Form 10-K405
period 1997-12-31
U S RESTAURANT PROPERTIES INC
filed 1998-03-20
CIK 1032462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997.

                         Commission File Number 1-13089

                        U.S. RESTAURANT PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


        MARYLAND                                         75-2687420
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


                5310 Harvest Hill Rd., Suite 270, LB 168, Dallas,
              Texas 75230 (Address of principal executive offices,
                               including zip code)

                                  972-387-1487
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
Common Stock, par value               New York Stock Exchange
       $0.001 per share
$1.93 Series A Cumulative             New York Stock Exchange
    Convertible Preferred
                    Stock


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
          ---

     The aggregate market value of the Common Stock (based upon the closing price of the Common Stock on March 13, 1998, on the New York Stock Exchange) held by non-affiliates of the Registrant was $367,196,692.

         As of March 13, 1998, there were 12,998,113 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------

                        U.S. RESTAURANT PROPERTIES, INC.

                                TABLE OF CONTENTS



                                                                   Page
                                                                   ----
                                     PART I

Item 1.  Business.............................................       3
Item 2.  Properties...........................................      13
Item 3.  Legal Proceedings....................................      15
Item 4.  Submission of Matters to a Vote of Security-Holders..      15


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters................................      16
Item 6.  Selected Financial Data..............................      18
Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations................      19
Item 8.  Financial Statements and Supplementary Data..........      23
Item 9.  Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure................      23

                                    PART III

Item 10. Directors and Executive Officers of the Registrant...      24
Item 11. Executive Compensation...............................      24
Item 12. Security Ownership of Certain Beneficial Owners and
           Management.........................................      24
Item 13. Certain Relationships and Related Transactions.......      24

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports
           on Form 8-K........................................      25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         U.S. Restaurant Properties, Inc. (the Company), a fully integrated, self-administered Real Estate Investment Trust (REIT), is one of the largest publicly-traded entities in the United States dedicated to acquiring, owning, managing and selectively developing restaurant properties. At December 31, 1997, the Company's portfolio consisted of 591 properties diversified geographically in 46 states and operated by approximately 290 restaurant operators. The properties are leased by the Company on a triple net basis primarily to operators of fast food and casual dining chain restaurants affiliated with major brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R) and Schlotzsky's(R) and regional franchises such as Grandy's(R) and Taco Cabana(R). As of December 31, 1997, over 99% of the Properties were leased pursuant to leases with average remaining lease terms (excluding extension options) in excess of ten years.

         The Company is a Maryland corporation which intends to make an election to be taxed as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1997. Both the common stock, par value $.001 per share (the Common Stock), and the $1.93 Series A Cumulative Convertible Preferred Stock, par value $.001 per share (the Preferred Stock), of the Company are traded on the New York Stock Exchange under the symbols "USV" and "USV pA," respectively. The principal executive offices of the Company are located at 5310 Harvest Hill Road, Suite 270, Dallas, Texas 75230. The telephone number is (972) 387-1487.

HISTORY AND STRUCTURE OF THE COMPANY

         The Company's predecessor, U.S. Restaurant Properties Master LP (USRP), formerly Burger King Investors Master L.P., was formed in 1985 by Burger King Corporation (BKC) and QSV Properties, Inc. (QSV), both of which were at that time wholly-owned subsidiaries of The Pillsbury Company. QSV acted as the general partner of USRP. Burger King Corporation was a special general partner of USRP until its withdrawal on November 30, 1994. USRP effected an initial public offering in 1986 and the proceeds therefrom were used to buy the Company's initial portfolio of 128 properties from Burger King Corporation. From 1986 through March 1995, the partnership agreement governing USRP limited the activities of the Company to managing the original portfolio of properties.

         In May 1994, existing management assumed control of the Company and began implementing a number of new strategies intended to pursue Company growth. These strategies have involved the Company in, among other things, acquiring new properties, enhancing investment returns through merchant banking activities and developing new co-branded service centers on a selective basis. From May 1994 through December 31, 1997, the Company acquired 477 Properties for an aggregate purchase price of approximately $300 million. Since December 31, 1997, the Company has acquired an additional 35 restaurant properties for a total investment of approximately $36 million.

         On October 15, 1997, the Company effected the Conversion of USRP into a self-administered REIT. The Conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P., a partnership subsidiary of the Company, with and into USRP. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest (the "Units") of USRP became stockholders of the Company. On October 16, 1997, the Common Stock, in replacement of the Units, commenced trading on the NYSE under the symbol "USV." In connection with the Conversion, QSV withdrew as general partner of each of USRP and U.S. Restaurant Properties

Operating L.P. (the "OP"), effective as of October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner for USRP and the Operating Partnership. As part of the Conversion, QSV received 126,582 shares of Common Stock and 1,148,418 units of beneficial interest in the OP, which are exchangeable at any time for shares of Common Stock on a one-for-one basis, in exchange for its interests in USRP and the OP and the termination of its management contract.

STRATEGY

         The Company seeks to maximize sustainable growth in Funds From Operations (FFO) (see Selected Financial Data) per share and cash available for distribution to stockholders through effective management, operation, acquisition and selective development of restaurant properties. The Company believes it can achieve its goal of increasing FFO per share and cash available for distribution per share by (i) acquiring high quality restaurant properties at attractive returns, (ii) realizing contractual rental rate escalations or percentage rent on existing leases, (iii) selectively developing properties where the Company can secure leases prior to construction and where such development is expected to result in returns on investment that the Company believes will exceed returns on comparable acquisitions, and (iv) actively managing the Company's portfolio, including periodically re-evaluating all assets for strategic disposition or repositioning. In pursuing its growth strategy, the Company intends to maintain a conservative capital structure providing it flexibility to access capital markets when financial and market conditions warrant, thereby enabling it to take advantage of growth opportunities as they arise.

 ACQUISITION STRATEGY. The Company seeks to identify and acquire high quality restaurant properties. The Company believes that it has been able to maximize returns on acquisitions as a result of its expertise in evaluating and capitalizing on the real estate needs of chain restaurant tenants, its ability to identify and acquire financially attractive restaurant properties operated by major national and regional restaurant brands and its expertise in identifying and evaluating restaurant operators. The Company also seeks to utilize the extensive personal and business relationships that management has developed over time within the real estate and chain restaurant industries to identify prospective acquisition opportunities and to consummate favorable acquisitions prior to the active marketing of the subject properties.

         The Company believes that the ownership of chain restaurant properties is highly fragmented and that such fragmentation often creates pricing inefficiencies in the sale of such properties. Chain restaurants are generally owned by numerous local operators, many of whom own or operate a single facility. Additionally, the Company believes that numerous chain restaurants are occupied by owners who desire to focus their investments on and attention to the operation of their respective restaurants, and not on ownership of real estate.

         Critical evaluation of prospective property acquisitions is an essential component of the Company's acquisition strategy. When evaluating acquisition opportunities, the Company assesses a full range of matters relating to the properties, including the quality of the tenant, the condition and capacity of building infrastructure, the remaining lease term and the strength of the brand affiliation. Additionally, the Company believes its access to capital will provide it with a competitive advantage over other potential property acquirors whose offers may be contingent upon obtaining the requisite financing. To achieve a predictable return while maintaining a low risk profile, the Company has developed the following acquisition criteria:

- INVEST IN MAJOR RESTAURANT BRANDS. The Company intends to continue to acquire properties operated by competent, financially-stable multi-unit restaurant operators, which properties are affiliated with major national brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R)and Schlotzsky's(R)and regional brands such as Grandy's(R)and Taco Cabana(R). The Company believes that successful restaurants operated underthese types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreement. The Company's strategy will continue to focus primarily on the acquisition of existing chain restaurant properties that have a history of profitable operations with a remaining term on the current lease of at least five years. The Company believes that acquiring existing restaurant properties provides a higher risk-adjusted rate of return to the Company than acquiring newly-constructed restaurants.


- ACQUIRE PROPERTIES SUBJECT TO LONG-TERM LEASES. The Company has historically acquired, and intends to continue to acquire, properties subject to existing long-term leases. The average remaining lease term for the Properties is over ten years. The Company believes that by having long-term leases in place it avoids the risks associated with trying to lease the property, including uncertainty as to lease rate and tenant continuity.

- CONSOLIDATE SMALLER PORTFOLIOS. While the Company generally focuses its acquisition efforts on the acquisition of single properties and smaller portfolios in the $1 million to $10 million range, the Company also pursues transactions involving portfolios of restaurant properties (generally having a portfolio acquisition price in excess of $10 million). These smaller portfolio transactions have historically resulted in a more attractive valuation for the Company because the size of such transactions generally does not attract competition from other large institutional property owners. Buyers for these smaller portfolios typically are not well capitalized and may be unable to compete for such transactions. Larger transactions involving multiple properties generally attract several institutional bidders, often resulting in a higher purchase price and lower investment returns to the purchaser. Since January 1, 1996, the Company has closed 89 transactions involving the acquisition of single properties with average acquisition prices of less than $1 million and with an average acquisition capitalization rate of between 11% and 14%. No assurance can be given, however, that future acquisitions will achieve such capitalization rates. In certain circumstances, however, the Company has identified, evaluated and pursued portfolios valued at up to $50 million that present attractive risk/return ratios.

- SELECTIVELY DEVELOP CO-BRANDED SERVICE CENTERS. The Company has begun to develop co-branded service centers, which combine a fast food restaurant with a branded convenience store and filling station on one prime retail site. The Company's general approach is to place under contract or option a prime commercial parcel, obtain lease commitments from restaurant and gas station/convenience store operators, and then supervise the construction of the facility. In 1997, the Company opened four co-branded service centers. In addition, the Company currently has nine co-branded service center developments under construction which are expected to be completed during 1998. The Company believes that its development program may provide investment yields in the range of 11% to 15%. No assurance can be given, however, that future development will achieve such investment yields. The Company expects to invest approximately $20 million to $24 million, which is approximately 10% to 12% of its total annual investment activity, in co-branded service center development over the next 12 months.

- SELECTIVELY ACQUIRE FILLING STATION PROPERTIES. As an extension of its co-branded development efforts, the Company seeks to acquire filling station properties which may, in some instances, have restaurant operations on the property as well. Management believes that filling station properties possess many of the favorable characteristics that chain restaurant properties exhibit. Management will pursue similar strategies and underwriting standards in acquiring filling stations as those employed for chain restaurants.

     Management is also exploring acquiring selectively other service retailing neighbors of restaurants, such as cinemas.

INTERNAL GROWTH. The Company's goal of maximizing sustainable growth in FFO is expected to be enhanced by its strategy to achieve internal growth from several sources. A substantial number of the Company's leases contain annual rent escalations that are either fixed (ranging from 2% to 3%) or indexed based on a consumer price or other index. The Company will seek to include similar escalation provisions in its future leases. The Company also seeks to include percentage rent provisions in its leases. At December 31, 1997, approximately 55% of the Company's leases provided for percentage rent ranging from 2% to 9% of the gross revenue in excess of a threshold amount generated by the tenant.

OPERATING STRATEGY. Management has endeavored to achieve a consistent return by employing the strategies described above while at the same time minimizing loss risk. The significant risk in the chain restaurant property business falls into two categories: (i) default losses and/or (ii) non-renewal of leases with accompanying declines in rent. The Company has collected in the last three years, more than 99% of all rent due and, in the last 12 months, the average remaining lease term on the Properties has increased from seven years to more than ten years. These achievements are the result of the following operating strategies which are designed to enhance the predictability and sustainability of the Company's cash flow:

- RENT PAYMENT PROTECTION. The Company protects against loss of rent payment by employing strict underwriting standards, such as rent coverage ratio analysis, and including terms and conditions in its leases which discourage non-payment, such as master leases covering multi-unit operations, cross default provisions on other properties, non-access to restaurant equipment and letter of credit and/or personal guaranty requirements.

- LEASE RENEWAL. The Company believes that the location of a restaurant is a critical factor in a restaurant's success and that, as a result, its tenants, in most cases, would experience a loss in the profitability of a store and incur difficulty and cost in moving the store in the event of non-renewal of the lease and, as a result, believes renewal of the lease, on terms equal to or better than the existing terms, is more likely to occur than the tenant vacating the space. In addition, the Company has implemented an early lease renewal program pursuant to which the Company offers remodeling financing to tenants in consideration for renewing and restructuring existing leases. The Company believes this program will help mitigate the risk of non-renewals of leases and will enable the Company, where needed, to restructure the leases to require the tenant to be responsible for all costs associated with operating the property. The Company aggressively pursues lease renewals to take advantage of this need by tenants for stability and continuity. Since August 1995, the Company has renewed 50 leases.

- DIVERSIFICATION. The Company believes its income stream is further protected through the diversification of the Properties by location, brand affiliation and the large number of operators leasing the Properties. The 591 Properties are diversified geographically in 46 states, with no state, except Texas (28%), accounting for a concentration of greater than 6% of the Properties. The Company believes the geographic diversity provides the Company with protection from downturns in local and regional economies. Since May 1994, the Company has significantly expanded the number of its brand affiliations. Of the 477 Properties acquired since May 1994, only 94 are Burger King(R)restaurants and the balance are affiliated with other national and regional chain restaurants, such as Arby's(R), Hardee's(R), Pizza Hut(R), Dairy Queen(R), Grandy's(R)and Chili's(R). Additionally, the Company has no tenant that accounts for greater than 14% of the Company's gross revenues. As a result, the Company is not materially dependent on any one operator or any small group of operators.

- ASSET MANAGEMENT. The Company analyzes each restaurant property within its portfolio to identify opportunities to improve its return. Such opportunities may include purchasing property adjacent to the current property, working with existing tenants to improve the sales and performance of their stores and in some cases providing remodeling financing toward that end.

FINANCING STRATEGY. The Company utilizes its credit facility provided by Comerica Bank-Texas for short term financing of the acquisition of additional restaurant properties. Borrowings under the credit facility at December 31, 1997, bore interest at a rate of London Interbank Offered Rate (LIBOR) plus a margin of 1.80% per annum. At December 31, 1997, $63 million was outstanding under the Comerica credit facility. On January 17, 1998, the Company entered into an agreement with Union Bank of Switzerland (UBS) to provide a new unsecured credit facility in the amount of $175 million to replace the Comerica credit facility. The UBS credit facility bears interest at a rate of LIBOR plus a margin of between 1.05% and 1.35% per annum. The Company may also issue Common Stock or OP Units as consideration for future acquisitions. The Company believes that its access to capital should provide it with a competitive advantage in acquisitions over other bidders that qualify their bids with financing or other contingencies.

         The Company believes that it is best served by a conservative capital structure with flexibility to access the capital markets when financial and market conditions warrant. The Company's policy is to maintain a debt to total market capitalization ratio (i.e., total consolidated debt of the Company as a percentage of market value of its capital stock plus total consolidated debt; for purposes of this calculation, the Series A Preferred Stock will be valued at the greater of its liquidation preference or the market value of the Common Stock into which it is convertible) of less than 50%. As of December 31, 1997, the Company's ratio of debt to total market capitalization was approximately 24%.

INDUSTRY

         The Company invests in properties on which fast food and casual dining restaurants operate. These are primarily existing, seasoned operations using the brand names of well known chain restaurants. The restaurant industry has grown significantly over the past 20 years as a result of population growth, the influence of the baby boom generation, the growth of two-income families and the growth in consumers' disposable income. According to the National Restaurant Association, the food service industry generated an estimated $308 billion of revenue representing approximately 4.1% of the Gross Domestic Product during 1996. Total food service industry sales during 1997 are estimated to be approximately $320 billion. The fast food segment, which offers value pricing and convenience and represents approximately 90% of the Company's properties, is the largest segment in the restaurant industry with 1997 sales estimated to exceed $103 billion or 32% of the industry's revenues. The growth of the fast food segment has exceeded that of the entire restaurant industry for over 20 years. According to the National Restaurant Association, sales at fast food restaurants are expected to outpace the overall industry in 1997.

         Demographic trends point toward an optimistic outlook for the food service industry. According to the National Restaurant Association, the aging of the baby boomers presents an opportunity for the industry, as people aged 45 to 54 generally have the highest incomes and spend the most money on food away from home. Over the next several years, the 35 to 54 age group will experience an income increase through wage increases and inheritances. Furthermore, the 15 to 24 age group will begin to expand again, reversing a ten-year decline. The industry's product serves the dual income family particularly well. This group craves the convenience due to their job demands and has the financial capacity to buy meals outside the home.

Families with two or more incomes represent over 70% of all family units; their real incomes have improved over the last 20 years while single income families experienced an erosion in their earnings.

         The primary national and regional brands with which the Company is affiliated are among the strongest in the country. The Company owns properties operating under the Burger King, Pizza Hut(R), Taco Bell(R), Wendy's(R), Hardee's(R) and KFC(R) restaurant brands which are six of the top ten domestic restaurant chains (based on estimated 1996 system wide sales) in the United States. In addition, the Company leases to operators of restaurant chains falling in the top 20 domestic restaurant chains such as Arby's(R), Dairy Queen(R) and Jack in the Box(R).

DIVERSIFICATION

         The Company conducts its operations in such a manner as to enhance the predictability and sustainability of its cash flows. The Company enhances the predictability of the operating performance of the Properties and its financial position by diversifying its portfolio by geographic location and number of tenants. The Company believes that geographic diversification minimizes the effects on the Company's financial position of downturns in regional and local economics. The Properties are further diversified by number of tenants. At December 31, 1997, only one tenant accounts for over 10% of the Company's properties. Sybra, Inc., the operator of 77 Arby's(R) restaurants located on the Properties, accounted for 13% of the Company's properties at December 31, 1997.

LEASES WITH RESTAURANT OPERATORS

         The Company's strategy is to acquire operating restaurant properties rather than developing new restaurant properties, although the Company has begun to acquire newly constructed properties. Typically, the Company acquires a property that has been operated as a fast food or casual dining restaurant and that is subject to a lease with a remaining term of five to 20 years and a co-terminus franchise agreement. The Company believes that this strategy reduces the Company's financial risk because the restaurant operated on such property has a proven operating record that mitigates the risk of default or non-renewal under the lease.

         Substantially all of the Company's existing leases are "triple net." Triple net leases typically require the tenants to be responsible for the property operating costs, including property taxes, insurance and maintenance. A majority of the Company's leases provides for a base rent plus a percentage of the restaurant's sales in excess of a threshold amount. The triple net lease structure is designed to provide the Company with a consistent stream of income without the obligation to reinvest in the property. For the twelve months ended December 31, 1997, base rental revenues and percentage rental revenues represented 84% and 16%, respectively, of total gross rental revenues.

         The Company seeks to renew and restructure leases which will provide for an increase in the percentage of total rental revenues derived from base rental revenues and a decrease in the percentage of total rental revenues derived from percentage rental revenues. In addition, the Company has implemented an early renewal program pursuant to which the Company offers remodeling financing to tenants in consideration for renewing and restructuring leases. To date, the Company has renewed 33 leases under this program, with an aggregate of $1.3 million paid out by the Company for remodeling. The Company considers the remodeling financing to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals. The early renewal program has resulted in an increase of the average remaining lease term of the Properties to over ten years, thus mitigating the risk of non-renewal of leases.

         The Company generally acquires properties from third-party lessors or from operators in sale/leaseback transactions in which the operator sells the property to the Company and then enters into a long-term lease (typically 20 years) with the Company for such property. A sale/leaseback transaction is attractive to the operator because it allows the operator to realize the value of the real estate while retaining occupancy for the long term. A sale/leaseback transaction may also provide specific accounting, earnings and market value benefits to the selling operator. For example, the lease on the property may be structured by the tenant as an off-balance sheet operating lease, consistent with Financial Accounting Standards Board rules, which may increase the operator's earnings, net worth and borrowing capacity. The following table sets forth certain information regarding lease expirations for the Properties.


                          LEASE EXPIRATION SCHEDULE (1)


                                            NUMBER            PERCENT
                                          OF LEASES             OF
       YEAR                                EXPIRING            TOTAL
       ----                               -----------        ---------

       1998 to 2000 .................           72              12.2%
       2001 to 2003 .................          107              18.1%
       2004 to 2006 .................           57               9.6%
       2007 to 2009 .................           32               5.4%
       2010 to 2012 .................           26               4.4%
       2013 to 2015 .................           39               6.6%
       2016 to 2018 .................          234              39.6%
       2019 to 2021 .................           17               2.9%
       2022 to 2024 .................            3               0.5%
       Unleased .....................            4               0.7%
                                            ----------        ---------
       Total ........................          591             100.0%
                                            ==========        =========

(1) The lease expiration schedule does not include lease extension options.

RESTAURANT ALTERATIONS

         The Company believes that improving, expanding, rebuilding or replacing its restaurant properties from time to time is important. In addition to normal maintenance and repair requirements, each operator of a Burger King(R) restaurant is required under Burger King Corporation's franchise agreement and lease/sublease, at its own cost and expense, to make such alterations to a
Burger King(R) restaurant as may be reasonably required by Burger King Corporation from time to time to modify the appearance of the restaurant to reflect the then current image requirements for Burger King(R) restaurants. Most of the Properties that are operating as Burger King(R) restaurants are 15 to 20 years old. The Company believes that many of these Properties require substantial improvements to maximize sales and that their condition is below Burger King Corporation's current image requirements.

OWNERSHIP OF REAL ESTATE INTERESTS

         Of the 591 Properties included in the Company's portfolio as of December 31, 1997, the Company (i) owned both the land and the restaurant building in fee simple on 447 of such Properties (the "Fee Properties"), (ii) owned the land, with the tenant owning the restaurant building, on 33 of such Properties and (iii) leased the land, the building or both from a third-party lessor on 111 of such Properties (the "Leasehold Properties"). Of the 111 Leasehold Properties, 27 are Properties on which the Company leases from a third party the underlying land, the restaurant building and the other improvements thereon (the "Primary Leases") and then subleases the property to the restaurant operator. Under the terms of the remaining 84 Leasehold Properties (the "Ground Leases"), the Company leases the underlying land from a third party and owns the restaurant building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The remaining terms of the Primary Leases and Ground Leases range from one to 17 years. With renewal options exercised, the remaining terms of the Primary Leases and Ground Leases range from one to 30 years, with the average remaining term being 21 years.

         The terms and conditions of each Primary Lease and each Ground Lease vary substantially. Such leases, however, have certain provisions in common, including that: (i) the initial term is 20 years or less, (ii) the rentals payable are stated amounts that may escalate over the terms of the Primary Leases and Ground Leases (and/or during renewal terms), but normally are not based upon a percentage of sales of the restaurants thereon, and (iii) the Company is required to pay all taxes and operating, maintenance and insurance expenses for the Leasehold Properties. In addition, under substantially all of the leases the Company may renew the term one or more times at its option (although the provisions governing any such renewal vary significantly and some renewal options are at a fixed rental amount while others are at fair rental value at the time of renewal). Several Primary Leases and Ground Leases also give the owner the right to require the Company, upon the termination or expiration thereof, to remove all improvements situated on the property.

         Although the Company, as lessee under each Primary Lease and Ground Lease, generally has the right to freely assign or sublet all of its rights and interests thereunder, the Company is not permitted to assign or sublet any of its rights or interests under certain of the Primary Leases and certain of the Ground Leases without obtaining the lessor's consent or satisfying certain other conditions. In addition, approximately 20% of the Primary Leases and Ground Leases require the Company to use such Leasehold Properties only for the purpose of operating a Burger King(R) restaurant or another specified brand of restaurant thereon. In any event, no transfer will release the Company from any of its obligations under any Primary Lease or Ground Lease, including the obligation to pay rent.

USE AND OTHER RESTRICTIONS ON THE OPERATION AND TRANSFER OF BURGER KING RESTAURANT PROPERTIES

         The Company was originally formed for the purpose of acquiring all BKC's interests in the original portfolio and leasing or subleasing them to BKC franchisees under the leases/subleases. Accordingly, the OP Agreement contains provisions that state, except as expressly permitted by BKC, that the Company may not use such properties for any purpose other than to operate a Burger King restaurant during the term of the lease. In furtherance thereof, the OP
Agreement: (i) requires the Company, in certain specified circumstances, to renew or extend a lease/sublease and enter into a new lease with another franchisee of BKC, to approve an assignment of a lease/sublease, to permit BKC to assume a lease/sublease at any time and to renew a Primary Lease, and (ii) imposes certain restrictions and limitations upon the Company's ability to sell, lease or otherwise transfer any interest in such properties. The OP Agreement requires the Company to provide BKC notice of default under a lease/sublease and an opportunity to cure such default prior to taking any remedial action. The OP Agreement also requires the Company under certain circumstances to provide tenants with assistance with remodeling costs. Such terms with respect to such properties imposed on the Company by the OP Agreement may be less favorable than those imposed upon other lessors of Burger King restaurants. BKC has advised the Company that it intends to waive or not impose certain of the restrictive provisions contained in the OP Agreement.


RECENT DEVELOPMENTS

         RECENT ACQUISITIONS: Since December 31, 1997, the Company has acquired 35 restaurant properties for an aggregate purchase price of approximately $36 million. The acquired properties are leased on a triple net basis to operators of Burger King(R), Dairy Queen(R), Hardee's(R), Chili's(R), Schlotzsky's(R), Pizza Hut(R), Grandy's(R), Taco Bell(R), KFC(R) and other brand name restaurants. The Company acquired these properties with cash which was financed principally by utilizing the Company's line of credit.

         CREDIT FACILITY: On January 17, 1998 the Company entered into a credit agreement with Union Bank of Switzerland for a revolving credit line of $175 million. At February 28, 1998, approximately $64 million remained available for borrowings under the UBS credit agreement.

         NOTES PAYABLE: In January, 1998, the holders of $40,000,000 in notes payable agreed in principle to release the collateral securing the notes.

EMPLOYEES AND MANAGEMENT

         On February 28, 1998, the Company had 38 employees. The Company believes that relations with its employees are good.

COMPETITION

         The Company believes that it competes with numerous other publicly-owned entities, some of which dedicate substantially all of their assets and efforts to acquiring, owning and managing chain restaurant properties. The Company also competes with numerous private firms and individuals for the acquisition of restaurant properties. In addition, there are other publicly owned entities that are dedicated to acquiring, owning and
managing  triple  net  lease  properties.   The  majority  of  chain  restaurant
properties is owned by restaurant operators and real estate investors. Management believes, based on its industry knowledge and experience, that this fragmented market provides the Company with substantial acquisition opportunities. The Company also believes that the inability of most small restaurant owners to obtain funds with which to compete for acquisitions as timely and inexpensively as the Company provides the Company with a competitive advantage when seeking to acquire a restaurant property.

         The restaurants operated on the Company's properties are subject to significant competition (including, for example, competition from other national and regional "fast food" restaurant chains, other Burger King restaurants (including mobile restaurants), local restaurants, restaurants owned by Burger King Corporation or affiliated entities, national and regional restaurant chains that do not specialize in "fast food" but appeal to many of the same customers as do "fast food" restaurants, and other competitors such as convenience store and supermarkets that sell ready-to-eat food). The success of the Company depends, in part, on the ability of the restaurants operated on the properties to compete successfully with such businesses. The Company does not anticipate that it will seek to engage directly in or meet such competition. Instead, the Company will be dependent upon the experience and ability of the lessees operating the restaurants located on the properties and, with respect to its Burger King properties, the Burger King Corporation system generally to compete with these other restaurants and similar operations.

The Company believes that the ability of its lessees to compete is affected by their compliance with the image requirements at their restaurants.

REGULATIONS

         The Company, through its ownership of interests in and management of real estate, is subject to various environmental, health, land-use and other regulation by federal, state and local governments that affects the development and regulation of restaurant properties. The Company's leases impose the primary obligation for regulatory compliance on the operators of the restaurant properties.

ENVIRONMENTAL REGULATION. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances releases on or within its property. Such liability may be imposed without regard to whether the owner or operator knew of, or caused the release of the hazardous substances. In addition to liability for cleanup costs, the presence of hazardous substances on a property could result in the owner or operator incurring liability as a result of a claim by an employee or another person for personal injury or a claim by an adjacent property owner for property damage.

         In connection with the Company's acquisition of a new property, a Phase I environmental assessment is obtained. A Phase I environmental assessment involves researching historical usages of a property, analyzing databases containing registered underground storage tanks and other matters, and including an on-site inspection to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, is ordered for further evaluation and, depending upon the results of such assessment, the transaction is consummated or the acquisition is terminated.

         The   Company  is  not   currently  a  party  to  any   litigation   or
administrative proceeding with respect to any property's compliance with environmental standards. Furthermore, the Company is not aware of nor does it anticipate any such action, or the need to expend any of its funds, in the foreseeable future in connection with its operations or ownership of existing properties which would have a material adverse affect upon the Company's financial position, operations or cash flow.

         AMERICANS WITH DISABILITIES ACT ("ADA"). Under the ADA, all public accommodations, including restaurants, are required to meet certain federal requirements relating to physical access and use by disabled persons. A determination that the Company or a property of the Company is not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorney's fees. The Company's leases contemplate that compliance with the ADA is the responsibility of the operator. The Company is not currently a party to any litigation or administrative proceeding with respect to a claim of violation of the ADA and does not anticipate any such action or proceeding that would have a material adverse effect upon the Company.

         LAND-USE, FIRE AND SAFETY REGULATIONS. In addition, the Company and its restaurant operators are required to operate the properties in compliance with various laws, land-use regulations, fire and safety regulations and building codes as may be applicable or later adopted by the governmental body or agency having jurisdiction over the location of the property or the matter being regulated. The Company does not believe that the cost of compliance with such regulations and laws will have a material adverse effect upon the Company.

         HEALTH REGULATIONS. The restaurant industry is regulated by a variety of state and local departments and agencies, concerned with the health and safety of restaurant customers. These regulations vary by restaurant location and type. The Company's leases provide for compliance by the restaurant operator with all health regulations and inspections and require that the restaurant operator obtain insurance to cover liability for violation of such regulations or the interruption of business due to closure caused by failure to comply with such regulations. The Company is not currently a party to any litigation or administrative proceeding with respect to the compliance with health regulations of any property it finances, and does not anticipate any such action or proceeding that would have a material adverse effect upon the Company.

         INSURANCE. The Company requires its lessees to maintain adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles. The Company also requires that it be named as an additional insured under such policies. Certain types and amounts of insurance are required to be carried by each restaurant operator under the leases with the Company, and the Company actively monitors tenant compliance with this requirement. The Company intends to require lessees of subsequently acquired properties to obtain similar insurance coverage. There are, however, certain types of losses generally of a catastrophic nature, such as earthquakes and floods, that may be either uninsurable or not economically insurable, as to which the Company's properties are at risk depending on whether such events occur with any frequency in such areas. An uninsured loss could result in a loss to the Company of both its capital investment and anticipated profits from the affected property. In addition, because of coverage limits and deductibles, insurance coverage in the event of a substantial loss may not be sufficient to pay the full current market value or current replacement cost of the Company's investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make using insurance proceeds to replace a facility after it has been damaged or destroyed infeasible. Under such circumstances, the insurance proceeds received by the Company might be inadequate to restore its economic position with respect to such property.

ITEM 2.  PROPERTIES

GENERAL

         The Company acquires, owns, manages and selectively develops restaurant properties that it leases on a triple net basis primarily to operators of fast food and casual dining chain restaurants affiliated with national brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R) and Schlotzsky's(R) and regional brands such as Grandy's(R) and Taco Cabana(R). During the first year following acquisition by the Company, the Properties have historically provided the Company with an aggregate first year return on total investment in excess of 11%. Management believes that the long-term, triple net structure of its leases results in a more predictable and sustainable income stream than other forms of real estate investments.

PROPERTIES

         As of December 31, 1997, the Company owned 591 Properties, including 209 Burger King(R) Properties (out of approximately 6,400 U.S. locations), 78 Arby's(R) Properties (out of approximately 2,890 U.S. locations), 41 Dairy Queen(R) Properties (out of approximately 6,000 U.S. locations), 29 Hardee's(R) Properties (out of approximately 2,300 U.S. locations), 22 Pizza Hut(R) Properties (out of approximately 9,570 U.S. locations), 24 Schlotzsky's(R)
Properties  (out of  approximately  560 U.S.  locations)  and  eight  Chili's(R)
Properties (out of approximately 110 U.S. locations). The Properties are diversified geographically in 46 states, with no state, except Texas (28%), accounting for greater than 6% of the Properties. Of the 591 Properties, approximately 99% were leased on a triple net basis as of December 31, 1997.

         The following table sets forth certain state-by-state information regarding the Properties owned by the Company as of December 31, 1997.


                              BURGER    DAIRY                PIZZA
                     TOTAL     KING     QUEEN    HARDEE'S     HUT     SCHLOTZSKY'S    CHILI'S     ARBY'S    OTHER
                    -------  --------  -------  ----------  -------  --------------  ---------  ---------  -------

Alabama .........       5         3                  1        1
Arkansas ........       9         7                                                       1                    1
Arizona .........      15        13                           1             1
California ......      15        13                                                                            2
Colorado ........       9         4                                         3                                  2
Connecticut .....       3         3
Delaware ........       1                                                                                      1
Florida .........      34         7                  1                                               10       16
Georgia .........      34         8                 23        1                                                2
Iowa ............       8         2                                                                            6
Idaho ...........       1                                                                 1
Illinois ........      11         1                  1        2                                                7
Indiana .........      13         4                                         2                                  7
Kansas ..........       2         2
Kentucky ........       4         3                                         1
Louisiana .......       8                                     2                                                6
Massachusetts ...       5         4                                                                            1
Maryland ........       4         3                           1
Maine ...........       4         4
Michigan ........      30         4                                         1                        24        1
Minnesota .......      20         2                           2                                               16
Missouri ........       8         3                  1                                                         4
Mississippi .....       2         2
Montana .........       1         1
North Carolina ..      21        12                                         5                                  4
North Dakota ....       2                                                                                      2
Nebraska ........       2         1                                                       1
New Jersey ......       6         6
New Mexico ......       7         2                                         1             1                    3
Nevada ..........       1         1
New York ........      35        18                           4                                               13
Ohio ............       9         9
Oklahoma ........      20         3                           1                                               16
Oregon ..........       6         6
Pennsylvania ....      19        13                           1                                       5
South Carolina ..      13         9                  2                      1                                  1
South Dakota ....       1                                                                                      1
Tennessee .......      15         8                           2             2                                  3
Texas ...........     164        12       41                  2             7             2          38       62
Utah ............       1                                                                 1
Virginia ........       2                                     1                                       1
Vermont .........       1         1
Washington ......       7         7
Wisconsin .......       9         6                                                                            3
West Virginia ...       3         2                           1
Wyoming .........       1                                                                 1
                    -------  --------  -------  --------  ---------  --------------  ---------  ---------  -------
Total ...........     591       209       41        29       22            24             8          78      180
                    -------  --------  -------  --------  ---------  --------------  ---------  ---------  -------


         The Company intends to continue to acquire properties affiliated with major national brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R) and Schlotzsky's(R) and regional brands such as Grandy's(R) and Taco Cabana(R), operated by competent, financially-stable multi-unit restaurant operators. The Company believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company believes its income stream is further protected through the increasing diversification of the Properties by brand affiliation. Since existing management assumed control of the Company in May 1994, the Company has significantly expanded the number of its brand affiliations. Of the 477 Properties acquired since May 1994, only 94 are Burger King(R) restaurants and the balance are affiliated with other national and regional chain restaurants.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to Stockholders in the quarter ended December 31, 1997.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "USV". Quarterly distributions are declared for payment early in the next calendar quarter. The high and low sales prices of the shares and the distributions paid during each calendar quarter of 1996 and 1997, and through February 28, 1998 are set forth below (market prices and distributions per share have been adjusted to reflect the impact of the three-for-two stock split effected on October 30, 1997):


                                           MARKET PRICE                             DIVIDENDS AND
                             HIGH               LOW              CLOSE              DISTRIBUTIONS
                         -------------    ---------------   ----------------     ---------------------

          1996


First Quarter             $ 15.5833          $ 13.0000        $ 15.5833           $     0.2933
Second Quarter              16.6667            14.4167          15.3333                 0.3133
Third Quarter               17.0833            14.3333          16.5000                 0.3200
Fourth Quarter              18.8333            15.0833          18.5000                 0.3233
                                                                                 ---------------------
                                                                                  $     1.2499

          1997

First Quarter             $ 20.5833          $ 17.8333        $ 18.0000           $     0.3333
Second Quarter              19.7917            17.6667          19.6667                 0.3433
Third Quarter               23.4167            19.6667          22.9583                 0.3500
Fourth Quarter              25.6667            21.6250          23.9375                 0.3575
                                                                                 ---------------------
                                                                                  $     1.3841

          1998

First Quarter             $ 26.4375          $ 23.8750        $ 26.1250           $     0.3700
    (Through February 28)



DISTRIBUTIONS AND ALLOCATIONS

         Prior to October 15, 1997 the Company operated in the form of a master limited partnership, and cash distributions and allocations of net income were made in accordance with the terms of the Partnership Agreement. Distributions took the form of Cash Flow Distributions and Distributions of Proceeds from Capital Transactions and were allocated along with operating income as follows.

         CASH FLOW DISTRIBUTIONS. Net cash flow from operations of the Company that was distributed was allocated 98.02 percent to the Unitholders and 1.98 percent to the Managing General Partner until the Unitholders received a simple (non-cumulative) annual return for such year equal to 12 percent of the Unrecovered Capital Per Partnership Unit (i.e., $20.00 (the original offering price in 1986) reduced by any prior distributions of net proceeds of capital transactions); then any distributed cash flow for such year was allocated 75.25 percent to the Unitholders and 24.75 percent to the Managing General Partner until the Unitholders received a total simple (non-cumulative) annual return for such year equal to 17.5 percent of the Unrecovered Capital per Partnership Unit; and then any excess distributed cash flow for such year was allocated 60.4 percent to the Unitholders and 39.6 percent to the Managing General Partner.

         DISTRIBUTIONS OF PROCEEDS FROM CAPITAL TRANSACTIONS. Net proceeds from financing and sales or other dispositions of the Properties (interim and liquidating) were allocated 98.02 percent to the Unitholders and 1.98 percent to the Managing General Partner until the Unitholders received an amount equal to the Unrecovered Capital Per Partnership Unit (initially $20.00 per Unit) plus a cumulative, simple return equal to 12 percent of the balance of their Unrecovered Capital Per Partnership Unit outstanding from time to time (to the extent not previously received from distributions of prior capital transactions); then such proceeds were allocated 75.25 percent to the Unitholders and 24.75 percent to the Managing General Partner until the Unitholders received a total cumulative, simple return equal to 17.5 percent of the Unrecovered Capital Per Partnership Unit; and then such proceeds were allocated 60.4 percent to the Unitholders and 39.6 percent to the Managing General Partner.

         TAX ALLOCATIONS. Operating income and loss of the Company for each year generally was allocated between the Managing General Partner and the Unitholders in the same aggregate ratio as cash flow was distributed for that year. Gain and loss from a capital transaction generally was allocated among the Partners in the same aggregate ratio as net proceeds of the capital transaction was distributed except to the extent necessary to reflect capital account adjustments. In the case of both operating income or loss and gain or loss from capital transactions, however, the amount of such income, gain or loss allocated to the Managing General Partner and the Unitholders for the year would not necessarily equal the total cash distributed to the Managing General Partner and the Unitholders for such year. Upon the transfer of a Partnership Unit, tax items allocable thereto generally would be allocated among the transferor and the transferee based on the period during the year that each owned the Partnership Unit, with each Unitholder on the last day of the month being treated as a Unitholder for the entire month.

         Subsequent to October 15, 1997 distributions were made in the form of dividends to common stockholders and distributions to holders of OP units. As a REIT, the Company is required to distribute 95% of taxable income to shareholders in the form of dividends.

PAYMENTS TO THE MANAGING GENERAL PARTNER

         Prior to October 15, 1997 the Company compensated the Managing General Partner for its efforts and increased internal expenses with respect to additional properties. The Company paid the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1997 and 1996, the one-time acquisition fee equaled $1,401,000 and $1,043,000 respectively, which was capitalized, and the increase in the non-accountable annual fee equaled $498,000 and $495,000 respectively. In addition, if the Rate of Return (as defined) on the Partnership's equity on all additional properties exceeded 12 percent per annum for any fiscal year, the Managing General Partner was paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. For 1996, this additional fee equaled $93,000 and there was no such fee paid in 1997 or in 1995. These fees were discontinued with the termination of the management contract between QSV and USRP on October 15, 1997.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto.


                                                                           YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER UNIT/SHARE AND PROPERTY DATA)
                                                   1993          1994           1995            1996             1997
                                                ------------  ------------  -------------   --------------   --------------
STATEMENT OF INCOME:
Total revenues .............................     $ 8,397       $ 8,887       $  9,850        $   18,518         $  35,584
Expenses:
  Rent .....................................       1,295         1,348          1,405             2,080             2,488
  Depreciation and amortization ............       1,383         1,361          1,541             3,978             9,415
  Taxes, general and administrative ........       1,008         1,144          1,419             2,461             3,590
  Interest expense (2) .....................         109            90            262             2,558            10,011
  Provision for write down or
      disposition of properties ............          74            11             -                 -                -
                                                ------------  ------------  -------------   --------------   --------------
Total expenses .............................       3,869         3,954          4,627            11,077            25,504
Minority interest in operating partnership..          -             -              -                 -               (202)
Gain on sale of property ...................          -             -              -                 32               869
REIT Conversion Costs ......................          -             -              -                 -               (920)
Termination of management contract .........          -             -              -                 -            (19,220)
                                                ------------  ------------  -------------   --------------   --------------
Net income (loss) ..........................     $ 4,528       $ 4,933       $  5,223         $   7,473         $  (9,393)
                                                ============  ============  =============   ==============   ==============
Net income (loss) allocable to
    Unitholders/Shareholders (1) ...........     $ 4,437       $ 4,834       $  5,119         $   7,325         $ (10,261)
Weighted average units/shares outstanding (3):
    Basic ..................................       6,953         6,953          6,957             8,984            11,693
    Diluted ................................       6,953         6,953          7,015             9,190            11,693
Earnings per unit/share (3):
    Basic ..................................     $  0.64       $  0.70       $   0.74         $    0.82         $   (0.88)
    Diluted ................................     $  0.64       $  0.70       $   0.73         $    0.80         $   (0.88)
Dividends/distributions per unit/share (3)       $  0.99       $  1.07       $   1.14         $    1.25         $    1.38
BALANCE SHEET DATA:
Total assets ...............................     $65,322       $62,889       $ 71,483         $ 177,418         $ 359,149
Line of credit and long term debt ..........          -             -          10,931            69,486           129,196
Capitalized lease obligations ..............         966           775            563               362               170
General partners' capital ..................       1,357         1,308          1,241             1,163               N/A
Limited partners' capital ..................      62,757        60,361         58,071           103,120               N/A
Stockholders' equity and minority interest..         N/A           N/A            N/A               N/A           204,544

Other Data:
Funds From Operations ......................     $ 7,119       $ 7,638       $  8,314         $  13,111         $  20,744
Cash distributions declared per Unit/Share
    applicable to respective period (1).....     $  0.99       $  1.07       $   1.14         $    1.25         $    1.38
Cash flow from operating activities ........     $ 7,475       $ 6,990       $  9,288         $  13,852         $  19,334
Cash flow from (used in) investing activities    $ 1,130                     $(12,039)        $(100,978)        $(174,017)
Cash flow from (used in) financing activities    $(8,302)      $(7,569)      $  2,077         $  87,500         $ 155,406
Number of properties .......................         123           123            139               322               591


--------------------------------
(1) Prior to October 15, 1997 the Company operated in the form of a master limited partnership. Amounts shown for years prior to 1997 reflect net income allocable to partnership unitholders, net income per partnership unit, and cash distributions declared per partnership unit.
(2) Interest expense is net of interest income for all periods except for 1997 amounts. Interest income was immaterial for all years prior to 1997.
(3) Weighted average number of units/shares outstanding, dividends/distributions per unit/share and earnings per unit/share have been adjusted to reflect the three-for-two split of the Common Stock and calculation of earnings per unit/share in accordance with SFAS 128.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

     The Company derives its revenue from the leasing of its Properties to operators (primarily restaurant) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance. A majority of the Company's leases provides for a base rent plus a percentage of the restaurant's sales in excess of a threshold amount. As a result, a portion of the Company's revenues is a function of the number of restaurants in operation and their level of sales. Sales at individual restaurants are influenced by local market conditions, by the efforts of specific restaurant operators, by marketing, by new product programs, support by the franchisor and by the general state of the economy.

     On October 15, 1997 the Company changed its form of business from a master limited partnership to a REIT (Real Estate Investment Trust). U. S. Restaurant Properties, Inc. became the successor entity to U.S. Restaurant Properties Master L.P. The results of operations for the year ended December 31, 1997 are presented as the continuation of the operations of the predecessor entity.

         The results of operations of the Company, together with its predecessors, for the periods discussed below have been affected by the growth in the total number of Properties owned by the Company, as well as by increases in rental income across the portfolio, over such time periods. The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

COMPARISON OF THE TWELVE MONTHS ENDED DECEMBER 31, 1997 TO THE TWELVE MONTHS ENDED DECEMBER 31, 1996

         The Company owned 322 properties prior to January 1, 1997. The Company acquired 277 properties and sold 8 properties from January 1, 1997 to December 31, 1997, the operations of which are included in the periods presented from their respective dates of acquisition..

         Revenues  in  the  twelve  months  ended   December  31,  1997  totaled
$35,584,000, an increase of 92% when compared to the twelve months ended December 31, 1996. The increase was due primarily to increases in the number of properties owned during this period as compared to the same period in 1996. Through December 31, 1997, approximately 16% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 33% for the year ended December 31, 1996. Thus, during the twelve months ended December 31, 1997, the impact of fluctuations in restaurant sales had a diminishing impact on total rental revenues. Also included in revenues is interest income relating to secured notes and mortgages receivable from tenants and related parties. Interest income was $1,091,000 in 1997.

         Rent expense for the twelve months ended December 31, 1997 totaled $2,488,000, an increase of 20% when compared to the twelve months ended December 31, 1996. Depreciation and amortization expenses in the twelve months ended December 31, 1997 totaled $9,415,000, an increase of 137% when compared to the twelve months ended December 31, 1996. The increase in rent expense and depreciation and amortization expenses directly relates to the property acquisitions.

         Taxes, general and administrative expenses for the twelve months ended December 31, 1997 totaled $3,590,000, an increase of 56% when compared to the twelve months ended December 31, 1996. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth and an increase in management fees paid to the managing general partner prior to October 15, 1997.

         Interest expense for the twelve months ended December 31, 1997 totaled $10,011,000, an increase of 368%, when compared to the twelve months ended December 31, 1996. The increase in interest expense directly relates to the additional debt associated with the acquisitions.

         Minority interest in net income of the OP of $202,000 for 1997 related to OP units held by QSV after October 15, 1997. Gain on sale of properties of $869,000 in 1997 related primarily to the sale of five restaurant properties for cash of $3,960,000. REIT conversion costs of $920,000 consisted of direct costs associated with the conversion of the Company to a REIT on October 15, 1997. In conjunction with the conversion, the Company recorded a one-time, non-cash accounting charge of $19.2 million relating to the termination of the management contract with QSV, the former managing general partner.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 1996 TO THE YEAR ENDED
DECEMBER 31, 1995

         The Company owned 139 Properties prior to January 1, 1996. The Company acquired 184 properties and sold one from January 1, 1996 to December 31, 1996, the operations of which are included in the periods presented from their respective dates of acquisition..

         Revenues for the twelve months ended December 31, 1996 totaled $18,518,000, an increase of 88% when compared to the twelve months ended December 31, 1995. The increase in revenues was primarily due to the acquisition of restaurant properties in 1996.

         Rent expense for the twelve months ended December 31, 1996 totaled $2,080,000, an increase of 48% when compared to the twelve months ended December 31, 1995. Depreciation and amortization expenses for the twelve months ended December 31, 1996 totaled $3,978,000, an increase of 158% when compared to the twelve months ended December 31, 1995. This increase in rent expense and depreciation and amortization expenses directly correlates to the property acquisitions in 1996.

         Taxes, general and administrative expenses for the twelve months ended December 31, 1996 totaled $2,299,000, an increase of 62% when compared to the twelve months ended December 31, 1995. An increase in the management fee of $585,000 and expenses that directly correspond to the active growth of the Company were the primary reasons for increased general and administrative expenses for the year ended December 31, 1996 as compared to December 31, 1995.

         Interest expense for the twelve months ended December 31, 1996 increased to $2,720,000 from $262,000 for the twelve months ended December 31, 1995. The increase in interest expense directly correlates to the additional debt associated with the acquisitions.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts outstanding under the Company's credit agreements. Currently, the Company's primary source of funding for acquisitions is its existing revolving line of credit. The Company anticipates meeting its future long-term capital needs through the issuance of additional debt or equity, including the issuance of additional OP units, along with cash generated from internal operations. During 1997 the Company paid dividends (distributions prior to October 15) of $1.3841 per share, or an aggregate of $16,970,944 to common stockholders and minority interests.

         On January 17, 1998 the Company entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This line of credit replaced the Company's existing line of credit. As of February 28, 1998, the Company has approximately $64 million available under the new unsecured line of credit. The Company may request advances under this line of credit to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this loan facility. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. As of February 28, 1998 the margin spread was 1.05%.

         On January 31, 1997 the Company issued 8.06% Series A Senior Secured Guaranteed Notes due January 31, 2000 in the amount of $12,500,000, and 8.30% Series B Senior Secured Guaranteed Notes due January 31, 2002 in the amount of $27,500,000. In January, 1998 the note holders agreed to release the collateral for these notes.

         On August 15, 1997 the Company entered into a credit agreement with Pacific Mutual Life Insurance Company for $30,000,000 of adjustable rate senior secured notes bearing interest at LIBOR plus a margin spread of 2.30%. Amounts borrowed under the agreement are due and payable on or before May 20, 1998. Total outstanding loans under this agreement were $26,200,000 at December 31, 1997.

         Management believes that the existing debt facilities, along with the Company's ability to raise additional equity, including the issuance of OP units in exchange for properties, will provide the Company with sufficient liquidity to meet operating and growth requirements.

FUNDS FROM OPERATIONS (FFO)

     FFO is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), excluding the effects of direct financing leases, minority interest, unusual charges and gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with cash flows from operating, financing and investing activities, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. Further, FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

         The following table sets forth, for the years ended December 31, the calculation of FFO:


(AMOUNTS IN THOUSANDS)                            1995           1996           1997

Net income (loss) allocable to
         Common stock/unit holders                 $ 5,119        $ 7,325        $ (10,261)

Direct financing lease payments                      1,866          2,041            2,286
Capital lease principal payments                      (212)          (201)            (169)
Depreciation and amortization                        1,541          3,978            9,415
Income allocable to minority interest                                                  202
Gain on sale of property                                 -            (32)            (869)
REIT Conversion costs                                    -              -              920
Termination of management contract                                                  19,220

                                                  ----------     ----------     ------------
Funds from operations (FFO)                        $ 8,314        $ 13,111       $  20,744
                                                  ==========     ==========     ============

Total shares/units applicable to FFO                 7,015           9,190          12,179
                                                  ==========     ==========     ============


INFLATION

         Some of the Company's leases are subject to adjustments for increases in the Consumer Price Index, which reduces the risk to the Company of the adverse effects of inflation. Additionally, to the extent inflation increases sales volume, percentage rents may tend to offset the effects of inflation on the Company. Because triple net leases also require the restaurant operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs and insurance, some or all of the inflationary impact of these expenses will be borne by the restaurant operator and not by the Company.

         Operators of restaurants, in general, possess the ability to adjust menu prices quickly. However, competitive pressures may limit a restaurant operator's ability to raise prices in the face of inflation.

SEASONALITY

         Fast food restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increase leisure travel. This seasonality can be expected to cause fluctuations in the Company's quarterly revenue to the extent it receives percentage rent.

NEW ACCOUNTING PRONOUNCEMENTS

         In February, 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132") was issued, effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company as of December 31, 1997 since the Company does not have either a pension or other postretirement benefit plans.

         In June, 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") was issued, effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report financial and descriptive information about their reportable operating segments. The Company will adopt the provisions of SFAS 131 in 1998 as required, but it does not expect such adoption to have a material impact on its results of operations, financial position or cash flows.

         In June, 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130") was issued, effective for fiscal years beginning after December 15, 1997. This Statement would have no effect on the Company's current consolidated financial statements.

YEAR 2000 SYSTEMS CONVERSION

         The Company has recognized the need to ensure that its data processing systems and operations will not be adversely affected by the change to the calendar year 2000. The Company has taken steps to identify potential areas of risk, and has begun to address these risk factors in its planning, purchasing and daily operations. The cost of converting all internal systems and operations is not expected to be material. Estimated costs relating to the failure of third party service providers and vendors to prepare for the year 2000 is not available. However, the Company is attempting to identify those risks, and is requiring third party service providers and vendors to provide evidence of their systems ability to incorporate the change to the year 2000.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-K.

         This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to property acquisitions. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         The financial information and supplementary data begin on page F-1 of this Annual Report on Form 10-K. Such information is incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.
                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Financial Statements.

         For a list of the consolidated financial statements of the Registrant filed as part of this Annual Report on Form 10-K, see page F-1, herein.


(a)(2)   Financial Statement Schedules.

         Schedule III Real Estate and Accumulated Depreciation.

         All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

(b)      Reports on Form 8-K.

         A report on Form 8-K and 8-K/A dated July 25, 1997 was filed with the Securities and Exchange Commission on October 15, 1997 and October 27, 1997, respectively, reporting information regarding the acquisition of 37 properties.

         A report on Form 8-K/A dated March 31, 1997 was filed with the Securities and Exchange Commission on November 24, 1997 reporting information regarding the acquisition of 122 properties.

         A report on Form 8-K dated  November  26,  1997 was filed with the
         Securities and Exchange  Commission on December  9,  1997,   reporting
         information regarding the acquisition of 26 restaurant properties.

(c)      Exhibits.

         The Exhibits filed as part of this Annual Report on Form 10-K are submitted as a separate section.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. Restaurant Properties, Inc.


                                        By: /s/ Robert J. Stetson
                                           ------------------------------
                                             Robert J. Stetson
                                             Chief Executive Officer and
                                             President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S Restaurant Properties, Inc. and in the capacities and on the dates indicated.

    SIGNATURES                         TITLE                        DATE

 /s/ Robert J. Stetson
-----------------------      Chief Executive Officer,           March 20, 1998
 Robert J. Stetson           President and Director
                             (Principal Executive Officer)


 /s/ Fred H. Margolin        Chairman of the Board of           March 20, 1998
-----------------------      Directors, Secretary and
 Fred H. Margolin            Director


 /s/ Michael D. Warren       Director of Finance                March 20, 1998
-----------------------      (Principal Accounting Officer)
 Michael D. Warren

 /s/ Gerald H. Graham        Director                           March 20, 1998
-----------------------
 Gerald H. Graham


 /s/ David K.Rolph           Director                           March 20, 1998
-----------------------
 David K. Rolph


 /s/ Darrel L. Rolph         Director                           March 20, 1998
-----------------------
  Darrel L. Rolph


 /s/ Eugene G. Taper         Director                           March 20, 1998
-----------------------
 Eugene G. Taper

                       This page intentionally left blank

                          INDEX TO FINANCIAL STATEMENTS


U.S. RESTAURANT PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
 Independent Auditors' Report...........................................  F - 2
 Consolidated Balance Sheets as of December 31, 1997 and 1996...........  F - 3
 Consolidated Statements of Income for the years ended
   December 31, 1997, 1996 and 1995.....................................  F - 5
 Consolidated Statement of Stockholders' Equity and Partners'
   Capital for the years ended December 31, 1997, 1996 and 1995.........  F - 6
 Consolidated Statements of Cash Flows for the years ended
   December 31, 1997, 1996 and 1995.....................................  F - 7
 Notes to Consolidated Financial Statements.............................  F - 9

The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

 Schedule III - Real Estate and Accumulated Depreciation................  S - 1

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.


We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties, Inc. and its subsidiaries (the Company) (formerly U.S. Restaurant Properties Master L.P.) as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and partners' capital and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14 (a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Restaurant Properties, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



DELOITTE & TOUCHE LLP


Dallas, Texas
March 19, 1998

                        U.S. RESTAURANT PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                      DECEMBER 31,
                                            -----------------------------------
                                                 1997              1996
                                            -----------------------------------
                ASSETS
Property, net
  Land                                       $ 109,515         $   61,340
  Building and leasehold improvements          211,200             80,528
  Machinery and equipment                        4,813              3,244
                                            -----------------------------------
                                               325,528            145,112
  Less:  Accumulated depreciation              (13,438)            (5,453)
                                            -----------------------------------
                                               312,090            139,659

Cash and cash equivalents                        1,104                381
Rent and other receivables, net
  (includes $523 and $188 from
  related parties)                               4,791              2,653
Prepaid expenses and purchase deposits           1,967              1,311
Notes receivable
  (includes $5,406 and $2,738
  from related parties)                          8,518              4,046
Mortgage loan receivable                         5,947                 --
Net investment in direct financing leases       13,764             17,105
Intangibles and other assets, net               10,968             12,263
                                            -----------------------------------
            TOTAL ASSETS                     $ 359,149         $  177,418
                                            ===================================


                             continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      DECEMBER 31,
                                            -----------------------------------
                                                  1997             1996
                                            -----------------------------------

      LIABILITIES, STOCKHOLDERS' EQUITY
      AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities
  (includes $121 and $416 due to
  related parties)                           $   4,193         $    2,697
Deferred gain on sale of property                  642                590
Lines of credit                                 89,196             69,486
Notes payable                                   40,000                 --
Capitalized lease obligations                      170                362
                                            -----------------------------------
           TOTAL LIABILITIES                   134,201             73,135

COMMITMENTS AND CONTINGENCIES
  (NOTES 8 AND 9)

MINORITY INTEREST IN OPERATING
  PARTNERSHIP                                   19,536                 --

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value per
  share; 50,000 shares authorized,
  Series A - 3,680 shares issued and
  outstanding  as of December 31, 1997
  and no shares issued as of December
  31, 1996 (aggregate liquidation
  value of $92,000)                                  4                 --
Common stock, $.001 par value per
  share; 100,000 shares authorized,
  12,698 shares issued and outstanding
  as of December 31, 1997 and no shares
  issued as of December 31, 1996                    13                 --
Additional paid in capital                     226,140                 --
Excess stock, $.001 par value per
  share, 15,000 shares authorized, no
  shares issued                                     --                 --
Distributions in excess of net income          (20,745)                --

PARTNERS' CAPITAL

General Partners' capital                           --              1,163
Limited partners' capital                           --            103,120
                                            -----------------------------------
        TOTAL STOCKHOLDERS' EQUITY AND
          PARTNERS' CAPITAL                    205,412            104,283
                                            -----------------------------------
        TOTAL LIABILITIES, STOCKHOLDERS'
         EQUITY AND PARTNERS' CAPITAL        $ 359,149          $ 177,418
                                            ===================================


See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE OR UNIT DATA)



                                                       YEAR ENDED DECEMBER 31,
                                             --------------------------------------------
                                                  1997           1996           1995
                                             --------------------------------------------
REVENUES
  Rental income                               $  32,925       $  16,346      $  7,540
  Interest income                                 1,091             194            70
  Amortization of unearned income on
    direct financing leases                       1,568           1,978         2,240
                                             --------------------------------------------
                    TOTAL REVENUES               35,584          18,518         9,850

EXPENSES
  Rent                                            2,488           2,080         1,405
  Depreciation and amortization                   9,415           3,978         1,541
  Taxes, general and administrative               3,590           2,299         1,419
    Interest expense                             10,011           2,720           262
                                             --------------------------------------------
                   TOTAL EXPENSES                25,504          11,077         4,627

                                             --------------------------------------------
INCOME BEFORE GAIN ON SALE OF PROPERTY,
MINORITY INTERESTS AND UNUSUAL ITEMS             10,080           7,441         5,223

Minority interest in operating partnership         (202)             --            --
Gain on sale of property                            869              32            --
REIT conversion costs                              (920)             --            --
Termination of management contract              (19,220)             --            --
                                             --------------------------------------------
NET INCOME (LOSS)                                (9,393)          7,473         5,223

Dividends on Preferred Stock/General
  Partner interest                                 (868)           (148)         (104)
                                             --------------------------------------------

Net income (loss) allocable to
       Common stockholders/unit holders       $ (10,261)      $   7,325      $  5,119
                                             ============================================

Weighted average shares/units outstanding
       Basic                                     11,693           8,984         6,957
       Diluted                                   11,693           9,190         7,015
Net income (loss) per share/unit
       Basic                                     $(0.88)          $0.82         $0.74
       Diluted                                   $(0.88)          $0.80         $0.73




See Notes to Consolidated Financial Statements.


                                                                 U.S. RESTAURANT PROPERTIES, INC.
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                                                         FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                                          (IN THOUSANDS)


                                                     PREFERRED STOCK     COMMON STOCK      ADDITIONAL  DISTRIBUTIONS
                              GENERAL    LIMITED    --------------------------------------     PAID     IN EXCESS
                     UNITS    PARTNERS   PARTNERS    SHARES   PAR VALUE  SHARES  PAR VALUE  IN CAPITAL  OF NET INCOME       TOTAL
                   --------  ----------  ---------- --------  ---------  ------  ---------  ----------  -------------  ------------
Balance January
 1, 1995             6,953   $   1,308   $  60,361        --   $     --      --   $     --   $      --   $         --   $   61,669
Special general
 partner interest
 transfer                          (13)         (3)                                                                            (16)
Net Income                         104       5,119                                                                           5,223
Purchase of
 partnership units     (45)         --        (547)                                                                           (547)
Units issued for
 property               81          --         985                                                                             985
Cash distributions                (158)     (7,844)                                                                         (8,002)
                   --------  ----------  ---------- --------  ---------  ------  ---------  ----------  -------------  ------------
Balance December
 31, 1995            6,989       1,241      58,071        --         --      --         --          --             --       59,312
                   --------  ----------  ---------- --------  ---------  ------  ---------  ----------  -------------  ------------
Net income                         148       7,325                                                                           7,473
Units issued for
 property              577          --       7,912                                                                           7,912
Proceeds from
 units issued in
 public offering     2,700          --      40,203                                                                          40,203
Proceeds from
 exercised unit
 options                75          --         775                                                                             775
Cash distributions                (226)    (11,166)                                                                        (11,392)
                   --------  ----------  ---------- --------  ---------  ------  ---------  ----------  -------------  ------------
Balance December
 31, 1996           10,341       1,163     103,120        --         --      --         --          --             --      104,283
                   --------  ----------  ---------- --------  ---------  ------  ---------  ----------  -------------  ------------
Net income for
 the period
 January 1
 through October
 15, 1997                          135       6,678                                                                           6,813
Units issued for
 property              681          --      13,796                                                                          13,796
Proceeds from
 units issued in
 private
 placements          1,435          --      25,000                                                                          25,000
Proceeds from
 exercised unit
 options                75          --         775                                                                             775
Cash distributions                (240)    (11,776)                                                                        (12,016)
                   --------  ----------  ---------- --------  ---------  ------  ---------  ----------  -------------  ------------
Balance before
 REIT conversion    12,532       1,058     137,593        --         --      --         --          --             --      138,651
Conversion to
 REIT              (12,532)     (1,058)   (137,593)                      12,658         13     138,109                        (529)
Sale of preferred
 stock                                                 3,680          4                         87,618                      87,622
Proceeds from
 exercised stock
 options                                                                     40                    413                         413
Net loss for the
 period October
 16 through
 December 31, 1997                                                                                           (16,206)      (16,206)
Dividends on
 common stock                                                                                                 (4,539)       (4,539)
                   --------  ----------  ---------- --------  ---------  ------  ---------  ----------  -------------  ------------
Balance December
 31, 1997                --  $      --   $      --     3,680   $      4  12,698   $     13   $ 226,140   $   (20,745)   $  205,412
                   ========  ==========  ========== ========  =========  ======  =========  ==========  =============  ============


                 See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                            1997          1996          1995
                                                     --------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income (loss)                                   $    (9,393)    $    7,473     $     5,223
  Adjustments to reconcile net income (loss) to
    net cash from operating activities:
    Depreciation and amortization                           9,415          3,978           1,541
    Amortization of deferred financing costs                  385            162              --
    Minority interest in operating partnership                202             --              --
    Gain on sale of property                                 (869)           (32)             --
    Termination of management contract                     19,220             --              --
    Increase in rent and other receivables, net            (2,365)        (1,702)           (236)
    Increase in prepaid expenses                           (1,043)           (88)           (192)
    Reduction in net investment in direct
      financing leases                                      2,286          2,041           1,866
    Increase in accounts payable and accrued
      liabilities                                           1,496          2,020             232
    Other, net                                                 --             --             854
                                                     --------------------------------------------
                                                           28,727          6,379           4,065
                                                     --------------------------------------------
         Cash provided by operating activities             19,334         13,852           9,288

CASH FLOWS FROM INVESTING ACTIVITIES:

    Proceeds from sale of property and equipment            4,107            122              --
    Purchase of property                                 (166,123)       (95,918)         (9,746)
    Purchase of machinery and equipment                    (1,569)        (3,032)           (232)
    Purchase deposits (paid) used                             387            884          (1,792)
    Increase in notes receivable                           (4,872)        (3,034)           (269)
    Increase in mortgage loan receivable                   (5,947)            --              --
                                                     --------------------------------------------
        Cash used in investing activities                (174,017)      (100,978)        (12,039)



                             continued on next page


See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                            1997          1996          1995
                                                     --------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Proceeds from line of credit                          133,530        104,805          12,453
    Payments on line of credit                           (113,820)       (46,250)         (1,522)
    Distributions to minority interest                       (415)            --              --
    Cash distributions to stockholders/partners           (16,555)       (11,392)         (8,002)
    Proceeds from sale of common stock/units               26,188         40,978              --
    Proceeds from sale of preferred stock                  87,622             --              --
    Proceeds from notes payable                            40,000             --              --
    Financing costs and other intangibles                    (975)          (440)            (77)
    Payments on capitalized lease obligations                (169)          (201)           (212)
    Purchase of partnership units                              --             --            (547)
    Purchase of special general partner interest               --             --             (16)
                                                     --------------------------------------------
        Cash flows provided by financing activities       155,406         87,500           2,077
                                                     --------------------------------------------

 Increase (decrease) in cash and cash equivalents             723            374            (674)
 Cash and cash equivalents at beginning of year               381              7             681
                                                     ============================================
 Cash and cash equivalents at end of year             $     1,104     $      381     $         7
                                                     ============================================
SUPPLEMENTAL DISCLOSURE:
   Interest paid during the year                      $     9,073     $    2,431     $       256
                                                     ============================================
NON-CASH INVESTING ACTIVITIES:
   Units issued for property purchases                $    13,796     $    7,912     $       985
                                                     ============================================
   Deferred gain on sale of property                  $        52     $      590     $        --
                                                     ============================================
   Notes received on sale of property                 $     1,661     $      743     $        --
                                                     ============================================
   Property purchased for note receivable             $     2,061     $       --     $        --
                                                     ============================================
   Property purchased for accounts receivable         $       227     $       --     $        --
                                                     ============================================
   Sale of property on capital lease                  $        23     $       --     $        --
                                                     ============================================
   Sale of  property on direct financing lease        $        --     $      225     $        --
                                                     ============================================


See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1. ORGANIZATION

U.S. Restaurant Properties, Inc. (the "Company") is a Maryland corporation formed to continue the restaurant property management, acquisition and development operations, related business objectives and strategies of U.S. Restaurant Properties Master, L.P. (collectively, with its subsidiaries, "USRP"). The Company became a self-administered real estate investment trust ("REIT") on October 15, 1997 as defined under the Internal Revenue Code of 1986, as amended. This conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P. a partnership subsidiary of U.S. Restaurant Properties, Inc., with and into U.S. Restaurant Properties Master L.P. As a result of the Merger, all holders of common units (Units) of beneficial interest in USRP became stockholders of the Company on a one unit for one share of Common Stock basis. Accordingly, information contained in the consolidated financial statements relating to the equity ownership of USRP following October 15, 1997 is presented as ownership of shares of Common Stock of the Company.

The Company is authorized to issue up to 100,000,000 shares of Common Stock, par value $.001 per share (the "Common Stock"), 50,000,000 shares of Preferred Stock, par value $.001 per share (the "Preferred Stock") and 15,000,000 shares of Excess Stock, par value $.001 per share (the "Excess Stock"). Pursuant to the Company's Articles of Incorporation (the "Articles"), any purported transfer of shares of Common Stock or Preferred Stock that would result in a person owning shares of Common Stock or Preferred Stock in excess of certain limits set out in the Articles will result in the shares subject to such purported transfer being automatically exchanged for an equal number of shares of Excess Stock. On
October 30, 1997 the REIT effected a three-for-two stock split. All of the historical units and per unit information has been restated to reflect the conversion to Common Stock and this stock split.

In connection with the conversion to a REIT, the management contract between QSV Properties Inc. ("QSV"), the former General Partner of USRP, was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of U.S. Restaurant Properties Operating, L.P. ("OP"). An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the year 2000 (see note 11). QSV's principal stockholders are Mr. Robert J. Stetson and Mr. Fred H. Margolin.

The business and operations of the Company are conducted primarily through the OP. The Company owns 91.71% of and controls the OP. Each OP unit can only be converted to one share of Common Stock and participates in any cash distributions made by the OP in an amount equivalent to a share of common stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. The units do not have voting rights with respect to the Company and are not traded on an open market.

The Company has 12,698,113 shares of Common Stock outstanding as of December 31, 1997. USRP had 10,341,004 units outstanding as of December 31, 1996.

2. ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company after elimination of all material inter-company transactions and the accounts of the OP and its 17 wholly-owned subsidiaries.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term, highly liquid investments with maturities at the date of purchase of three months or less.

RENT RECOGNITION

Rent  revenues  and  expenses  under  operating   leases  are  recognized  on  a
straight-line basis.

DEPRECIATION AND AMORTIZATION

Depreciation is computed using the straight-line method over estimated useful lives of 6 to 20 years for financial reporting purposes. Deferred financing costs and organizational costs are amortized using the straight-line method over the life of the loans (1 to 6 years) and five years for organizational costs.

USE OF ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

LONG-LIVED ASSETS

Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual property basis. The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on the Company's policy for reviewing impairment of long-lived assets, no valuation allowance was recorded as of December 31, 1997 and 1996.

An intangible asset was recorded for the excess of cost over the net investment in direct financing leases in 1986. This intangible asset is being amortized on a straight-line basis over 40 years. The Company's management routinely reviews the carrying amount of intangibles based on projected cash flows. Based on the Company's policy for evaluating impairment of intangibles, no valuation allowance was recorded as of December 31, 1997 and 1996.

INCOME TAXES

Prior to October 15, 1997 no federal or, in most cases, state income taxes are reflected in the consolidated financial statements because USRP was not a taxable entity. The partners reported their allocable shares of taxable income or loss in their individual income tax returns. The Company elected to be taxed as a REIT for Federal income tax purposes effective October 15, 1997 as provided under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to Federal income taxation if it distributes 95% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company believes it qualified as a REIT for the taxable period ended December 31, 1997 and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

NET INCOME PER SHARE OF COMMON STOCK

At December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 that requires the reporting of both basic and diluted earnings per share. Basic earnings per share is based upon the weighted average number of common shares outstanding.

Diluted earnings per share reflects the dilutive effect of stock options and stock on which the price is guaranteed ("Guaranteed Stock") when appropriate. Such options and Guaranteed Stock did not have a dilutive effect in 1997 (See
Note 6 and 11). Prior periods have been restated to reflect the new standard.

A reconciliation of net income (loss) per share and the weighted average shares outstanding for calculating basic and diluted net income (loss) per share is as follows:


                                                                   YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------
                                                              1997            1996           1995
                                                         ---------------- -------------- -------------

Net Income                                                $     (9,393)    $     7,473    $     5,223
Dividends/distributions on preferred
  stock/General partner interest                                  (868)           (148)          (104)
                                                         ---------------- -------------- -------------

Net Income applicable to share/unitholders                $    (10,261)    $     7,325    $     5,119
                                                         ================ ============== =============

Net Income per share/unit - Basic                         $      (0.88)    $      0.82    $      0.74
                                                         ================ ============== =============

Net Income per share/unit - Diluted                       $      (0.88)    $      0.80    $      0.73
                                                         ================ ============== =============

Basic
  Weighted average shares/units outstanding-Basic               11,693           8,984          6,957
                                                         ================ ============== =============
Diluted
      Weighted average shares outstanding - Basic               11,693           8,984          6,957
      Dilutive effect of outstanding options                        --             198             54
      Dilutive effect of Guaranteed Stock                           --               8              4
                                                         ================ ============== =============
 Weighted average shares/units outstanding-Dilutive             11,693           9,190          7,015
                                                         ================ ============== =============


EQUITY-BASED COMPENSATION

In 1995, Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") was issued, effective for fiscal years beginning after December 15, 1995. This Statement establishes a new method of accounting to use recognized option pricing models to estimate the fair value of equity based compensation, including options. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company has elected, as provided by SFAS 123, not to recognize compensation expense for employee equity based compensation as calculated under SFAS 123, but will recognize any related expense in accordance with the provisions of APB Opinion No. 25. Disclosure of amounts required by SFAS 123 are included in Note 6.

MINORITY INTEREST

Minority interest is recorded for the 1,148,418 OP units not owned by the Company issued in conjunction with the conversion to a REIT and the termination of the management contract (See Note 1). The units are recorded at carryover basis for the 1% General Partner interest of QSV in the OP and the fair value of the units ($19.00 based on the market value of a share of Common Stock) for the additional units issued for the termination of the management contract (See Note
11).

ENVIRONMENTAL REMEDIATION COSTS

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Company management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company as of December 31, 1997.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In February, 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132") was issued, effective for fiscal years beginning after December 15, 1997. This Statement does not apply to the Company as of December 31, 1997 since the Company does not have either a pension or other postretirement benefit plans.

In June, 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131") was issued, effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report financial and descriptive information about their reportable operating segments. The Company will adopt the provisions of SFAS 131 in 1998 as required, but it does not expect such adoption to have a material impact on its results of operations, financial position or cash flows.

In June, 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130") was issued, effective for fiscal years beginning after December 15, 1997. This Statement would have no effect on the Company's current consolidated financial statements.

3. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

The following disclosure of estimated fair value was determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

Cash and cash equivalents, receivables (including deferred rent receivable) and accounts payable (including deferred rent payable) are carried at amounts that approximate their fair value based on their short term, highly liquid nature. The line of credit is carried at an amount that approximates fair value because it represents short term variable rate debt.

The fair value of notes and mortgage loan receivables totaling $14,465,000 and $4,046,000 as of December 31, 1997 and 1996, respectively, have a fair value of $12,973,000 and $3,672,000, respectively, based upon interest rates for notes with similar terms and remaining maturities.

The fair value of notes payable totaling $40,000,000 as of December 31, 1997, have a fair value of $41,250,000, based upon interest rates for notes with similar terms and remaining maturities.

The fair value estimates presented herein are based on information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

4. OTHER BALANCE SHEET INFORMATION

                                                   DECEMBER 31,
                                        ------------------------------------
                                               1997              1996
                                        ------------------------------------
                                         (IN THOUSANDS)    (IN THOUSANDS)

RENT AND OTHER RECEIVABLES, NET
Accounts receivable and other           $        2,913    $        2,234
Deferred rent receivable                         2,048               536
 Less allowance for doubtful accounts             (170)             (117)
                                        ------------------------------------
                                        $        4,791    $        2,653
                                        ====================================

INTANGIBLES AND OTHER ASSETS, NET
 Intangibles                            $       26,630    $       27,003
 Less accumulated amortization                 (15,662)          (14,740)
                                        ====================================
                                        $       10,968    $       12,263
                                        ====================================

Total purchase  deposits of $521,000 and $908,000 at December 31, 1997 and 1996,
respectively,   included  $285,000  and  $167,000  of  non-refundable  deposits, respectively.

During 1997, the Company acquired a $6,000,000 note receivable secured by first mortgages on 14 properties from a third party. This mortgage note receivable earns interest at 11% with principal and interest payments of $818,000 due annually through August 26, 2012.

5. PROPERTY

In March, 1995, USRP's Partnership agreement was amended to expand the purpose of USRP and allow for the diversification of the restaurant property portfolio through the acquisition of additional fast-food and casual dining restaurant properties. Since the amendment in March, 1995, the Company has acquired 477 restaurant properties.

ACQUISITIONS

During 1997, the Company completed the purchase of 277 restaurant properties for an aggregate purchase price of $182,396,000 including the value of 680,696 shares of Common Stock ($13,796,000) issued as part of the aggregate purchase price. Twenty-nine restaurant properties were purchased with a combination of cash and Common Stock and 244 restaurant properties were purchased with only cash. The 277 restaurant properties include 78 Arby's restaurants, 45 Burger King restaurants, 18 Kettle restaurants, 17 Bruegger's Bagel restaurants, 18 Schlotzsky's restaurants, 11 Pizza Hut restaurants, 10 Embers restaurants, six Taco Cabana restaurants, 5 Wendy's and 69 national and regional brand restaurants and other properties. The 680,696 shares of Common Stock issued in two of these transactions have guaranteed values (See Note 6).

During 1996, the Company completed the purchase of 184 restaurant properties for an aggregate purchase price of $105,336,000 including the value of 577,254 shares of Common Stock ($7,912,000) issued as part of the aggregate purchase price. Three restaurant properties were purchased with only stock; 15 restaurant properties were purchased with a combination of cash and stock; and 166 restaurant properties were purchased with only cash. The 184 restaurant properties include 45 Burger King restaurants, 40 Dairy Queen restaurants, 30 Grandy's restaurants, 25 Hardee's restaurants, 12 Pizza Hut restaurants, two KFC restaurants, six Schlotzsky's restaurants, six Chili's restaurants and 18 regional brand restaurants. The 577,254 shares of Common Stock issued in four of these transactions have guaranteed values (See Note 6).

DISPOSITIONS

During 1997, the Company sold five restaurant properties for cash of $3,960,000, net of closing costs resulting in a gain of $801,000. In addition, three restaurant properties were sold for cash of $147,000, net of closing costs and notes receivable of $1,661,000. One note of $972,000 earns interest at 9.25% with interest only payments due monthly through June 1, 2000, when it matures and one note of $689,000 earns interest at 9.75% with interest only payments due monthly through September 1, 2001, when it matures. Each note receivable requires all unpaid principal balances to be paid on the dates indicated herein. During 1996, the Company sold one restaurant property for $815,000. The Company received cash of $72,000 and a note from the buyer of $743,000. This note earns interest at 9.25% with interest only payments due monthly through November 1, 1998 when it matures. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Real Estate Sales", the Company recorded deferred gains on these sales aggregating $642,000 and $590,000 at December 31, 1997 and 1996, respectively.

PROPERTY CHARACTERISTICS

On December 31, 1997 the Company (i) owned both the land and the restaurant building in fee simple on 447 of such Properties (the "Fee Properties"), (ii) owned the land, with the tenant owning the restaurant building, on 33 of such Properties and (iii) leased the land, the building or both from a third-party lessor on 111 of such Properties (the "Leasehold Properties"). Of the 111 Leasehold Properties, 27 are Properties on which the Company leases from a third party the underlying land, the restaurant building and the other improvements thereon (the "Primary Leases") and then subleases the property to the restaurant operator. Under the terms of the remaining 84 Leasehold Properties (the "Ground Leases"), the Company leases the underlying land from a third party and owns the restaurant building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The remaining terms of the Primary Leases and Ground Leases range from one to 17 years. With renewal options exercised, the remaining terms of the Primary Leases and Ground Leases range from one to 30 years, with the average remaining term being 21 years.

A total of 100 buildings are leased primarily to franchisees under direct financing leases. The net investment in the direct financing leases represents the present value of the future minimum lease receipts for these 100 buildings.

On December 31, 1997 and 1996, there were 587 and 321 Company restaurant sites respectively, in operation, and there were four and one closed sites, respectively. The Company continues to seek suitable tenants for the non-operating remaining sites. No write-downs were recorded in 1997 or 1996.

In the normal course of business, the Company may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On December 31, 1997, earnest money purchase deposits amounting to $521,000 were on deposit for the purchase of 21 El Chico restaurant properties, four Wendy's restaurants, and 11 other properties.

6. STOCK OPTIONS AND GUARANTEED STOCK PRICE

During 1997, 680,696 shares of Common Stock were used to purchase 29 properties in two separate transactions. Of the 680,696 shares of Common Stock issued, 177,869 shares of Common Stock are guaranteed to have a market value of $16.87 on the second anniversary date of the closing, 502,827 shares of Common Stock are guaranteed to have a market value of $24.00 two years from the date of the transaction. These properties were recorded at the guaranteed value of the Common Stock discounted to reflect the present value on the date the shares of Common Stock were issued.

During 1996, 577,254 shares of Common Stock were used to purchase 18 properties in four separate transactions. Of the 577,254 shares of Common Stock issued, 486,862 shares of Common Stock are guaranteed to have a market value of $16 per share two years from the transaction date, 42,392 shares of Common Stock are guaranteed to have a market value of $15.33 per share three years from the transaction date and 48,000 shares of Common Stock are guaranteed to have a value of $16.67 per share two years from the transaction date. The accounting described in the paragraph above was used to record these transactions.

Three restaurant properties were acquired on October 10, 1995, with a combination of cash and 81,250 shares of Common Stock. The stock is guaranteed to have a value of $16 per share three years from the transaction date. The share price on the date issued was $12.25. Any difference between the guaranteed value and the actual value of the shares at the end of the three year period is to be paid in cash.

The Company does not believe that additional shares of stock will be issued or cash paid as a result of the guaranteed stock prices discussed above.

The Company has one fixed stock option plan. Under this plan USRP limited partners on March 17, 1995 granted QSV options to acquire up to 600,000 shares of Common Stock of the Company, subject to certain adjustments under anti-dilution provisions. The exercise price of each option is $10.33 which is the average closing price of the depository receipts for the shares of Common Stock on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable except by operation of law and vest and became exercisable in March 1996. The term of the options expire in March 2005. As of December 31, 1997, QSV has exercised 190,000 stock options at the option price of $10.33 for a total purchase price of $1,963,000.

In accordance with SFAS 123, the fair value of each option is estimated on the date of the grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 7.3 percent for all years; expected volatility of 17.8 percent, risk free interest rate of 5.7 percent for the options; and expected lives of 4 years for the plan options.

As of March 17, 1995, the 600,000 options which are described above had a fair value as of the grant date of $724,000 representing a value per option of $1.21.

Under the fixed option plan, if these options were considered as compensation, net income would have been $7,292,000 and $4,680,000 as of December 31, 1996 and 1995, respectively. No compensation would have been recognized in 1997. Basic net income per share would have been $0.81 and $0.67 and diluted income per share would have been $0.80 and $0.66 as of December 31, 1996 and 1995, respectively.

7. LINES OF CREDIT AND NOTES PAYABLE

LINES OF CREDIT

On December 31, 1997 and 1996,  $62,996,000 and $65,396,000,  respectively,  had been drawn on the Company's primary line of credit. The Company's line of credit was increased to $110 million in June 1997 and matures on June 27, 1999. At December 31, 1997 substantially all properties were included as collateral on this line of credit. The interest rate on this debt floats at 180 basis points above LIBOR. The effective interest rate at December 31, 1997, was 7.6125%. There was an unused line of credit fee of .25% per annum on the average daily excess of the commitment amount over the aggregate unpaid balance of the revolving loan which was charged and was payable on a quarterly basis. This line of credit was refinanced in January 1998. The Company's management believes it is in compliance with all loan provision requirements as of December 31, 1997. On December 31, 1997, the balance available on the line of credit equaled $47,003,000 (considers $1.4 million subject to outstanding letter of credit).

On August 15, 1997, a wholly-owned subsidiary of the Company entered into a short term borrowing facility (the "Pacific Mutual Facility") of $30 million which matures on May 20, 1998 and provides that borrowings thereunder bear interest at LIBOR plus 2.30% per annum. There is an unused fee of 1.0% per annum on the unused commitment. The Pacific Mutual Facility is secured by the pledge of 1,351,618 shares of unissued Common Stock of the Company. On December 31, 1997, the outstanding balance was $26,200,000 and the available borrowing balance was $3,800,000. The collateral is pari passu with the revolving credit facility.

A revolving credit facility of $20,000,000 was established with a national mortgage company on April 29, 1996. The interest rate on this credit facility was LIBOR plus 300 basis points which resulted in an interest rate of 8.5625% at December 31, 1996. This revolving credit facility was secured by approximately 63 properties. On December 31, 1996, the total amount due equaled $4,090,000. This revolving credit facility was paid in full in January 1997 and no additional draws are available.

On January 17, 1998 the Company entered into a credit agreement with Union Bank of Switzerland for an unsecured revolving credit line of $175 million. At February 28, 1997, approximately $56 million remained available for borrowings under the UBS credit agreement.

NOTES PAYABLE

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consists of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, due January 31,

2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. At December 31, 1997, these notes and the revolving credit facility were collateralized by substantially all the assets of the Company. In January, 1998, the note holders agreed to release the collateral for these notes.

PRINCIPAL DEBT MATURITIES

Lines of credit and notes payable principal debt maturities for the next five years at December 31, 1997 are as follows (in thousands):

                 1998..............................  $       26,200
                 1999..............................          62,996
                 2000..............................          12,500
                 2001..............................              --
                 2002..............................          27,500
                                                     ---------------
                                                     $      129,196
                                                     ===============


8. INVESTMENTS AND COMMITMENTS AS LESSOR

The Company leases land and buildings to a variety of national and regional fast food chain and casual dining restaurants. The building portions on 100 of these properties, which are leased by BKC franchisees, are accounted for as direct financing leases while the land portions are operating leases. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Company, however, has agreed to renew a franchise lease if BKC or any of the other franchise chains renews or extends the lessee's franchise agreement.

As of December 31, 1997, the remaining lease terms of all leases described in the above paragraph and Note 5 ranged from 1 to 27 years and include various renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant's sales, and require the franchisee to pay executory costs.


                                                                             DIRECT            OPERATING
                                                                        FINANCING LEASES        LEASES
                                                                       ---------------------------------------
                                                                         (IN THOUSANDS)      (IN THOUSANDS)
MINIMUM FUTURE LEASE RECEIPTS FOR YEARS ENDING DECEMBER 31:
 1998                                                                   $        3,516       $       37,521
 1999                                                                            2,834               37,279
 2000                                                                            1,955               36,691
 2001                                                                            1,267               35,633
 2002                                                                              760               34,695
 Later                                                                             478              361,839
                                                                       ---------------------------------------
                                                                        $       10,810       $      543,658
                                                                       =======================================



                                                                              1997               1996
                                                                       ---------------------------------------
                                                                         (IN THOUSANDS)      (IN THOUSANDS)
NET INVESTMENT IN DIRECT FINANCING LEASES AT DECEMBER 31:
 Minimum future lease receipts                                          $       10,810       $       15,449
 Estimated unguaranteed residual values                                          6,920                7,437
 Unearned amount representing interest                                          (3,966)              (5,781)
                                                                       =======================================
                                                                        $       13,764       $       17,105
                                                                       =======================================


                                            Year ended December 31,
                               ------------------------------------------------
                                   1997             1996              1995
                               ------------------------------------------------
                               (IN THOUSANDS)   (IN THOUSANDS)   (IN THOUSANDS)
RENTAL INCOME:
  Minimum rental income        $      27,570    $      11,022    $       3,584
  Contingent rental income             5,355            5,324            3,956
                               ================================================
                               $      32,925    $      16,346    $       7,540
                               ================================================

If Burger King properties are not adequately maintained during the term of the tenant leases of which there are 209, such properties may have to be rebuilt before the leases can be renewed, either by the Company as it considers necessary or pursuant to Burger King's successor policy. The successor policy, which is subject to change from time to time in Burger King's discretion, is intended to encourage the reconstruction, expansion, or other improvement of older Burger King restaurants and generally affects properties that are more than ten years old or are the subject of a franchise agreement that will expire within five years.

Under the current OP agreement, Burger King can require that a restaurant property be rebuilt. If the tenant does not elect to undertake the rebuilding, the Company would be required to make the required improvement itself. However, as a condition to requiring the Company to rebuild, Burger King would be required to pay the Company its percentage share ("Burger King's Percentage Share") of the rebuilding costs. Such percentage share would be equal to (i) the average franchise royalty fee percentage rate payable to Burger King with respect to such restaurant, divided by (ii) the aggregate of such average franchise royalty fee percentage rate and the average percentage rate payable to the Partnership with respect to such restaurant property. The Company believes that Burger King's Percentage Share would typically be 29% for a restaurant property.

Management believes it is unlikely that any material amount of rebuilding of Burger King restaurant properties will be required in the next several years, if ever.

The Company believes that improving, expanding, rebuilding or replacing its restaurant properties from time to time is important. In addition to normal maintenance and repair requirements, each franchisee is required under BKC's franchise agreement and lease/sublease, at its own cost and expense, to make such alterations to a Burger King restaurant as may be reasonably required by BKC from time to time to modify the appearance of the restaurant to reflect the then current image requirements for Burger King restaurants. Most of the properties that are operating as Burger King restaurants are 15 to 20 years old. The Company believes that many of these properties require substantial improvements to maximize sales and that their condition is below BKC's current image requirements.

To encourage the early renewal of existing leases/subleases, the Company recently established an "early renewal program" whereby the Company has offered to certain tenants the right to renew existing leases/subleases for up to an additional 20 years in consideration for remodeling financing. The purpose of this program is to extend the term of existing leases/subleases prior to the end of the lease term and enhance the value of the underlying property to the Company. As a result of this program, the Company has extended the lease term on 51 leases/subleases as a result of remodel grants and lease riders. One lease in 1997 and two leases in 1996, respectively were renewed with loans. During 1997 and 1996, the Company paid remodeling costs of $888,000 and $1,118,000, respectively in conjunction with this Program.

9. COMMITMENTS

The land at 111 restaurant properties and the land and buildings at 13 restaurant properties are leased by the Company from third party lessors. The building portions of the leases are generally capital leases while the land portions are operating leases. These leases provide for an original term of 20 years and most are renewable at the Company's option. As of December 31, 1997, the remaining lease terms (excluding renewal option terms) ranged from 1 to 14 years. If all renewal options are taken into account, the terms ranged from 5 to 35 years. Rents payable may escalate during the original lease and renewal terms. For eight properties, the leases provide for contingent rent based on each restaurant's sales.

                                                 CAPITAL          OPERATING
                                                  LEASES            LEASES
                                              ---------------------------------
                                               (IN THOUSANDS)    (IN THOUSANDS)
MINIMUM FUTURE LEASE OBLIGATIONS FOR YEARS
 ENDING DECEMBER 31:

 1998                                             $     119       $      2,745
 1999                                                    60              2,579
 2000                                                     4              2,351
 2001                                                     1              1,939
 2002                                                    --              1,628
 Later                                                   --              4,114

                                              ---------------------------------
Total minimum obligations (a)                          184        $     15,356
                                                                 ==============
Amount representing interest                           (14)
                                              -----------------
Present value of minimum obligations              $    170
                                              =================

(a) MINIMUM LEASE OBLIGATIONS HAVE NOT
    BEEN REDUCED BY MINIMUM SUBLEASE RENTALS.


                                           YEARS ENDED DECEMBER 31,
                              -------------------------------------------------
                                  1997             1996              1995
                              -------------------------------------------------
                              (IN THOUSANDS)   (IN THOUSANDS)    (IN THOUSANDS)
RENTAL EXPENSE
 Minimum rental expense       $       2,434    $       1,992     $       1,304
 Contingent rental expense               54               88               101
                              ------------------------------------------------
                              $       2,488    $       2,080     $       1,405
                              ================================================

On October 15, 1997, the Company entered into four-year employment agreements with its two executive officers for which the aggregate compensation of the two executive officers is $500,000. Under such agreements, the Company is liable for the compensation benefits for three years of the agreements if an executive officer were to be terminated without cause, as defined.

10. RELATED PARTY TRANSACTIONS

Prior to October 15, 1997, the Managing General Partner of USRP was responsible for managing the business and affairs of USRP. USRP paid the Managing General Partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to USRP. The allowance for the period ended October 15, 1997 and the years ended December 31, 1996, and 1995, was $1,826,000, $1,175,000, and
$585,000, respectively. The Company's accounts payable balance includes $121,000 and $416,000 for this allowance as of December 31, 1997 and 1996, respectively. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of USRP during 1997, 1996, and 1995.

USRP compensated the Managing General Partner for its efforts and increased internal expenses with respect to additional properties. USRP paid the Managing General Partner, with respect to each additional property purchased: (i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1997, 1996 and 1995, the one-time acquisition fee equaled $1,401,000, $1,043,000 and $109,000, respectively, which was capitalized, and the increase in the non-accountable annual fee equaled $498,000, $495,000 and $29,000 respectively. In addition, if the Rate of Return (as defined) on the Partnership's equity on all additional properties exceeded 12 percent per annum for any fiscal year, the Managing General Partner was paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. For 1996, this additional fee equaled $93,000 and there was no fee paid in 1997 or in 1995. These fees were discontinued with the termination of the management contract between QSV and USRP on October 15, 1997.

A note receivable of $261,000 and $267,000 is due from Arkansas Restaurants #10 L.P. (Arkansas) at December 31, 1997 and 1996, respectively. The note receivable is due on September 1, 1998, and has an interest rate of 9.0% per annum. At December 31, 1997 and 1996, tenant and other receivables from Arkansas were $158,000 and $63,000, respectively. In addition, during 1997 and 1996 the Company paid remodel costs of $53,000 and $443,000, respectively on behalf of Arkansas for three restaurants operated by Arkansas under the Company's early-renewal program (See Note 8). The Managing General Partner of Arkansas Restaurants #10 L.P. is owned by an officer of the Company, but receives no compensation for this role.

During 1996, the Company agreed to make available to USRP Development Company a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties which will be purchased by the Company upon completion of the development. The line of credit is secured by certain development properties and bears interest at an annual rate of 9%. The line of credit is payable in monthly installments beginning July 1997 and matures in October 2001. At December 31, 1997, the outstanding balance was $3,920,000 and is included in Notes Receivable. In March, 1998, the Company assumed the operations of USRP Development Company.

As of December 31, 1997 and 1996, notes receivable of $1,070,000 and $920,000 were due from Southeast Fast Food Partners, L.P. (SFF), respectively. The notes receivable are due on July 1, 1998 ($207,000) and July 1, 1999 ($863,000) and have an interest rate of 9.0% per annum. As of December 31, 1997 and 1996, a note receivable of $136,000 is due from the owners of SFF. This note receivable is due on July 1, 1999 and has an interest rate of 9.0% per annum. At December 31, 1997 and 1996, tenant and other receivables from SFF were $362,000 and $125,000, respectively. In addition, during 1996, the Company incurred remodeling costs of $180,000 on behalf of SFF for restaurants operated by SFF under the Company's early - renewal program (See Note 8). The Managing General Partner of Southeast Fast Food Partners, L.P. is owned by an officer of the Company.

In 1997 and 1996, two sale/leaseback transactions and one sale/leaseback transaction, respectively were completed by the Company with Carlos O'Kelly's, Inc. Carlos O'Kelly's, Inc. is owned by a director of the Company.

11. STOCKHOLDERS' EQUITY, MINORITY INTEREST AND PARTNERS' CAPITAL

COMMON STOCK

On October 15, 1997, the Company effected the conversion of USRP into a self-administered and self-managed REIT. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest of USRP became stockholders of the Company. Accordingly, information contained in these consolidated financial statements related to the equity ownership of USRP following October 15, 1997 is presented as ownership of shares of Common Stock of the Company. On October 30, 1997 the Company effected a three-for-two stock split. All of the historical Units and per unit information has been restated to reflect this stock split and conversion of the units to Common Stock.


MINORITY INTEREST

In connection with the conversion to a REIT, the management contract between QSV and USRP was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of the OP. The OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit may be exchanged by the holder thereof for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the year 2000. As of December 31, 1997 these earnings targets have not been met.

Minority interest in the OP consists of the following at December 31, 1997 (in thousands):


           Termination of management
             contract and issuance of OP units    $    19,749
           Distributions                                 (415)
           Income allocated to minority interest          202
                                                  ------------
           Balance at December 31, 1997           $    19,536
                                                  ============


SHELF REGISTRATION

On August 22, 1997, the Company filed a shelf registration statement for $150,000,000 in shares of Common or Preferred Stock. The amount of securities available for issuance under this shelf registration statement at December 31, 1997 is $58,000,000.

PREFERRED STOCK

On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A") with a liquidation preference of $25.00 per share under the August 22, 1997 shelf registration statement. Shares of Series A are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at a conversion price of $26.64 per share of Common Stock (equivalent to a conversion rate of .9384 shares of Common Stock). Distributions on Series A are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of Common Stock into which a share of Series A is convertible. As of December 31, 1997 no Series A shares have been converted into Common Stock. Holders of Preferred Stock are entitled to receive dividends in preference to any dividends to Common Stockholders or OP unit holders.

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

For the period October 15 through December 31, 1997, the Company paid distributions of $4,954,000 to its Common Stockholders and minority interests (or $0.3575 per share of Common Stock), of which 6.07% represented a return of capital, 16.43% represented a long-term capital gain and 77.50% represented ordinary taxable dividend income. As of December 31, 1997, no dividends have been declared to Preferred Stockholders.

DISTRIBUTIONS AND ALLOCATIONS AS UNITHOLDERS

Under the amended USRP partnership agreement, cash flow from operations and net proceeds from capital transactions of USRP each year were distributed 98.02% to the unitholders and 1.98% to the general partners until the unitholders received a 12% simple (noncumulative) annual return for such year on the unrecovered capital per unit ($20.00, reduced by any prior distributions of net proceeds of capital transactions); then any cash flow for such year was distributed 75.25% to the unitholders and 24.75% to the general partners until the unitholders have received a total simple (noncumulative) annual return for such year of 17.5% on the unrecovered capital per unit; and then any excess cash flow for such year was distributed 60.40% to the unitholders and 39.60% to the general partners. The unitholders received 98.02% of all cash flow distributions for the period January 1 through October 15, 1997 (date of REIT conversion), 1996 and 1995.

There were no capital transactions in the period January 1 through October 15, 1997 (date of REIT conversion) and 1996 or 1995.

All operating income and loss of USRP for each year generally was allocated among the partners in the same aggregate ratio as cash flow was distributed for that year. Gain and loss from a capital transaction was generally allocated among the partners in the same aggregate ratio as proceeds of the capital transactions were distributed except to the extent necessary to reflect capital account adjustments. For the period ended October 15, 1997 and for the years ended December 31, 1996 and 1995, distributions to USRP unitholders amounted to $12,016,000, $11,392,000 and $8,002,000, respectively.

12. EMPLOYEE BENEFIT PLAN

Effective October 15, 1997, the U.S. Restaurant Properties, Inc. 401(k) plan (the "Plan") was established as a savings plan for the Company's employees. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of January 1, April 1, July 1 and October 1 immediately following the later of the (i) six months after their first day of employment with the Company or (ii) the date an employee attains the age of 21, as defined. Each participant may make contributions to the Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant's annual compensation (not to exceed $9,500 per annum for 1997). The Company will match up to 25% of participating annual employee contributions. The Company's matching contributions are made in Company stock, which is purchased by the Plan on the open market, and are subject to specified years-of-service for vesting of the Company's portion of contributions to the Plan. Employer contributions of approximately $7,000 have been accrued as of December 31, 1997.

13. PRO FORMA (UNAUDITED)

The following pro forma information was prepared by adjusting the actual consolidated results of the Company for the years ended December 31, 1997 and 1996 for the effects of:


a. the purchase of 277 restaurant properties on various dates during 1997 for an aggregate purchase price of $182,396,000 including the value of 680,696 shares of Common Stock issued to sellers; the loan of $6,000,000 on a secured mortgage; and the sale of eight restaurant properties for $5,822,000; the Preferred Stock dividends required and the reduction of interest expense as a result of the Preferred Stock offering proceeds used to reduce the total debt outstanding by $87,622,000; the three-for-two stock split on October 30, 1997; and other related financing transactions, including the sale of 1,434,831 shares of Common Stock for $25,000,000;and


b. the purchase of 184 restaurant properties on various dates during 1996 for an aggregate purchase price of $105,336,000 including the value of
     577,254  USRP  Units  issued  to  sellers  and  other   related   financing
     transactions including the sale of 2,700,000 USRP Units in June 1996.


These pro forma results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the restaurant properties were acquired as of January 1, 1996 and they do not include gains on property dispositions and they do not purport to represent the results of operations for future periods.

                                               YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                               1997               1996
                                        --------------------------------------
                                           (IN THOUSANDS)     (IN THOUSANDS)
TOTAL REVENUES                            $      48,198      $      48,436
                                        ======================================
NET INCOME (LOSS)                         $      (1,896)     $      18,822

Dividends on Preferred
  Stock/General Partner interest                 (7,102)            (7,102)
                                        --------------------------------------

Net income (loss) allocable to
  Common shareholders/unit holders        $      (8,998)     $      11,720
                                        ======================================

Weighted average shares/units
  outstanding
       Basic                                     12,631             12,514
       Diluted                                   12,631             12,789
Net income (loss) per share/unit
       Basic                                     $(0.71)             $0.94
       Diluted                                   $(0.71)             $0.92



15. SUMMARY BY QUARTER (UNAUDITED)


                                                                  QUARTER
                                       ---------------------------------------------------------------    TOTAL
                                            FIRST         SECOND           THIRD          FOURTH           YEAR
                                       -----------------------------------------------------------------------------
1997
Revenues                                $     6,265     $    8,556      $     9,775     $   10,988        $  35,584

Net income                                    1,952          2,147            2,532        (16,024)          (9,393)

Allocable net income                          1,913          2,105            2,482        (16,761)         (10,261)

Earnings per common share

Basic Net income (loss) per share       $      0.18     $     0.18      $      0.20     $    (1.30)       $   (0.88)
Diluted Net income (loss) per share     $      0.18     $     0.18      $      0.20     $    (1.30)       $   (0.88)

1996
Revenues                                $     2,971     $    4,348      $     5,821     $    5,378        $  18,518

Net income                                    1,323          1,862            2,590          1,698            7,473

Allocable net income                          1,296          1,825            2,539          1,665            7,325

Earnings per common share

Basic Net income (loss) per share       $      0.18     $     0.23      $      0.25     $     0.16        $    0.82
Diluted Net income (loss) per share     $      0.17     $     0.22      $      0.24     $     0.16        $    0.80




                                                                 U.S. RESTAURANT PROPERTIES, INC.
                                                       SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                                                                      AS OF DECEMBER 31, 1997
                                                                          (IN THOUSANDS)


                                          INITIAL COST TO COMPANY AND                   ACCUMULATED DEPRECIATION
                                       GROSS AMOUNT AT DECEMBER 31, 1997                   AT DECEMBER 31, 1997
                                 ------------------------------------------------   -----------------------------------
                      NO. OF
   STORE TYPE       PROPERTIES      LAND      BUILDINGS   EQUIPMENT       TOTAL     BUILDINGS   EQUIPMENT      TOTAL
-----------------   -----------  ----------  -----------  ----------  ------------  ----------  ----------  -----------

ARBY'S                    78      $  9,762     $ 37,370     $    --     $  47,132     $ 1,256    $     --     $  1,256
BRUEGGER'S BAGEL          17         2,422        9,478          --        11,900         364          --          364
BURGER KING              209        35,742       58,797         242        94,781       4,966          56        5,022
CHILI'S                    8         4,204        7,983          --        12,187         567          --          567
DAIRY QUEEN               41         2,908        8,628         875        12,411         499         209          708
EMBERS                    10         1,029        2,485         598         4,112          43          30           73
GRANDY'S                  30        12,758           --          --        12,758          --          --           --
HARDEE'S                  29         3,105       18,238       2,069        23,412       1,579         418        1,997
KETTLE                    18         1,860        4,299          --         6,159          22          --           22
KFC                        3           350          871          --         1,221          62          --           62
PIZZA HUT                 22         2,638        6,765          --         9,403         339          --          339
SCHLOTZSKY'S              24         6,354       11,864          --        18,218         395          --          395
TACO BELL                  5           560        1,034          --         1,594          21          --           21
WENDY'S                    5           728        2,280          --         3,008          54          --           54
OTHER REGIONAL
  BRANDS                  92        25,095       41,108         696        66,899       2,443          51        2,494
OTHER ASSETS              --            --           --         333           333          --          64           64
                    -----------  ----------  -----------  ----------  ------------  ----------  ----------  -----------
                         591      $109,515     $211,200     $ 4,813     $ 325,528     $12,610    $    828     $ 13,438
                    ===========  ==========  ===========  ==========  ============  ==========  ==========  ===========



    (1) Substantially all property is restaurant property.
    (2) Substantially all property is collateral for the line of credit and notes payable.
    (3) Depreciation is computed over the estimated useful life of 15 to 20 years for the restaurant buildings and improvements and 10 years for the restaurant equipment.
    (4) Burger King restaurant properties include the land values of 100 restaurant properties in which the building and improvements are accounted for as direct financing leases.
    (5) Transactions   in  real  estate  and  equipment  and
        accumulated depreciation during 1997 and 1996 are summarized below.



                                                   Cost       Depreciation
                                               ------------ ----------------
Balance, December 31, 1995                      $  38,270    $     2,653

                     Acquisitions                 106,862
                     Cost of real estate sold         (20)
                     Depreciation expense              --          2,800
                                               ------------ ----------------

Balance, December 31, 1996                        145,112          5,453

                     Acquisitions                 183,686             --
                     Cost of real estate sold      (3,270)          (245)
                     Depreciation expense              --          8,230
                                               ------------ ----------------

Balance, December 31, 1997                      $ 325,528    $    13,438
                                               ============ ================

                                INDEX TO EXHIBITS

Exhibit
Number
-------

2.1  First  Amendment   dated  April  18,  1997  to  Asset  Purchase   Agreement
     (originally dated December 23, 1996) between Sybra, Inc., Valcor, Inc. and U.S. Restaurant Properties Master L.P.

2.2 Agreement of Purchase and Sale dated December 4, 1997 between Burger King Limited Partnership I and U.S. Restaurant Properties Operating L.P.

2.3 Agreement of Purchase and Sale dated December 4, 1997 between Burger King Limited Partnership III and U.S. Restaurant Properties Operating L.P.

2.4 Purchase and Sale Agreement dated July 31, 1997, among Home Run Associates, Saratoga Associates, Lathpar Corporation, Delpar Corporation, Schenecpar Corporation, M & D Development, Westmere Associates and Wolf Road
     Enterprises, (known collectively as the "Midon Companies") and U.S. Restaurant Properties Master L.P.

2.5 Agreement and Plan of Merger dated October 14, 1997 by and among U.S. Restaurant Properties Master L.P., U.S. Restaurant Properties, Inc., USRP Acquisition, L.P., USRP Managing, Inc., and QSV Properties, Inc.

10.1 Withdrawal Agreement dated October 15, 1997 by and among U.S. Restaurant Properties, Inc., U.S. Restaurant Properties Master L.P., U.S. Restaurant Properties Operating L.P. and QSV Properties, Inc.

10.2 Fourth Amended and Restated Agreement of Limited Partnership of U.S. Restaurant Properties Operating L.P.

10.3 Revolving Credit Agreement dated January 9, 1998 among U.S. Restaurant Properties Operating L.P., the institutions from time to time party thereto as Lenders and as Co-agents and Union Bank of Switzerland

10.4 Employment Agreement dated October 15, 1997 by and between U.S. Restaurant Properties, Inc. and Robert J. Stetson

10.5 Employment Agreement dated October 15, 1997 by and between U.S. Restaurant Properties, Inc. and Fred H. Margolin

12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1 U.S.  Restaurant  Properties,  Inc. List of Subsidiaries as of December 31,
     1997

23.1 Independent Auditors' Consent letter dated March 12, 1998 from Deloitte & Touche LLP

27.1 Financial Data Schedule