Form 10-Q
period 1998-03-31
U S RESTAURANT PROPERTIES INC
filed 1998-05-14
CIK 1032462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period from _______________ to __________________


                         Commission File Number 1-13089


                        U.S. RESTAURANT PROPERTIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                      75-2687420
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


          5310 Harvest Hill Rd., Ste. 270, LB 168, Dallas, Texas 75230
          ------------------------------------------------------------
            (Address principal executive offices, including zip code)

                                 972 / 387-1487
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X                       No
                              ------                       ------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of May 8, 1998, there were 13,021,838 shares of Common Stock $.001 par value outstanding.

                        U.S. RESTAURANT PROPERTIES, INC.


PART I.       FINANCIAL INFORMATION

   Item 1. Financial Statements

           Consolidated Balance Sheets as of March 31, 1998 (Unaudited)
                  and December 31, 1997...................................... 3

           Consolidated Statements of Income for the Three
                  Months Ended March 31, 1998 and 1997 (Unaudited)........... 4

           Consolidated Statements of Stockholders' Equity for the
                  Three Months Ended March 31, 1998 (Unaudited).............. 5

           Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 1998 and 1997 (Unaudited)........... 6

           Notes to Consolidated Financial Statements (Unaudited)............ 7

   Item 2. Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................12

   Item 3. Quantitative and Qualitative Disclosures About Market Risk........14


PART II.      OTHER INFORMATION

   Item 1. Legal Proceedings.................................................15

   Item 2. Changes in Securities.............................................15

   Item 3. Defaults upon Senior Securities...................................15

   Item 4. Submission of Matters to Vote of Security Holders.................15

   Item 5. Other Information.................................................15

   Item 6. Exhibits and Reports on Form 8-K..................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                         U.S. RESTAURANT PROPERTIES, INC.
                                            CONSOLIDATED BALANCE SHEETS
                                                  (IN THOUSANDS)

                                                                March 31,         December 31,
                                                                  1998               1997
                                                           -----------------   ----------------
                                                              (Unaudited)
                             ASSETS
Property, net
    Land                                                    $      125,912      $     109,515
    Building and leasehold improvements                            238,350            211,200
    Machinery and equipment                                          5,549              4,813
                                                            ----------------    ---------------
                                                                   369,811            325,528
    Less: Accumulated depreciation                                 (16,582)           (13,438)
                                                            ----------------    ---------------
                                                                   353,229            312,090

Cash and cash equivalents                                           13,018              1,104
Restricted cash                                                        700                 --
Rent and other receivables, net
   (includes $533 and $523 from related parties)                     5,534              4,791
Prepaid expenses and purchase deposits                               2,088              1,967
Notes receivable
   (includes $10,867 and $5,406 from related parties)               15,203              8,518
Mortgage loan receivable                                             5,905              5,947
Net investment in direct financing leases                           13,181             13,764
Intangibles and other assets, net                                   12,109             10,968
                                                            ----------------    ---------------
                                           TOTAL ASSETS     $      420,967      $     359,149
                                                            ================    ===============

         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities
   (includes $0 and $121 due to related parties)            $        4,257      $       4,193
Deferred gain on sale of property                                      642                642
Lines of credit                                                    150,200             89,196
Notes payable                                                       40,000             40,000
Capitalized lease obligations                                          144                170
                                                            ----------------    ---------------
                                      TOTAL LIABILITIES            195,243            134,201

Minority interest in operating partnership                          19,345             19,536
Stockholders' Equity
Preferred stock, $.001 par value per share;
   50,000 shares authorized, Series A - 3,680
   shares issued and outstanding as of
   March 31, 1998 and December 31, 1997
   (aggregate liquidation value $92,000)                                 4                  4
Common  stock, $.001 par value per share;
   100,000 shares authorized,  13,022 and 12,698
   hares issued and outstanding as of March 31,
   1998 and December 31, 1997, respectively                             13                 13
Additional paid in capital                                         229,860            226,140
Excess stock, $.001 par value per share,
   15,000 shares authorized, no shares issued                           --                 --
Distributions in excess of net income                              (23,498)           (20,745)
                                                            ----------------    ---------------
                             TOTAL STOCKHOLDERS' EQUITY            206,379            205,412
                                                            ----------------    ---------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $      420,967      $     359,149
                                                            ================    ===============


See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                             Three Months Ended March 31,
                                          ----------------------------------
                                               1998                1997
                                          ---------------     --------------
Revenues:
   Rental income                          $      12,308       $      5,709
   Interest income                                  596               112
   Amortization of unearned
    income on direct financing leases               317               444
                                          ---------------     --------------
                       Total revenues            13,221             6,265

Expenses:
   Rent                                             742               589
   Depreciation and amortization                  3,370             1,566
   Taxes, general and administrative              1,020               706
   Interest expense                               3,261             1,452
                                          ---------------     -------------
                      Total expenses              8,393             4,313
                                          ---------------     -------------
Income before minority interests
   and extraordinary item                         4,828             1,952

Minority interest in operating
   partnership                                     (234)               --
                                          ---------------     -------------
Income before extraordinary item                  4,594             1,952

Loss on early extinguishment
   of debt                                         (190)               --
                                          ---------------     -------------
Net income                                        4,404             1,952

Dividends on Preferred Stock/
   General Partner's interest                    (1,776)              (39)
                                          ---------------     -------------
Net income allocable to Common
   Stockholders                           $       2,628       $     1,913
                                          ===============     =============

Weighted average shares outstanding
   Basic                                         12,852            10,370
   Diluted                                       13,017            10,616

Net income per share
   Basic                                          $0.20             $0.18
   Diluted                                        $0.20             $0.18


See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                    FOR THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                             Preferred Stock          Common Stock
                           --------------------  ----------------------  Additional Paid     Distributions in
                            Shares   Par Value   Shares      Par Value     In Capital      Excess of Net Income      Total
                           -----------------------------------------------------------------------------------------------------
Balance December 31, 1997    3,680    $      4      12,698    $     13    $     226,140     $         (20,745)     $   205,412

Proceeds from exercised
  stock options                                        300                        3,099                                  3,099

Stock issued for Purchase
  of ownership interest
  in another entity                                     24                          621                                    621

Net income                                                                                              4,404            4,404
Dividends on preferred
  stock                                                                                                (2,348)          (2,348)
Dividends on common
  stock                                                                                                (4,809)          (4,809)
                           --------  ----------  ----------  ----------  ----------------  ---------------------  --------------
Balance March 31, 1998       3,680    $      4      13,022    $     13    $     229,860     $         (23,498)     $   206,379
                           ========  ==========  ==========  ==========  ================  =====================  ==============


See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                   Three Months ended
                                                                         March 31,
                                                            ----------------------------------
                                                                  1998               1997
                                                            ----------------   ---------------
Cash flows from operating activities:
Net Income                                                   $        4,404     $      1,952
Adjustments to reconcile net income to net
    cash from operating activities:
         Depreciation and amortization                                3,370            1,566
         Amortization of deferred financing costs                       141               56
         Minority interest in operating partnership                     234               --
         Loss on early extinguishment of debt                           190               --
         Increase in restricted cash                                   (700)              --
         Decrease (Increase) in rent and other
            receivables, net                                           (743)             434
         Increase in prepaid expenses                                  (357)            (874)
         Reduction in net investment in direct
            financing leases                                            583              555
         Increase (Decrease) in accounts payable and
            accrued liabilities                                          64             (796)
                                                            -----------------  ---------------
                                                                      2,782              941
                                                            -----------------  ---------------
              Cash provided by operating activities                   7,186            2,893

Cash flows used in investing activities:
         Purchase of property                                       (43,547)         (17,457)
         Purchase of machines and equipment                            (736)              (3)
         Purchase deposits paid (used)                                  236           (2,697)
         Decrease in mortgage loan receivable                            42               --
         Increase in notes receivable                                (6,685)            (213)
                                                            -----------------  ---------------
              Cash used in investing activities                     (50,690)         (20,370)


Cash flows from financing activities:
         Loan origination costs and other intangibles                (1,077)            (678)
         Payments on capitalized lease obligations                      (26)             (50)
         Proceeds from line of credit                               139,786           22,934
         Payments on line of credit                                 (78,782)         (39,640)
         Proceeds from notes payable                                     --           40,000
         Proceeds from sale of common stock                           3,099               --
         Preferred stock dividends paid                              (2,348)              --
         Cash distributions to stockholders/partners                 (4,809)          (3,517)
         Distributions to minority interest                            (425)              --
                                                            -----------------  ---------------
              Cash flows provided by financing activities            55,418           19,049
                                                            -----------------  ---------------
Increase in cash and cash equivalents                                11,914            1,572
Cash and cash equivalents at beginning of period                      1,104              381
                                                            -----------------  ---------------
Cash and cash equivalents at end of period                   $       13,018     $      1,953
                                                            =================  ===============

Supplemental disclosure:
         Interest paid during the period                     $        2,572     $      1,087

Non-cash investing activities:
         Fair value of stock issued for ownership
              interest in another entity                     $          621     $         --
         Fair value of stock issued for property             $           --     $      3,320



See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At March 31, 1998, the Company owns 91.98% of and controls the OP. As of March 31, 1998, the Company owned 635 restaurant and other properties in 46 states.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three months ended March 31, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The accompanying consolidated balance sheet as of March 31, 1998 and the other consolidated financial information for the three months ended March 31, 1998 and 1997, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's consolidated financial statements for the periods presented have been included therein.

The Company had 13,021,838 and 12,698,113 shares of Common Stock outstanding as of March 31,1998 and December 31, 1997 respectively.

2.  NET INCOME PER SHARE OF COMMON STOCK

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128, Earnings per share (SFAS No. 128). Earnings per share amounts presented for the period March 31, 1997 have been restated to comply with the provisions of SFAS No. 128.

The following table reflects the calculation of basic and diluted earnings per share for the period ended March 31, 1998 and 1997.

                                                           Three Months Ended
                                                                 March 31,
                                                   --------------------------------------
(In thousands, except per share amounts)                 1998                 1997
                                                   -----------------     ----------------
Net income before extraordinary item                $        4,594        $       1,952
    Loss on early extinguishment of debt                      (190)                  --
                                                   -----------------     ----------------
Net income                                                   4,404                1,952
    Dividends on preferred stock/General
      partner interest                                      (1,776)                 (39)
                                                   -----------------     ----------------
Net income allocable to shareholders                $        2,628        $       1,913
                                                   =================     ================
Net income per share - Basic
    Before extraordinary item less
      preferred stock dividends/general
      partner interest                                     $  0.22              $  0.18
    Extraordinary loss on extinguishment
      of debt                                                (0.02)                  --
                                                   -----------------     ----------------
Net income allocable to common stockholders                $  0.20              $  0.18
                                                   =================     ================

Net income per share - Diluted
    Before extraordinary item, less
      preferred stock dividends/general
      partner interest                                     $  0.22              $  0.18
    Extraordinary loss on extinguishment
      of debt                                                (0.02)                  --
                                                   -----------------     ----------------
Net income allocable to common stockholders                $  0.20              $  0.18
                                                   =================     ================

Weighted average shares outstanding (a)
    Basic                                                   12,852               10,370
      Dilutive effect of outstanding options                   165                  246
      Dilutive effect of guaranteed stock                       --                   --
                                                   -----------------     ----------------
    Diluted                                                 13,017               10,616
                                                   =================     ================


         (a)  Excludes   3,680,000   shares  of  convertible   preferred  stock,
              913,563 shares of guaranteed stock and 1,148,418 OP units, which are anti-dilutive.

Comprehensive income is the same as net income for the three months ended March 31, 1998 and 1997.

3.  PROPERTY ACQUISITIONS

During the three months ended March 31, 1998, the Company completed the purchase of 44 restaurant properties for an aggregate purchase price of $44,160,000.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On March 31, 1998, earnest money purchase deposits amounting to $285,000 were on deposit for the purchase of 12 Shoney's restaurants, three Burger King restaurants, two Arby's and six other restaurant and gas station properties.

4.  REVOLVING CREDIT FACILITIES

On January 17, 1998 the Company entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of March 31, 1998, the Company has approximately $36 million available under the new credit agreement. The Company may request advances under this credit agreement to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this credit agreement. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula.

As of March 31, 1998 the margin spread was 1.05%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement.

On January 17, 1998, the Company's previous secured revolving credit facility was terminated and the related unamortized costs were expensed and the outstanding balance thereunder of $63,782,000 was repaid with funds from the new unsecured credit agreement.

On August 15, 1997, a wholly owned subsidiary of the Company entered into a short term borrowing facility (the "Pacific Mutual Facility") of $30 million which matures on May 20, 1998 and provides that borrowings thereunder bear interest at LIBOR plus 2.30% per annum. There is a fee of 1.0% per annum on the unused commitment. The Pacific Mutual Facility is secured by the pledge of 1,351,618 shares of unissued Common Stock of the Company. During the three month period ended March 31, 1998, the Company repaid $15,000,000 on this revolving credit facility. At March 31, 1998 the outstanding balance was $11,200,000. On April 24, 1998 the $11,200,000 balance was repaid and the borrowing facility was terminated.

5.  NOTES PAYABLE

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consists of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate and due date of January 31, 2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate and due date of January 31, 2002. In January, 1998 the note holders agreed to release the collateral for these notes.

6.  RELATED PARTY TRANSACTIONS

Prior to October 15, 1997, QSV Properties, Inc, the Managing General Partner of USRP ("QSV") was responsible for managing the business and affairs of USRP. USRP paid QSV a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to USRP. The allowance for the three months ended March 31, 1997 was $380,000. The Company's accounts payable balance includes $121,000 for this allowance as of December 31, 1997. In addition QSV was paid a one-time acquisition fee equal to one percent of the purchase price for additional property purchases which amounted to $199,000 for the three months ended March 31, 1997. This contract was terminated in conjunction with the Company's conversion to a REIT on October 15, 1997.

A note receivable of $277,000 and $261,000 is due from Arkansas Restaurants #10 L.P. ("ARLP") at March 31, 1998 and December 31, 1997, respectively. The note receivable is due on September 1, 1998, and has an interest rate of 9.0% per annum. At March 31, 1998 and December 31, 1997, tenant and other receivables from ARLP were $160,000 and $158,000, respectively. The managing general partner of ARLP is owned by an officer of the Company, who receives no compensation for this role.

As of March 31, 1998 and December 31, 1997, notes receivable of $1,070,000 were due from Southeast Fast Food Partners, L.P. ("SFF"). The notes receivable are due on July 1, 1998 ($207,000) and July 1, 1999 ($863,000) and have an interest rate of 9.0% per annum. At March 31, 1998 and December 31, 1997 a note receivable of $136,000 is due from the owners of SFF. This note is due on July 1, 1999, and has an interest rate of 9.0% per annum. As of March 31, 1998 and December 31, 1997, tenant and other receivables from SFF were $306,000 and $362,000, respectively. The Managing General Partner of SFF, is owned by an officer of the Company, who receives no compensation for this role.

During 1996, the Company agreed to make available to USRP Development Company a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties which will be purchased by the Company upon completion of development. The line of credit is secured by certain development properties and bears interest at an annual rate of 9.0%. The line of credit was increased to $15,000,000 with interest only payments due on November 1, 1998, and on each anniversary thereof throughout the term of the note with all outstanding principal and accrued but unpaid interest due on October 31, 2001, when it matures. At March 31, 1998, the outstanding balance was $9,374,000.

7.  STOCKHOLDERS' EQUITY AND MINORITY INTEREST

COMMON STOCK

As reported in the Company's Annual Report on Form 10-K as of December 31, 1997, the Company effected the conversion of USRP into a self-administered and self-managed REIT on October 15, 1997. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest of USRP became stockholders of the Company. Accordingly, information contained in these consolidated financial statements related to the equity ownership of USRP following October 15, 1997 is presented as ownership of shares of Common Stock of the Company. On October 30, 1997, the Company effected a three-for-two stock split. All of the historical Units and per unit information has been restated to reflect this stock split and conversion of the units to Common Stock.

MINORITY INTEREST

As reported in the Company's Annual Report on Form 10-K as of December 31, 1997, the management contract between QSV and USRP was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of the OP. The OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and the OP units held by QSV receive a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit held by QSV may be exchanged for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the Company by the year 2000.
As of March 31, 1998 these earnings targets have not been met.

Minority interest in the OP consists of the following at March 31, 1998 (in thousands):


                Balance December 31, 1997                $      19,536
                Distributions                                     (425)
                Income allocated to minority interest              234
                                                         ---------------
                Balance at March 31, 1998                $      19,345
                                                         ===============


8.  SUBSEQUENT EVENTS

As of the April 29, 1998, two affiliates of the Company , U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships will engage in lending activities to owners and operators of quick service franchises and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner) of 71.25% and 47.5%, respectively, in these two partnerships. As of April 30, 1998, the partnerships had originated one mortgage loan in the amount of $2.3 million.

On May 12, 1998 the Company issued $111 million of 7 year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum. The net proceeds of the notes were used to repay a portion of the revolving credit agreement and for general corporate purposes.

9.  PRO FORMA (UNAUDITED)

The following pro forma information was prepared by adjusting the actual consolidated results of the Company for the three month periods ended March 31, 1998 and 1997 for the effects of:

a. the purchase of 44 properties on various dates from January 1, 1998 through March 31, 1998 for an aggregate purchase price of $44,160,000 and related financing transactions; and

b. the purchase of 277 restaurant properties on various dates during 1997 for an aggregate purchase price of $182,396,000 including the value of 680,696 shares of Common Stock issued to sellers; the loan of $6,000,000 on a secured mortgage; and the sale of eight restaurant properties for $5,822,000; the Preferred Stock dividends required and the reduction of interest expense as a result of the Preferred Stock offering proceeds used to reduce the total debt outstanding by $87,622,000; the three-for-two stock split on October 30, 1997; and other related financing transactions, including the sale of 1,434,831 shares of Common Stock for $25,000,000.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1997 and do not purport to represent the results of operations for future periods.

                                               Three Months Ended March 31,
                                              -----------------------------
(In thousands, except per share amounts)         1998              1997
                                              ------------    -------------
Total Revenues                                $   13,686      $    13,221
                                              ============    =============
Net Income                                         4,546            4,576

Dividends on Preferred Stock                      (1,776)          (1,776)
                                              ------------    -------------
Net income allocable to Common Shareholders   $    2,770      $     2,800
                                              ============    =============
Weighted average shares outstanding
         Basic                                    12,852           12,607
         Diluted                                  13,017           12,852

Net income per share
         Basic                                     $0.22            $0.22
         Diluted                                   $0.21            $0.22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

The Company derives its revenue from the leasing of its Properties to operators (primarily restaurant) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance. A majority of the Company's leases provide for a base rent plus a percentage of the restaurant's sales in excess of a threshold amount. As a result, a portion of the Company's revenues is a function of the number of restaurants in operation and their level of sales. Sales at individual restaurants are influenced by local market conditions, by the efforts of specific restaurant operators, by marketing, by new product programs, support by the franchisor and by the general state of the economy.

On October 15, 1997 the Company changed its form of business from a master limited partnership to a REIT. U. S. Restaurant Properties, Inc. became the successor entity to U.S. Restaurant Properties Master L.P. The results of operations for the three months ended March 31, 1998 are presented as the continuation of the operations of the predecessor entity.

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

Comparison of the three months ended March 31, 1998 to the three months ended March 31, 1997

The Company owned 322 properties prior to January 1, 1997. The Company acquired 277 properties and sold 8 properties from January 1, 1997 to December 31, 1997 and the Company acquired 44 properties from January 1, 1998 to March 31, 1998, the operations of which are included in the periods presented from their respective dates of acquisition.

Revenues for the three months ended March 31, 1998 totaled $13,221,000 up 111 percent from the $6,265,000 recorded for the three months ended March 31, 1997. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1997. Through March 31, 1998, approximately 13% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 21% for the three months ended March 31, 1997. As a result, the impact of restaurant sales had a diminishing impact on total rental revenues. Also included in revenues is interest income relating primarily to secured notes and mortgage receivable from tenants and related parties. Interest income was $596,000 for the three months ended March 31, 1998 compared with $112,000 for the three months ended March 31, 1997.

Rent expense for the three months ended March 31, 1998 totaled $742,000 an increase of 26% when compared to the three months ended March 31, 1997. Depreciation and amortization expenses in the three months ended March 31, 1998 totaled $3,370,000, an increase of 115% when compared to the three months ended March 31, 1997. The increase in rent expense and depreciation and amortization expenses directly relates to the property acquisitions.

Taxes, general and administrative expenses for the three months ended March 31, 1998 totaled $1,020,000 an increase of 44% when compared to the three months ended March 31, 1997. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest expense for the three months ended March 31, 1998 totaled $3,261,000, an increase of 125%, when compared to the three months ended March 31, 1997. The increase in interest expense directly relates to the additional debt associated with the acquisitions.

Minority interest in net income of the OP of $234,000 for the three months ended March 31, 1998 related to OP units held by QSV.

Loss on debt extinguishment of $190,000 for the three months ended March 31, 1998 related to the termination of the Company's previous line of credit.

LIQUIDITY OF CAPITAL RESOURCES.

The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts outstanding under the Company's credit agreements. Currently, the Company's primary source of funding for acquisitions is its existing revolving line of credit. The Company anticipates meeting its future long-term capital needs through the issuance of additional debt or equity, including the issuance of additional OP units, along with cash generated from internal operations. During the three months ended March 31, 1998 the Company paid dividends of $0.37 per share, or an aggregate of $5,234,000 to common stockholders and minority interests. In addition, the Company paid dividends of $0.6380 per share, or an aggregate $2,348,000 to preferred stockholders covering the period November 17, 1997 to March 15, 1998.

On January 17, 1998 the Company entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of March 31, 1998, the Company has approximately $36 million available under the new credit agreement. The Company may request advances under this credit agreement to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. This credit agreement provides that borrowings thereunder bear interest at LIBOR plus a margin spread which was 1.05% per annum at March 31, 1998.

On May 12, 1998 the Company issued $111 million of 7 year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum. The net proceeds of the notes were used to repay a portion of the revolving credit agreement and for general corporate purposes.

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

The following table sets forth, for the three months ended March 31, 1998 and 1997, the calculation of FFO:

(in thousands)                                       Three Months Ended
                                                           March 31,
                                                ----------------------------
Funds From Operations                               1998             1997
                                                ------------   -------------
Net income allocable to common stockholders     $   2,628      $     1,913

    Direct financing lease payments                   582              555
    Capital lease principal payments                  (26)             (50)
    Depreciation and amortization                   3,353            1,566
    Income allocable to minority interest             234               --
    Income allocable to general partner                --               39
    Distributions to general partner                   --              (70)
    Loss on early extinguishment of debt              190               --
                                                ------------   --------------
Funds from operations (FFO)                     $   6,961      $     3,953
                                                ============   ==============
Total shares applicable to FFO                     14,165           10,616
                                                ============   ==============


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

                           PART II. OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5   OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         A)   EXHIBITS

              1)   Exhibit 27 - Financial data schedule

         B)   REPORTS ON FORM 8-K


              1) A report on Form 8-K/A dated November 26, 1997 was filed with the Securities and Exchange Commission on January 23, 1998, reporting financial information regarding the acquisition of restaurant properties.

              2) A report on Form 8-K dated January 21, 1998 was filed with the Securities and Exchange Commission on February 4, 1998, reporting financial information regarding the acquisition of restaurant properties.

              3) A report on Form 8-K/A dated January 21, 1998 was filed with the Securities and Exchange Commission on March 20, 1998, reporting financial information regarding the acquisition of restaurant properties.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   U.S. RESTAURANT PROPERTIES, INC.




Dated:  May 14, 1998               By    /s/ Robert J. Stetson
                                     ---------------------------------------
                                       Robert J. Stetson
                                       President and Chief Executive Officer



                                   By   /s/ Michael D. Warren
                                     ---------------------------------------
                                       Michael D. Warren
                                       Director of Finance