Form 10-Q
period 1998-06-30
U S RESTAURANT PROPERTIES INC
filed 1998-08-14
CIK 1032462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1998

                                       or

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

              Yes   X                                  No
                 ------                                  -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of August 10, 1998, there were 13,021,838 shares of Common Stock $.001 par value outstanding.

                        U.S. RESTAURANT PROPERTIES, INC.


PART I.       FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1998
            (Unaudited)and December 31, 1997................................. 3

          Condensed Consolidated Statements of Income for the Three months and Six months Ended June 30, 1998 and 1997 (Unaudited)... 4

          Condensed Consolidated Statements of Stockholders' Equity
            for the Six months ended June 30, 1998 (Unaudited)............... 5

          Condensed Consolidated Statements of Cash Flows for the Six
            Months Ended June 30, 1998 and 1997 (Unaudited).................. 6

          Notes to Condensed Consolidated Financial Statements (Unaudited)... 7

  Item 2. Management's Discussion and Analysis of Financial Condition
            and Results of Operations........................................12

  Item 3. Quantitative and Qualitative Disclosures About Market Risk.........14


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

  Item 3.  Defaults upon Senior Securities...................................15

  Item 4.  Submission of Matters to Vote of Security Holders.................15

  Item 5.  Other Information.................................................15

  Item 6.  Exhibits and Reports on Form 8-K..................................15

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, expect per share amounts)

                                                                 June 30,        December 31,
                                                                   1998              1997
                                                             ----------------   ---------------
                                                               (Unaudited)
                                  ASSETS
Property, net
    Land                                                      $     145,829      $    109,515
    Building and leasehold improvements                             256,773           211,200
    Machinery and equipment                                           5,599             4,813
                                                             ----------------   ---------------
                                                                    408,201           325,528
    Less: Accumulated depreciation                                  (20,025)          (13,438)
                                                             ----------------   ---------------
                                                                    388,176           312,090

Cash and cash equivalents                                             8,781             1,104
Restricted cash                                                       1,332                --
Rent and other receivables, net
   (includes $878 and $523 from related parties)                      6,480             4,791
Prepaid expenses and purchase deposits                                2,237             1,967
Notes receivable
   (includes $5,577 and $5,406 from related parties)                 10,000             8,518
Mortgage loan receivable                                              6,307             5,947
Net investment in direct financing leases                            12,416            13,764
Intangibles and other assets, net                                    11,923            10,968
                                                             ----------------   ---------------
                                           TOTAL ASSETS       $     447,652      $    359,149
                                                             ================   ===============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities
   (includes $0 and $121 due to related parties)              $       5,294      $      4,193
Unearned contingent rent                                                468                --
Deferred gain on sale of property                                       555               642
Lines of credit                                                      67,000            89,196
Notes payable                                                       150,593            40,000
Capitalized lease obligations                                           118               170
                                                             ----------------   ---------------
                                      TOTAL LIABILITIES             224,028           134,201

Minority interest in operating partnership                           19,172            19,536
Stockholders' Equity
Preferred stock, $.001 par value per share;
   50,000 shares authorized, Series A - 3,680
   shares issued and outstanding as of
   June 30, 1998 and December 31, 1997
   (aggregate liquidation value $92,000)                                  4                 4
Common  stock, $.001 par value per share;
   100,000 shares authorized,  13,022 and 12,698
   shares issued and outstanding as of June 30,
   1998 and December 31, 1997, respectively                              13                13
Additional paid in capital                                          229,860           226,140
Excess stock, $.001 par value per share,
   15,000 shares authorized, no shares issued                            --                --
Distributions in excess of net income                               (25,425)          (20,745)
                                                             ----------------   ---------------
                             TOTAL STOCKHOLDERS' EQUITY             204,452           205,412
                                                             ----------------   ---------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     447,652      $    359,149
                                                             ================   ===============


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                            Three months ended              Six months ended
                                                 June 30,                        June 30,
                                        ----------------------------    ----------------------------
                                           1998             1997           1998            1997
                                        ------------    ------------    ------------   -------------
Revenues:
   Rental Income                         $  13,180       $   7,978       $  25,488      $   13,687
   Interest Income                             732             166           1,328             278
   Amortization of unearned
    income on direct financing leases          283             413             600             857
                                        ------------    ------------    ------------   -------------
                       Total revenues       14,195           8,557          27,416          14,822

Expenses:
   Rent                                        726             600           1,468           1,189
   Depreciation and amortization             3,690           1,800           7,060           3,366
   Taxes, general and administrative         1,178           1,137           2,198           1,843
   Interest expense                          3,871           2,395           7,132           3,847
                                        ------------    ------------    ------------   -------------
                      Total  expenses        9,465           5,932          17,858          10,245
                                        ------------    ------------    ------------   -------------
Income before gain on sale of
  property, unusual items and other          4,730           2,625           9,558           4,577
  Gain on sale of property                     457             266             457             266
  Equity in net income (loss)
    of affiliates                              (56)             --             (56)             --
  REIT conversion costs                         --            (744)             --            (744)
                                        ------------    ------------    ------------   -------------
Income before minority interest
  and extraordinary item                     5,131           2,147           9,959           4,099

Minority interest in operating
  partnership                                 (269)             --            (503)             --
                                        ------------    ------------    ------------   -------------
Income before extraordinary item             4,862           2,147           9,456           4,099

Loss on early extinguishment of debt            --              --            (190)             --
                                        ------------    ------------    ------------   -------------
Net income                                   4,862           2,147           9,266           4,099

Dividends on Preferred Stock/
  General Partner's interest                (1,776)            (42)         (3,551)            (81)
                                        ------------    ------------    ------------   -------------

Net income allocable to Common
  Stockholders                           $   3,086       $   2,105       $   5,715      $    4,018
                                        ============    ============    ============   =============


Weighted average shares outstanding
  Basic                                     13,022          11,435          12,938          10,906
  Diluted                                   13,229          11,661          13,124          11,142

Net income per share
  Basic                                  $    0.24       $    0.18       $    0.44      $     0.36
  Diluted                                $    0.23       $    0.18       $    0.44      $     0.36



See Note 1 for Pro Forma effect of change in Accounting Principle.

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
      Condensed Consolidated Statements of Stockholders' Equity (Unaudited)
                     For the Six months ended June 30, 1998
                                 (In thousands)



                              Preferred Stock       Common Stock
                            -------------------  -------------------- Additional Paid     Distributions in
                            Shares   Par Value   Shares    Par Value    In Capital      Excess of Net Income      Total
                            -----------------------------------------------------------------------------------------------
Balance December 31, 1997    3,680    $     4     12,698    $    13    $    226,140     $       (20,745)       $  205,412

Proceeds from exercised
 stock options                                       300                      3,099                                 3,099

Stock issued for purchase
 of ownership interest
 in another entity                                    24                        621                                   621

Net income                                                                                        9,266             9,266
Dividends on preferred
 stock                                                                                           (4,123)           (4,123)
Dividends on common
 stock                                                                                           (9,823)           (9,823)
                            -------  ---------  ---------  ---------  --------------   ---------------------  -------------
Balance June 30, 1998        3,680    $     4     13,022    $    13    $    229,860     $       (25,425)       $  204,452
                            =======  =========  =========  =========  ==============   =====================  =============


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                   Six months ended
                                                                       June 30,
                                                             ----------------------------
                                                                 1998           1997
                                                             ------------   -------------
Cash flows from operating activities:
 Net income                                                   $   9,266      $    4,099
 Adjustments to reconcile net income to net
     cash from operating activities
          Depreciation and amortization                           7,060           3,366
          Amortization of deferred financing costs                  269             145
          Amortization of discount on notes payable                  17              --
          Gain on sale of property                                 (457)           (266)
          Equity in loss of affiliates                               56              --
          Minority interest in operating partnership                503              --
          Loss on early extinguishment of debt                      190              --
          Increase in restricted cash                            (1,332)             --
          Increase in rent and other receivables, net            (1,908)           (824)
          Increase in prepaid expenses                             (502)           (521)
          Reduction in net investment in direct
             financing leases                                     1,175           1,130
          Increase in accounts payable and
             accrued liabilities                                  1,101             564
          Increase in unearned contingent rent                      468              --
                                                             ------------   -------------
                                                                  6,640           3,594
                                                             ------------   -------------
               Cash provided by operating activities             15,906           7,693

Cash flows used in investing activities:
         Proceeds from sale of property                             632           1,171
         Purchase of property                                   (70,505)        (81,005)
         Purchase of machines and equipment                        (786)           (981)
         Purchase deposits (paid) used                              232            (182)
         Increase in mortgage loan receivable                      (360)             --
         Increase in notes receivable                           (12,629)           (686)
                                                             ------------   -------------
               Cash used in investing activities                (83,416)        (81,683)

Cash flows from financing activities:
         Loan origination costs and other intangibles            (1,427)           (728)
         Payments on capitalized lease obligations                  (52)            (99)
         Proceeds from line of credit                           167,786          62,467
         Payments on line of credit                            (189,982)        (39,640)
         Proceeds from notes payable                            110,576          40,000
         Proceeds from issuance of common stock                   3,099          21,025
         Preferred stock dividends paid                          (4,123)             --
         Cash distributions to stockholders/partners             (9,823)         (7,639)
         Distributions to minority interest                        (867)             --
                                                             ------------   -------------
               Cash flows provided by financing activities       75,187          75,386
                                                             ------------   -------------
Increase in cash and cash equivalents                             7,677           1,396
Cash and cash equivalents at beginning of period                  1,104             381
                                                             ------------   -------------
Cash and cash equivalents at end of period                    $   8,781      $    1,777
                                                             ============   =============

Supplemental disclosure:
         Interest paid during the period                      $   5,786      $    3,267

Non-cash investing activities:
         Fair value of stock issued for ownership
              interest in another entity                      $     621      $       --
         Fair value of stock/units issued for property        $      --      $    3,320
         Deferred gain on sale of property                    $      85      $       --
         Notes received on sale of property                   $     675      $       --
         Property purchased for note receivable               $  11,822      $       --
         Property purchased for accounts receivable           $     219      $       --


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At June 30, 1998, the Company owns 91.98% of and controls the OP. As of June 30, 1998, the Company owned 682 restaurant and other properties in 47 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the six months ended June 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The accompanying condensed consolidated balance sheet as of June 30, 1998 and the other condensed consolidated financial information for the six months ended June 30, 1998, and 1997, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's condensed consolidated financial statements for the periods presented have been included therein.

The Company had 13,021,838 and 12,698,113 shares of Common Stock outstanding as of June 30, 1998 and December 31, 1997 respectively.

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provides guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rents"). Under EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis. Using the historical basis of accounting net income before extraordinary item, net income and basic and diluted per share amounts would have been $5,292,000, $5,292,000, $0.27 and $0.27, respectively, for the three month period ended June 30, 1998 and $9,886,000, $9,696,000, $0.48, and $0.47, respectively for the six month period ended June 30, 1998.

This pro forma information was prepared based on management's estimate for the effects of EITF 98-9. Management of the Company believes that the estimate is not materially different from what actual results would have been under EITF 98-9. Following is pro forma information for the three months and six months ended June 30, 1997 as if the EITF 98-9 were in effect as of January 1, 1997:


                                                   Three months ended       Six months ended
                                                         June 30,                June 30,
                                                 ----------------------------------------------
(In thousands, except per share amounts)           1998         1997         1998       1997
                                                 ----------  ---------    ----------  ---------
Income before extraordinary item as reported      $  4,862    $ 2,147      $  9,456    $ 4,099
Add: Adjustment for change in accounting
     policy on recognition of contingent
     lease rent                                        478         85           561        374
                                                 ----------  ---------    ----------  ---------
Income before extraordinary item as adjusted      $  5,340    $ 2,232      $ 10,017    $ 4,473
                                                 ==========  =========    ==========  =========

Net income as adjusted                            $  5,340    $ 2,232      $  9,827    $ 4,473
                                                 ==========  =========    ==========  =========
Net income available to common stockholders
    as adjusted                                   $  3,564    $ 2,187      $  6,276    $ 4,384
                                                 ==========  =========    ==========  =========
Income per share - Basic:
   Before extraordinary item, less dividends
    on Preferred Stock/General Partner's
    interest as reported                          $   0.24    $  0.18      $   0.46    $  0.36
   Adjustment for effect of change in
    accounting policy                                 0.03       0.01          0.04       0.04
                                                 ----------  ---------    ----------  ---------
   Income before extraordinary item, less
    dividends on Preferred Stock/General
    Partner's interest as reported                $   0.27    $  0.19      $   0.50    $  0.40
                                                 ==========  =========    ==========  =========
   Net income available to common
    stockholders as reported                      $   0.24    $  0.18      $   0.44    $  0.36
   Adjustment for effect of change in
    accounting policy                                 0.03       0.01          0.04       0.04
                                                 ----------  ---------    ----------  ---------
   Net income available to common
    stockholders as adjusted                      $   0.27    $  0.19      $   0.48    $  0.40
                                                 ==========  =========    ==========  =========

Income per share - Diluted:
   Before extraordinary item, less dividends
    on Preferred Stock/General Partner's
    interest as reported                          $   0.23    $  0.18      $   0.45    $  0.36
   Adjustment for effect of change in
    accounting policy                                 0.03       0.01          0.04       0.03
                                                 ----------  ---------    ----------  ---------
   Income before extraordinary item, less
    dividends on Preferred Stock/General
    Partner's interest as reported                $   0.26    $  0.19      $   0.49    $  0.39
                                                 ==========  =========    ==========  =========

   Net income available to common
    stockholders as reported                      $   0.23    $  0.18      $   0.44    $  0.36
   Adjustment for effect of change in
    accounting policy                                 0.03       0.01          0.04       0.03
                                                 ----------  ---------    ----------  ---------
   Net income available to common
    stockholders as adjusted                      $   0.26    $  0.19      $   0.48    $  0.39
                                                 ==========  =========    ==========  =========


2.  NET INCOME PER SHARE OF COMMON STOCK

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128; Earnings per share (SFAS No. 128). Earnings per share amounts presented for the three and six months period ended June 30, 1997 have been restated to comply with the provisions of SFAS No. 128.

The following table reflects the calculation of basic and diluted earnings per share for the three and six months period ended June 30, 1998 and 1997.


                                                           Three months ended          Six months ended
                                                                 June 30,                   June 30,
                                                       --------------------------------------------------------
(In thousands, except per share amounts)                   1998            1997          1998           1997
                                                       ------------    -----------    -----------   -----------
Net income before extraordinary item                    $   4,862       $  2,147       $  9,456      $  4,099
    Loss on early extinguishment of debt                       --             --           (190)           --
                                                       ------------    -----------    -----------   -----------
Net income                                                  4,862          2,147          9,266         4,099
    Dividends on preferred stock/General
      partner interest                                     (1,776)           (42)        (3,551)          (81)
                                                       ------------    -----------    -----------   -----------
Net income allocable to shareholders                    $   3,086       $  2,105       $  5,715      $  4,018
                                                       ============    ===========    ===========   ===========

Net income per share - Basic
    Before extraordinary item less
      preferred stock dividends/general
      partner interest                                  $    0.24       $   0.18       $   0.45      $   0.36
    Extraordinary loss on extinguishment
      of debt                                                  --             --          (0.01)           --
                                                       ------------    -----------    -----------   -----------
Net income allocable to common stockholders             $    0.24       $   0.18       $   0.44      $   0.36
                                                       ============    ===========    ===========   ===========
Net income per share - Diluted
    Before extraordinary item, less
      preferred  stock dividends/general
      partner interest                                  $    0.23       $   0.18       $   0.45      $   0.36
    Extraordinary loss on extinguishment
      of debt                                                  --             --          (0.01)           --
                                                       ------------    -----------    -----------   -----------
Net income allocable to common stockholders             $    0.23       $   0.18       $   0.44      $   0.36
                                                       ============    ===========    ===========   ===========
Weighted average shares outstanding (a)
    Basic                                                  13,022         11,435         12,938        10,906
      Dilutive effect of outstanding options                  207            226            186           236
      Dilutive effect of guaranteed stock                      --             --             --            --
                                                       ------------    -----------    -----------   -----------
    Diluted                                                13,229         11,661         13,124        11,142
                                                       ============    ===========    ===========   ===========



         (a) Excludes 3,680,000 shares of convertible preferred stock, 913,563 shares of guaranteed stock and 1,148,418 OP units, which are anti-dilutive at June 30, 1998.

Comprehensive income is the same as net income for the three and six months ended June 30, 1998 and 1997.

3.  PROPERTY ACQUISITIONS AND DISPOSITIONS

During the three months ended June 30, 1998, the Company completed the purchase of 49 restaurant, gas station and other properties for an aggregate purchase price of $38,374,000.

During the three months ended March 31, 1998, the Company completed the purchase of 44 restaurant properties for an aggregate purchase price of $44,160,000.

During the three months ended June 30, 1998, two restaurant properties were sold for cash of $632,000, net of closing costs resulting in a gain of $284,000. The Company received a note receivable of $675,000 which bears interest at 8.50% with interest and principal due monthly through July 2012 in connection with the sale of one of the properties. In accordance with Statement of Accounting
Standards No. 66 "Accounting for Real Estate Sales" the Company recorded a deferred gain of $85,000 as a result of the sale. In addition, a previous deferred gain on sale of $173,000 was recognized.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On June 30, 1998, earnest money purchase deposits amounting to $289,000 were on deposit for the purchase of one Arby's, one TGIF Friday's, one Wendy's, one Kentucky Fried Chicken and 17 other restaurant and gas station properties.

4.  REVOLVING CREDIT FACILITIES

On January 17, 1998 the Company entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of June 30, 1998, the Company has approximately $108 million available under the new credit agreement. The Company may request advances under this credit agreement to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this credit agreement. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. As of June 30, 1998, the margin spread was 1.05%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement.

On January 17, 1998, the Company's previous secured revolving credit facility was terminated and the related unamortized costs were expensed and the outstanding balance thereunder of $63,782,000 was repaid with funds from the new unsecured credit agreement.

On August 15, 1997, a wholly owned subsidiary of the Company entered into a short term borrowing facility (the "Pacific Mutual Facility") of $30 million. This revolving credit facility was repaid in full during the six month period ending June 30, 1998 and the borrowing facility was terminated.

5.  NOTES PAYABLE

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consists of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate and due date of January 31, 2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate and due date of January 31, 2002. In January 1998 the note holders agreed to release the collateral for these notes.

On May 12, 1998 the Company issued $111 million of 7 year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of the revolving credit agreement and for general corporate purposes.

6.  RELATED PARTY TRANSACTIONS

Prior to October 15, 1997, QSV Properties, Inc, the Managing General Partner of USRP ("QSV") was responsible for managing the business and affairs of USRP. USRP paid QSV a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to USRP. The allowance for the three months and six months ended June 30, 1997 was $593,000 and $973,000, respectively. The Company's accounts payable balance includes $121,000 for this allowance as of December 31, 1997. In addition QSV was paid a one-time acquisition fee equal to one percent of the purchase price for additional property purchases which amounted to $621,000 and $820,000 for the three months and six months ended June 30, 1997, respectively. This contract was terminated in conjunction with the Company's conversion to a REIT on October 15, 1997.

A note receivable of $394,000 and $261,000 is due from Arkansas Restaurants #10 L.P. ("ARLP") at June 30, 1998 and December 31, 1997, respectively. The note receivable is due on September 1, 1998, and has an interest rate of 9.0% per annum. At June 30, 1998 and December 31, 1997, tenant and other receivables from ARLP were $353,000 and $158,000, respectively. The managing general partner of ARLP is owned by an officer of the Company, who receives no compensation for this role.

As of June 30, 1998 and December 31, 1997, notes receivable of $1,070,000 were due from Southeast Fast Food Partners, L.P. ("SFF"). The notes receivable are due on July 1, 1998 ($207,000) and July 1, 1999 ($863,000) and have an interest rate of 9.0% per annum. At June 30, 1998 and December 31, 1997 a note receivable of $136,000 is due from the owners of SFF. This note is due on July 1, 1999, and has an interest rate of 9.0% per annum. As of June 30, 1998 and December 31, 1997, tenant and other receivables from SFF were $327,000 and $362,000, respectively. The Managing General Partner of SFF is owned by an officer of the Company, who receives no compensation for this role.

During 1996, the Company agreed to make available to USRP Development Company a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties, which will be purchased by the Company upon completion of development. The line of credit is secured by certain development properties and bears interest at an annual rate of 9.0%. In April 1998, the line of credit was increased to $15,000,000 with interest only payments due on November 1, 1998, and on each anniversary thereof throughout the term of the note with all outstanding principal and accrued but unpaid interest due on October 31, 2001, when it matures. At June 30, 1998, the outstanding balance was $3,957,000.

As of the April 29, 1998, two affiliates of the Company , U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships will engage in lending activities to owners and operators of quick service franchises and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner) of 71.25% and 47.5%, respectively, in these two partnerships. As of June 30, 1998, the Company had other receivables from the two lending partnerships of $198,000 and a note receivable of $20,000 from the General Partner and Limited Partner.

7.  STOCKHOLDERS' EQUITY AND MINORITY INTEREST

COMMON STOCK

As reported in the Company's Annual Report on Form 10-K as of December 31, 1997, the Company effected the conversion of USRP into a self-administered and self-managed REIT on October 15, 1997. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest of USRP became stockholders of the Company. Accordingly, information contained in these condensed consolidated financial statements related to the equity ownership of USRP following October 15, 1997 is presented as ownership of shares of Common Stock of the Company. On October 30, 1997, the Company effected a three-for-two stock split. All of the historical Units and per unit information has been restated to reflect this stock split and conversion of the units to Common Stock.

The Company announced on August 5, 1998 that the Board of Directors have authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock and Convertible Preferred Stock. Any purchases made under the program will be made from time to time in open market or privately negotiated transactions. The repurchase program will continue until the Company acquires 500,000 shares, or until such time as the Board of Directors terminates the program.

MINORITY INTEREST

As reported in the Company's Annual Report on Form 10-K as of December 31, 1997, the management contract between QSV and USRP was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of the OP. The OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and the OP units held by QSV receive a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit held by QSV may be exchanged for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the Company by the year 2000.
As of June 30, 1998 these earnings targets have not been met.

Minority interest in the OP consists of the following (in thousands):


     Balance December 31, 1997                   $   19,536
     Distributions                                     (867)
     Income allocated to minority interest              503
                                                -------------
     Balance at June 30, 1998                    $   19,172
                                                =============

8.  PRO FORMA (UNAUDITED)

The following pro forma information was prepared by adjusting the actual condensed consolidated results of the Company for the six month periods ended June 30, 1998 and 1997 for the effects of:

         a. the purchase of 93 properties on various dates from January 1, 1998 through June 30, 1998 for an aggregate purchase price of $82,534,000, the sale of two restaurant properties for $1,313,000 and related financing transactions; and

         b. the purchase of 277 restaurant properties on various dates during 1997 for an aggregate purchase price of $182,396,000 including the value of 680,696 shares of Common Stock issued to sellers; the sale of eight restaurant properties for
                  $5,822,000; the Preferred Stock dividends required and the reduction of interest expense as a result of the Preferred Stock offering proceeds used to reduce the total debt outstanding by $87,622,000; the three-for-two stock split on October 30, 1997; and other related financing transactions, including the sale of 1,434,831 shares of Common Stock for $25,000,000.

These pro forma operating results are based on the historical basis of accounting and are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1997 and do not purport to represent the results of operations for future periods.

                                                  Six months ended June 30,
                                                 ---------------------------
(In thousands, except per share amounts)             1998          1997
                                                 ------------   ------------
Total Revenues                                    $  28,944      $  27,445
                                                 ============   ============
Net Income                                            9,452          7,504

Dividends on Preferred Stock                         (3,551)        (3,551)
                                                 ------------   ------------
Net income allocable to Common Shareholders       $   5,901      $   3,953
                                                 ============   ============
Weighted average shares outstanding
         Basic                                       12,947         12,607
         Diluted                                     13,178         12,951

Net income per share
         Basic                                        $0.46          $0.31
         Diluted                                      $0.45          $0.31

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

On October 15, 1997 the Company changed its form of business from a master limited partnership to a REIT. U. S. Restaurant Properties, Inc. became the successor entity to U.S. Restaurant Properties Master L.P. The results of operations for the three and six months ended June 30, 1998 are presented as the continuation of the operations of the predecessor entity.

Certain statements in the analysis of financial condition and results of operations constitute "forward-looking statements" and involve risks, uncertainties and other factors which may cause the actual performance of U.S. Restaurant Properties, Inc. to be materially different from the performance expressed or implied by such statements. These risks include interest rates and other general economic conditions, income fluctuations in U.S. households and the general health of the fast food and casual dining industry segments.

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

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1998 TO THE SIX MONTHS ENDED JUNE 30, 1997.

The Company owned 322 properties prior to January 1, 1997. The Company acquired 277 properties and sold 8 properties from January 1, 1997 to December 31, 1997 and the Company acquired 93 properties and sold two properties, from January 1, 1998 to June 30, 1998, the operations of which are included in the periods presented from their respective dates of acquisition.

Revenues for the six months ended June 30, 1998 totaled $27,416,000 up 85 percent from the $14,822,000 recorded for the six months ended June 30, 1997. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1997. Through June 30, 1998, approximately 12% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 20% for the six months ended June 30, 1997. As a result, the impact of restaurant sales had a diminishing impact on total rental revenues. In addition, the company deferred percentage rent of approximately $468,000 under the provisions of EITF 98-9 for the six months ended June 30, 1998. Also included in revenues is interest income relating primarily to secured notes and mortgage receivable from tenants and related parties. Interest income was $1,328,000 for the six months ended June 30, 1998 compared with $278,000 for the six months ended June 30, 1997.

Rent expense for the six months ended June 30, 1998 totaled $1,468,000 an increase of 23% when compared to the six months ended June 30, 1998.
Depreciation and amortization expenses in the six months ended June 30, 1998 totaled $7,060,000; an increase of 110% when compared to the six months ended June 30, 1997. The increase in rent expense and depreciation and amortization expenses directly relates to the property acquisitions.

Taxes, general and administrative expenses for the six months ended June 30, 1998 totaled $2,198,000 an increase of 19% when compared to the six months ended June 30, 1997. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest expense for the six months ended June 30, 1998 totaled $7,132,000, an increase of 85%, when compared to the six months ended June 30, 1997. The increase in interest expense directly relates to the additional debt associated with the acquisitions.

Minority interest in net income of the OP of $503,000 for the six months ended June 30, 1998 related to OP units held by QSV.

Loss on debt extinguishment of $190,000 for the six months ended June 30, 1998 related to the termination of the Company's previous line of credit.

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1998 TO THE THREE MONTHS ENDED JUNE 30, 1997.

Revenues for the three months ended June 30, 1998 totaled $14,195,000 up 66 % from the $8,557,000 recorded for the three months ended June 30, 1997. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1997. Also included in revenues is interest income relating primarily to secured notes and mortgage receivable from tenants and related parties. Interest income was $732,000 for the three months ended June 30, 1998 compared with $166,000 for the three months ended June 30, 1997.

Rent expense for the three months ended June 30, 1998 totaled $726,000 an increase of 21% when compared to the three months ended June 30, 1997. Depreciation and amortization expenses in the three months ended June 30, 1998 totaled $3,690,000; an increase of 105% when compared to the three months ended June 30, 1997. The increase in rent expense and depreciation and amortization expenses directly relates to the property acquisitions.

Taxes, general and administrative expenses for the three months ended June 30, 1998 totaled $1,178,000 an increase of 4% when compared to the three months ended June 30, 1997. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest expense for the three months ended June 30, 1998 totaled $3,871,000, an increase of 62%, when compared to the three months ended June 30, 1997. The increase in interest expense directly relates to the additional debt associated with the acquisitions.

Minority interest in net income of the OP of $269,000 for the three months ended June 30, 1998 related to OP units held by QSV.

LIQUIDITY OF CAPITAL RESOURCES.

The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts outstanding under the Company's credit agreements. Currently, the Company's primary source of funding for acquisitions is its existing revolving line of credit. The Company anticipates meeting its future long-term capital needs through the issuance of additional debt or equity, including the issuance of additional OP units, along with cash generated from internal operations. During the six months ended June 30, 1998 the Company paid dividends of $0.755 per share, or an aggregate of $10,690,000 to common stockholders and minority interests. In addition, the Company paid dividends of $1.1205 per share, or an aggregate $4,123,000 to preferred stockholders covering the period November 17, 1997 to June 15, 1998.

On January 17, 1998 the Company entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of June 30, 1998, the Company has approximately $108 million available under the new credit agreement. The Company may request advances under this credit agreement to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. This credit agreement provides that borrowings thereunder bear interest at LIBOR plus a margin spread which was 1.05% per annum at June 30.

On May 12, 1998 the Company issued $111 million of 7 year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of the revolving credit agreement and for general corporate purposes.

Management believes that the existing debt facilities, along with the Company's ability to raise additional equity, including the issuance of OP units in exchange for properties, will provide the Company with sufficient liquidity to meet operating and growth requirements.

YEAR 2000 ISSUE

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

The following table sets forth, for the six months ended June 30, 1998 and 1997, the calculation of FFO:

(in thousands)                                          Six months ended
                                                             June 30,
                                                    -------------------------
Funds From Operations                                 1998            1997
                                                    ----------     ----------
Net income allocable to common stockholders         $   5,715      $   4,018

Direct financing lease payments                         1,175          1,130
Capital lease principal payments                          (52)           (99)
Depreciation and amortization                           7,023          3,366
Gain on sale of property                                 (457)          (266)
REIT conversion costs                                      --            744
Income allocable to minority interest                     503             --
Income allocable to general partner                        --             81
Distributions to general partner                           --           (151)
Loss on early extinguishment of debt                      190             --
                                                    ----------     ----------
EITF 98-9 adjusted Funds from operations (FFO)         14,097          8,823

Effect of EITF 98-9                                       468             --
                                                    ----------     ----------
FFO on a basis comparable with prior periods         $ 14,565       $  8,823
                                                    ==========     ==========
Total shares applicable to FFO                         14,272         11,142
                                                    ==========     ==========


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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         a) An annual meeting of stockholders was held on June 2, 1998.

         b) (1) The election of six directors to hold office for terms expiring at the next annual meeting of stockholders

                                                    Votes Against
                Nominees              Votes For      or Withheld    Abstentions
                --------            -------------   -------------   -----------
                Robert J. Stetson    11,576,920         40,596            0
                Fred H. Margolin     11,585,667         31,849            0
                Gerald H. Graham     11,583,764         33,752            0
                Darrel L. Rolph      11,583,464         34,052            0
                David K. Rolph       11,584,501         33,015            0
                Eugene G. Taper      11,585,301         32,215            0

            (2) To approve the U.S. Restaurant Properties, Inc. Flexible
                Incentive Plan.

                                 Votes Against
                 Votes For        or Withheld          Abstentions
                 ---------       -------------         -----------
                 10,611,053          825,746             180,717

            (3) To ratify Deloitte & Touche LLP as the Company's
                independent auditors.

                                 Votes Against
                 Votes For        or Withheld          Abstentions
                 ---------       -------------         -----------
                 11,321,746          248,140              47,630

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)   Exhibits

              1) Exhibit 27 - Financial data schedule

         b)   Reports on Form 8-K

              None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     U.S. RESTAURANT PROPERTIES, INC.




Dated:  August 14, 1998              By    /s/ Robert J. Stetson
                                       --------------------------------------
                                        Robert J. Stetson
                                        President and Chief Executive Officer



                                     By    /s/ Michael D. Warren
                                       --------------------------------------
                                        Michael D. Warren
                                        Director of Finance