Form 10-Q
period 1998-09-30
U S RESTAURANT PROPERTIES INC
filed 1998-11-12
CIK 1032462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

      For the transition period from _______________ to __________________


                         Commission File Number 1-13089


                        U.S. RESTAURANT PROPERTIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Maryland                                          75-2687420
-------------------------------                      --------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
 incorporation or organization)                 No.)

          5310 Harvest Hill Rd., Ste. 270, LB 168, Dallas, Texas 75230
          ------------------------------------------------------------
            (Address principal executive offices, including zip code)

                                 972 / 387-1487
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

 ------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

      Yes   X                                  No
          -----                                   -----
         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 30, 1998, there were 14,347,259 shares of Common Stock $.001 par value outstanding.

                        U.S. RESTAURANT PROPERTIES, INC.


PART I.       FINANCIAL INFORMATION

  Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets as of September 30, 1998
             (Unaudited) and December 31, 1997................................ 3

           Condensed Consolidated Statements of Operations for the Three
             months and Nine months ended September 30, 1998 and 1997
             (Unaudited)...................................................... 4

           Condensed Consolidated Statement of Stockholders' Equity
             for the Nine months ended September 30, 1998 (Unaudited)......... 5

           Condensed Consolidated Statements of Cash Flows for the Nine
             months ended September 30, 1998 and 1997 (Unaudited)............. 6

           Notes to Condensed Consolidated Financial Statements (Unaudited)... 8

  Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations........................................13

  Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........15


PART II.      OTHER INFORMATION

  Item 1.  Legal Proceedings..................................................16

  Item 2.  Changes in Securities..............................................16

  Item 3.  Defaults upon Senior Securities....................................16

  Item 4.  Submission of Matters to Vote of Security Holders..................16

  Item 5.  Other Information..................................................16

  Item 6.  Exhibits and Reports on Form 8-K...................................16

                          Part I. FINANCIAL INFORMATION

Item 1.           Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                                           September 30,        December 31,
                                                               1998                1997
                                                          ---------------      --------------
                                                            (Unaudited)
                                  ASSETS
Property, net
    Land                                                   $    163,679         $   109,515
    Buildings and leasehold improvements                        284,389             211,200
    Machinery and equipment                                       7,718               4,813
                                                          ---------------      --------------
                                                                455,786             325,528
    Less: Accumulated depreciation                              (23,657)            (13,438)
                                                          ---------------      --------------
                                                                432,129             312,090

Cash and cash equivalents                                           837               1,104
Restricted cash                                                   1,414                  --
Marketable securities                                               801                  --
Rent and other receivables, net
   (includes $1,231 and $523 from related parties)                7,607               4,791
Prepaid expenses and purchase deposits                           14,488               1,967
Notes receivable
   (includes $8,764 and $5,406 from related parties)             14,350               8,518
Mortgage loan receivable                                          7,510               5,947
Net investment in direct financing leases                        11,838              13,764
Intangibles and other assets, net                                12,489              10,968
                                                          ---------------      --------------
                                           TOTAL ASSETS    $    503,463         $   359,149
                                                          ===============      ==============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities
   (includes $0 and $121 due to related parties)           $     13,485         $     4,193
Unearned contingent rent                                          1,544                  --
Deferred gain on sale of property                                   556                 642
Lines of credit                                                 107,000              89,196
Notes payable                                                   150,618              40,000
Mortgage note payable                                             1,070                  --
Capitalized lease obligations                                        91                 170
                                                          ---------------      --------------
                                      TOTAL LIABILITIES         274,364             134,201

Minority interest in operating partnership                       23,105              19,536
Stockholders' Equity
Preferred stock, $.001 par value per share;
   50,000 shares authorized, Series A - 3,680
   shares issued and outstanding as of
   September 30, 1998 and December 31, 1997
   (aggregate liquidation value $92,000)                              4                   4
Common stock, $.001 par value per share;
   100,000 shares authorized, 13,645 and 12,698
   shares issued and outstanding as of September
   30, 1998 and December 31, 1997, respectively                      14                  13
Additional paid in capital                                      244,806             226,140
Excess stock, $.001 par value per share,
   15,000 shares authorized, no shares issued                        --                  --
Unrealized holding loss on investments                              (79)                 --
Distributions in excess of net income                           (38,751)            (20,745)
                                                          ---------------      --------------
                             TOTAL STOCKHOLDERS' EQUITY         205,994             205,412
                                                          ---------------      --------------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $    503,463         $   359,149
                                                          ===============      ==============


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                Three months ended           Nine months ended
                                                   September 30,                September 30,
                                              ------------------------    --------------------------
                                                 1998          1997         1998            1997
                                              -----------   ----------    -----------    -----------
Revenues:
   Rental income                               $ 13,533      $ 9,163       $ 39,021       $ 22,850
   Interest income                                  684          237          2,012            514
   Amortization of unearned
     income on direct financing leases              289          375            889          1,232
                                              -----------   ----------    -----------    -----------
                        Total revenues           14,506        9,775         41,922         24,596
Expenses:
   Rent                                             818          684          2,286          1,873
   Depreciation and amortization                  4,061        2,618         11,121          5,984
   Taxes, general and administrative              1,153          991          3,351          2,834
   Interest expense                               4,536        3,058         11,668          6,905
                                              -----------   ----------    -----------    -----------
                       Total  expenses           10,568        7,351         28,426         17,596
                                              -----------   ----------    -----------    -----------
Income before gain on sale of
  property, unusual items and other               3,938        2,424         13,496          7,000
   Gain on sale of property                         252          183            709            450
   Equity in net loss of affiliates                 (55)          --           (112)            --
   REIT conversion costs                             --          (75)            --           (819)
   Termination of management contract            (4,991)          --         (4,991)            --
                                              -----------   ----------    -----------    -----------
Income (loss) before minority interest
  and extraordinary item                           (856)       2,532          9,102          6,631

Minority interest in (income) loss
  of operating partnership                          203           --           (300)            --
                                              -----------   ----------    -----------    -----------
Income (loss) before extraordinary item            (653)       2,532          8,802          6,631

Loss on early extinguishment of debt                 --           --           (190)            --
                                              -----------   ----------    -----------    -----------
Net income (loss)                                  (653)       2,532          8,612          6,631

Dividends on Preferred Stock/
  General Partner's interest                     (1,776)         (50)        (5,327)          (132)
                                              -----------   ----------    -----------    -----------
Net income (loss) allocable to Common
  Stockholders                                 $ (2,429)     $ 2,482       $  3,285       $  6,499
                                              ===========   ==========    ===========    ===========

Weighted average shares outstanding
  Basic                                          13,142       12,286         13,006         11,371
  Diluted                                        13,504       12,544         13,252         11,548

Net income (loss) per share
  Basic                                       $   (0.18)     $  0.20       $   0.25       $   0.57
  Diluted                                     $   (0.18)     $  0.20       $   0.25       $   0.56




See Note 1 for Pro Forma effect of change in Accounting Principle.

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
      Condensed Consolidated Statement of Stockholders' Equity (Unaudited)
                  For the Nine months ended September 30, 1998
                                 (In thousands)


                               Preferred Stock       Common Stock                       Distributions
                             ------------------   ------------------     Additional      in Excess of  Unrealized Loss
                             Shares   Par Value   Shares    Par Value  Paid in Capital    Net Income    on Investment      Total
                             -----------------------------------------------------------------------------------------------------
Balance December 31, 1997      3,680  $      4     12,698   $     13    $     226,140    $   (20,745)   $          --   $ 205,412

Proceeds from exercised
 stock options                                        300                       3,099                                       3,099

Stock issued for purchase
 of ownership interest in
 another entity                                        24                         621                                         621

Proceeds from sale of
 common stock                                         653          1           15,699                                      15,700

Repurchased and retired
 stock                                                (30)                       (753)                                       (753)

Unrealized loss on
 investment                                                                                                       (79)        (79)

Net income                                                                                     8,612                        8,612
Dividends on preferred
 stock                                                                                        (5,899)                      (5,899)
Dividends on common
 stock                                                                                       (15,022)                     (15,022)
Common stock dividends
 declared                                                                                     (5,697)                      (5,697)
                             ------- ----------  --------- ----------  ---------------  -------------  --------------- -----------
Balance September 30, 1998     3,680  $      4     13,645   $     14    $     244,806    $   (38,751)   $         (79)  $ 205,994
                             ======= ==========  ========= ==========  ===============  =============  =============== ===========


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)


                                                                     Nine months ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     1998           1997
                                                                 ------------   ------------
Cash flows from operating activities:
  Net income                                                      $    8,612     $    6,631
   Adjustments to reconcile net income to net
       cash from operating activities
            Depreciation and amortization                             11,121          5,984
            Non cash interest income                                     (31)            --
            Amortization of deferred financing costs                     415            245
            Amortization of discount on notes payable                     42             --
            Gain on sale of property                                    (709)          (450)
            Equity in loss of affiliates                                 112             --
            Minority interest in operating partnership                   300             --
            Loss on extinguishment of debt                               190             --
            Termination of management contract                         4,991             --
            Increase in restricted cash                               (1,414)            --
            Increase in rent and other receivables, net               (3,035)        (1,585)
            Increase in prepaid expenses                                (642)          (743)
            Reduction in net investment in direct
               financing leases                                        1,721          1,716
            Increase in accounts payable and
               accrued liabilities                                     3,114          2,044
            Increase in unearned contingent rent                       1,544             --
                                                                 ------------   ------------
                                                                      17,719          7,211
                                                                 ------------   ------------
                  Cash provided by operating activities               26,331         13,842

Cash flows used in investing activities:
            Proceeds from sale of property                             5,700          2,509
            Purchase of property                                    (119,577)      (116,870)
            Purchase of machines and equipment                        (3,055)          (833)
            Purchase deposits paid                                   (11,879)        (1,326)
            Purchase of marketable securities                           (849)            --
            Purchase of investments in partnerships                     (890)            --
            Increase in mortgage loan receivable                      (1,563)        (5,986)
            Increase in notes receivable                             (16,979)        (2,843)
                                                                 ------------   ------------
                  Cash used in investing activities                 (149,092)      (125,349)


                             continued on next page

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                                   (Unaudited)
                                 (In thousands)


                                                                     Nine months ended
                                                                        September 30,
                                                                 ---------------------------
                                                                     1998           1997
                                                                 ------------   ------------
Cash flows from financing activities:
            Loan origination costs and other intangibles              (1,601)          (914)
            Payments on capitalized lease obligations                    (79)          (140)
            Proceeds from line of credit                             217,786        100,989
            Payments on line of credit                              (199,986)       (40,902)
            Proceeds from notes payable                              110,576         40,000
            Proceeds from issuance of common stock                    18,799         25,775
            Repurchase and retirement of stock                          (753)            --
            Payments of preferred stock dividends                     (5,899)            --
            Cash distributions to stockholders/unit holders          (15,022)       (12,016)
            Distributions to minority interest                        (1,327)            --
                                                                 ------------   ------------
                  Cash flows provided by financing activities        122,494        112,792
                                                                 ------------   ------------
Increase (Decrease) in cash and cash equivalents                        (267)         1,285
Cash and cash equivalents at beginning of period                       1,104            381
                                                                 ------------   ------------
Cash and cash equivalents at end of period                        $      837     $    1,666
                                                                 ============   ============
Supplemental disclosure:
            Interest paid during the period                       $    8,768     $    6,112

Non-cash investing activities:
            Fair value of stock issued for ownership
                 interest in another entity                       $      621     $       --
            Fair value of stock/units issued for property         $       86     $   13,796
            Deferred gain on sale of property                     $       85     $      213
            Notes received on sale of property                    $      675     $      689
            Reduction in note receivable for
                 property acquired                                $   11,822     $       --
            Reduction in accounts receivable for
                 property acquired                                $      219     $       --
            Mortgage note assumed                                 $    1,075     $       --
            Unrealized loss on marketable securities              $       79     $       --

Non-cash financing activities:
            Dividends declared to stockholders                    $    5,697     $       --
            Distributions declared to minority interest           $      481     $       --



See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At September 30, 1998, the Company owns 92.3% of and controls the OP. As of September 30, 1998, the Company owned 747 restaurant and other properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the nine months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The accompanying condensed consolidated balance sheet as of September 30, 1998 and the other condensed consolidated financial statements for the three and nine months ended September 30, 1998, and 1997, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals, except for the management contract termination accrual) necessary for a fair presentation of the Company's condensed consolidated financial statements for the periods presented have been included therein.

The Company had 13,645,196 and 12,698,113 shares of Common Stock outstanding as of September 30, 1998 and December 31, 1997 respectively.

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provides guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rents"). Under EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis. Using the historical basis of accounting, net income before extraordinary item, net income and basic and diluted per share amounts would have been $340,000, $340,000, $(0.11) and $(0.11), respectively, for the three month period ended September 30, 1998 and $10,227,000, $10,037,000, $0.36 and $0.36, respectively for the nine month period ended September 30, 1998.

This pro forma information below was prepared based on management's estimate for the effects of EITF 98-9 since it is impracticable to calculate the amount on a retroactive basis precisely. Management of the Company believes that the estimate is not materially different from what actual results would have been under EITF 98-9. Following is pro forma information for the three months and nine months ended September 30, 1997 as if the EITF 98-9 were in effect as of January 1, 1997:


                                                                 Three months ended         Nine months ended
                                                                     September 30,              September 30,
                                                               -----------------------    -----------------------
(In thousands, except per share amounts)                          1998          1997         1998          1997
                                                               ----------    ---------    ----------    ---------
Income (loss) before extraordinary item as reported             $   (653)     $ 2,532      $  8,802      $ 6,631
Add: Adjustment for change in accounting policy on
     recognition of contingent lease rent                          1,655         (402)        2,214          177
                                                               ----------    ---------    ----------    ---------
Income before extraordinary item as adjusted                    $  1,002      $ 2,130      $ 11,016      $ 6,808
                                                               ==========    =========    ==========    =========
Net income as adjusted                                          $  1,002      $ 2,130      $ 10,826      $ 6,808
                                                               ==========    =========    ==========    =========
Net income available to common stockholders as adjusted         $   (774)     $ 2,080      $  5,499      $ 6,676
                                                               ==========    =========    ==========    =========
Income (loss) per share - Basic:
  Before extraordinary item, less dividends on
    Preferred Stock/General Partner's interest as reported      $  (0.18)     $  0.20      $   0.26      $  0.57
  Adjustment for effect of change in accounting policy              0.12        (0.03)         0.17         0.02
                                                               ----------    ---------    ----------    ---------
  Income before extraordinary item, less dividends on
    Preferred Stock/General Partner's interest as adjusted      $  (0.06)     $  0.17      $   0.43      $  0.59
                                                               ==========    =========    ==========    =========

  Net income available to common stockholders as reported       $  (0.18)     $  0.20      $   0.25      $  0.57
  Adjustment for effect of change in accounting policy              0.12        (0.03)         0.17         0.02
                                                               ----------    ---------    ----------    ---------
  Net income available to common stockholders as adjusted       $  (0.06)     $  0.17      $   0.42      $  0.59
                                                               ==========    =========    ==========    =========
Income (loss) per share - Diluted:
  Before extraordinary item, less dividends on
    Preferred Stock/General Partner's interest as reported      $  (0.18)     $  0.20      $   0.26      $  0.56
  Adjustment for effect of change in accounting policy              0.12        (0.03)         0.17         0.02
                                                               ----------    ---------    ----------    ---------
  Income before extraordinary item, less dividends on
    Preferred Stock/General Partner's interest as adjusted      $  (0.06)     $  0.17      $   0.43      $  0.58
                                                               ==========    =========    ==========    =========

  Net income available to common stockholders as reported       $  (0.18)     $  0.20      $   0.25      $  0.56
  Adjustment for effect of change in accounting policy              0.12        (0.03)         0.17         0.02
                                                               ----------    ---------    ----------    ---------
  Net income available to common stockholders as adjusted       $  (0.06)     $  0.17      $   0.42      $  0.58
                                                               ==========    =========    ==========    =========

During the nine months ended September 30, 1998, the Company purchased investments in marketable securities that are classified as available-for-sale securities. Unrealized holding gains and losses on these available-for-sale securities are excluded from operations and reported as a net amount in a separate component of stockholders' equity until realized.

2.   NET INCOME PER SHARE OF COMMON STOCK

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128; Earnings per share (SFAS No. 128). Earnings per share amounts presented for the three and nine months period ended September 30, 1997 have been restated to comply with the provisions of SFAS No. 128.

The following table reflects the calculation of basic and diluted earnings per share for the three and nine months period ended September 30, 1998 and 1997.


                                                              Three months ended              Nine months ended
                                                                 September 30,                   September 30,
                                                           ---------------------------     ---------------------------
 (In thousands, except per share amounts)                      1998            1997            1998            1997
                                                           ------------    -----------     -----------     -----------
      Net income (loss) before extraordinary item           $     (653)     $   2,532       $   8,802       $   6,631
         Loss on early extinguishment of debt                       --             --            (190)             --
                                                           ------------    -----------     -----------     -----------
      Net income (loss)                                           (653)         2,532           8,612           6,631
         Dividends on preferred stock/general
           partner interest                                     (1,776)           (50)         (5,327)           (132)
                                                           ------------    -----------     -----------     -----------
      Net income (loss) allocable to
         common shareholders                                $   (2,429)     $   2,482       $   3,285       $   6,499
                                                           ============    ===========     ===========     ===========
      Net income (loss) per share - Basic
         Before extraordinary item less preferred
           stock dividends/general partner interest         $    (0.18)     $    0.20       $    0.26       $    0.57
         Extraordinary loss on extinguishment of debt               --             --           (0.01)             --
                                                           ------------    -----------     -----------     -----------
      Net income (loss) allocable to
         common stockholders                                $    (0.18)     $    0.20       $    0.25       $    0.57
                                                           ============    ===========     ===========     ===========
      Net income (loss) per share - Diluted
         Before extraordinary item, less preferred
           stock dividends/general partner interest         $    (0.18)     $    0.20       $    0.26       $    0.56
         Extraordinary loss on extinguishment of debt               --             --           (0.01)             --
                                                           ------------    -----------     -----------     -----------
      Net income (loss) allocable to
         common stockholders                                $    (0.18)     $    0.20       $    0.25       $    0.56
                                                           ============    ===========     ===========     ===========
      Weighted average shares outstanding (a)
         Basic                                                  13,142         12,286          13,006          11,371
         Dilutive effect of outstanding options                    165            236             179             172
         Dilutive effect of guaranteed stock                         1             22              --               5
         Dilutive effect of contingent shares                      196             --              67              --
                                                           ------------    -----------     -----------     -----------
           Diluted                                              13,504         12,544          13,252          11,548
                                                           ============    ===========     ===========     ===========


         (a) Excludes 3,679,938 shares of convertible preferred stock, 804,338 shares of guaranteed stock and 1,151,630 OP units, all of which are not dilutive at September 30, 1998.

3.    COMPREHENSIVE INCOME

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," issued in June 1997. For interim periods, SFAS 130 requires disclosure of comprehensive income, which is composed of net income and other comprehensive income items. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from net income and reflected as a component of equity. Consolidated comprehensive income (loss) was $(732,000) and $8,533,000 for the three and nine month periods ended September 30, 1998, respectively, which includes unrealized holding losses on investments of $79,000. Consolidated comprehensive income was equal to consolidated net income for the three and nine month period ended September 30, 1997.

4.    PROPERTY ACQUISITIONS AND DISPOSITIONS

During the three months ended September 30, 1998, the Company completed the purchase of 72 restaurant, gas station and other properties for an aggregate purchase price of $47,573,000.

During the three months ended June 30, 1998, the Company completed the purchase of 49 restaurant, gas station and other properties for an aggregate purchase price of $38,374,000.

During the three months ended March 31, 1998, the Company completed the purchase of 44 restaurant properties for an aggregate purchase price of $44,160,000.

During the three months ended September 30, 1998, seven restaurant and other properties were sold for cash of $5,068,000, net of closing costs resulting in a gain of $252,000.

During the three months ended June 30, 1998, two restaurant properties were sold for cash of $632,000, net of closing costs resulting in a gain of $284,000. The Company received a note receivable of $675,000 which bears interest at 8.50% with interest and principal due monthly through July 2012 in connection with the sale of the other property. In accordance with Statement of Accounting Standards No. 66 "Accounting for Real Estate Sales" the Company recorded a deferred gain of $85,000 as a result of the sale. In addition, a previous deferred gain on sale of $173,000 was recognized since the receivable amount was collected.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On September 30, 1998, earnest money purchase deposits amounting to $12,400,000 were on deposit for the purchase of twenty-seven Texaco gas station properties, seven Popeye's, five Denny's, three Burger King's, two Arby's, one Kentucky Fried Chicken restaurant property and twenty-nine other restaurant and gas station properties. The Company believes it will either complete these acquisitions or have the deposits refunded.

5.   REVOLVING CREDIT FACILITIES

On January 17, 1998 the Company entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of September 30, 1998, the Company has approximately $68 million available under the new credit agreement. The Company may request advances under this credit agreement to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this credit agreement. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. As of September 30, 1998, the margin spread was 1.20%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement.

On January 17, 1998, the Company's previous secured revolving credit facility was terminated and the related unamortized costs were expensed and the outstanding balance thereunder of $63,782,000 was repaid with funds from the new unsecured credit agreement.

On August 15, 1997, a wholly owned subsidiary of the Company entered into a short term borrowing facility (the "Pacific Mutual Facility") of $30 million. This revolving credit facility was repaid in full during the nine month period ending September 30, 1998 and the borrowing facility was terminated.

6.   NOTES PAYABLE

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

The Company has in principle entered into an agreement subsequent to September 30, 1998 to issue $47,500,000 in senior notes payable in a private placement. The notes when issued will bear interest at the rate of 8.22% per annum. The net proceeds will be used to repay a portion of the revolving credit agreement and for general corporate purposes.

7.   RELATED PARTY TRANSACTIONS

Prior to October 15, 1997, QSV Properties, Inc, the Managing General Partner of USRP ("QSV") was responsible for managing the business and affairs of USRP. USRP paid QSV a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to USRP. The allowance for the three months and nine months ended September 30, 1997 was $722,000 and $1,695,000, respectively. The Company's accounts payable balance includes $121,000 for this allowance as of December 31, 1997. In addition QSV was paid a one-time acquisition fee equal to one percent of the purchase price for additional property purchases which amounted to $521,000 and $1,341,000 for the three months and nine months ended September 30, 1997, respectively. This contract was terminated in conjunction with the Company's conversion to a REIT on October 15, 1997 (See Note 8).

A note receivable of $394,000 and $261,000 is due from Arkansas Restaurants #10 L.P. ("ARLP") at September 30, 1998 and December 31, 1997, respectively. The note receivable is due on September 1, 1999, and has an interest rate of 9.0% per annum. At September 30, 1998 a note receivable of $40,000 is due from an owner of ARLP. This note is due on October 21, 1998 and has an interest rate of 6.0% per annum. At September 30, 1998 and December 31, 1997, tenant and other receivables from ARLP were $434,000 and $158,000, respectively. The managing general partner of ARLP is owned by an officer of the Company, who receives no compensation for this role.

As of September 30, 1998 and December 31, 1997, notes receivable of $1,070,000 were due from Southeast Fast Food Partners, L.P. ("SFF"). The notes receivable are due on July 1, 1999 and have an interest rate of 9.0% per annum. At September 30, 1998 and December 31, 1997 a note receivable of $136,000 is due from the owners of SFF. This note is due on July 1, 1999, and has an interest rate of 9.0% per annum. As of September 30, 1998 and December 31, 1997, tenant and other receivables from SFF were $525,000 and $362,000, respectively. The Managing General Partner of SFF is owned by an officer of the Company, who receives no compensation for this role.

During 1996, the Company agreed to make available to USRP Development Company a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties, which will be purchased by the Company upon completion of development. The line of credit is secured by certain development properties and bears interest at an annual rate of 9.0%. In April 1998, the line of credit was increased to $15,000,000 with interest only payments due on November 1, 1998, and on each anniversary thereof throughout the term of the note with all outstanding principal and accrued but unpaid interest due on October 31, 2001, when it matures. At September 30, 1998, the outstanding balance was $6,594,000.

As of April 29, 1998, two affiliates of the Company , U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships will engage in lending activities to owners and operators of quick service franchises and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner interests it owns) of 71.25% and 47.5%, respectively, in these two partnerships. As of September 30, 1998, the Company had other receivables from the two lending partnerships of $272,000 and a note receivable of $531,000 from the General Partner and Limited Partner.

8.   STOCKHOLDERS' EQUITY AND MINORITY INTEREST

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

The Company announced on August 5, 1998 that the Board of Directors authorized the Company to repurchase up to 500,000 shares of the Company's Common Stock and Convertible Preferred Stock. Any purchases made under the program will be made from time to time in open market or privately negotiated transactions. The repurchase program will continue until the Company acquires 500,000 shares, or until such time as the Board of Directors terminates the program. As of September 30, 1998, the Company has repurchased and retired 29,700 shares of common stock under this program.

MINORITY INTEREST

As reported in the Company's Annual Report on Form 10-K as of December 31, 1997, the management contract between QSV and USRP was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of the OP. The OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and the OP units held by QSV receive a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit held by QSV may be exchanged for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the Company by the year 2000. As of September 30, 1998, the Company has accrued approximately $4,991,000 representing 196,212 OP units based on earning targets that have been met. The 196,212 OP units have not been issued and will not participate in any income
(loss) or receive any distributions from the OP until such units are issued. In addition, the Company has issued 3,212 OP units for the purchase of property during the three months ended September 30, 1998.

Minority interest in the OP consists of the following (in thousands):


       Balance December 31, 1997                $      19,536
       Distributions paid and declared                 (1,808)
       Termination of management contract               4,991
       OP units issued for property                        86
       Income allocated to minority interest              300
                                               ---------------
       Balance at September 30, 1998            $      23,105
                                               ===============

SHELF REGISTRATION

On August 22, 1997, the Company filed a shelf registration statement for $150,000,000 registering shares of Common and Preferred Stock. During the nine months ended September 30, 1998, the Company sold 653,000 shares of Common Stock under this registration statement. In addition, the Company sold 706,063 shares of Common Stock under this registration statement subsequent to September 30, 1998. The amount of securities available for issuance under this shelf registration is approximately $25,025,000.

On October 30, 1998, the Company filed a shelf registration for $175,000,000 registering shares of Common and Preferred Stock. This registration statement has not been declared effective as of the date of this Form 10-Q.

9.   PRO FORMA (UNAUDITED)

The following pro forma information was prepared by adjusting the actual condensed consolidated results of operations of the Company for the nine month periods ended September 30, 1998 and 1997 for the effects of:

         a. the purchase of 165 properties on various dates from January 1, 1998 through September 30, 1998 for an aggregate purchase price of $130,107,000, the sale of nine restaurant properties for $6,493,000 and related financing transactions; and

         b. the purchase of 277 restaurant properties on various dates during 1997 for an aggregate purchase price of $182,396,000 including the value of 680,696 shares of Common Stock issued to sellers; the sale of eight restaurant properties for
                  $5,822,000; the Preferred Stock dividends required and the reduction of interest expense as a result of the Preferred Stock offering proceeds used to reduce the total debt outstanding by $87,622,000; the three-for-two stock split on October 30, 1997; and other related financing transactions, including the sale of 1,434,831 shares of Common Stock for $25,000,000.

These pro forma operating results are based on the historical basis of accounting and are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1997 and do not purport to represent the results of operations for future periods.

                                              Nine months ended September 30,
                                              ---------------------------------
(In thousands, except per share amounts)          1998               1997
                                              --------------   ----------------
Total Revenues                                 $    46,222      $      44,735
                                              ==============   ================
Net Income                                           9,040             11,698

Dividends on Preferred Stock                        (5,327)            (5,327)
                                              --------------   ----------------
Net income allocable to Common Shareholders    $     3,713      $       6,371
                                              ==============   ================
Weighted average shares outstanding
         Basic                                      13,615             13,271
         Diluted                                    13,824             13,586

Net income per share
         Basic                                       $0.27              $0.48
         Diluted                                     $0.27              $0.47

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

The Company derives its revenue from the leasing of its Properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance. A majority of the Company's leases provide for a base rent plus a percentage of the restaurant's sales in excess of a threshold amount. As a result, a portion of the Company's revenues is a function of the number of restaurants in operation and their level of sales. Sales at individual restaurants are influenced by local market conditions, by the efforts of specific restaurant operators, by marketing, by new product programs, support by the franchisor and by the general state of the economy.

On October 15, 1997 the Company changed its form of business from a master limited partnership to a REIT. U. S. Restaurant Properties, Inc. became the successor entity to U.S. Restaurant Properties Master L.P. The results of operations for the three and nine months ended September 30, 1998 are presented as the continuation of the operations of the predecessor entity.

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

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 1998 TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997.

The Company owned 322 properties prior to January 1, 1997. The Company acquired 277 properties and sold 8 properties from January 1, 1997 to December 31, 1997 and the Company acquired 165 properties and sold nine properties, from January 1, 1998 to September 30, 1998, the rentals of which are included in the periods presented from their respective dates of acquisition.

Revenues for the nine months ended September 30, 1998 totaled $41,922,000 up 70 % from the $24,596,000 recorded for the nine months ended September 30, 1997. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1997. Through September 30, 1998, approximately 9% (13% before the effect of EITF 98-9) of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 17% for the nine months ended September 30, 1997. The decrease is due in part to the deferred recognition of percent rent under the provisions of EITF 98-9, which was adopted in May 1998, and in part due to the diminishing impact restaurant sales have on total rental revenues. The Company's deferred percentage rent under the provisions of EITF 98-9 for the nine months ended September 30, 1998 amounted to approximately $1,544,000. Also included in revenues is interest income relating primarily to secured notes and mortgage receivable from tenants and related parties. Interest income was $2,012,000 for the nine months ended September 30, 1998 compared with $514,000 for the nine months ended September 30, 1997.

Rent expense for the nine months ended September 30, 1998 totaled $2,286,000 an increase of 22% when compared to the nine months ended September 30, 1998. Depreciation and amortization expenses in the nine months ended September 30, 1998 totaled $11,121,000; an increase of 86% when compared to the nine months ended September 30, 1997. The increase in rent expense and depreciation and amortization expenses directly relates to the property acquisitions.

Taxes, general and administrative expenses for the nine months ended September 30, 1998 totaled $3,351,000 an increase of 18% when compared to the nine months ended September 30, 1997. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest expense for the nine months ended September 30, 1998 totaled $11,668,000, an increase of 69%, when compared to the nine months ended September 30, 1997. The increase in interest expense directly relates to the additional debt associated with the acquisitions.

Gain on sale of property for the nine months ended September 30, 1998 totaled $709,000 an increase of 58% when compared to the nine months ended September 30, 1997. The increase in the gain directly relates to the sale of five additional properties when compared to property sales for the nine months ended September 30, 1997.

Termination of management contract for the nine months ended September 30, 1998 totaled $4,991,000. This represents the accrual for 196,212 OP units based on earning targets that have been met by QSV under the terms of the management contract termination agreement between QSV and USRP on October 15, 1997.

Equity in net loss of affiliates of $112,000 for the nine months ended September 30, 1998 related to the Company's equity share of net loss in the Anz Company, LLC, U.S. Restaurant Lending GP, Inc. and U.S. Restaurant Lending LP, Inc.

Minority interest in net income of the OP of $300,000 for the nine months ended September 30, 1998 related to OP units held by QSV and other OP unit holders.

Loss on debt extinguishment of $190,000 for the nine months ended September 30, 1998 related to the termination of the Company's previous line of credit.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 1998 TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997.

Revenues for the three months ended September 30, 1998 totaled $14,506,000 up 48% from the $9,775,000 recorded for the three months ended September 30, 1997. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1997. Also included in revenues is interest income relating primarily to secured notes and a mortgage receivable from tenants and related parties. Interest income was $684,000 for the three months ended September 30, 1998 compared with $237,000 for the three months ended September 30, 1997.

Rent expense for the three months ended September 30, 1998 totaled $818,000, an increase of 20% when compared to the three months ended September 30, 1997. Depreciation and amortization expenses in the three months ended September 30, 1998 totaled $4,061,000; an increase of 55% when compared to the three months ended September 30, 1997. The increase in rent expense and depreciation and amortization expenses directly relates to the property acquisitions.

Taxes, general and administrative expenses for the three months ended September 30, 1998 totaled $1,153,000 an increase of 16% when compared to the three months ended September 30, 1997. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest  expense  for  the  three  months  ended  September  30,  1998  totaled
$4,536,000, an increase of 48%, when compared to the three months ended September 30, 1997. The increase in interest expense directly relates to the additional debt associated with the acquisitions.

Gain on sale of property for the three months ended September 30, 1998 totaled $252,000 an increase of 38% when compared to the three months ended September 30, 1997. The increase in the gain directly relates to the sale of four additional properties when compared to property sales for the three months ended September 30, 1997.

Termination of management contract for the three months ended September 30, 1998 totaled $4,991,000. This represents the accrual for 196,212 OP units based on earning targets that have been met by QSV under the terms of the management contract termination agreement between QSV and USRP on October 15, 1997.

Equity in net loss of affiliates of $55,000 for the three months ended September 30, 1998 related to the Company's share of net loss in the Anz Company, LLC, U.S. Restaurant Lending GP, Inc. and U.S. Restaurant Lending LP, Inc.

Minority interest in net loss of the OP of $203,000 for the three months ended September 30, 1998 related to OP units held by QSV and other OP unit holders.

LIQUIDITY OF CAPITAL RESOURCES.

The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts of debt outstanding under the Company's credit agreements. Currently, the Company's primary source of funding for acquisitions is its existing revolving line of credit. The Company anticipates meeting its future long-term capital needs through the issuance of additional debt or equity, including the issuance of additional OP units, along with cash generated from internal operations. During the nine months ended September 30, 1998 the Company paid dividends of $1.155 per share, or an aggregate of $16,349,000 to common stockholders and minority interests. In addition, the Company paid dividends of $1.60 per share, or an aggregate $5,899,000 to preferred stockholders covering the period November 17, 1997 to September 15, 1998.

On January 17, 1998 the Company entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of September 30, 1998, the Company has approximately $68 million available under the new credit agreement. The Company may request advances under this credit agreement to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. This credit agreement provides that borrowings thereunder bear interest at LIBOR plus a margin spread which was
1.20 per annum at September 30.

On May 12, 1998 the Company issued $111 million of 7 year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of the revolving credit agreement and for general corporate purposes.

The Company has in principle entered into an agreement subsequent to September 30, 1998 to issue $47,500,000 in senior notes payable in a private placement. The notes when issued will bear interest at the rate of 8.22% per annum. The net proceeds will be used to repay a portion of the revolving credit agreement and for general corporate purposes.

Management believes that the existing debt facilities, along with the Company's ability to raise additional equity, including the issuance of OP units in exchange for properties, will provide the Company with sufficient liquidity to meet operating and growth requirements.

YEAR 2000 COMPLIANCE

The Company has recognized the need to ensure that its data processing systems and operations will not be adversely affected by the change to the calendar year 2000. The Company's information system consists of a dual server Windows NT network with Windows 95 workstations. All accounting systems are processed through Solomon IV, a nationally recognized provider of accounting software and has been represented to the Company by the vendor as Year 2000 compliant. All owned property information is maintained on an Access database which has been tested and is Year 2000 compliant. The Company currently processes its payroll through ADP a third party processor. ADP has represented that its processing system is Year 2000 compliant. The Company has additionally identified those vendors it believes could have an impact on its day-to-day operations and has developed a short questionnaire regarding the vendor's Year 2000 status. These questionnaires have been sent to the vendors, all of which have not yet replied. It is expected that the responses will be received or the vendors will be contacted by January 1, 1999 to determine their Year 2000 status.

The Company believes its information systems are fully compliant, however it will obtain verification of Year 2000 compliance through internal testing. More than 50 percent of the testing has been performed. All systems tested are Year 2000 compliant. Verification of the remaining systems will continue through the Company's internal operations. The cost of such verification is expected to be less than $25,000.

In the event that any of the Company's significant tenants, suppliers or third party processors do not successfully and timely achieve Year 2000 compliance, the Company's operations may be affected. The Company has not finalized a contingency plan if such condition were to occur. However, a formal contingency plan will be developed as any risks come to the Company's attention. The Company does not anticipate any material impact on its results from operations or its financial condition as a result of any Year 2000 compliance issues.

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

The following table sets forth, for the nine months ended September 30, 1998 and 1997, the calculation of FFO:


(in thousands)                                           Nine months ended
                                                           September 30,
                                                   ----------------------------
Funds From Operations                                 1998              1997
                                                   -----------     ------------

Net income allocable to common stockholders         $   3,285       $    6,499
    Direct financing lease payments                     1,721            1,716
    Capital lease principal payments                      (79)            (140)
    Depreciation and amortization                      11,065            5,984
    Gain on sale of property                             (709)            (450)
    REIT conversion costs                                  --              819
    Termination of management contract                  4,991               --
    Income allocable to minority interest                 300               --
    Income allocable to general partner                    --              132
    Distributions to general partner                       --              240
    Loss on early extinguishment of debt                  190               --
                                                   -----------     ------------
    EITF 98-9 adjusted Funds from operations (FFO)     20,764           14,320

    Effect of EITF 98-9                                 1,544               --
                                                   -----------     ------------
    FFO on a basis comparable with prior periods    $  22,308       $   14,320
                                                   ===========     ============
    Total shares applicable to FFO                     14,337           11,548
                                                   ===========     ============


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

                  None

Item 5.           Other Information

                  None

Item 6.           Exhibits and Reports on Form 8-K

                  a)   Exhibits

                      1)   Exhibit 27 - Financial data schedule

                  b)   Reports on Form 8-K

                      1) A report on Form 8-K dated June 24, 1998 was filed with the Securities and Exchange Commission on July 7, 1998 and amended on August 21, 1998, reporting financial information regarding the acquisition of property.

                      2) A report on Form 8-K dated August 7, 1998 was filed with the Securities and Exchange Commission on August 21, 1998, reporting the acquisition of property.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      U.S. RESTAURANT PROPERTIES, INC.




Dated:  November 12, 1998             By    /s/ Robert J. Stetson
                                        --------------------------------------
                                         Robert J. Stetson
                                         President and Chief Executive Officer




                                      By    /s/ Michael D. Warren
                                        --------------------------------------
                                         Michael D. Warren
                                         Director of Finance