Form 10-K405/A
period 1997-12-31
U S RESTAURANT PROPERTIES INC
filed 1998-12-18
CIK 1032462

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

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

                                  972-387-1487
              (Registrant's telephone number, including area code)


SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


Title of each class                                                   Name of each exchange on which registered
-------------------                                                   -----------------------------------------
Common Stock, par value $0.001 per share                                                New York Stock Exchange
$1.93 Series A Cumulative Convertible Preferred Stock                                   New York Stock Exchange


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---   ---

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

===============================================================================

                        U.S. RESTAURANT PROPERTIES, INC.


EXPLANATORY NOTE

U.S. Restaurant Properties, Inc., a Maryland corporation, hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1997 as filed in response to a revision request received from the Securities and Exchange Commission on November 30, 1998.



                                TABLE OF CONTENTS



                                                                                             Page
                                                                                             ----
                                                       PART I

Item 1.           Business................................................................      3
Item 2.           Properties..............................................................     13
Item 3.           Legal Proceedings.......................................................     15
Item 4.           Submission of Matters to a Vote of Security-Holders.....................     15


                                                      PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder
                  Matters.................................................................     16
Item 6.           Selected Financial Data.................................................     18
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations...............................................     19
Item 8.           Financial Statements and Supplementary Data.............................     23
Item 9.           Changes in and Disagreements with Accountants on Accounting
                  and Financial Disclosure................................................     23

                                                     PART III

Item 10.          Directors and Executive Officers of the Registrant......................     24
Item 11.          Executive Compensation..................................................     24
Item 12.          Security Ownership of Certain Beneficial Owners and Management..........     24
Item 13.          Certain Relationships and Related Transactions..........................     24

                                                      PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K........     25

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

HISTORY AND STRUCTURE OF THE COMPANY


         The Company's predecessor, U.S. Restaurant Properties Master LP (USRP), formerly Burger King Investors Master L.P. and U.S. Restaurant Properties Operating L.P., formerly Burger King Operating L.P., were formed in 1985 by Burger King Corporation (BKC) and QSV Properties, Inc. (QSV), both of which were at that time wholly-owned subsidiaries of The Pillsbury Company. QSV acted as the general partner of USRP and U.S. Restaurant Properties Operating L.P. Burger King Corporation was a special general partner of USRP until its withdrawal on November 30, 1994. USRP effected an initial public offering in 1986 and the proceeds therefrom were used to buy the Company's initial portfolio of 128 properties from Burger King Corporation. From 1986 through March 1995, the partnership agreement governing USRP limited the activities of the Company to managing the original portfolio of properties.


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

         Critical evaluation of prospective property acquisitions is an essential component of the Company's acquisition strategy. When evaluating acquisition opportunities, the Company assesses a full range of matters relating to the properties, including the quality of the tenant, the condition and capacity of building infrastructure, the remaining lease term and the strength of the brand affiliation. Additionally, the Company believes its access to capital will provide it with a competitive advantage over other potential property acquirors whose offers may be contingent upon obtaining the requisite financing. To achieve a predictable return while maintaining a low risk profile, the Company has developed the following acquisition criteria:

         o Invest in Major Restaurant Brands. The Company intends to continue to acquire properties operated by competent, financially-stable multi-unit restaurant operators, which properties are affiliated with major national brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R)and Schlotzsky's(R) and regional brands such as

                  Grandy's(R) and Taco Cabana(R). The Company believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreement. The Company's strategy will continue to focus primarily on the acquisition of existing chain restaurant properties that have a history of profitable operations with a remaining term on the current lease of at least five years. The Company believes that acquiring existing restaurant properties provides a higher risk-adjusted rate of return to the Company than acquiring newly-constructed restaurants.

         o Acquire Properties Subject to Long-Term Leases. The Company has historically acquired, and intends to continue to acquire, properties subject to existing long-term leases. The average remaining lease term for the Properties is over ten years. The Company believes that by having long-term leases in place it avoids the risks associated with trying to lease the property, including uncertainty as to lease rate and tenant continuity.

         o Consolidate Smaller Portfolios. While the Company generally focuses its acquisition efforts on the acquisition of single properties and smaller portfolios in the $1 million to $10 million range, the Company also pursues transactions involving portfolios of restaurant properties (generally having a portfolio acquisition price in excess of $10 million). These smaller portfolio transactions have historically resulted in a more attractive valuation for the Company because the size of such transactions generally does not attract competition from other large institutional property owners. Buyers for these smaller portfolios typically are not well capitalized and may be unable to compete for such transactions. Larger transactions involving multiple properties generally attract several institutional bidders, often resulting in a higher purchase price and lower investment returns to the purchaser. Since January 1, 1996, the Company has closed 89 transactions involving the acquisition of single properties with average acquisition prices of less than $1 million and with an average acquisition capitalization rate of between 11% and 14%. No assurance can be given, however, that future acquisitions will achieve such capitalization rates. In certain circumstances, however, the Company has identified, evaluated and pursued portfolios valued at up to $50 million that present attractive risk/return ratios.

         o Selectively Develop Co-Branded Service Centers. The Company has begun to develop co-branded service centers, which combine a fast food restaurant with a branded convenience store and filling station on one prime retail site. The Company's general approach is to place under contract or option a prime commercial parcel, obtain lease commitments from restaurant and gas station/convenience store operators, and then supervise the construction of the facility. In 1997, the Company opened four co-branded service centers. In addition, the Company currently has nine co-branded service center developments under construction which are expected to be completed during 1998. The Company believes that its development program may provide investment yields in the range of 11% to 15%. No assurance can be given, however, that future development will achieve such investment yields. The Company expects to invest approximately $20 million to $24 million, which is approximately 10% to 12% of its total annual investment activity, in co-branded service center development over the next 12 months.

         o Selectively Acquire Filling Station Properties. As an extension of its co-branded development efforts, the Company seeks to acquire filling station properties which may, in some instances, have restaurant operations on the property as well. Management believes that filling station properties possess many of the favorable characteristics that chain restaurant properties exhibit. Management will pursue similar strategies and underwriting standards in acquiring filling stations as those employed for chain restaurants. Management is also exploring acquiring selectively other service retailing neighbors of restaurants, such as cinemas.

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

Operating Strategy. Management has endeavored to achieve a consistent return by employing the strategies described above while at the same time minimizing loss risk. The significant risk in the chain restaurant property business falls into two categories: (i) default losses and/or (ii) non-renewal of leases with accompanying declines in rent. The Company has collected in the last three years, more than 99% of all rent due and, in the last 12 months, the average remaining lease term on the Properties has increased from seven years to more than ten years. These achievements are the result of the following operating strategies which are designed to enhance the predictability and sustainability of the Company's cash flow:

         o Rent Payment Protection. The Company protects against loss of rent payment by employing strict underwriting standards, such as rent coverage ratio analysis, and including terms and conditions in its leases which discourage non-payment, such as master leases covering multi-unit operations, cross default provisions on other properties, non-access to restaurant equipment and letter of credit and/or personal guaranty requirements.

         o Lease Renewal. The Company believes that the location of a restaurant is a critical factor in a restaurant's success and that, as a result, its tenants, in most cases, would experience a loss in the profitability of a store and incur difficulty and cost in moving the store in the event of non-renewal of the lease and, as a result, believes renewal of the lease, on terms equal to or better than the existing terms, is more likely to occur than the tenant vacating the space. In addition, the Company has implemented an early lease renewal program pursuant to which the Company offers remodeling financing to tenants in consideration for renewing and restructuring existing leases. The Company believes this program will help mitigate the risk of non-renewals of leases and will enable the Company, where needed, to restructure the leases to require the tenant to be responsible for all costs associated with operating the property. The Company aggressively pursues lease renewals to take advantage of this need by tenants for stability and continuity. Since August 1995, the Company has renewed 50 leases.

         o Diversification. The Company believes its income stream is further protected through the diversification of the Properties by location, brand affiliation and the large number of operators leasing the Properties. The 591 Properties are diversified geographically in 46 states, with no state, except Texas (28%), accounting for a concentration of greater than 6% of the Properties. The Company believes the geographic diversity provides the Company with protection from downturns in local and regional economies. Since May 1994, the Company has significantly expanded the number of its brand affiliations. Of the 477 Properties acquired since May 1994, only 94 are Burger King(R) restaurants and the balance are affiliated with other national and regional chain restaurants, such as Arby's(R), Hardee's(R), Pizza Hut(R), Dairy Queen(R), Grandy's(R) and Chili's(R). Additionally, the Company has no tenant that accounts for greater than 14% of the Company's gross revenues. As a result, the Company is not materially dependent on any one operator or any small group of operators.

         o Asset Management. The Company analyzes each restaurant property within its portfolio to identify opportunities to improve its return. Such opportunities may include purchasing property adjacent to the current property, working with existing tenants to improve the sales and performance of their stores and in some cases providing remodeling financing toward that end.

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

                              LEASE EXPIRATION SCHEDULE (1)
                              -----------------------------

                                                             NUMBER            PERCENT
                                                            OF LEASES            OF
                   YEAR                                     EXPIRING            TOTAL
                   ----                                   --------------     ------------

                   1998 to 2000........................         72              12.2%
                   2001 to 2003........................        107              18.1%
                   2004 to 2006........................         57               9.6%
                   2007 to 2009........................         32               5.4%
                   2010 to 2012........................         26               4.4%
                   2013 to 2015........................         39               6.6%
                   2016 to 2018........................        234              39.6%
                   2019 to 2021........................         17               2.9%
                   2022 to 2024........................          3               0.5%
                   Unleased............................          4               0.7%

                                                              ====             =====
                   Total...............................        591             100.0%
                                                              ====             =====


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

         The following table sets forth certain state-by-state information regarding the Properties owned by the Company as of December 31, 1997.


                               BURGER  DAIRY             PIZZA
                        TOTAL   KING   QUEEN  HARDEE'S    HUT     SCHLOTZSKY'S  CHILI'S  ARBY'S   OTHER
                        -----   ----   -----  --------  --------  ------------  -------  ------   -----
Alabama ..........        5      3               1          1
Arkansas .........        9      7                                                  1                 1
Arizona ..........       15     13                          1           1
California .......       15     13                                                                    2
Colorado .........        9      4                                      3                             2
Connecticut ......        3      3
Delaware .........        1                                                                           1
Florida ..........       34      7               1                                          10       16
Georgia ..........       34      8              23          1                                         2
Iowa .............        8      2                                                                    6
Idaho ............        1                                                         1
Illinois .........       11      1               1          2                                         7
Indiana ..........       13      4                          2                                         7
Kansas ...........        2      2
Kentucky .........        4      3                                      1
Louisiana ........        8                                 2                                         6
Massachusetts ....        5      4                                                                    1
Maryland .........        4      3                          1
Maine ............        4      4
Michigan .........       30      4                                      1                   24        1
Minnesota ........       20      2                          2                                        16
Missouri .........        8      3               1                                                    4
Mississippi ......        2      2
Montana ..........        1      1
North Carolina ...       21     12                                      5                             4
North Dakota .....        2                                                                           2
Nebraska .........        2      1                                                  1
New Jersey .......        6      6
New Mexico .......        7      2                                      1           1                 3
Nevada ...........        1      1
New York .........       35     18                          4                                        13
Ohio .............        9      9
Oklahoma .........       20      3                          1                                        16
Oregon ...........        6      6
Pennsylvania .....       19     13                          1                                5
South Carolina ...       13      9               2                      1                             1
South Dakota .....        1                                                                           1
Tennessee ........       15      8                          2           2                             3
Texas ............      164     12      41                  2           7           2       38       62
Utah .............        1                                                         1
Virginia .........        2                                 1                                1
Vermont ..........        1      1
Washington .......        7      7
Wisconsin ........        9      6                                                                    3
West Virginia ....        3      2                          1
Wyoming ..........        1                                                         1
                        ===    ===      ==      ==         ==          ==          ==       ==      ===
Total ............      591    209      41      29         22          24           8       78      180
                        ===    ===      ==      ==         ==          ==          ==       ==      ===

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

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "USV". Quarterly distributions are declared for payment early in the next calendar quarter. The high and low sales prices of the shares and the distributions paid during each calendar quarter of 1996 and 1997, and through February 28, 1998 are set forth below (market prices and distributions per share have been adjusted to reflect the impact of the three-for-two stock split effected on October 3, 1997):


                                         MARKET PRICE                   DIVIDENDS AND
                              HIGH           LOW            CLOSE       DISTRIBUTIONS
                           ----------     ----------      ----------    -------------
       1996

First Quarter              $  15.5833     $  13.0000      $  15.5833      $  0.2933
Second Quarter                16.6667        14.4167         15.3333         0.3133
Third Quarter                 17.0833        14.3333         16.5000         0.3200
Fourth Quarter                18.8333        15.0833         18.5000         0.3233
                                                                          ---------
                                                                          $  1.2499

       1997

First Quarter              $  20.5833     $  17.8333      $  18.0000      $  0.3333
Second Quarter                19.7917        17.6667         19.6667         0.3433
Third Quarter                 23.4167        19.6667         22.9583         0.3500
Fourth Quarter                25.6667        21.6250         23.9375         0.3575
                                                                          ---------
                                                                          $  1.3841

       1998

First Quarter              $  26.4375     $  23.8750      $  26.1250      $  0.3700
(Through February 28)



As of February 28, 1998, the Common Stock was held by 1,817 stockholders of record.


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

         Cash Flow Distributions. Net cash flow from operations of the Company that was distributed was allocated 98.2 percent to the Unitholders and 1.98 percent to the Managing General Partner until the Unitholders received a simple (non-cumulative) annual return for such year equal to 12 percent of the Unrecovered Capital Per Partnership Unit (i.e., $20.00. (the original offering price in 1986) reduced by any prior distributions of net proceeds of capital transactions); then any distributed cash flow for such year was allocated 75.25 percent to the Unitholders and 24.75 percent to the Managing General Partner until the Unitholders received a total simple (non-cumulative) annual return for such year equal to 17.5 percent of the Unrecovered Capital per Partnership Unit; and then any excess distributed cash flow for such year was allocated 60.4 percent to the Unitholders and 39.6 percent to the Managing General Partner.

         Distributions of Proceeds from Capital Transactions. Net proceeds from financing and sales or other dispositions of the Properties (interim and liquidating) were allocated 98.2 percent to the Unitholders and 1.98 percent to the Managing General Partner until the Unitholders received an amount equal to the Unrecovered Capital Per Partnership Unit (initially $20.00 per Unit) plus a cumulative, simple return equal to 12 percent of the balance of their Unrecovered Capital Per Partnership Unit outstanding from time to time (to the extent not previously received from distributions of prior capital transactions); then such proceeds were allocated 75.25 percent to the Unitholders and 24.75 percent to the Managing General Partner until the Unitholders received a total cumulative, simple return equal to 17.5 percent of the Unrecovered Capital Per Partnership Unit; and then such proceeds were allocated 60.4 percent to the Unitholders and 39.6 percent to the Managing General Partner.

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


                                                                          YEARS ENDED DECEMBER 31,
                                                     ------------------------------------------------------------------
                                                          in thousands, (except per unit/share and property data)
                                                        1993          1994          1995          1996          1997
                                                     ----------    ----------    ----------    ----------    ----------
STATEMENT OF INCOME:
Revenues
     Rental income                                   $    5,666    $    6,340    $    7,540    $   16,346    $   32,925
     Interest Income                                         65            94            70           194         1,091
     Amortization  of unearned income on                  2,666         2,453         2,240         1,978         1,568
           direct financing leases
                                                     ----------    ----------    ----------    ----------    ----------
Total Revenues                                       $    8,397    $    8,887    $    9,850    $   18,518    $   35,584

Expenses:
     Rent ........................................        1,295         1,348         1,405         2,080         2,488
     Depreciation and amortization ...............        1,383         1,361         1,541         3,978         9,415
     Taxes, general and administrative ...........        1,008         1,144         1,419         2,461         3,590
     Interest expense (2) ........................          109            90           262         2,558        10,011
     Provision for write down or
          disposition of properties ..............           74            11            --            --            --
     REIT Conversion Costs .......................           --            --            --            --           920
     Termination of management contracts .........           --            --            --            --        19,220
                                                     ----------    ----------    ----------    ----------    ----------
Total expenses ...................................   $    3,869    $    3,954    $    4,627    $   11,077    $   45,644

Income (loss) before gain on sale of property and
  minority interest in operating partnership......           --            --         5,223         7,441       (10,060)
Gain on sale of property..........................           --            --            --            32           869
                                                     ----------    ----------    ----------    ----------    ----------
Income (loss) before minority interest in
  operating partnership...........................           --            --         5,223         7,473        (9,191)
Minority interest in operating partnership .......           --            --            --            --          (202)
                                                     ==========    ==========    ==========    ==========    ==========
Net income (loss) ................................   $    4,528    $    4,933    $    5,223    $    7,473    $   (9,393)
                                                     ==========    ==========    ==========    ==========    ==========
Net income (loss) allocable to
     Unitholders/Shareholders (1) ................   $    4,437    $    4,834    $    5,119    $    7,325    $  (10,261)
Weighted average units/shares outstanding (3):
     Basic .......................................        6,953         6,953         6,957         8,984        11,693
     Diluted .....................................        6,953         6,953         7,015         9,190        11,693
Earnings per unit/share (3):
     Basic .......................................   $     0.64    $     0.70    $     0.74    $     0.82    $    (0.88)
     Diluted .....................................   $     0.64    $     0.70    $     0.73    $     0.80    $    (0.88)
Dividends/distributions per unit/share (3) .......   $     0.99    $     1.07    $     1.14    $     1.25    $     1.38

BALANCE SHEET  DATA:
Total assets .....................................   $   65,322    $   62,889    $   71,483    $  177,418    $  359,149
Line of credit and long term debt ................           --            --        10,931        69,486       129,196
Capitalized lease obligations ....................          966           775           563           362           170
General partners' capital ........................        1,357         1,308         1,241         1,163           N/A
Limited partners' capital ........................       62,757        60,361        58,071       103,120           N/A
Stockholders' equity and minority interest .......          N/A           N/A           N/A           N/A       204,544

OTHER DATA:
Funds From Operations (4) ........................   $    7,119    $    7,638    $    8,314    $   13,111    $   20,744
Cash distributions declared per Unit/Share
     applicable to  respective  period (1) .......   $     0.99    $     1.07    $     1.14    $     1.25    $     1.38
Cash  flow from  operating  activities............   $    7,475    $    6,990    $    9,288    $   13,852    $   19,334
Cash  flow from  (used  in)
     investing activities ........................   $    1,130    $       --    $  (12,039)   $ (100,978)   $ (174,017)
Cash  flow from  (used  in)
     financing activities ........................   $   (8,302)   $   (7,569)   $    2,077    $   87,500    $  155,406
Number of properties .............................          123           123           139           322           591


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

(4) The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity

     REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), excluding the effects of direct financing leases, minority interest, unusual charges and gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization. The Company believes FFO enhances and is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.


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


         A non-cash accounting charge relating to the termination of the management contract was recorded on October 15, 1997. The management contract termination cost was computed as the fair market value of the OP units issued upon conversion from a Master Limited Partnership to a REIT less QSV's existing investment basis in USRP. The fair market value of the OP units ($19.00 based on the market value of a share of Common Stock at that time) was determined by the average unit price for the five trading days before and after the announcement of the conversion. This accounting charge increased expenses by $19,220,000 and was the direct cause of the net loss incurred by the Company for the twelve months ended December 31, 1997.


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

LIQUIDITY AND CAPITAL RESOURCES.



         The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts outstanding under the Company's credit agreements. The Company plans to acquire approximately $200 million in new property acquisitions a year with approximately $20 million representing development properties. As of December 31, 1997, the Company has non-binding contracts for acquisitions of approximately $41 million. In addition, the Company expects to spend approximately $1 million a year to renovate and remodel currently owned properties. The Company anticipates meeting its future long-term capital needs through the use of its existing revolving line of credit and the issuance of additional debt or equity, including the issuance of additional OP units, along with cash generated from internal operations. During 1997 the Company paid dividends (distributions prior to October 15) of $1.3841 per share, or an aggregate of $16,970,944 to common stockholders and minority interests.

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

FUNDS FROM OPERATIONS (FFO)

         The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), excluding the effects of direct financing leases, minority interest, unusual charges and gains (or losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization. The Company believes FFO enhances and is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

         The following table sets forth, for the years ended December 31, the calculation of FFO:


(AMOUNTS IN THOUSANDS)                             1995          1996          1997

Net income (loss) allocable to
     Common stock/unit holders                  $    5,119    $    7,325    $  (10,261)

Direct financing lease payments                      1,866         2,041         2,286
Capital lease principal payments                      (212)         (201)         (169)
Depreciation and amortization                        1,541         3,978         9,415
Income allocable to minority interest                   --            --           202
Gain on sale of property                                --            32          (869)
REIT Conversion costs                                   --            --           920
Termination of management contract (a)                  --            --        19,220

                                                ----------    ----------    ----------
Funds from operations (FFO)                     $    8,314    $   13,111    $   20,744
                                                ==========    ==========    ==========

Total shares/units applicable to FFO                 7,015         9,190        12,179
                                                ==========    ==========    ==========


(a) The charge for the management contract is an unusual non-cash charge against earnings. The Company has no other management contracts and the termination of this contract is a one time event and does not relate to the ongoing business activity of the Company. Since FFO is intended as a supplementary measure of operating performance, this charge has been added back to net income in arriving at FFO.



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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 1.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.



         On October 15, 1997, the Company effected the conversion of U.S. Restaurant Properties Master L.P. ("USRP") from a master limited partnership to a self-administered and self-managed REIT (the "Conversion"). The Conversion was effected through the merger of USRP Acquisition, L.P., an indirectly wholly-owned Delaware limited partnership subsidiary of the Company, with and into USRP (the "Merger"). As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest of USRP (the "Units") became stockholders of the Company. On October 16, 1997, the Common Stock, in replacement of the Units, commenced trading on the NYSE under the symbol "USV."

         The Company operates as a holding company with the business and operations of the Company being conducted through U.S. Restaurant Properties Operating L.P., a Delaware limited partnership (the "Operating Partnership"). The Company undertook the Conversion to facilitate access to lower cost debt financing and to the capital markets, provide greater flexibility for acquisitions and to reduce administrative burdens associated with operating as a partnership.

         In connection with the Conversion, QSV withdrew as general partner of each of USRP and the Operating Partnership effective as of October 15, 1997, and USRP Managing was substituted as general partner of each of USRP and the Operating Partnership. In conjunction with such withdrawal, QSV (i) converted its interests in (a) its allocable share of income, profits, losses and distributions of the Operating Partnership as general partner thereof and (b) fees and disbursements for the acquisition and management of the Operating Partnership's properties (together, the "Operating Partnership General Partner Interest") payable to it pursuant to the terms of the partnership agreement of the Operating Partnership and (ii) converted its general partner interest in USRP (the "USRP Interest") (together with the conversion of its interests in the Operating Partnership described above, the "Termination") for 1,148,418 units of beneficial interest of the Operating Partnership ("OP Units") and 126,582 shares of Common Stock, respectively, and as a result of such conversion will be eligible to receive additional consideration in the year 2000 (together, the "Acquisition Price").

         The Acquisition Price consists of two components: (i) the initial share consideration (the "Initial Share Consideration") and (ii) the contingent share consideration (the "Contingent Share Consideration"). The Initial Share Consideration was paid in the form of 1,148,418 OP Units in exchange for the Operating Partnership General Partner Interest and 126,582 shares of Common Stock (1% of all shares of Common Stock outstanding immediately following the Merger) issued by the Company at the effective time of the Merger in exchange for the USRP Interest. The Contingent Share Consideration is equal to the value of up to 825,000 shares of Common Stock (subject to adjustment in the event of certain dilutive events), and shall consist of OP Units (the "Contingent Shares"). The exact number of Contingent Shares to be issued will be determined by dividing the amount by which MGP Net Income exceeds $3,612,500 by $2.83. MGP Net Income is defined as the fees and distributions in excess of $3,612,500 which would otherwise have been payable to QSV for fiscal year ended December 31, 2000 pursuant to the Operating Partnership General Partner Interest and the USRP Interest less $775,000. QSV will not receive any distributions with respect to the Contingent Shares, or otherwise have any rights with respect thereto, until they are issued. The Contingent Shares shall be issued by the Operating Partnership as soon as practicable following the end of the year 2000, but in no event later than March 31, 2001. The Company anticipates that all of the Contingent Shares will be issued.

         The Acquisition Price was determined through negotiations between management of QSV, the then managing general partner of U.S.R.P., the Company's predecessor, and a special committee (the "Special Committee") of the board of directors of the managing general partner, consisting solely of directors who were neither officers nor stockholders of QSV. The structure of the Acquisition Price was adopted as a result of the Special Committee's desire to protect the stockholders of the Company from being diluted by the issuance of the share consideration. This structure also enabled the Special Committee to establish a price to be paid for the management contract which was to be terminated and QSV's interest in U.S.R.P. The Special Committee was appointed to address any potential conflicts of interest.

         The Special Committee engaged Morgan Keegan & Company, Inc. ("Morgan Keegan"), an investment banking firm that regularly renders valuations of businesses and securities in connection with business combinations, as its financial advisor. The Special Committee and management of QSV conducted negotiations, with Morgan Keegan's input, from December 30, 1996 to February 5, 1997, when the Special Committee determined to accept the Acquisition Price. The Special Committee based its determination on the following factors:

         1. The Morgan Keegan fairness opinion received at the February 5, 1997 meeting of the Special Committee.

         2. The structure of the Acquisition Price, as QSV would receive all or a portion of the contingent shares if and only if the MGP Net Income for the year ending December 31, 2000 reaches or exceeds certain levels. As a result, the contingent share portion of the Acquisition Price provided for a mechanism for the consideration to be paid by the Company to correlate to the obligations of which the Company was being relieved.

         3. The maximum number of contingent shares that could be issued is capped.


In addition, as of March 15, 1998 QSV holds options (the "Options") to purchase 110,000 shares of Common Stock pursuant to an Option Agreement, dated March 24, 1995, by and between USRP and QSV, which Options were assumed by the Company pursuant to the Merger. All of the Options are fully vested and exercisable. The Options are exercisable at an exercise price of $10.33 per share. The Options are not transferable except by operation of law pursuant to a consolidation, merger, recapitalization or reorganization of QSV.


Robert J. Stetson owns a 30% interest in QSV and is the Chief Executive Officer, President and Director of the Company. Fred H. Margolin owns a 30% interest in QSV and is the Chairman of the Board of Directors, Secretary and a Director of the Company, David K. Rolph and Darrel L. Rolph, each own a 20% interest in QSV and are Directors of the Company.

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

                                            U.S. Restaurant Properties, Inc.


                                            By:  /s/ Robert J. Stetson
                                               --------------------------------
                                                    Robert J. Stetson
                                                 Chief Executive Officer and
                                                    President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S Restaurant Properties, Inc. and in the capacities and on the dates indicated.



         SIGNATURES                                         TITLE                           DATE


/s/ Robert J. Stetson                                Chief Executive Officer,           December 18, 1998
---------------------
Robert J. Stetson                                    President and Director
                                                     (Principal Executive Officer)


/s/ Fred H. Margolin                                 Chairman of the Board of           December 18, 1998
 -------------------
Fred H. Margolin                                     Directors, Secretary and
                                                     Director


/s/ Michael D. Warren                                Director of Finance                December 18, 1998
----------------------                               (Principal Accounting Officer)
Michael D. Warren


/s/ Gerald H. Graham                                 Director                           December 18, 1998
--------------------
Gerald H. Graham


/s/ David K. Rolph                                   Director                           December 18, 1998
------------------
David K. Rolph


/s/ Darrel L. Rolph                                  Director                           December 18, 1998
-------------------
Darrel L. Rolph


/s/ Eugene G. Taper                                  Director                           December 18, 1998
-------------------
Eugene G. Taper

                          INDEX TO FINANCIAL STATEMENTS

U.S. RESTAURANT PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
   Independent Auditors' Report...................................................................... F-2
   Consolidated Balance Sheets as of December 31, 1997 and 1996...................................... F-3
   Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995............ F-5
   Consolidated Statement of Stockholders' Equity and Partners' Capital for the years ended December 31, 1997, 1996 and 1995.......................................................... F-6
   Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995........ F-7
   Notes to Consolidated Financial Statements........................................................ F-9

The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

   Schedule III - Real Estate and Accumulated Depreciation........................................... S-1

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




DELOITTE & TOUCHE LLP


Dallas, Texas
March 19, 1998

                        U.S. RESTAURANT PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                        DECEMBER 31,
                                                               ----------------------------
                                                                   1997            1996
                                                               ------------    ------------
                                  ASSETS
Property, net
       Land                                                    $    109,515    $     61,340
       Building and leasehold improvements                          211,200          80,528
       Machinery and equipment                                        4,813           3,244
                                                               ------------    ------------
                                                                    325,528         145,112
       Less:  Accumulated depreciation                              (13,438)         (5,453)
                                                               ------------    ------------
                                                                    312,090         139,659

Cash and cash equivalents                                             1,104             381
Rent and other receivables, net
       (includes $523 and $188 from related parties)                  4,791           2,653
Prepaid expenses and purchase deposits                                1,967           1,311
Notes receivable
       (includes $5,406 and $2,738 from related parties)              8,518           4,046
Mortgage loan receivable                                              5,947              --
Net investment in direct financing leases                            13,764          17,105
Intangibles and other assets, net                                    10,968          12,263
                                                               ============    ============
                              TOTAL ASSETS                     $    359,149    $    177,418
                                                               ============    ============


                             continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997            1996
                                                                                     ------------    ------------
            LIABILITIES, STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
Accounts payable and accrued liabilities
       (includes $121 and $416 due to related parties)                               $      4,193    $      2,697
Deferred gain on sale of property                                                             642             590
Lines of credit                                                                            89,196          69,486
Notes payable                                                                              40,000              --
Capitalized lease obligations                                                                 170             362
                                                                                     ------------    ------------
                              TOTAL LIABILITIES                                           134,201          73,135

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

MINORITY INTEREST IN OPERATING PARTNERSHIP                                                 19,536              --

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value per share;
    50,000 shares authorized,
    Series A - 3,680 shares issued and outstanding as of December 31, 1997 and no shares issued as of December 31, 1996 (aggregate liquidation
    value of $92,000)                                                                           4              --
Common stock, $.001 par value per share;
    100,000 shares authorized, 12,698 shares issued and outstanding
    as of December 31, 1997 and no shares issued as of December 31, 1996                       13              --
Additional paid in capital                                                                226,140              --
Excess stock, $.001 par value per share,
       15,000 shares authorized, no shares issued                                              --              --
Distributions in excess of net income                                                     (20,745)             --

PARTNERS' CAPITAL

General Partners' capital                                                                      --           1,163
Limited partners' capital                                                                      --         103,120
                                                                                     ------------    ------------
                                    TOTAL STOCKHOLDERS' EQUITY AND
                                        PARTNERS' CAPITAL                                 205,412         104,283
                                                                                     ------------    ------------
                                    TOTAL LIABILITIES, STOCKHOLDERS'
                                        EQUITY AND PARTNERS' CAPITAL                 $    359,149    $    177,418
                                                                                     ============    ============

See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                  (IN THOUSANDS, EXCEPT PER SHARE OR UNIT DATA)



                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------

                                                               1997         1996          1995
                                                           ----------    ----------    ----------
REVENUES
       Rental income                                       $   32,925    $   16,346    $    7,540
       Interest income                                          1,091           194            70
       Amortization of unearned income on
         direct financing leases                                1,568         1,978         2,240
                                                           ----------    ----------    ----------
                                    TOTAL REVENUES             35,584        18,518         9,850

EXPENSES
       Rent                                                     2,488         2,080         1,405
       Depreciation and amortization                            9,415         3,978         1,541
       Taxes, general and administrative                        3,590         2,299         1,419
       Interest expense                                        10,011         2,720           262
       REIT Conversion costs                                      920            --            --
       Termination of management contract                      19,220            --            --
                                                           ----------    ----------    ----------
                                    TOTAL EXPENSES             45,644        11,077         4,627

                                                           ----------    ----------    ----------
INCOME (LOSS) BEFORE GAIN ON SALE OF
PROPERTY AND MINORITY INTEREST IN OPERATING
   PARTNERSHIP                                                (10,060)        7,441         5,223
Gain on sale of property                                          869            32            --
                                                           ----------    ----------    ----------
INCOME (LOSS) BEFORE MINORITY INTEREST
   IN OPERATING PARTNERSHIP                                    (9,191)        7,473         5,223
Minority interest in operating partnership                       (202)           --            --
                                                           ----------    ----------    ----------

NET INCOME (LOSS)                                              (9,393)        7,473         5,223

Dividends on Preferred Stock/General Partner interest            (868)         (148)         (104)
                                                           ----------    ----------    ----------

Net income (loss) allocable to
       Common stockholders/unit holders                    $  (10,261)   $    7,325    $    5,119
                                                           ==========    ==========    ==========

Weighted average shares/units outstanding
       Basic                                                   11,693         8,984         6,957
       Diluted                                                 11,693         9,190         7,015
Net income (loss) per share/unit
       Basic                                               $    (0.88)   $     0.82    $     0.74
       Diluted                                             $    (0.88)   $     0.80    $     0.73


See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                FOR YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                 (IN THOUSANDS)

                                                                                PREFERRED STOCK            COMMON STOCK
                                                GENERAL       LIMITED      -------------------------------------------------
                                    UNITS       PARTNERS      PARTNERS       SHARES       PAR VALUE     SHARES     PAR VALUE
                                 ----------    ----------    ----------    ----------    ----------   ----------   ----------
Balance January 1, 1995               6,953    $    1,308    $   60,361            --    $       --           --   $       --

Special general partner
  interest transfer                                   (13)           (3)
Net Income                                            104         5,119
Purchase of partnership units           (45)           --          (547)
Units issued for property                81            --           985
Cash distributions                                   (158)       (7,844)
                                 ----------    ----------    ----------    ----------    ----------   ----------   ----------
Balance December 31, 1995             6,989         1,241        58,071            --            --           --           --
                                 ----------    ----------    ----------    ----------    ----------   ----------   ----------

Net income                                            148         7,325
Units issued for property               577            --         7,912
Proceeds from units issued
  in public offering                  2,700            --        40,203
Proceeds from exercised
  unit options                           75            --           775
Cash distributions                                   (226)      (11,166)
                                 ----------    ----------    ----------    ----------    ----------   ----------   ----------
Balance December 31, 1996            10,341         1,163       103,120            --            --           --           --
                                 ----------    ----------    ----------    ----------    ----------   ----------   ----------

Net income for the period
  January 1 through
  October 15, 1997                                    135         6,678
Units issued for property               681            --        13,796
Proceeds from units issued
  in private placements               1,435            --        25,000
Proceeds from exercised
  unit options                           75            --           775
Cash distributions                                   (240)      (11,776)
                                 ----------    ----------    ----------    ----------    ----------   ----------   ----------
Balance before REIT                  12,532         1,058       137,593            --            --           --           --
conversion

Conversion to REIT                  (12,532)       (1,058)     (137,593)                                  12,658           13
Sale of preferred stock                                                         3,680             4
Proceeds from exercised
stock options                                                                                                 40
Net loss for the period
  October 16 through
  December 31, 1997
Dividends on common stock
                                 ==========    ==========    ==========    ==========    ==========   ==========   ==========
Balance December 31, 1997                --    $       --    $       --         3,680    $        4       12,698   $       13
                                 ==========    ==========    ==========    ==========    ==========   ==========   ==========

                                 ADDITIONAL    DISTRIBUTIONS IN
                                    PAID          EXCESS OF
                                 IN CAPITAL      NET INCOME       TOTAL
                                 ----------     ------------    ---------
Balance January 1, 1995          $       --       $       --    $  61,669

Special general partner
  interest transfer                                                   (16)
Net Income                                                          5,223
Purchase of partnership units                                        (547)
Units issued for property                                             985
Cash distributions                                                 (8,002)
                                 ----------       ----------    ---------
Balance December 31, 1995                --               --       59,312
                                 ----------       ----------    ---------

Net income                                                          7,473
Units issued for property                                           7,912
Proceeds from units issued
  in public offering                                               40,203
Proceeds from exercised
  unit options                                                        775
Cash distributions                                                (11,392)
                                 ----------       ----------    ---------
Balance December 31, 1996                --               --      104,283
                                 ----------       ----------    ---------

Net income for the period
  January 1 through
  October 15, 1997                                                  6,813
Units issued for property                                          13,796
Proceeds from units issued
  in private placements                                            25,000
Proceeds from exercised
  unit options                                                        775
Cash distributions                                                (12,016)
                                 ----------       ----------    ---------
Balance before REIT                      --               --      138,651
conversion

Conversion to REIT                  138,109                          (529)
Sale of preferred stock              87,618                        87,622
Proceeds from exercised
stock options                           413                           413
Net loss for the period
  October 16 through
  December 31, 1997                                  (16,206)     (16,206)
Dividends on common stock                             (4,539)      (4,539)
                                 ==========       ==========    =========
Balance December 31, 1997        $  226,140       $  (20,745)   $ 205,412
                                 ==========       ==========    =========


                 See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                              YEAR ENDED DECEMBER 31,
                                                       -----------------------------------
                                                          1997        1996         1995
                                                       ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                   $  (9,393)   $   7,473    $   5,223
   Adjustments to reconcile net income (loss) to
     net cash from operating activities:
     Depreciation and amortization                         9,415        3,978        1,541
     Amortization of deferred financing costs                385          162           --
     Minority interest in operating partnership              202           --           --
     Gain on sale of property                               (869)         (32)          --
     Termination of management contract                   19,220           --           --
     Increase in rent and other receivables, net          (2,365)      (1,702)        (236)
     Increase in prepaid expenses                         (1,043)         (88)        (192)
     Reduction in net investment in direct
       financing leases                                    2,286        2,041        1,866
     Increase in accounts payable and accrued
       Liabilities                                         1,496        2,020          232
     Other, net                                               --           --          854
                                                       ---------    ---------    ---------
                                                          28,727        6,379        4,065
                                                       ---------    ---------    ---------
         Cash provided by operating activities            19,334       13,852        9,288
CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment          4,107          122           --
     Purchase of property                               (166,123)     (95,918)      (9,746)
     Purchase of machinery and equipment                  (1,569)      (3,032)        (232)
     Purchase deposits (paid) used                           387          884       (1,792)
     Increase in notes receivable                         (4,872)      (3,034)        (269)
     Increase in mortgage loan receivable                 (5,947)          --           --
                                                       ---------    ---------    ---------
        Cash used in investing activities               (174,017)    (100,978)     (12,039)


                             continued on next page


See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                YEAR ENDED DECEMBER 31,
                                                        --------------------------------------
                                                           1997          1996          1995
                                                        ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from line of credit                          133,530       104,805        12,453
     Payments on line of credit                           (113,820)      (46,250)       (1,522)
     Distributions to minority interest                       (415)           --            --
     Cash distributions to stockholders/partners           (16,555)      (11,392)       (8,002)
     Proceeds from sale of common stock/units               26,188        40,978            --
     Proceeds from sale of preferred stock                  87,622            --            --
     Proceeds from notes payable                            40,000            --            --
     Financing costs and other intangibles                    (975)         (440)          (77)
     Payments on capitalized lease obligations                (169)         (201)         (212)
     Purchase of partnership units                              --            --          (547)
     Purchase of special general partner interest               --            --           (16)
                                                        ----------    ----------    ----------
        Cash flows provided by financing activities        155,406        87,500         2,077
                                                        ----------    ----------    ----------

 Increase (decrease) in cash and cash equivalents              723           374          (674)
 Cash and cash equivalents at beginning of year                381             7           681
                                                        ==========    ==========    ==========
 Cash and cash equivalents at end of year               $    1,104    $      381    $        7
                                                        ==========    ==========    ==========

SUPPLEMENTAL DISCLOSURE:
   Interest paid during the year                        $    9,073    $    2,431    $      256
                                                        ==========    ==========    ==========
NON-CASH INVESTING ACTIVITIES:
   Units issued for property purchases                  $   13,796    $    7,912    $      985
                                                        ==========    ==========    ==========
   Deferred gain on sale of property                    $       52    $      590    $       --
                                                        ==========    ==========    ==========
   Notes received on sale of property                   $    1,661    $      743    $       --
                                                        ==========    ==========    ==========
   Property purchased for note receivable               $    2,061    $       --    $       --
                                                        ==========    ==========    ==========
   Property purchased for accounts receivable           $      227    $       --    $       --
                                                        ==========    ==========    ==========
   Sale of property on capital lease                    $       23    $       --    $       --
                                                        ==========    ==========    ==========
   Sale of  property on direct financing lease          $       --    $      225    $       --
                                                        ==========    ==========    ==========


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

A reconciliation of net income (loss) per share and the weighted average shares outstanding for calculating basic and diluted net income (loss) per share is as follows:


                                                                           YEAR ENDED DECEMBER 31,
                                                                    --------------------------------------
                                                                       1997          1996          1995
                                                                    ----------    ----------    ----------

       Net Income                                                   $   (9,393)   $    7,473    $    5,223
       Dividends/distributions on preferred stock/General
              partner interest                                            (868)         (148)         (104)
                                                                    ----------    ----------    ----------

       Net Income applicable to share/unitholders                   $  (10,261)   $    7,325    $    5,119
                                                                    ==========    ==========    ==========

       Net Income per share/unit - Basic                            $    (0.88)   $     0.82    $     0.74
                                                                    ==========    ==========    ==========

       Net Income per share/unit - Diluted                          $    (0.88)   $     0.80    $     0.73
                                                                    ==========    ==========    ==========

       Basic
           Weighted average shares/units outstanding-Basic              11,693         8,984         6,957
                                                                    ==========    ==========    ==========

       Diluted
                Weighted average shares outstanding - Basic             11,693         8,984         6,957
                Dilutive effect of outstanding options                      --           198            54
                Dilutive effect of Guaranteed Stock                         --             8             4
                                                                    ==========    ==========    ==========
           Weighted average shares/units outstanding-Dilutive           11,693         9,190         7,015
                                                                    ==========    ==========    ==========

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

4. OTHER BALANCE SHEET INFORMATION


                                                                DECEMBER 31,
                                                     --------------------------------
                                                          1997              1996
                                                     --------------    --------------
                                                     (IN THOUSANDS)    (IN THOUSANDS)
RENT AND OTHER RECEIVABLES, NET
Accounts receivable and other                        $        2,913    $        2,234
Deferred rent receivable                                      2,048               536
Less allowance for doubtful accounts                           (170)             (117)
                                                     ==============    ==============
                                                     $        4,791    $        2,653
                                                     ==============    ==============

INTANGIBLES AND OTHER ASSETS, NET
 Intangibles                                         $       26,630    $       27,003
 Less accumulated amortization                              (15,662)          (14,740)
                                                     ==============    ==============
                                                     $       10,968    $       12,263
                                                     ==============    ==============


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

PRINCIPAL DEBT MATURITIES

Lines of credit and notes payable principal debt maturities for the next five years at December 31, 1997 are as follows (in thousands):


                  1998.............................. $  26,200
                  1999..............................    62,996
                  2000..............................    12,500
                  2001..............................        --
                  2002..............................    27,500
                                                     ---------
                                                     $ 129,196
                                                     =========


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

                                                                             DIRECT            OPERATING
                                                                        FINANCING LEASES        LEASES
                                                                         --------------     --------------
                                                                         (IN THOUSANDS)     (IN THOUSANDS)
MINIMUM FUTURE LEASE RECEIPTS FOR YEARS ENDING DECEMBER 31:
 1998                                                                    $        3,516     $       37,521
 1999                                                                             2,834             37,279
 2000                                                                             1,955             36,691
 2001                                                                             1,267             35,633
 2002                                                                               760             34,695
 Later                                                                              478            361,839
                                                                         --------------     --------------
                                                                         $       10,810     $      543,658
                                                                         ==============     ==============


                                                                              1997               1996
                                                                         --------------     --------------
                                                                         (IN THOUSANDS)     (IN THOUSANDS)
NET INVESTMENT IN DIRECT FINANCING LEASES AT DECEMBER 31:
 Minimum future lease receipts                                           $       10,810     $       15,449
 Estimated unguaranteed residual values                                           6,920              7,437
 Unearned amount representing interest                                           (3,966)            (5,781)
                                                                         --------------     --------------
                                                                         $       13,764     $       17,105
                                                                         ==============     ==============


                                                                    YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------
                                                            1997             1996              1995
                                                       --------------    --------------   --------------
                                                       (IN THOUSANDS)    (IN THOUSANDS)   (IN THOUSANDS)
RENTAL INCOME:
 Minimum rental income                                 $       27,570    $       11,022   $        3,584
 Contingent rental income                                       5,355             5,324            3,956
                                                       ==============    ==============   ==============
                                                       $       32,925    $       16,346   $        7,540
                                                       ==============    ==============   ==============

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


                                                                            CAPITAL         OPERATING
                                                                            LEASES            LEASES
                                                                        --------------    --------------
                                                                        (IN THOUSANDS)    (IN THOUSANDS)
MINIMUM FUTURE LEASE OBLIGATIONS FOR YEARS ENDING DECEMBER 31:

 1998                                                                   $          119    $        2,745
 1999                                                                               60             2,579
 2000                                                                                4             2,351
 2001                                                                                1             1,939
 2002                                                                               --             1,628
 Later                                                                              --             4,114

                                                                        --------------    --------------
Total minimum obligations (a)                                                      184    $       15,356

                                                                        ==============    ==============
Amount representing interest                                                       (14)

                                                                        --------------
Present value of minimum obligations                                    $          170

                                                                        ==============


(a) Minimum lease obligations have not been reduced by minimum sublease rentals.


                                                YEARS ENDED DECEMBER 31,
                                    -------------------------------------------------
                                         1997             1996              1995
                                    --------------   --------------    --------------
                                    (IN THOUSANDS)   (IN THOUSANDS)    (IN THOUSANDS)
RENTAL EXPENSE
 Minimum rental expense             $        2,434    $        1,992   $        1,304
 Contingent rental expense                      54                88              101
                                    --------------    --------------   --------------
                                    $        2,488    $        2,080   $        1,405
                                    ==============    ==============   ==============


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

A note receivable of $261,000 and $267,000 is due from Arkansas Restaurants #1 L.P. (Arkansas) at December 31, 1997 and 1996, respectively. The note receivable is due on September 1, 1998, and has an interest rate of 9.0% per annum. At December 31, 1997 and 1996, tenant and other receivables from Arkansas were $158,000 and $63,000, respectively. In addition, during 1997 and 1996 the Company paid remodel costs of $53,000 and $443,000, respectively on behalf of Arkansas for three restaurants operated by Arkansas under the Company's early-renewal program (See Note 8). The Managing General Partner of Arkansas Restaurants #10 L.P. is owned by an officer of the Company, but receives no compensation for this role.

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

Minority interest in the OP consists of the following at December 31, 1997 (in thousands):


           Termination of management
                contract and issuance of OP units   $  19,749
           Distributions                                 (415)
           Income allocated to minority interest          202
                                                    ---------

           Balance at December 31, 1997             $  19,536
                                                    =========


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


                                                                       YEAR ENDED DECEMBER 31,
                                                                  --------------------------------
                                                                       1997              1996
                                                                  --------------    --------------
                                                                  (IN THOUSANDS)    (IN THOUSANDS)

TOTAL REVENUES                                                    $       48,198    $       48,436
                                                                  ==============    ==============
NET INCOME (LOSS)                                                 $       (1,896)   $       18,822

Dividends on Preferred Stock/General Partner interest                     (7,102)           (7,102)
                                                                  --------------    --------------

Net income (loss) allocable to
       Common shareholders/unit holders                           $       (8,998)   $       11,720
                                                                  ==============    ==============

Weighted average shares/units outstanding
       Basic                                                              12,631            12,514
       Diluted                                                            12,631            12,789
Net income (loss) per share/unit
       Basic                                                      $        (0.71)   $         0.94
       Diluted                                                    $        (0.71)   $         0.92

15. SUMMARY BY QUARTER (UNAUDITED)


                                                                QUARTER
                                           -------------------------------------------------       TOTAL
                                             FIRST        SECOND       THIRD        FOURTH         YEAR
                                           ----------   ----------   ----------   ----------    ----------
1997
Revenues                                   $    6,265   $    8,556   $    9,775   $   10,988    $   35,584

Net income                                      1,952        2,147        2,532      (16,024)       (9,393)

Allocable net income                            1,913        2,105        2,482      (16,761)      (10,261)

Earnings per common share

Basic Net income (loss) per share          $     0.18   $     0.18   $     0.20   $    (1.30)   $    (0.88)
Diluted Net income (loss) per share        $     0.18   $     0.18   $     0.20   $    (1.30)   $    (0.88)

                                                                                                      1996
Revenues                                   $    2,971   $    4,348   $    5,821   $    5,378    $   18,518

Net income                                      1,323        1,862        2,590        1,698         7,473

Allocable net income                            1,296        1,825        2,539        1,665         7,325

Earnings per common share

Basic Net income (loss) per share          $     0.18   $     0.23   $     0.25   $     0.16    $     0.82
Diluted Net income (loss) per share        $     0.17   $     0.22   $     0.24   $     0.16    $     0.80

                        U.S. RESTAURANT PROPERTIES, INC.
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1997
                                 (IN THOUSANDS)


                                                INITIAL COST TO COMPANY AND                    ACCUMULATED DEPRECIATION
                                             GROSS AMOUNT AT DECEMBER 31, 1997                   AT DECEMBER 31, 1997
                                      -------------------------------------------------   ------------------------------------
                          NO. OF
          STORE TYPE     PROPERTIES      LAND      BUILDINGS    EQUIPMENT       TOTAL     BUILDINGS    EQUIPMENT      TOTAL
          ----------     ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

ARBY'S                           78   $    9,762   $   37,370   $       --   $   47,132   $    1,256   $       --   $    1,256
BRUEGGER'S BAGEL                 17        2,422        9,478           --       11,900          364           --          364
BURGER KING                     209       35,742       58,797          242       94,781        4,966           56        5,022
CHILI'S                           8        4,204        7,983           --       12,187          567           --          567
DAIRY QUEEN                      41        2,908        8,628          875       12,411          499          209          708
EMBERS                           10        1,029        2,485          598        4,112           43           30           73
GRANDY'S                         30       12,758           --           --       12,758           --           --           --
HARDEE'S                         29        3,105       18,238        2,069       23,412        1,579          418        1,997
KETTLE                           18        1,860        4,299           --        6,159           22           --           22
KFC                               3          350          871           --        1,221           62           --           62
PIZZA HUT                        22        2,638        6,765           --        9,403          339           --          339
SCHLOTZSKY'S                     24        6,354       11,864           --       18,218          395           --          395
TACO BELL                         5          560        1,034           --        1,594           21           --           21
WENDY'S                           5          728        2,280           --        3,008           54           --           54
OTHER REGIONAL BRANDS            92       25,095       41,108          696       66,899        2,443           51        2,494
OTHER ASSETS                     --           --           --          333          333           --           64           64
                         ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

                                591   $  109,515   $  211,200   $    4,813   $  325,528   $   12,610   $      828   $   13,438
                         ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


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

         (5) Transactions in real estate and equipment and accumulated depreciation during 1997 and 1996 are summarized below.




                                                                    COST       DEPRECIATION
                                                                 ----------    ------------
Balance, December 31, 1995                                       $   38,270    $     2,653
                                   Acquisitions                     106,862
                                   Cost of real estate sold             (20)
                                   Depreciation expense                  --          2,800
                                                                 ----------    -----------

Balance, December 31, 1996                                          145,112          5,453

                                   Acquisitions                     183,686             --
                                   Cost of real estate sold          (3,270)          (245)
                                   Depreciation expense                  --          8,230
                                                                 ----------    -----------

Balance, December 31, 1997                                       $  325,528    $    13,438
                                                                 ==========    ===========

                                INDEX TO EXHIBITS

Exhibit
Number
------


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