Form 10-Q/A
period 1998-09-30
U S RESTAURANT PROPERTIES INC
filed 1998-12-18
CIK 1032462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1998

                                       or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

      For the transition period from _______________ to __________________


                         Commission File Number 1-13089


                        U.S. RESTAURANT PROPERTIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                             75-2687420
-----------------------------------                   --------------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                            Identification No.)


          5310 Harvest Hill Rd., Ste. 270, LB 168, Dallas, Texas 75230
          ------------------------------------------------------------
            (Address principal executive offices, including zip code)

                                 972 / 387-1487
          ------------------------------------------------------------
              (Registrant's telephone number, including area code)


--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

                        U.S. RESTAURANT PROPERTIES, INC.



EXPLANATORY NOTE

U.S. Restaurant Properties, Inc., a Maryland corporation, hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998. The Company hereby submits Exhibit 12 Ratio of Earnings to Fixed Charges and revisions to the Form 10-Q as filed in response to a revision request received from the Securities and Exchange Commission on November 30, 1998.



PART I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1998 (Unaudited)
                           and December 31, 1997................................................3

                  Condensed Consolidated Statements of Operations for the Three months and Nine months ended September 30, 1998 and 1997 (Unaudited).................4

                  Condensed Consolidated Statement of Stockholders' Equity for the
                           Nine months ended September 30, 1998  (Unaudited)....................5

                  Condensed Consolidated Statements of Cash Flows for the Nine
                           months ended September 30, 1998 and 1997 (Unaudited).................6

                  Notes to Condensed Consolidated Financial Statements (Unaudited)..............8

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...........................................13

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................15


PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................16

         Item 2.  Changes in Securities........................................................16

         Item 3.  Defaults upon Senior Securities..............................................16

         Item 4.  Submission of Matters to Vote of Security Holders............................16

         Item 5.  Other Information............................................................16

         Item 6.  Exhibits and Reports on Form 8-K.............................................16

                          PART I. FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                  SEPTEMBER 30,    DECEMBER 31,
                                                                                       1998            1997
                                                                                    ----------      ----------
                                                                                    (Unaudited)
                                  ASSETS
Property, net
        Land                                                                        $  163,679      $  109,515
        Buildings and leasehold improvements                                           284,389         211,200
        Machinery and equipment                                                          7,718           4,813
                                                                                    ----------      ----------
                                                                                       455,786         325,528
        Less: Accumulated depreciation                                                 (23,657)        (13,438)
                                                                                    ----------      ----------
                                                                                       432,129         312,090

Cash and cash equivalents                                                                  837           1,104
Restricted cash                                                                          1,414              --
Marketable securities                                                                      801              --
Rent and other receivables, net
        (includes $1,231 and $523 from related parties)                                  7,607           4,791
Prepaid expenses and purchase deposits                                                  14,488           1,967
Notes receivable
        (includes $8,764 and $5,406 from related parties)                               14,350           8,518
Mortgage loan receivable                                                                 7,510           5,947
Net investment in direct financing leases                                               11,838          13,764
Intangibles and other assets, net                                                       12,489          10,968
                                                                                    ----------      ----------
                                                       TOTAL ASSETS                 $  503,463      $  359,149
                                                                                    ==========      ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities
        (includes $0 and $121 due to related parties)                               $   13,485      $    4,193
Unearned contingent rent                                                                 1,544              --
Deferred gain on sale of property                                                          556             642
Lines of credit                                                                        107,000          89,196
Notes payable                                                                          150,618          40,000
Mortgage note payable                                                                    1,070              --
Capitalized lease obligations                                                               91             170
                                                                                    ----------      ----------
                                                  TOTAL LIABILITIES                    274,364         134,201

Minority interest in operating partnership                                              23,105          19,536
STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value per share; 50,000 shares authorized,
        Series A - 3,680 shares issued and outstanding as of
        September 30, 1998 and December 31, 1997 (aggregate liquidation
        value $92,000)                                                                       4               4
Common  stock, $.001 par value per share; 100,000 shares authorized, 13,645 and
        12,698 shares issued and outstanding as of September 30, 1998 and
        December 31, 1997, respectively                                                     14              13
Additional paid in capital                                                             244,806         226,140
Excess stock, $.001 par value per share,
        15,000 shares authorized, no shares issued                                          --              --
Unrealized holding loss on investments                                                     (79)             --
Distributions in excess of net income                                                  (38,751)        (20,745)
                                                                                    ----------      ----------
                                         TOTAL STOCKHOLDERS' EQUITY                    205,994         205,412
                                                                                    ----------      ----------
                         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $  503,463      $  359,149
                                                                                    ==========      ==========

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                           THREE MONTHS ENDED            NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                        ------------------------      ------------------------
                                                          1998            1997           1998           1997
                                                        ---------      ---------      ---------      ---------
REVENUES:
    Rental income                                       $  13,533      $   9,163      $  39,021      $  22,850
    Interest income                                           684            237          2,012            514
    Amortization of unearned income on direct
         financing leases                                     289            375            889          1,232
                                                        ---------      ---------      ---------      ---------
                                     TOTAL REVENUES        14,506          9,775         41,922         24,596

EXPENSES:
    Rent                                                      818            684          2,286          1,873
    Depreciation and amortization                           4,061          2,618         11,121          5,984
    Taxes, general and administrative                       1,153            991          3,351          2,834
    Interest expense                                        4,536          3,058         11,668          6,905
    Termination of management contract                      4,991             --          4,991             --
    Equity in net loss of affiliates                           55             --            112             --
    REIT conversion costs                                      --             75             --            819
                                                        ---------      ---------      ---------      ---------
                                     TOTAL EXPENSES        15,614          7,426         33,529         18,415

                                                        ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTY,
MINORITY INTEREST IN OPERATING PARTNERSHIP AND
EXTRAORDINARY ITEM                                         (1,108)         2,349          8,393          6,181
Gain on sale of property                                      252            183            709            450
                                                        ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE MINORITY INTEREST IN OPERATING
PARTNERSHIP AND EXTRAORDINARY ITEM                           (856)         2,532          9,102          6,631
Minority interest in (income) loss of operating
         partnership                                          203             --           (300)            --
                                                        ---------      ---------      ---------      ---------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                      (653)         2,532          8,802          6,631

Loss on early extinguishment of debt                           --             --           (190)            --
                                                        ---------      ---------      ---------      ---------
NET INCOME (LOSS)                                            (653)         2,532          8,612          6,631

Dividends on Preferred Stock/General Partner's
         interest                                          (1,776)           (50)        (5,327)          (132)
                                                        ---------      ---------      ---------      ---------

NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS      $  (2,429)      $  2,482       $  3,285       $  6,499
                                                        =========      =========      =========      =========


Weighted average shares outstanding
         Basic                                             13,142         12,286         13,006         11,371
         Diluted                                           13,504         12,544         13,252         11,548

Net income (loss) per share
         Basic                                          $   (0.18)          0.20           0.25           0.57
         Diluted                                        $   (0.18)          0.20           0.25           0.56





See Note 1 for Pro Forma effect of change in Accounting Principle.

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                 (IN THOUSANDS)


                                  PREFERRED STOCK        COMMON STOCK
                                -----------------------------------------  ADDITIONAL PAID
                                 SHARES   PAR VALUE   SHARES    PAR VALUE    IN CAPITAL
                                ----------------------------------------------------------
Balance December 31, 1997         3,680    $     4    12,698    $     13         $ 226,140

Proceeds from exercised stock                            300                         3,099
options

Stock issued for purchase of
ownership                                                 24                           621
interest in another entity

Proceeds from sale of common                             653           1            15,699
stock

Repurchased and retired stock                            (30)                         (753)

Unrealized loss on investment

Net income
Dividends on preferred stock
Dividends on common stock
Common stock dividends declared
                                ----------------------------------------------------------

Balance September 30, 1998        3,680    $     4    13,645    $     14         $ 244,806
                                ==========================================================
                                 DISTRIBUTIONS IN
                                   EXCESS OF NET    UNREALIZED LOSS
                                       INCOME        ON INVESTMENT     TOTAL
                                 --------------------------------------------
Balance December 31, 1997            $  (20,745)     $     --       $ 205,412

Proceeds from exercised stock                                           3,099
options

Stock issued for purchase of
ownership                                                                 621
interest in another entity

Proceeds from sale of common                                           15,700
stock

Repurchased and retired stock                                            (753)

Unrealized loss on investment                             (79)            (79)

Net income                                8,612                         8,612
Dividends on preferred stock             (5,899)                       (5,899)
Dividends on common stock               (15,022)                      (15,022)
Common stock dividends declared          (5,697)                       (5,697)
                                 --------------------------------------------

Balance September 30, 1998           $  (38,751)     $    (79)      $ 205,994
                                 ============================================

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                      NINE MONTHS ENDED
                                                                        SEPTEMBER 30,
                                                                 --------------------------
                                                                    1998             1997
                                                                 ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $    8,612      $    6,631
   Adjustments to reconcile net income to net
    cash from operating activities
      Depreciation and amortization                                  11,121           5,984
      Non cash interest income                                          (31)             --
      Amortization of deferred financing costs                          415             245
      Amortization of discount on notes payable                          42              --
      Gain on sale of property                                         (709)           (450)
      Equity in loss of affiliates                                      112              --
      Minority interest in operating partnership                        300              --
      Loss on extinguishment of debt                                    190              --
      Termination of management contract                              4,991              --
      Increase in restricted cash                                    (1,414)             --
      Increase in rent and other receivables, net                    (3,035)         (1,585)
      Increase in prepaid expenses                                     (642)           (743)
      Reduction in net investment in direct financing leases          1,721           1,716
      Increase in accounts payable and accrued liabilities            3,114           2,044
      Increase in unearned contingent rent                            1,544              --
                                                                 ----------      ----------
                                                                     17,719           7,211
                                                                 ----------      ----------
                  Cash provided by operating activities              26,331          13,842

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Proceeds from sale of property                                  5,700           2,509
      Purchase of property                                         (119,577)       (116,870)
      Purchase of machines and equipment                             (3,055)           (833)
      Purchase deposits paid                                        (11,879)         (1,326)
      Purchase of marketable securities                                (849)             --
      Purchase of investments in partnerships                          (890)             --
      Increase in mortgage loan receivable                           (1,563)         (5,986)
      Increase in notes receivable                                  (16,979)         (2,843)
                                                                 ----------      ----------
                  Cash used in investing activities                (149,092)       (125,349)

                             continued on next page

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                   (UNAUDITED)
                                 (IN THOUSANDS)


                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       --------------------------
                                                                          1998            1997
                                                                       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Loan origination costs and other intangibles                         (1,601)           (914)
      Payments on capitalized lease obligations                               (79)           (140)
      Proceeds from line of credit                                        217,786         100,989
      Payments on line of credit                                         (199,986)        (40,902)
      Proceeds from notes payable                                         110,576          40,000
      Proceeds from issuance of common stock                               18,799          25,775
      Repurchase and retirement of stock                                     (753)             --
      Payments of preferred stock dividends                                (5,899)             --
      Cash distributions to stockholders/unit holders                     (15,022)        (12,016)
      Distributions to minority interest                                   (1,327)             --
                                                                       ----------      ----------
                  Cash flows provided by financing activities             122,494         112,792
                                                                       ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                             (267)          1,285
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,104             381
                                                                       ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $      837      $    1,666
                                                                       ==========      ==========

SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                  $    8,768      $    6,112
NON-CASH INVESTING ACTIVITIES:
      Fair value of stock issued for ownership interest in another
      entity                                                           $      621      $       --
      Fair value of stock/units issued for property                    $       86      $   13,796
      Deferred gain on sale of property                                $       85      $      213
      Notes received on sale of property                               $      675      $      689
      Reduction in note receivable for property acquired               $   11,822      $       --
      Reduction in accounts receivable for property acquired           $      219      $       --
      Mortgage note assumed                                            $    1,075      $       --
      Unrealized loss on marketable securities                         $       79      $       --
NON-CASH FINANCING ACTIVITIES:
      Dividends declared to stockholders                               $    5,697      $       --
      Distributions declared to minority interest                      $      481      $       --

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

                                                                         THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                    SEPTEMBER 30,
                                                               -----------------------------------------------------------------
(In thousands, except per share amounts)                             1998               1997             1998            1997
                                                               ---------------      ------------     ------------     ----------

Income (loss) before extraordinary item as reported            $          (653)     $      2,532     $      8,802     $    6,631
Add: Adjustment for change in accounting policy on
     recognition of contingent lease rent                                1,655              (402)           2,214            177
                                                               ---------------      ------------     ------------     ----------
Income before extraordinary item as adjusted                   $         1,002      $      2,130     $     11,016     $    6,808
                                                               ===============      ============     ============     ==========

Net income as adjusted                                         $         1,002      $      2,130     $     10,826     $    6,808
                                                               ===============      ============     ============     ==========

Net income available to common stockholders as adjusted        $          (774)     $      2,080     $      5,499     $    6,676
                                                               ===============      ============     ============     ==========

Income (loss) per share - Basic:
  Before extraordinary item, less dividends on Preferred
     Stock/General Partner's interest as reported              $         (0.18)     $       0.20     $       0.26     $     0.57
  Adjustment for effect of change in accounting policy                    0.12             (0.03)            0.17           0.02
                                                               ---------------      ------------     ------------     ----------
  Income before  extraordinary  item,  less dividends on
     Preferred Stock/General Partner's interest as adjusted    $         (0.06)     $       0.17     $       0.43     $     0.59
                                                               ===============      ============     ============     ==========

  Net income available to common stockholders as reported      $         (0.18)     $       0.20     $       0.25     $     0.57
  Adjustment for effect of change in accounting policy                    0.12             (0.03)            0.17           0.02
                                                               ---------------      ------------     ------------     ----------
  Net income available to common stockholders as adjusted      $         (0.06)     $       0.17     $       0.42     $     0.59
                                                               ===============      ============     ============     ==========

Income (loss) per share - Diluted:
  Before extraordinary item, less dividends on Preferred
     Stock/General Partner's interest as reported              $         (0.18)     $       0.20     $       0.26     $     0.56
  Adjustment for effect of change in accounting policy                    0.12             (0.03)            0.17           0.02
                                                               ---------------      ------------     ------------     ----------
  Income before  extraordinary  item,  less dividends on
     Preferred Stock/General Partner's interest as adjusted    $         (0.06)     $       0.17     $       0.43     $     0.58
                                                               ===============      ============     ============     ==========

  Net income available to common stockholders as reported      $         (0.18)     $       0.20     $       0.25     $     0.56
  Adjustment for effect of change in accounting policy                    0.12             (0.03)            0.17           0.02
                                                               ---------------      ------------     ------------     ----------
  Net income available to common stockholders as adjusted      $         (0.06)     $       0.17     $       0.42     $     0.58
                                                               ===============      ============     ============     ==========

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

                                                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                     ------------------------------------------------------
      (In thousands, except per share amounts)                          1998           1997           1998           1997
                                                                     ---------      ---------      ---------      ---------

      Net income (loss) before extraordinary item                    $    (653)     $   2,532      $   8,802      $   6,631
           Loss on early extinguishment of debt                             --             --           (190)            --
                                                                     ---------      ---------      ---------      ---------
      Net income (loss)                                                   (653)         2,532          8,612          6,631
           Dividends on preferred stock/general partner interest        (1,776)           (50)        (5,327)          (132)
                                                                     ---------      ---------      ---------      ---------
      Net income (loss) allocable to common shareholders             $  (2,429)     $   2,482      $   3,285      $   6,499
                                                                     =========      =========      =========      =========

      Net income (loss) per share - Basic
           Before extraordinary item less preferred stock
               dividends/general partner interest                    $   (0.18)     $    0.20      $    0.26      $    0.57
           Extraordinary loss on extinguishment of debt                     --             --          (0.01)            --
                                                                     ---------      ---------      ---------      ---------
      Net income (loss) allocable to common stockholders             $   (0.18)     $    0.20      $    0.25      $    0.57
                                                                     =========      =========      =========      =========

      Net income (loss) per share - Diluted
           Before extraordinary item, less preferred stock
               dividends/general partner interest                    $   (0.18)     $    0.20      $    0.26      $    0.56
           Extraordinary loss on extinguishment of debt                     --             --          (0.01)            --
                                                                     ---------      ---------      ---------      ---------
      Net income (loss) allocable to common stockholders             $   (0.18)     $    0.20      $    0.25      $    0.56
                                                                     =========      =========      =========      =========

      Weighted average shares outstanding (a)
           Basic                                                        13,142         12,286         13,006         11,371
               Dilutive effect of outstanding options                      165            236            179            172
               Dilutive effect of guaranteed stock                           1             22             --              5
               Dilutive effect of contingent shares                        196             --             67             --
                                                                     ---------      ---------      ---------      ---------
           Diluted                                                      13,504         12,544         13,252         11,548
                                                                     =========      =========      =========      =========


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

As of April 29, 1998, two affiliates of the Company, U.S. Restaurant Lending
GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships will engage in lending activities to owners and operators of quick service franchises and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner interests it owns) of 71.25% and 47.5%, respectively, in these two partnerships. As of September 30, 1998, the Company had other receivables from the two lending partnerships of $272,000 and a note receivable of $531,000 from the General Partner and Limited Partner.

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

Minority interest in the OP consists of the following (in thousands):


                       Balance December 31, 1997                $   19,536
                       Distributions paid and declared              (1,808)
                       Termination of management contract            4,991
                       OP units issued for property                     86
                       Income allocated to minority interest           300
                                                                ----------
                       Balance at September 30, 1998            $   23,105
                                                                ===========


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

                                             NINE MONTHS ENDED SEPTEMBER 30,
                                             -------------------------------
(In thousands, except per share amounts)           1998           1997
                                                ---------      ---------
TOTAL REVENUES                                  $  46,222      $  44,735
                                                =========      =========

NET INCOME                                          9,040         11,698

Dividends on Preferred Stock                       (5,327)        (5,327)
                                                ---------      ---------
NET INCOME ALLOCABLE TO COMMON SHAREHOLDERS     $   3,713      $   6,371
                                                =========      =========
Weighted average shares outstanding
         Basic                                     13,615         13,271
         Diluted                                   13,824         13,586

Net income per share
         Basic                                  $    0.27      $    0.48
         Diluted                                $    0.27      $    0.47

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

Revenues for the nine months ended September 30, 1998 totaled $41,922,000 up 70% from the $24,596,000 recorded for the nine months ended September 30, 1997. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1997. Through September 30, 1998, approximately 9% (13% before the effect of EITF 98-9) of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 17% for the nine months ended September 30, 1997. The decrease is due in part to the deferred recognition of percent rent under the provisions of EITF 98-9, which was adopted in May 1998, and in part due to the diminishing impact restaurant sales have on total rental revenues. The Company's deferred percentage rent under the provisions of EITF 98-9 for the nine months ended September 30, 1998 amounted to approximately $1,544,000. Also included in revenues is interest income relating primarily to secured notes and mortgage receivable from tenants and related parties. Interest income was $2,012,000 for the nine months ended September 30, 1998 compared with $514,000 for the nine months ended September 30, 1997.

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


Termination of management contract for the nine months ended September 30, 1998 totaled $4,991,000. This represents a non-cash accrual for 196,212 OP units at $25.44 per unit (based on the closing market price if a share if the Company's common stock on September 10, 1998) that would be issuable based on the financial targets that have been achieved by the Company as of September 30, 1998 under the terms of the October 15, 1997 management contract termination agreement between QSV and USRP.


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


Termination of management contract for the three months ended September 30, 1998 totaled $4,991,000. This represents a non-cash accrual for 196,212 OP units at $25.44 per unit (based on the closing market price if a share if the Company's common stock on September 10, 1998) that would be issuable based on the financial targets that have been achieved by the Company as of September 30, 1998 under the terms of the October 15, 1997 management contract termination agreement between QSV and USRP. This non-cash charge expense was the direct cause of the net loss incurred by the Company for the three months ended September 30, 1998.


Equity in net loss of affiliates of $55,000 for the three months ended September 30, 1998 related to the Company's share of net loss in the Anz Company, LLC, U.S. Restaurant Lending GP, Inc. and U.S. Restaurant Lending LP, Inc.

Minority interest in net loss of the OP of $203,000 for the three months ended September 30, 1998 related to OP units held by QSV and other OP unit holders.

LIQUIDITY OF CAPITAL RESOURCES.


The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts of debt outstanding under the Company's credit agreements. The Company has plans to acquire approximately $200 million in new property acquisitions a year with approximately $20 million representing development properties. As of September 30, 1998, the Company has paid approximately $138 million for the acquisition and development of properties and has non-binding contracts for acquisitions of approximately $88 million with approximately $13 million representing planned construction costs. In addition, the Company expects to spend approximately $1 million a year to renovate and remodel currently owned properties. The Company anticipates meeting its future long-term capital needs through the use of its existing revolving line of credit and the issuance of additional debt or equity, including the issuance of additional OP units, along with cash generated from internal operations. During the nine months ended September 30, 1998 the Company paid dividends of $1.155 per share, or an aggregate of $16,349,000 to common stockholders and minority interests. In addition, the Company paid dividends of $1.60 per share, or an aggregate $5,899,000 to preferred stockholders covering the period November 17, 1997 to September 15, 1998.


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

The following table sets forth, for the nine months ended September 30, 1998 and 1997, the calculation of FFO:

        (in thousands)                                                   NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                ------------------------------------
        FUNDS FROM OPERATIONS                                        1998                 1997
                                                                ------------         ------------

        Net income allocable to common stockholders             $      3,285         $      6,499

        Direct financing lease payments                                1,721                1,716
        Capital lease principal payments                                 (79)                (140)
        Depreciation and amortization                                 11,065                5,984
        Gain on sale of property                                        (709)                (450)
        REIT conversion costs                                             --                  819
        Termination of management contract (b)                         4,991                   --
        Income allocable to minority interest                            300                   --
        Income allocable to general partner                               --                  132
        Distributions to general partner                                  --                  240
        Loss on early extinguishment of debt                             190                   --
                                                                ------------         ------------

        Funds from operations (FFO) (a)                         $     20,764         $     14,320
                                                                ============         ============

        Total shares applicable to FFO                                14,337               11,548
                                                                ============         ============


(a) FFO for the nine months ended September 30, 1998 is after the effect of applying the conclusion reached in EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods", which was issued in May 1998. Under the provisions of EITF 98-9, which was adopted prospectively, the Company recorded deferred revenue of approximately $1,544,000 and reduced percentage rent revenue for the nine months ended September 30, 1998. The EITF ruling reflects a change in the timing of percentage rent recognition and has no impact on the underlying cash flow or economics of the Company. Had the Company recorded percentage rents on a consistent basis with the prior year FFO, would have been $22,308,000 for the nine months ended September 30, 1998.

(b) This unusual non-cash charge against earnings relates to the termination of the management contract that occurred on October 15, 1997 and does not relate to the ongoing business activity of the Company. Since FFO is intended as a supplementary measure of operating performance, this charge has been added back to net income in arriving at FFO.



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

                  None

ITEM 5.           OTHER INFORMATION

                  None

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  a)   EXHIBITS

                       1) Exhibit 12 - Ratio of Earnings to Combined Fixed
                          Charges and Preferred Stock Dividends




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



                                       U.S. RESTAURANT PROPERTIES, INC.




Dated:  December 18, 1998              By /s/ Robert J. Stetson
                                         ----------------------------------
                                          Robert J. Stetson
                                          President and Chief Executive Officer




                                       By /s/ Michael D. Warren
                                         ----------------------------------
                                          Michael D. Warren
                                          Director of Finance

                               INDEX TO EXHIBITS


Exhibit
Number                Description
------                -----------

Exhibit 12            - Ratio of Earnings to Combined Fixed Charges
                        and Preferred Stock Dividends