Form 10-K405/A
period 1997-12-31
U S RESTAURANT PROPERTIES INC
filed 1999-03-04
CIK 1032462

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


YEAR 2000 SYSTEMS CONVERSION

         The Company has recognized the need to ensure that its data processing systems and operations are not adversely affected by the change to the calendar year 2000. The vendors of the Company's information system and accounting software represents, and the Information Technology Association of America ("ITAA") certifies through its ITAA*2000 program, that this software is Year 2000 compliant. All owned-property information is maintained in a database which mandates use of 4-digit year input, thus removing any Year 2000 ambiguity. The Company currently processes its payroll through ADP, a third party processor. Our payroll represents, and ITAA certifies that its processing system is Year 2000 compliant.

         Hardware in current use has been tested and found to be compliant or to support manual rollover. Two older workstations retained for historical data retrieval from retired systems are not compliant. However, such non-compliance is not believed to effect retrieval of the data and no upgrade is planned. All hardware not related to information processing (e.g., copiers, faxes, phones, etc.) are represented by the manufacturers to be compliant with the exception of one fax machine. No upgrade is planned. Ongoing verification of Company systems will continue throughout 1999.

         In the event of information system failure, the Company would continue to process transactions manually, assisted by any non-compliant systems still functioning. The primary costs associated with such a scenario would be time delays associated with handling of information and any additional personnel required to process the data. We believe the costs associated with such personnel would not exceed $150,000.

         The Company has not finalized its contingency plan as of this date. However, a formal contingency plan will be developed as any risks are identified during 1999. The Company does not anticipate any material impact on its results from operations or its financial condition as a result of any Year 2000 compliance issues. The estimated costs of compliance, consisting primarily of verification and testing costs, are not expected to exceed $25,000.

         All major vendors and all tenants were surveyed to determine the extent of their preparedness to meet Y2K challenges and to assess any possible impact on USRP from a material third-party failure. Vendor responses received do not identify any major potential problems. Several vendors, including an insurance provider, an attorney, a printer and two stock handling agencies, have not responded to our inquiries. Services provided by these vendors can be easily obtained from other sources. No problems are anticipated in securing these services.

         Tenant responses to the survey has to date been limited. Of 309 requested responses, 33 have been received. The Company is sending additional surveys to major tenants to try to determine preparedness. Should adequate assurances that tenants are prepared not be received, a contingency plan will be formulated to deal with any payment defaults.

         The most reasonably likely worst case scenario would involve some or all of the following elements, none of which pose a serious threat to the operations of USRP:

         1. The operation of some of the properties will be inconvenienced due to the failure of alarm and safe systems which may temporarily prevent the timely opening of the restaurant or service station on January 1, 2000. These inconveniences will be easily overcome by the operator bypassing the systems involved.

         2. Isolated utility outages may occur, preventing the operation of some properties. Since these outages will also affect residential and government users of these services, they will likely be corrected quickly.

         3. Some properties may experience cash shortages due to failure of local banks to become Y2K compliant. This may impede the ability of the operator to conduct business and/or pay rent timely until the Federal Reserve has taken steps to overcome the problem. This is also likely to be corrected quickly to preserve the integrity of the banking system.

         4. Some properties may experience delays or lack of food supplies due to disruption in the distribution system. Such problems may decrease the volume of business at the property until corrected.

         If some or all of the above conditions become severe or sustained for any individual tenant, that tenant may become unable to pay rents on a timely basis. Should this affect a number of tenants USRP could experience a reduction of cash receipts and could result in the issuance of default notices to those tenants. A default due to non-payment of rent arising from non-compliance issues could result in the termination of a lease. Correcting any non-compliant systems could require additional capital expenditures on the part of the Company in order to prepare the property for re-lease. These expenditures, should they be required, are not expected to be significant. Availability of resources to correct deficiencies could be limited depending on the extent of failures experienced in the industry.

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



         SIGNATURES                                         TITLE                           DATE


/s/ Robert J. Stetson                                Chief Executive Officer,           March 3, 1999
---------------------
Robert J. Stetson                                    President and Director
                                                     (Principal Executive Officer)


/s/ Fred H. Margolin                                 Chairman of the Board of           March 3, 1999
 -------------------
Fred H. Margolin                                     Directors, Secretary and
                                                     Director


/s/ Michael D. Warren                                Director of Finance                March 3, 1999
----------------------                               (Principal Accounting Officer)
Michael D. Warren


/s/ Gerald H. Graham                                 Director                           March 3, 1999
--------------------
Gerald H. Graham


/s/ David K. Rolph                                   Director                           March 3, 1999
------------------
David K. Rolph


/s/ Darrel L. Rolph                                  Director                           March 3, 1999
-------------------
Darrel L. Rolph


/s/ Eugene G. Taper                                  Director                           March 3, 1999
-------------------
Eugene G. Taper

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