Form 10-K405
period 1998-12-31
U S RESTAURANT PROPERTIES INC
filed 1999-03-29
CIK 1032462

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998.

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

         The aggregate market value of the Common Stock (based upon the closing price of the Common Stock on March 12, 1999, on the New York Stock Exchange) held by non-affiliates of the Registrant was $260,047,114.

         As of March 12, 1999, there were 14,347,427 shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the Company's 1998 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.
================================================================================

                        U.S. RESTAURANT PROPERTIES, INC.



                                TABLE OF CONTENTS


                                                                                             Page
                                                                                             ----
                                     PART I

Item 1.           Business...................................................................   3
Item 2.           Properties.................................................................   9
Item 3.           Legal Proceedings..........................................................  11
Item 4.           Submission of Matters to a Vote of Security-Holders........................  11

                                     PART II

Item 5.           Market for Registrant's Common Equity and Related Stockholder Matters......  12
Item 6.           Selected Financial Data....................................................  13
Item 7.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations..................................................  14
Item 8.           Financial Statements and Supplementary Data................................  22
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................  22

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant.........................  22
Item 11.          Executive Compensation.....................................................  22
Item 12.          Security Ownership of Certain Beneficial Owners and Management.............  22
Item 13.          Certain Relationships and Related Transactions.............................  22

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........  23

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         U.S. Restaurant Properties, Inc. (the "Company"), a fully integrated, self-administered real estate investment trust ("REIT"), is one of the largest publicly-traded entities in the United States that is dedicated to acquiring, owning, managing and selectively developing restaurant, service station and other service retail properties. At December 31, 1998, the Company's portfolio consisted of 854 core business properties (Properties) diversified geographically in 48 states and operated by approximately 320 operators. In addition, the Company also held 10 billboard properties and one office building. The Properties are leased by the Company on a triple net basis primarily to operators of fast food and casual dining chain restaurants affiliated with major brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R) and Schlotzsky's(R) and regional franchises such as Grandy's(R) and Taco Cabana(R), and to gasoline service station operators affiliated with major brands such as Shell(R), Texaco(R) and Arco(R). As of December 31, 1998, over 99% of the Properties were leased pursuant to leases with average remaining lease terms (excluding extension options) in excess of ten years.

         The Company is a Maryland corporation which made an election to be taxed as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1997. Both the common stock, par value $.001 per share (the "Common Stock"), and the $1.93 Series A Cumulative Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company are traded on the New York Stock Exchange under the symbols "USV" and "USV pA," respectively. The principal executive offices of the Company are located at 5310 Harvest Hill Road, Suite 270, Dallas, Texas 75230. The telephone number is (972) 387-1487.

HISTORY AND STRUCTURE OF THE COMPANY

         The Company's predecessor, U.S. Restaurant Properties Master LP ("USRP"), formerly Burger King Investors Master L.P. and U.S. Restaurant Properties Operating L.P. (the "Operating Partnership"), formerly Burger King Operating L.P., were formed in 1985 by Burger King Corporation ("BKC") and QSV Properties, Inc. ("QSV"), both of which were at that time wholly-owned subsidiaries of The Pillsbury Company. QSV acted as the general partner of USRP and U.S. Restaurant Properties Operating L.P. BKC was a special general partner of USRP until its withdrawal on November 30, 1994. USRP effected an initial public offering in 1986 and the proceeds therefrom were used to buy the Company's initial portfolio of 128 properties from BKC. From 1986 through March 1995, the partnership agreement governing USRP limited the activities of the Company to managing the original portfolio of properties.

         In May 1994, existing management assumed control of the Company and began implementing a number of new strategies intended to pursue Company growth. These strategies have involved the Company in, among other things, acquiring new properties, enhancing investment returns through merchant banking activities and developing new co-branded service centers on a selective basis. From May 1994 through December 31, 1998, the Company acquired 763 Properties for a net aggregate purchase price of approximately $515 million. Between December 31, 1998, and March 12, 1999, the Company has acquired an additional 13 properties (net of 10 dispositions) for a total net investment of approximately $24 million.

         On October 15, 1997, the Company effected the conversion of USRP into a self-administered REIT. The conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P., a partnership subsidiary of the Company, with and into USRP. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest

(the "Units") of USRP became stockholders of the Company. On October 16, 1997, the Common Stock, in replacement of the Units, commenced trading on the NYSE under the symbol "USV." In connection with the Conversion, QSV withdrew as general partner of USRP and Operating Partnership, effective as of October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner for USRP and the Operating Partnership. In exchange for its interests in USRP and the Operating Partnership and the termination of its management contract, QSV received 126,582 shares of Common Stock and 1,148,418 units of beneficial interest in the Operating Partnership ("Operating Partnership Units"), which are exchangeable at any time for shares of Common Stock on a one-for-one basis, and the right to receive up to 825,000 additional Operating Partnership Units in 2001 if certain earnings targets are met by the year 2000. The earnings targets are based upon what QSV would have received under their prior management contract.

DIVERSIFICATION

         The Company conducts its operations in such a manner as to enhance the predictability and sustainability of its cash flows. The Company enhances the predictability of the operating performance of the Properties and its financial position by diversifying its portfolio by geographic location and number of tenants. The Company believes that geographic diversification minimizes the effects on the Company's financial position of downturns in regional and local economics. The Properties are further diversified by number of tenants. At December 31, 1998, only one tenant accounts for over 6% of the Company's properties. Sybra, Inc., the operator of 81 Arby's(R) restaurants located on the Properties, accounted for 9% of the Company's minimum base rental revenues for the year ended December 31, 1998.

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

         Substantially all of the Company's existing leases are "triple net." Triple net leases typically require the tenants to be responsible for the property operating costs, including property taxes, insurance and maintenance. A majority of the Company's leases provide for a base rent plus a percentage of the restaurant's sales in excess of a threshold amount. The triple net lease structure is designed to provide the Company with a consistent stream of income without the obligation to reinvest in the property. For the twelve months ended December 31, 1998, base rental revenues and percentage rental revenues represented 91% and 9%, respectively, of total gross rental revenues.

         The Company seeks to renew and restructure leases which will provide for an increase in the percentage of total rental revenues derived from base rental revenues and a decrease in the percentage of total rental revenues derived from percentage rental revenues. For the year ended December 31, 1998, percentage rental revenues represented 9% of total rental revenues (12% before the effect of implementation of EITF 98-9), down from 16% in the prior year. In addition, the Company has implemented an early renewal program pursuant to which the Company offers remodeling financing to tenants in consideration for renewing and restructuring leases. To date, the Company has renewed 72 leases under this program, with an aggregate of $2.6 million paid out by the Company for remodeling. The Company considers the remodeling financing to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals. The early renewal program has resulted in an increase of the average remaining lease term of the Properties to over twelve years, thus mitigating the risk of non-renewal of leases.

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


                          LEASE EXPIRATION SCHEDULE (1)

                                                                         NUMBER             PERCENT
                                                                       OF LEASES             OF
                 YEAR                                                   EXPIRING            TOTAL
                 ----                                                  ---------            -------
                 1999 to 2000........................                       49                  6%
                 2001 to 2003........................                       91                 11%
                 2004 to 2006........................                       67                  8%
                 2007 to 2009........................                       48                  6%
                 2010 to 2012........................                       38                  4%
                 2013 to 2015........................                       78                  9%
                 2016 to 2018........................                      395                 46%
                 2019 to 2021........................                       25                  3%
                 2022 to 2024........................                       10                  1%
                 Properties under development........                       17                  2%
                 Unleased operating properties.......                       14                  1%
                 Other (2)...........................                       22                  3%
                                                                           ===                ===
                 Total core business properties......                      854                100%
                                                                           ===                ===

(1)  The lease expiration schedule does not include lease extension options.

(2)  Consists of 22 sandwich lease properties

OWNERSHIP OF REAL ESTATE INTERESTS

         Of the 854 Properties included in the Company's portfolio as of December 31, 1998, the Company (i) owned both the land and the restaurant building in fee simple on 687 of such Properties (the "Fee Properties"), (ii) owned the land, with the tenant owning the restaurant building, on 37 of such Properties and (iii) leased the land, the building or both from a third-party lessor on 130 of such Properties (the "Leasehold Properties"). Of the 130 Leasehold Properties, 38 are Properties on which the Company leases from a third party the underlying land, the restaurant building and the other improvements thereon (the "Primary Leases") and then subleases the property to the restaurant operator. Under the terms of the remaining 92 Leasehold Properties (the "Ground Leases"), the Company leases the underlying land from a third party and owns the restaurant building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The terms of the Primary Leases and

Ground Leases expire from 1 to 12 years. With renewal options considered, the terms of the Primary Leases and Ground Leases expire from 1 to 33 years, with the average remaining term being 20 years.

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

USE AND OTHER RESTRICTIONS ON THE OPERATION AND TRANSFER OF BURGER KING RESTAURANT PROPERTIES

         The Company was originally formed for the purpose of acquiring all BKC's interests in the original portfolio and leasing or subleasing them to BKC franchisees under the leases/subleases. Accordingly, the Operating Partnership Agreement contains provisions that state, except as expressly permitted by BKC, that the Company may not use such properties for any purpose other than to operate a Burger King restaurant during the term of the lease. In furtherance thereof, the Operating Partnership Agreement: (i) requires the Company, in certain specified circumstances, to renew or extend a lease/sublease and enter into a new lease with another franchisee of BKC, to approve an assignment of a lease/sublease, to permit BKC to assume a lease/sublease at any time and to renew a Primary Lease, and (ii) imposes certain restrictions and limitations upon the Company's ability to sell, lease or otherwise transfer any interest in such properties. The Operating Partnership Agreement requires the Company to provide BKC notice of default under a lease/sublease and an opportunity to cure such default prior to taking any remedial action. The Operating Partnership Agreement also requires the Company under certain circumstances to provide tenants with assistance with remodeling costs. Such terms with respect to such properties imposed on the Company by the Operating Partnership Agreement may be less favorable than those imposed upon other lessors of Burger King restaurants. BKC has advised the Company that it intends to waive or not impose certain of the restrictive provisions contained in the Operating Partnership Agreement.

EMPLOYEES AND MANAGEMENT

         On February 28, 1999, the Company had approximately 45 employees. The Company believes that relations with its employees are good.

COMPETITION

         The Company believes that it competes with numerous other publicly-owned entities, some of which dedicate substantially all of their assets and efforts to acquiring, owning and managing chain restaurant properties. The Company also competes with numerous private firms and individuals for the acquisition of restaurant, service station and other service retail properties. In addition, there are other publicly owned entities that are dedicated to acquiring, owning and managing triple net lease properties. The majority of chain restaurant properties are owned by restaurant operators and real estate investors. Management believes, based on its industry knowledge and experience, that this fragmented market provides the Company with substantial acquisition opportunities. The Company also believes that the inability of most small service retail owners to obtain funds with which to compete for acquisitions as timely and inexpensively as the Company provides the Company with a competitive advantage when seeking to acquire a restaurant property.

         The restaurants operated on the Company's properties are subject to significant competition (including, for example, competition from other national and regional "fast food" restaurant chains, local restaurants, national and regional restaurant chains that do not specialize in "fast food" but appeal to many of the same customers as do "fast food" restaurants, and other competitors such as convenience store and supermarkets that sell ready-to-eat food). The success of the Company depends, in part, on the ability of the restaurants operated on the properties to compete successfully with such businesses. The Company does not anticipate that it will seek to engage directly in or meet such competition. Instead, the Company will be dependent upon the experience and ability of the lessees operating the restaurants located on the properties and, with respect to its franchisee operated properties, the franchisor systems generally, to compete with these other restaurants and similar operations. The Company believes that the ability of its lessees to compete is affected by their compliance with the image requirements at their restaurants.

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

         In connection with the Company's acquisition of a new property, a Phase I environmental assessment is obtained. A Phase I environmental assessment involves researching historical uses of a property, analyzing databases containing registered underground storage tanks and other matters, and including an on-site inspection to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, is ordered for further evaluation and, depending upon the results of such assessment, the transaction is consummated or the acquisition is terminated. The Company generally places acquired properties with potential issues in special purpose limited liability companies to limit any future claims concerning the properties, and requires tenants to assume obligations relating to environmental issues.

         The Company is not currently a party to any litigation or administrative proceeding with respect to any property's compliance with environmental standards. Furthermore, the Company is not aware of nor does it anticipate any such action, or the need to expend any of its funds, in the foreseeable future in connection with its acquisition or ownership of existing properties which would have a material adverse affect upon the Company's financial position, operations or cash flow.

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

ITEM 2.  PROPERTIES

GENERAL

         The Company acquires, owns, manages and selectively develops restaurant, service station and other service retail properties that it leases on a triple net basis primarily to operators of fast food and casual dining chain restaurants affiliated with national brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R) and Schlotzsky's(R) and regional brands such as Grandy's(R) and Taco Cabana(R). During the first year following acquisition by the Company, the Properties have historically provided the Company with an aggregate first year return on total investment in excess of 11%. Management believes that the long-term, triple net structure of its leases results in a more predictable and sustainable income stream than other forms of real estate investments.

PROPERTIES

         As of December 31, 1998, the Company owned 854 core business properties, including 208 Burger King(R) Properties (out of approximately 6,400 U.S. locations), 87 Arby's(R) Properties (out of approximately 2,890 U.S. locations), 41 Dairy Queen(R) Properties (out of approximately 6,000 U.S. locations), 27 Hardee's(R) Properties (out of approximately 2,300 U.S. locations), 20 Pizza Hut(R) Properties (out of approximately 9,570 U.S. locations), 28 Schlotzsky's(R) Properties (out of approximately 560 U.S. locations) and eight Chili's(R) Properties (out of approximately 110 U.S. locations). The Properties are diversified geographically in 48 states, with no state, except Texas (32%), accounting for greater than 8% of the Properties. Of the 854 Properties, approximately 99% were leased on a triple net basis as of December 31, 1998.

         The following table contains information by state regarding the Properties owned by the Company as of December 31, 1998.


                                                     NUMBER OF    PERCENT OF
                  LOCATION BY STATE                  PROPERTIES     TOTAL
            ---------------------------------------  ----------   ----------
            Texas .................................     273          32%
            Georgia ...............................      72           8%
            Florida ...............................      38           5%
            New York ..............................      35           4%
            Illinois ..............................      34           4%
            Michigan ..............................      33           4%
            California ............................      31           4%
            Oklahoma ..............................      26           3%
            Arizona ...............................      24           3%
            Minnesota .............................      23           3%
            North Carolina ........................      22           3%
            Pennsylvania ..........................      20           2%
            Tennessee .............................      19           2%
            Iowa ..................................      18           2%
            Indiana ...............................      16           2%
            South Carolina ........................      15           2%
            Maryland ..............................      12           1%
            Louisiana .............................      11           1%
            Missouri ..............................      11           1%
            Arkansas ..............................      10           1%
            Ohio ..................................      10           1%
            Wisconsin .............................      10           1%
            Other states (less than 10 properties).      91          11%
                                                        ---         ---
            Total core business properties.........     854         100%
                                                        ===         ===


         The Company intends to continue to acquire properties affiliated with major national brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R) and Schlotzsky's(R) and regional brands such as Grandy's(R) and Taco Cabana(R), operated by competent, financially-stable multi-unit restaurant operators. The Company believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company believes its income stream is further protected through the increasing diversification of the Properties by brand affiliation. Since existing management assumed control of the Company in May 1994, the Company has significantly expanded the number of its brand affiliations. Of the 763 Properties acquired since May 1994, only 104 are Burger King(R) restaurants and the balance are affiliated with other national and regional chain restaurants.

         The following table contains information by brand regarding the Properties owned by the Company as of December 31, 1998.

                                               NUMBER OF      PERCENT OF
                        BRAND NAME             PROPERTIES      TOTAL
              ------------------------------   ----------     ----------
              Burger King ....................     208           24%
              Arby's .........................      87           10%
              Fina ...........................      53            6%
              Dairy Queen ....................      41            5%
              Grandy's .......................      30            4%
              Schlotzsky's ...................      28            3%
              Hardee's .......................      27            3%
              Conoco .........................      27            3%
              El Chico .......................      22            3%
              Popeye's .......................      20            2%
              Pizza Hut ......................      20            2%
              Kettle .........................      19            2%
              Bruegger's Bagel ...............      17            2%
              Applebee's .....................      12            1%
              Phillip 66 .....................      10            1%
              Citgo ..........................       9            1%
              Chili's ........................       8            1%
              Wendy's ........................       8            1%
              Denny's ........................       6            1%
              Kentucky Fried Chicken .........       5            1%
              Taco Bell ......................       5            1%
              Mobil ..........................       4            1%
              Chevron ........................       2            0%
              Other brands ...................     186           22%
                                                   ---          ---
              Total core business properties..     854          100%
                                                   ===          ===

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         There were no matters submitted to stockholders in the quarter ended December 31, 1998.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock is traded on the New York Stock Exchange under the symbol "USV". The high and low sales prices of the shares and the distributions paid during each calendar quarter of 1997 and 1998, and through March 12, 1999 are set forth below (market prices and distributions per share have been adjusted to reflect the impact of the three-for-two stock split effected on October 30, 1997):


                                                        DIVIDENDS AND
                               MARKET PRICE             DISTRIBUTIONS
                     HIGH         LOW         CLOSE        PAID
                   --------     --------     --------     --------
      1997
First Quarter      $20.5833     $17.8333     $18.0000     $ 0.3333
Second Quarter      19.7917      17.6667      19.6667       0.3433
Third Quarter       23.4167      19.6667      22.9583       0.3500
Fourth Quarter      25.6667      21.6250      23.9375       0.3575
                                                          --------
                                                          $ 1.3841

      1998

First Quarter      $28.2500     $23.6875     $27.3750     $ 0.3700
Second Quarter      30.1250      26.8125      27.0625       0.3850
Third Quarter       29.2500      23.1250      25.4375       0.4000
Fourth Quarter      25.8125      21.8125      24.3125       0.4175
                                                          --------
                                                          $ 1.5725

     1999

First Quarter      $24.6250     $17.7500     $17.8750     $ 0.4300
 (Through March 12)


As of March 12, 1999, the Common Stock was held by 1,735 stockholders of record. The Company makes quarterly distributions in the form of dividends to common stockholders and distributions to holders of Operating Partnership units. As a REIT, the Company is required to distribute 95% of taxable income to shareholders in the form of dividends. Of the $1.5725 per share distributed in 1998, $1.0064, or 64%, represented ordinary dividend income, and $0.5661, or 36%, represented return of capital.

ITEM 6.  SELECTED FINANCIAL DATA.

The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto.


                                                                             YEARS ENDED DECEMBER 31,
                                                         ---------------------------------------------------------------------
                                                                  in thousands, (except per unit/share and property data)
                                                           1994           1995           1996           1997           1998
                                                         ---------      ---------      ---------      ---------      ---------
STATEMENT OF INCOME:
Revenues
     Rental income .................................     $   6,340      $   7,540      $  16,346      $  32,925      $  54,501
     Interest Income ...............................            94             70            194          1,091          2,855
     Amortization of unearned income on
            Direct financing leases ................         2,453          2,240          1,978          1,568          1,174
                                                         ---------      ---------      ---------      ---------      ---------
Total Revenues .....................................     $   8,887      $   9,850      $  18,518      $  35,584      $  58,530


Expenses:
     Rent ..........................................         1,348          1,405          2,080          2,488          3,158
     Depreciation and amortization .................         1,361          1,541          3,978          9,415         15,753
     General and  administrative ...................         1,144          1,419          2,299          3,590          4,793
     Interest expense ..............................            90            262          2,720         10,011         16,689
     REIT Conversion Costs .........................          --             --             --              920           --
     Termination of management contract ............          --             --             --           19,220         12,047
     Equity in net loss of contract ................          --             --             --             --              317
     Non-cash charge for impairment of
       long-lived assets ...........................            11           --             --             --              127
                                                         ---------      ---------      ---------      ---------      ---------
Total expenses .....................................     $   3,954      $   4,627      $  11,077      $  45,644      $  52,884
Gain on sale of property ...........................          --             --               32            869            403
Minority interest in operating partnership .........          --             --             --             (202)            58
Loss on early extinguishment of debt ...............          --             --             --             --             (190)
                                                         ---------      ---------      ---------      ---------      ---------
Net income (loss) ..................................     $   4,933      $   5,223      $   7,473      $  (9,393)     $   5,917
                                                         =========      =========      =========      =========      =========
Net income (loss) allocable to
     Unitholders/Shareholders(1) ...................     $   4,834      $   5,119      $   7,325      $ (10,261)     $  (1,185)
Weighted average units/shares outstanding (2):
     Basic .........................................         6,953          6,957          8,984         11,693         13,325
     Diluted .......................................         6,953          7,015          9,190         11,693         13,325
Earnings (loss) per unit/share (2):
     Basic .........................................     $    0.70      $    0.74      $    0.82      $   (0.88)     $   (0.09)
     Diluted .......................................     $    0.70      $    0.73      $    0.80      $   (0.88)     $   (0.09)
Dividends/distributions per unit/share (2) .........     $    1.07      $    1.14      $    1.25      $    1.38      $    1.57

BALANCE SHEET  DATA:
Total assets .......................................     $  62,889      $  71,483      $ 177,418      $ 359,149      $ 604,169
Line of credit and long term debt ..................          --           10,931         69,486        129,196        342,112
Capitalized lease obligations ......................           775            563            362            170             63
General partners' capital ..........................         1,308          1,241          1,163            N/A            N/A
Limited partners' capital ..........................        60,361         58,071        103,120            N/A            N/A
Stockholders' equity ...............................           N/A            N/A            N/A        205,412        209,775
Minority interest ..................................           N/A            N/A            N/A         19,536         29,567

OTHER DATA:
Funds From Operations (FFO)(3) .....................     $   7,638      $   8,314      $  13,111      $  20,744      $  30,686
Cash flow from operating activities ................     $   6,990      $   9,288      $  13,852      $  19,334      $  41,002
Cash flow from (used  in) investing activities .....     $    --        $ (12,039)     $(100,978)     $(174,040)     $(246,488)
Cash flow from (used in) financing activities ......     $  (7,569)     $   2,077      $  87,500      $ 155,429      $ 206,239
Number of properties ...............................           123            139            322            591            854


--------------------
(1) Prior to October 15, 1997 the Company operated in the form of a master limited partnership. Amounts shown for years prior to 1997 reflect net income allocable to partnership unitholders, net income per partnership unit, and cash distributions declared per partnership unit.

(2) Weighted average number of units/shares outstanding, dividends/distributions per unit/share and earnings (loss) per unit/share have been adjusted to reflect the three-for-two split of the Common Stock and calculation of earnings (loss) per unit/share in accordance with SFAS 128.

(3) The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), plus real estate related depreciation and amortization but excluding the effects of direct financing leases, minority interest, unusual charges and gains (or losses) from debt restructuring and sales of property, and the effect of EITF 98-9. The Company believes FFO enhances and is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

         The Company derives its revenue from the leasing of its Properties to operators (primarily restaurant) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance. A majority of the Company's leases provide for base rent plus a percentage of the restaurant's sales in excess of a threshold amount. As a result, a portion of the Company's revenues is a function of the number of restaurants in operation and their level of sales. Sales at individual restaurants are influenced by local market conditions, by the efforts of specific restaurant operators, by marketing, by new product programs, support by the franchisor and by the general state of the economy.

         On October 15, 1997 the Company changed its form of business from a master limited partnership to a REIT. U.S. Restaurant Properties, Inc. became the successor entity to U.S. Restaurant Properties Master L.P. The results of operations for the period October 15, 1997 to December 31, 1997 and for the year ended December 31, 1998 are presented as the continuation of the operations of the predecessor entity.

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

Comparison of the twelve months ended December 31, 1998 to the twelve months ended December 31, 1997

         The Company owned 591 properties prior to January 1, 1998. The Company acquired 286 properties from January 1, 1998 to December 31, 1998, the operations of which are included in the periods presented from their respective dates of acquisition.

         Revenues, including income earned on direct financing leases, in the twelve months ended December 31, 1998 totaled $58,530,000, an increase of 64% when compared to the twelve months ended December 31, 1997. The increase was due primarily to increases in the number of properties owned during this period as compared to the same period in 1997. Through December 31, 1998, approximately 9% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 16% for the year ended December 31, 1997. Percentage rents for 1998 would have been approximately 12% of the Company's rental revenues before adjustment for the impact of EITF 98-9. Thus, during the twelve months ended December 31, 1998, the impact of fluctuations in restaurant sales had a diminishing impact on total rental revenues.

         Also included in revenues is interest income relating to secured notes and mortgages receivable from tenants and related parties. Interest income was $2,855,000 for the twelve months ended December 31, 1998 and $1,091,000 for the twelve months ended December 31, 1997, an increase of 162%. The increase over 1997 resulted primarily from the increase in mortgage loan receivables during the year ended December 31, 1998.

         Rent expense for the twelve months ended December 31, 1998 totaled $3,158,000, an increase of 27% when compared to the twelve months ended December 31, 1997. Depreciation and amortization expenses in the twelve months ended December 31, 1998 totaled $15,753,000, an increase of 67% when compared to the twelve months ended December 31, 1997. The increase in rent expense and depreciation and amortization expenses directly relate to the property acquisitions.

         General and administrative expenses for the twelve months ended December 31, 1998 totaled $4,793,000, an increase of 34% when compared to the twelve months ended December 31, 1997. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth, and to replace management functions performed under the management contract prior to October 15, 1997, and an increase in bad debt reserves that relate to the increase in the number of properties managed.

         Interest expense for the twelve months ended December 31, 1998 totaled $16,689,000, an increase of 67%, when compared to the twelve months ended December 31, 1997. The increase in interest expense directly relates to the additional debt associated with the acquisitions.

         A non-cash accounting charge of $12,047,000 relating to the termination of the management contract with QSV was recorded for the year ended December 31, 1998. This charge represents the market value, based on the market value of a share of the Common Stock at December 31, 1998, of 495,509 contingent Operating Partnership Units which would be earned by QSV at December 31, 1998 under the terms of the terminated management contract. A total of 825,000 shares of Common Stock of the Company or their equivalent in Operating Partnership Units will be issued to QSV if certain earnings targets are met by the year 2000. These Operating Partnership Units have not been issued, and will not participate in any income (loss) or receive any distributions from the Operating Partnership until they have been earned and issued.

         Equity in net loss of affiliates of $317,000 for the twelve months ended December 31, 1998 relates to the Company's share of net losses from its investments in other entities in which the Company holds a minority interest. The non-cash charge for impairment of long-lived assets of $127,000 for the twelve months ended December 31, 1998 relates to the Company's routine review of the carrying value of real estate, direct financing leases and intangibles.

         Minority interest in net income of the Operating Partnership of $58,000 for 1998 related to Operating Partnership units held by QSV and other minority interest holders. Gain on sale of properties of $403,000 in 1998 related primarily to the sale of 12 restaurant properties for cash of $6,679,000 net of closing costs. The loss on early extinguishment of debt of $190,000 for the year ended December 31, 1998 relates to the write off of unamortized deferred financing costs in conjunction with the termination of the Company's secured revolving credit facility in January, 1998.

Comparison of the twelve months ended December 31, 1997 to the twelve months ended December 31, 1996

         The Company owned 322 properties prior to January 1, 1997. The Company acquired 277 properties and sold eight properties from January 1, 1997 to December 31, 1997, the operations of which are included in the periods presented from their respective dates of acquisition.

         Revenues, including income earned on direct financing leases, in the twelve months ended December 31, 1997 totaled $35,584,000, an increase of 92% when compared to the twelve months ended December 31, 1996. The increase was due primarily to increases in the number of properties owned during this period as compared to the same period in 1996. Through December 31, 1997, approximately 16% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 33% for the year ended December 31, 1996. Thus, during the twelve months ended December 31, 1997, the impact of fluctuations in restaurant sales had a diminishing impact on total rental revenues. Also included in revenues is interest income relating to secured notes and mortgages receivable from tenants and related parties. Interest income was $1,091,000 in 1997.

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

         Interest expense for the twelve months ended December 31, 1997 totaled $10,011,000, an increase of 268%, when compared to the twelve months ended December 31, 1996. The increase in interest expense directly relates to the additional debt associated with the acquisitions.

         Minority interest in net income of the Operating Partnership of $202,000 for 1997 related to Operating Partnership Units held by QSV after October 15, 1997. Gain on sale of properties of $869,000 in 1997 related primarily to the sale of five restaurant properties for cash of $3,960,000. REIT conversion costs of $920,000 consisted of direct costs associated with the conversion of the Company to a REIT on October 15, 1997.

         A non-cash accounting charge of $19.2 million relating to the termination of the management contract was recorded on October 15, 1997. The management contract termination cost was computed as the fair market value of the Operating Partnership Units issued upon conversion from a master limited partnership to a REIT less QSV's existing investment basis in USRP. The fair market value of the Operating Partnership Units ($19.00 based on the market value of a share of Common Stock at that time) was determined by the average unit price for the five trading days before and after the announcement of the conversion. This accounting charge increased expenses by $19,220,000 and was the direct cause of the net loss incurred by the Company for the twelve months ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES.

         The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to pay dividends and reduce amounts outstanding under the Company's credit agreements. As of December 31, 1998, the Company has non-binding contracts for acquisitions of approximately $113.1 million. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. Thus the Company is generally not required to expend funds for remodels and renovation. However, the Company expects to spend approximately $1 million a year to renovate and remodel currently owned properties. At December 31, 1998 the Company had 17 properties in various stages of development. As of December 31, 1998 the Company had commitments of approximately $13 million representing construction contract costs not yet incurred.

         During 1998 the Company paid dividends of $1.5725 per share, or an aggregate of $22,824,000 to common stockholders and minority interests. In addition, the Company paid dividends of $1.93 per share, or an aggregate of $7,675,000 to holders of the Company's Preferred Stock. On March 15, 1999, the Company paid a dividend of $0.43 per share to common stockholders and minority interests and $0.4825 per share to preferred stockholders. In addition, on February 15, 1999, the Company declared a dividend of $0.4425 per share to common stockholders and minority interests and $0.4825 per share to preferred stockholders to be paid on June 15, 1999.

         On December 30, 1998 the Company financed part of a property acquisition with the seller in the amount of $6,550,000. The note bears interest at the rate of prime plus 1% per annum (8.75% as of December 31, 1998) and is due in two installments of $3,275,000 plus accrued interest on June 15, 1999 and December 30, 1999. On January 9, 1999, the Company issued a $20 million note payable to Pacific Life Insurance Company to fund the acquisition of properties. The note bears interest at the rate of LIBOR plus a margin of 300 basis points and is due on December 15, 1999. On March 10, 1999 the Company issued a $15 million short-term unsecured note payable to Equilon Enterprises to fund the acquisition of properties. The note must be repaid on or before May 10, 1999.

The Company's long-term capital needs include the refinancing of various debt facilities. Lines of credit and notes payable principal debt maturities for the next five years at December 31, 1998 are as follows (in thousands):


                       1999 ...............     $  6,574
                       2000 ...............       12,528
                       2001 ...............      136,031
                       2002 ...............       27,533
                       2003 ...............       47,536
                       Later ..............      111,910
                                                --------
                       Total ..............     $342,112
                                                ========

         On January 17, 1998 the Company entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This line of credit replaced the Company's existing line of credit. As of March 12, 1999, the Company has approximately $11 million available under the new unsecured line of credit. The Company may request advances under this line of credit to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. The banks will also issue standby letters of credit up to an aggregate of $30 million for the account of the Company under this loan facility. Letters of credit will generally not reduce availability under the terms of the agreement. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. As of March 12, 1999 the margin spread was 1.35%.

         In January, 1998 the note holders of the Company's 8.06% Series A Senior Secured Guaranteed Notes due January 31, 2000 in the amount of $12,500,000, and 8.30% Series B Senior Secured Guaranteed Notes due January 31, 2002 in the amount of $27,500,000, agreed to release the collateral for these notes. The proceeds were used to fund acquisitions and to pay down the revolving credit line.

         The Company has signed an agreement with Credit Lyonnais for an additional credit facility of up to $50 million, which is expected to close before the end of March, 1999. The facility will bear interest at the rate of LIBOR plus a margin of between 200 and 275 basis points and will be due in March, 2002.

Proceeds from this facility will be used to refinance the $15 million short-term note due on or before May 10, 1999, pay down the balance of the unsecured revolving credit line and for general corporate purposes.

         Management believes that cash from operations and the existing debt facilities, along with the Company's ability to raise additional debt and equity, including the issuance of Operating Partnership Units in exchange for properties, will provide the Company with sufficient liquidity to meet its short-term and long-term capital needs. However, there can be no assurance that the terms at which existing debt is refinanced will be as favorable to the company as under the existing facilities.

FUNDS FROM OPERATIONS (FFO)

         The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), plus real estate related depreciation and amortization but excluding the effects of direct financing leases, minority interest, unusual charges and gains (or losses) from debt restructuring and sales of property, and the effect of EITF 98-9. The Company believes FFO enhances and is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

         The following table sets forth, for the years ended December 31, the calculation of FFO:


(AMOUNTS IN THOUSANDS)                         1996          1997          1998
Net income (loss) allocable to
     Common stock/unit holders               $  7,325      $(10,261)     $ (1,185)

Direct financing lease payments                 2,041         2,286         2,250
Capital lease principal payments                 (201)         (169)         (107)
Depreciation and amortization                   3,978         9,415        15,677
Income allocable to minority interest            --             202           (58)
Gain on sale of property                          (32)         (869)         (403)
REIT Conversion costs                            --             920          --
Termination of management contract (1)           --          19,220        12,047
Loss on early extinguishment of debt             --            --             190
Non-cash impairment of long-lived assets         --            --             127
Effect of EITF 98-9 (2)                          --            --           2,148
                                             --------      --------      --------
Funds from operations (FFO)                  $ 13,111      $ 20,744      $ 30,686
                                             ========      ========      ========
Total shares/units applicable to FFO            9,190        12,179        14,641
                                             ========      ========      ========

(1) The charge for the management contract is an unusual non-cash charge against earnings. The Company has no other management contracts and the termination of this contract is a one time event and does not relate to the ongoing business activity of the Company. The 1998 charge relates to contingent Operating Partnership Units that would be earned by QSV at December 31, 1998 under the terms of the terminated management contract. Since FFO is intended as a supplementary measure of operating performance, this charge has been added back to net income in arriving at FFO.

(2) Net income (loss) for 1998 reflects the implementation of EITF Issue 98-9, effective May 21, 1998. The adjustment for EITF 98-9 represents a deferral of revenue to future periods for which cash has been received. Since FFO is intended as a supplementary measure of operating performance, the impact of adoption of EITF Issue 98-9 has been added back to net income in arriving at FFO.

INFLATION

         Some of the Company's leases are subject to adjustments for increases in the Consumer Price Index, which reduces the risk to the Company of the adverse effects of inflation. Additionally, to the extent inflation increases sales volume, percentage rents may tend to offset the effects of inflation on the Company. Because triple net leases also require the restaurant operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs (including environmental costs) and insurance, some or all of the inflationary impact of these expenses will be borne by the restaurant operator and not by the Company.

         Operators of restaurants, in general, possess the ability to adjust menu prices quickly. However, competitive pressures may limit a restaurant operator's ability to raise prices in the face of inflation.

SEASONALITY

         Fast food restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increase leisure travel. This seasonality can be expected to cause fluctuations in the Company's quarterly revenue to the extent it recognizes percentage rent.

NEW ACCOUNTING PRONOUNCEMENTS

         In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provides guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rents"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998.

         In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This standard establishes new accounting and reporting standards for derivative financial instruments and must be adopted no later than January 2000. The Company is currently evaluating the effect of this standard and does not expect it to have a material effect on its results of operations, financial position or cash flows.

YEAR 2000 SYSTEMS CONVERSION

         The Company recognizes the need to ensure that its data processing systems and operations are not adversely affected by the change to the calendar year 2000. All software currently in use at U. S. Restaurant Properties, Inc. is represented by the respective manufacturer to be compliant. In addition, the Information Technology Association of America certifies through its ITAA*2000 program, that our accounting software and the software used by our outside payroll processor are Year 2000 compliant. All owned-property information is maintained in a database that mandates use of 4-digit year input, thus removing any Year 2000 ambiguity.

Hardware in current use has been tested and found to be compliant or to support manual rollover. Two older workstations retained for historical data retrieval from retired systems are not compliant. However, such non-compliance is not believed to effect retrieval of the data and no upgrade is planned. All hardware not related to information processing (e.g., copiers, faxes, phones, etc.) is represented by the respective manufacturer to be compliant with the exception of one fax machine. No upgrade is planned. Ongoing verification of Company systems will continue throughout 1999.

All major vendors and all tenants were surveyed to determine the extent of their preparedness to meet Y2K challenges and to assess any possible impact on USRP from a material third-party failure. Vendor responses received do not identify any major potential problems. Several vendors, including an insurance provider, an attorney, a printer and a stock-handling agency, have not responded to our inquiries. Services provided by these vendors can be easily obtained from other sources. No problems are anticipated in securing these services.

Tenant responses to the survey have to date been limited. Of 309 requested responses, 33 have been received. The Company is sending additional surveys to major tenants to try to determine preparedness. Should adequate assurances that tenants are prepared not be received, a contingency plan will be formulated to deal with any payment defaults.

In the event of information system failure, the Company would continue to process transactions manually, assisted by any systems still correctly functioning. The primary costs associated with such a scenario would be time delays associated with handling of information and any additional personnel required to process the data. We believe the costs associated with such personnel would not exceed $150,000.

The Company has not finalized its contingency plan as of this date. However, a formal contingency plan will be developed as any risks are identified during 1999. The Company does not anticipate any material impact on its results from operations or its financial condition as a result of any Year 2000 compliance issues. The estimated remaining costs of compliance, consisting primarily of verification and testing costs, are not expected to exceed $25,000.

The most reasonably likely worst case scenario would involve some or all of the following elements, none of which pose a serious threat to the operations of
USRP:

1. The operation of some of the properties will be inconvenienced due to the failure of alarm and safe systems which may temporarily prevent the timely opening of the restaurant or service station on January 1, 2000. The operator may be able to bypass the systems involved to overcome these inconveniences.

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

If some or all of the above conditions become severe or sustained for any individual tenant, that tenant may become unable to pay rents on a timely basis. Should this affect a number of tenants, USRP could experience a reduction of cash receipts and could issue default notices to those tenants. A default due to non-payment of rent arising from non-compliance issues could result in the termination of a lease. Correcting any non-compliant systems could require additional capital expenditures on the part of the Company in order to prepare the property for re-lease. These expenditures, should they be required, are not expected to be significant. Availability of resources to correct deficiencies could be limited depending on the extent of failures experienced in the industry.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

         The fair value of the Company's investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest denominated instruments. However the Company's investment portfolio of $3 million is relatively small, and changes in value relating to market risks would not significantly impact the Company's earnings. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans, and are not a significant factor in the board of directors' determination of the fair value of these loans.

         An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate revolving line of credit. At December 31, 1998 there was $136,000,000 of variable rate debt outstanding on this facility. This facility is priced with a floating interest rate based on LIBOR plus a margin of between 105 and 135 basis points. The Company has no interest rate swap or other hedging agreements relating to this facility. This facility represents approximately 40% of the Company's outstanding long term debt. A 10% increase or decrease in interest rates would result in an increase or decrease in interest charges relating to this facility of approximately $680,000 for a full year. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

         The Company has on occasion issued shares of Common Stock or Operating Partnership Units in exchange for property, and has guaranteed a minimum value for those shares/units. Should the market value of the Common Stock not reach the guaranteed value by a specified date (usually two or three years after issue), then the Company may be obligated to issue additional shares/units under the guarantee agreements. At December 31, 1998 there were 568,944 shares of Common Stock and 14,254 Operating Partnership Units with guaranteed market prices of between $15.33 and $30.00 per share/unit. The dilutive equivalent of these guarantees at the end of 1998 represented an additional 3,791 shares.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.


ITEM 11. EXECUTIVE COMPENSATION.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

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


(b)      Reports on Form 8-K.

               A report on Form 8-K/A dated November 26, 1997 was filed with the Securities and Exchange Commission on January 23, 1998 reporting information regarding the acquisition of 68 properties.

               A report on Form 8-K and 8-K/A dated January 21, 1998 was filed with the Securities and Exchange Commission on February 4, 1998 and March 20, 1998, respectively, reporting information regarding the acquisition of 35 properties.

               A report on Form 8-K and 8-K/A dated June 24,1998 was filed with the Securities and Exchange Commission on July 7, 1998 and August 21, 1998, respectively, reporting information regarding the acquisition of 58 properties.

               A report on Form 8-K and 8-K/A dated August 7, 1998 was filed with the Securities and Exchange Commission on August 21, 1998 and October 6, 1998, respectively, reporting information regarding the acquisition of 74 properties.

(c)      Exhibits.

               The Exhibits filed as part of this Annual Report on Form 10-K are submitted as a separate section.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               U.S. Restaurant Properties, Inc.


                                               By:  /s/ Robert J. Stetson
                                                    ---------------------------
                                                        Robert J. Stetson
                                                    Chief Executive Officer and
                                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S Restaurant Properties, Inc. and in the capacities and on the dates indicated.


    SIGNATURES                                               TITLE                         DATE
/s/ Robert J. Stetson                                Chief Executive Officer,           March 29, 1999
-------------------------                            President and Director
Robert J. Stetson                                    (Principal Executive Officer)



/s/ Fred H. Margolin                                 Chairman of the Board of           March 29, 1999
-------------------------                            Directors, Secretary and
Fred H. Margolin                                     Director



/s/ Michael D. Warren                                Director of Finance                March 29, 1999
-------------------------                            (Principal Accounting Officer)
Michael D. Warren


/s/ Gerald H. Graham                                 Director                           March 29, 1999
-------------------------
Gerald H. Graham


/s/ David K. Rolph                                   Director                           March 29, 1999
-------------------------
David K. Rolph


/s/ Darrel L.Rolph                                   Director                           March 29, 1999
-------------------------
Darrel L. Rolph


/s/ Eugene G.Taper                                   Director                           March 29, 1999
-------------------------
Eugene G. Taper

                       This page intentionally left blank

                          INDEX TO FINANCIAL STATEMENTS


U.S. RESTAURANT PROPERTIES, INC.
CONSOLIDATED FINANCIAL STATEMENTS
   Independent Auditors' Report......................................................................F - 2
   Consolidated Balance Sheets as of December 31, 1998 and 1997......................................F - 3
   Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996........F - 5
   Consolidated Statements of Other Comprehensive Operations for the years ended
     December 31, 1998, 1997 and 1996................................................................F - 6
   Consolidated Statement of Stockholders' Equity and Partners' Capital for the years ended December 31, 1998, 1997 and 1996..........................................................F - 7
   Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996........F - 8
   Notes to Consolidated Financial Statements........................................................F - 10

The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

   Schedule III - Real Estate and Accumulated Depreciation...........................................S - 1

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.


We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties, Inc. and its subsidiaries (the Company) (formerly U.S. Restaurant Properties Master L.P.) as of December 31, 1998 and 1997, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and partners' capital and cash flows for each of the three years in the period ended December 31, 1998. Our audit for the year ended December 31, 1998 also included the financial statement schedule listed in the Index at Item 14
(a) (2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Restaurant Properties, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for contingent rents effective May 21, 1998 to comply with the consensus reached by the Emerging Issues Task Force in Issue 98-9.

/s/ DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP


Dallas, Texas
March 19, 1999

                        U.S. RESTAURANT PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      DECEMBER 31,
                                                                                ------------------------
                                                                                  1998            1997
                                                                                ---------      ---------
                                  ASSETS
Property, net
       Land                                                                     $ 172,155      $ 109,515
       Building and leasehold improvements                                        342,686        211,200
       Machinery and equipment                                                      8,057          4,813
                                                                                ---------      ---------
                                                                                  522,898        325,528
       Less:  Accumulated depreciation                                            (27,938)       (13,438)
                                                                                ---------      ---------
                                                                                  494,960        312,090

Construction in progress                                                           30,713           --

Cash and cash equivalents                                                           1,857          1,104
Restricted cash                                                                       700           --
Rent and other receivables, net
       (includes $1,962 and $523 due from related parties in 1998 and 1997,
         respectively)                                                             10,817          4,791
Prepaid expenses and purchase deposits                                             10,091          1,967
Investments                                                                         3,057             23
Notes receivable
       (includes $2,300 and $5,406 due from related parties in 1998 and 1997,
         respectively)                                                              8,225          8,518
Mortgage loan receivable                                                           23,275          5,947
Net investment in direct financing leases                                           9,678         13,764
Intangibles and other assets, net                                                  10,796         10,945
                                                                                ---------      ---------
                              TOTAL ASSETS                                      $ 604,169      $ 359,149
                                                                                =========      =========


                             continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
                     CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                    DECEMBER 31,
                                                                            ------------------------
                                                                              1998           1997
                                                                            ---------      ---------
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities
       (includes $0 and $121 due to related parties in 1998 and 1997,       $  11,492      $   4,193
respectively)
Accrued dividends and distributions                                             8,456           --
Unearned contingent rent                                                        2,148           --
Deferred gain on sale of property                                                 556            642
Lines of credit                                                               136,000         89,196
Notes payable                                                                 205,050         40,000
Mortgage note payable                                                           1,062           --
Capitalized lease obligations                                                      63            170
                                                                            ---------      ---------
                              TOTAL LIABILITIES                               364,827        134,201

COMMITMENTS AND CONTINGENCIES (NOTES 8 AND 9)

MINORITY INTEREST IN OPERATING PARTNERSHIP                                     29,567         19,536

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value per share;
    50,000 shares authorized,
    Series A - 3,680 shares issued and outstanding at December 31, 1998
    and 1997 (aggregate liquidation value of $92,000)                               4              4
Common stock, $.001 par value per share;
    100,000 shares authorized, shares issued and outstanding: 14,372
    at December 31, 1998; and 12,698 at December 31, 1997                          14             13
Additional paid in capital                                                    262,024        226,140
Excess stock, $.001 par value per share,
       15,000 shares authorized, no shares issued                                --             --
Accumulated other comprehensive loss                                             (797)          --
Distributions in excess of net income                                         (51,470)       (20,745)
                                                                            ---------      ---------
         TOTAL STOCKHOLDERS' EQUITY                                           209,775        205,412
                                                                            ---------      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 604,169      $ 359,149
                                                                            =========      =========

See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                          YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1998          1997          1996
                                                                  --------      --------      --------
REVENUES
       Rental income                                              $ 54,501      $ 32,925      $ 16,346
       Interest income                                               2,855         1,091           194
       Amortization of unearned income on
         direct financing leases                                     1,174         1,568         1,978
                                                                  --------      --------      --------
                                    TOTAL REVENUES                  58,530        35,584        18,518
EXPENSES
       Rent                                                          3,158         2,488         2,080
       Depreciation and amortization                                15,753         9,415         3,978
       General and administrative                                    4,793         3,590         2,299
       Interest expense                                             16,689        10,011         2,720
       REIT conversion costs                                          --             920          --
       Termination of management contract                           12,047        19,220          --
       Equity in net loss of affiliates                                317          --            --
       Non-cash charge for impairment of long-lived assets             127          --            --
                                                                  --------      --------      --------
                                    TOTAL EXPENSES                  52,884        45,644        11,077
                                                                  --------      --------      --------
Income (loss) before gain on sale of property and minority
     interest in operating partnership and extraordinary item        5,646       (10,060)        7,441
Gain on sale of property                                               403           869            32
                                                                  --------      --------      --------
Income (loss) before minority interest in operating
     partnership and extraordinary item                              6,049        (9,191)        7,473
Minority interest in operating partnership                              58          (202)         --
                                                                  --------      --------      --------

Income (loss) before extraordinary item                              6,107        (9,393)        7,473
Loss on early extinguishment of debt                                  (190)         --            --
                                                                  --------      --------      --------
NET INCOME (LOSS)                                                    5,917        (9,393)        7,473

Dividends on Preferred Stock/General Partner interest               (7,102)         (868)         (148)
                                                                  --------      --------      --------

Net income (loss) allocable to
       Common stockholders/unit holders                           $ (1,185)     $(10,261)     $  7,325
                                                                  ========      ========      ========

Net income (loss) per share/unit
       Basic                                                      $  (0.09)     $  (0.88)     $   0.82
       Diluted                                                    $  (0.09)     $  (0.88)     $   0.80

Weighted average shares/units outstanding
       Basic                                                        13,325        11,693         8,984
       Diluted                                                      13,325        11,693         9,190

See Note 2 for Pro Forma Effect of Change in Accounting Principle

See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
            CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                               YEAR ENDED DECEMBER 31,
                                                         ---------------------------------
                                                          1998         1997         1996
                                                         -------      -------      -------
NET INCOME (LOSS)                                        $ 5,917      $(9,393)     $ 7,473
       Other comprehensive loss - unrealized loss on
         investments                                        (797)        --           --
                                                         -------      -------      -------
COMPREHENSIVE INCOME (LOSS)                              $ 5,120      $(9,393)     $ 7,473
                                                         =======      =======      =======


See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
      CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                FOR YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)




                                                                             PREFERRED STOCK          COMMON STOCK       ADDITIONAL
                                                    GENERAL    LIMITED    ---------------------   ---------------------   PAID IN
                                           UNITS   PARTNERS    PARTNERS   SHARES      PAR VALUE   SHARES      PAR VALUE   CAPITAL
                                          -------  ---------  ---------   -------     ---------   -------      --------   --------
Balance January 1, 1996                     6,989  $   1,241  $  58,071        --     $      --       --      $     --   $      --

Net income                                               148      7,325
Units issued for property                     577         --      7,912
Proceeds from units issued in public        2,700         --     40,203
offering
Proceeds from exercised unit options           75         --        775
Distributions                                           (226)   (11,166)
                                          -------  ---------  ---------   -------     ---------   -------      --------   --------
Balance December 31, 1996                  10,341      1,163    103,120        --            --       --            --          --

Net income for the period January 1
  Through October 15, 1997                               135      6,678
Units issued for property                     681         --     13,796
Proceeds from units issued
  In private placements                     1,435         --     25,000
Proceeds from exercised
  unit options                                 75         --        775
Distributions                                           (240)   (11,776)
                                          -------  ---------  ---------   -------     ---------   -------      --------   --------
Balance before REIT conversion             12,532      1,058    137,593        --            --       --            --          --

Conversion to REIT                        (12,532)    (1,058)  (137,593)                           12,658            13    138,109
Sale of preferred stock                                                     3,680             4                             87,618
Proceeds from exercised stock options                                                                  40                      413
Net loss for the period October 16
  Through December 31, 1997
Distributions
                                          -------  ---------  ---------   -------     ---------   -------      --------   --------
Balance December 31, 1997                      --         --         --     3,680             4    12,698            13    226,140

Proceeds from exercised stock options                                                                 300                    3,099
Proceeds from sale of common stock                                                                  1,359             1     32,406
Stock issued for "equity ownership
  interest in another entity"                                                                          24                      621
Stock issued for property                                                                              25                      600
Common stock repurchased and retired                                                                  (34)                    (842)
Other comprehensive loss
Net income
Distributions on preferred stock
Distributions on common stock
Common and preferred stock distributions
  declared
                                          -------  ---------  ---------   -------     ---------   -------      --------   --------
                                               --  $      --  $      --     3,680     $       4    14,372      $     14   $262,024
                                          =======  =========  =========   =======     =========   =======      ========   ========





                                                           ACCUMULATED
                                            DISTRIBUTIONS      OTHER
                                            IN EXCESS OF   COMPREHENSIVE
                                             NET INCOME        LOSS            TOTAL
                                            -----------   ------------     -----------
Balance January 1, 1996                     $        --   $         --     $    59,312

Net income                                                                       7,473
Units issued for property                                                        7,912
Proceeds from units issued in public                                            40,203
offering
Proceeds from exercised unit options                                               775
Distributions                                                                  (11,392)
                                            -----------   ------------     -----------
Balance December 31, 1996                            --             --         104,283

Net income for the period January 1
  Through October 15, 1997                                                       6,813
Units issued for property                                                       13,796
Proceeds from units issued
  In private placements                                                         25,000
Proceeds from exercised
  unit options                                                                     775
Distributions                                                                  (12,016)
                                            -----------   ------------     -----------
Balance before REIT conversion                       --             --         138,651

Conversion to REIT                                                                (529)
Sale of preferred stock                                                         87,622
Proceeds from exercised stock options                                              413
Net loss for the period October 16
  Through December 31, 1997                     (16,206)                       (16,206)
Distributions                                    (4,539)                        (4,539)
                                            -----------   ------------     -----------
Balance December 31, 1997                       (20,745)            --         205,412

Proceeds from exercised stock options                                            3,099
Proceeds from sale of common stock                                              32,407
Stock issued for "equity ownership
  interest in another entity"                                                      621
Stock issued for property                                                          600
Common stock repurchased and retired                                              (842)
Other comprehensive loss                                          (797)           (797)
Net income                                        5,917                          5,917
Distributions on preferred stock                 (7,675)                        (7,675)
Distributions on common stock                   (21,011)                       (21,011)
Common and preferred stock distributions
  declared                                       (7,956)                        (7,956)
                                            -----------   ------------     -----------
                                            $   (51,470)  $       (797)    $   209,775
                                            ===========   ============     ===========


See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                          YEAR ENDED DECEMBER 31,
                                                                ---------------------------------------
                                                                   1998           1997           1996
                                                                ---------      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net income (loss)                                            $   5,917      $  (9,393)     $   7,473
   Adjustments to reconcile net income (loss) to
     net cash from operating activities:
     Depreciation and amortization                                 15,753          9,415          3,978
     Amortization of deferred financing costs                         666            385            162
     Loss on impairment of long-lived assets                          127           --             --
     Non-cash interest income                                        (136)          --             --
     Equity in loss of affiliates                                     317           --             --
     Minority interest in operating partnership                       (58)           202           --
     Gain on sale of property                                        (403)          (869)           (32)
     Loss on early extinquishment of debt                             190           --             --
     Termination of management contract                            12,047         19,220           --
     Distributions received on investments                            470           --             --
     Increase in restricted cash                                     (700)          --             --
     Increase in rent and other receivables, net                   (5,463)        (2,365)        (1,702)
     Increase in prepaid expenses                                     708         (1,043)           (88)
     Reduction in net investment in direct financing leases         2,172          2,286          2,041
     Increase in accounts payable and accrued liabilities           7,247          1,496          2,020
     Increase in unearned contingent rent                           2,148           --             --
                                                                ---------      ---------      ---------
                                                                   35,085         28,727          6,379
                                                                ---------      ---------      ---------
        Cash provided by operating activities                      41,002         19,334         13,852

CASH FLOWS FROM INVESTING ACTIVITIES:

     Proceeds from sale of property and equipment                   6,679          4,107            122
     Purchase of property                                        (202,967)      (166,123)       (95,918)
     Purchase of machinery and equipment                           (3,467)        (1,569)        (3,032)
     Purchase deposits (paid) used                                 (8,308)           387            884
     Purchase of investments                                       (3,393)           (23)          --
     Increase in mortgage loan receivable                         (18,450)        (6,000)          --
     Reduction of mortgage loan receivable principal                  653             53           --
     Increase in notes receivable                                 (18,227)        (5,072)        (4,933)
     Reduction of notes receivable principal                          992            200          1,899
                                                                ---------      ---------      ---------
        Cash used in investing activities                        (246,488)      (174,040)      (100,978)


                             continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)


                                                                                YEAR ENDED DECEMBER 31,
                                                                      ---------------------------------------
                                                                         1998           1997           1996
                                                                      ---------       --------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

     Proceeds from line of credit                                       306,786        133,530        104,805
     Payments on line of credit                                        (259,995)      (113,820)       (46,250)
     Distributions to minority interest                                  (1,813)          (415)          --
     Cash distributions to stockholders/partners                        (21,011)       (16,555)       (11,392)
     Payment of Preferred Stock dividends                                (7,675)          --             --
     Proceeds from sale of common stock/units                            35,506         26,188         40,978
     Proceeds from sale of preferred stock                                 --           87,622           --
     Proceeds from notes payable                                        158,500         40,000           --
     Financing costs and other intangibles                               (3,110)          (952)          (440)
     Payments on capitalized lease obligations                             (107)          (169)          (201)
     Repurchase and retirement of stock                                    (842)          --             --
                                                                      ---------       --------      ---------
        Cash flows provided by financing activities                     206,239        155,429         87,500
                                                                      ---------       --------      ---------

Increase in cash and cash equivalents                                       753            723            374
Cash and cash equivalents at beginning of year                            1,104            381              7
                                                                      ---------       --------      ---------
Cash and cash equivalents at end of year                              $   1,857       $  1,104      $     381
                                                                      =========       ========      =========

SUPPLEMENTAL DISCLOSURE:
     Interest paid during the year                                    $  15,115       $  9,073      $   2,431
                                                                      =========       ========      =========
NON-CASH INVESTING ACTIVITIES:
     Fair value of stock issued for ownership interest in another     $     621       $   --        $    --
entity
     Fair value of stock options received                                   469           --             --
     Fair value of stock and units issued for property                      955         13,796          7,912
     Deferred gain on sale of property                                       85             52            590
     Notes received on sale of property                                     675          1,661            743
     Reduction in note receivable for property acquired                  11,822          2,061           --
     Reduction in accounts receivable for property acquired                 219            227           --
     Sale of property for account receivable                                589           --             --
     Sale of property on capital lease                                     --               23           --
     Sale of property on direct financing lease                            --             --              225
     Mortgage note assumed                                                1,075           --             --
     Property acquired in exchange for note payable                       6,550           --             --
     Unrealized loss on investments                                         797           --             --
     Purchase of net assets of U.S. Restaurant Properties
         Development, L.P. (See Note 12)                                  6,381           --             --
NON-CASH FINANCING ACTIVITIES:
     Common stock dividends declared                                  $   6,180       $   --        $    --
     Preferred stock dividends declared                                   1,776           --             --
     Distributions to minority interest declared                            500           --             --

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

In connection with the conversion to a REIT, the management contract between USRP and QSV Properties Inc. ("QSV"), the former General Partner of USRP, was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of U.S. Restaurant Properties Operating, L.P. ("OP"). An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the year 2000 (See Note
11). QSV's principal stockholders are Mr. Robert J. Stetson and Mr. Fred H. Margolin, both executive officers of the Company.

The business and operations of the Company are conducted primarily through the OP. The Company owns 92.59 % of and controls the OP. Each OP unit can only be converted to one share of Common Stock and participates in any cash distributions made by the OP in an amount equivalent to a share of common stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. The units do not have voting rights with respect to the Company and are not traded on an open market.

The Company has 14,372,027 and 12,698,113 shares of Common Stock outstanding as of December 31, 1998 and 1997, respectively.

2. ACCOUNTING POLICIES

CONSOLIDATION

The consolidated financial statements reflect the accounts of the Company, the OP and their 60 wholly-owned and majority owned subsidiaries after elimination of all material intercompany transactions.

CASH AND CASH EQUIVALENTS

Cash and cash equivalents include short-term, highly liquid investments with maturities at the date of purchase of three months or less.

RESTRICTED CASH

Restricted cash consists of a security deposit from a tenant that is not available for operating purposes.

RENT RECOGNITION

Rent revenues and expenses under operating leases are recognized on a straight-line basis. Contingent rent is recognized as revenue after the related lease sales targets are achieved.

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provides guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rents"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998. Using the historical basis of accounting, net income before extraordinary item, net income and basic and diluted net income per share amounts would have been $8,255,000, $8,065,000, $0.07 and $0.07, respectively, for the twelve month period ended December 31, 1998.

The pro forma information below was prepared based on management's estimate for the effects of EITF 98-9 since it is impracticable to calculate the actual amount on a retroactive basis precisely. Management of the Company believes that the estimate is not materially different from what actual results would have been under EITF 98-9. Following is the pro forma information for the twelve months ended December 31, 1998, 1997 and 1996 as if the EITF 98-9 were in effect as of January 1, 1996:

                                                                                    TWELVE MONTHS ENDED
                                                                                         DECEMBER 31,
                                                                         ------------------------------------------
(In thousands, except per share amounts)                                    1998            1997           1996
                                                                         ----------      ----------      ----------
Income (loss) before extraordinary item as reported                      $    6,107      $   (9,393)     $    7,473
Add: Adjustment for change in accounting policy on recognition of
     contingent lease rent                                                    1,981              39            (994)
                                                                         ----------      ----------      ----------
Income (loss) before extraordinary item as adjusted                      $    8,088      $   (9,354)     $    6,479
                                                                         ==========      ==========      ==========
Net income (loss) as adjusted                                            $    7,898      $   (9,354)     $    6,479
                                                                         ==========      ==========      ==========
Net income (loss) available to common stockholders as adjusted           $      796      $  (10,222)     $    6,351
                                                                         ==========      ==========      ==========
Income (loss) per share - Basic:
  Before extraordinary item, less dividends on Preferred
     Stock/General Partner's interest as reported                        $    (0.07)     $    (0.88)     $     0.82
  Adjustment for effect of change in accounting policy                         0.15            --             (0.11)
                                                                         ----------      ----------      ----------
Income (loss) before extraordinary item, less dividends on Preferred
  Stock/General Partner's interest as adjusted                           $     0.08      $    (0.88)     $     0.71
                                                                         ==========      ==========      ==========


  Net income (loss) available to common stockholders as reported         $    (0.09)     $    (0.88)     $     0.82
  Adjustment for effect of change in accounting policy                         0.15            --             (0.11)
                                                                         ----------      ----------      ----------
  Net income (loss) available to common stockholders as adjusted         $     0.06      $    (0.88)     $     0.71
                                                                         ==========      ==========      ==========

Income (loss) per share - Diluted:
  Before extraordinary item, less dividends on Preferred
     Stock/General Partner's interest as reported                        $    (0.07)     $    (0.88)     $     0.80
  Adjustment for effect of change in accounting policy                         0.15            --             (0.11)
                                                                         ----------      ----------      ----------
  Income (loss) before extraordinary item, less dividends on
     Preferred Stock/General Partner's interest as adjusted              $     0.08      $    (0.88)     $     0.69
                                                                         ==========      ==========      ==========

  Net income (loss) available to common stockholders as reported         $    (0.09)     $    (0.88)     $     0.80
  Adjustment for effect of change in accounting policy                         0.15            --             (0.11)
                                                                         ----------      ----------      ----------
  Net income (loss) available to common stockholders as adjusted         $     0.06      $    (0.88)     $     0.69
                                                                         ==========      ==========      ==========

DEPRECIATION AND AMORTIZATION

Depreciation is computed using the straight-line method over estimated useful lives of 6 to 20 years for financial reporting purposes. Deferred financing costs are amortized using the straight-line method over the life of the loans (1 to 6 years).

USE OF ESTIMATES

The preparation of consolidated financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

CONSTRUCTION IN PROGRESS

The Company's construction in progress consist of land and improvements for the development of restaurant, service station and other service retail properties. The Company currently accumulates costs to develop new retail properties as construction in progress. These developed properties are transferred from construction in progress to land, building and improvements once complete and accounted for under the Company's current property depreciation policies. In addition, the Company capitalizes interest during the period of time required to get the retail properties ready for their intended use. During 1998, the Company capitalized $493,000 and no interest was capitalized in 1997 or 1996.

LONG-LIVED ASSETS

Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual asset basis. The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

An intangible asset was recorded for the excess of cost over the net investment in direct financing leases in 1986. This intangible asset is being amortized on a straight-line basis over 40 years. The Company's management routinely reviews the carrying amount of intangibles based on projected cash flows. Based on the Company's policy for evaluating impairment of intangibles, no valuation allowance was recorded for the years ended December 31, 1998, 1997 or 1996.

CONCENTRATION OF RISK

The Company continues to decrease their concentration of risk by diversifying the number of restaurant concepts operating on their properties, with no one concept except Burger King (24%) accounting for more than 10% of the Company's total properties. The properties are further diversified by the number of tenants, with no tenant operating more than 10% of the Company's total properties. Geographically, the company has properties located in 48 states, with no state except Texas (32%) accounting for more than 8% of the Company's properties.

INCOME TAXES

Prior to October 15, 1997 no federal or, in most cases, state income taxes are reflected in the consolidated financial statements because USRP was not a taxable entity. The partners reported their allocable shares of taxable income or loss in their individual income tax returns. The Company elected to be taxed as a REIT for Federal income tax purposes effective October 15, 1997 as provided under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to Federal income taxation if it distributes 95% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company believes it qualified as a REIT for the taxable period ended December 31, 1998 and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

INVESTMENTS

The Company records its investments in debt and equity securities at their fair value, except for debt securities that the Company intends to hold to maturity or equity securities that are accounted for under the equity or cost method. The Company has classified all debt securities as available for sale. The difference between cost and fair market value of these securities is recorded as a component of other comprehensive income.

The equity method is used to account for investments in equity securities in which the Company has significant influence but does not have controlling interest, including those investments in which the Company's ownership may be less than 20%. Investments in equity securities in which the Company has a minor interest and does not exercise significant influence are accounted for using the cost method.

EARNINGS PER SHARE OF COMMON STOCK

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options and stock on which the price is guaranteed ("Guaranteed Stock") when appropriate. Such options and Guaranteed Stock were antidilutive in 1998 and 1997. In addition, convertible preferred stock and OP units were antidilutive in 1998 and 1997 (See Note 6 and 11).

A reconciliation of net income (loss) per share and the weighted average shares outstanding for calculating basic and diluted net income (loss) per share is as follows:


                                                                    YEAR ENDED DECEMBER 31,
                                                            ------------------------------------
     (In thousands, except per share amounts)                 1998          1997         1996
                                                            --------      --------      --------
Net income (loss) before extraordinary item                 $  6,107      $ (9,393)     $  7,473
       Loss on extinguishment of debt                           (190)         --            --
                                                            --------      --------      --------
Net income (loss)                                           $  5,917      $ (9,393)     $  7,473
Dividends/distributions on preferred stock/General
       partner interest                                       (7,102)         (868)         (148)
                                                            --------      --------      --------
Net income (loss) applicable to share/unitholders           $ (1,185)     $(10,261)     $  7,325
                                                            ========      ========      ========

Net income (loss) per share/unit - Basic
       Before extraordinary item less preferred stock/
         general partner interest                           $  (0.08)     $  (0.88)     $   0.82
       Extraordinary loss on extinguishment of debt            (0.01)         --            --
                                                            --------      --------      --------
Net income (loss) allocable to common stockholders          $  (0.09)     $  (0.88)     $   0.82
                                                            ========      ========      ========

Net income (loss) per share/unit - Diluted
       Before extraordinary item
         less preferred stock/ general partner interest     $  (0.08)     $  (0.88)     $   0.80
       Extraordinary loss on extinguishment of debt            (0.01)         --            --
                                                            --------      --------      --------
Net income (loss) allocable to common stockholders          $  (0.09)     $  (0.88)     $   0.80
                                                            ========      ========      ========

Basic
    Weighted average shares/units outstanding                 13,325        11,693         8,984

Diluted
    Weighted average shares outstanding - Basic               13,325        11,693         8,984
    Dilutive effect of outstanding options                      --            --             198
    Dilutive effect of Guaranteed Stock                         --            --               8
                                                            --------      --------      --------
    Weighted average shares/units outstanding-Dilutive        13,325        11,693         9,190
                                                            ========      ========      ========

EQUITY-BASED COMPENSATION

Statement of Financial Accounting Standards ("SFAS") No 123 establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity based compensation, including options. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

The Company has elected, as provided by SFAS 123, not to recognize compensation expense for employee equity based compensation as calculated under SFAS 123, but will recognize any related expense in accordance with the provisions of APB Opinion No. 25. Disclosure of amounts required by SFAS 123 are included in Note 6.

COMPREHENSIVE INCOME

In June, 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," was issued, effective for fiscal years beginning after December 15, 1997. Other comprehensive income items are revenues, expenses, gains and losses that under generally accepted accounting principles are excluded from current period net income and reflected as a component of equity. The Company has included a Statement of Comprehensive Operations herein.

MINORITY INTEREST

Minority interest is recorded for the 1,148,418 OP units not owned by the Company that were issued in conjunction with the conversion to a REIT and the termination of the management contract (See Note 1). The units are recorded at carryover basis for the 1% General Partner interest of QSV in the OP and the fair value of the units ($19.00 based on the market value of a share of Common Stock) for the additional units issued for the termination of the management contract (See Note 10). In addition, minority interest is recorded for the 14,254 OP units issued in 1998 in conjunction with certain property acquisitions. These units were recorded at the fair value of the units on the date of the transaction based on the market value of a share of Common Stock.

SEGMENT REPORTING

In June, 1997, Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued, effective for fiscal years beginning after December 15, 1997. This Statement requires that public business enterprises report financial and descriptive information about their reportable operating segments. The Company operates solely in the real estate industry with retail properties (restaurant and gas stations) under lease on a triple net basis. The Company's real estate assets are operated with the same long-term objectives and therefore are viewed as a single operating segment. The Company has no operations outside of the United States, its country of domicile, information related to geographical operations is not presented.

ENVIRONMENTAL REMEDIATION COSTS

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Under the Company's standard lease agreement the tenant is responsible for environmental remediation and is required to maintain standard environmental insurance as part of their lease agreement. The Company's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company as of December 31, 1998.

RECLASSIFICATIONS

Certain prior year amounts have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This statement establishes new accounting and reporting standards for derivative financial instruments and must be adopted no later than 2000. The Company is currently evaluating the effect of this statement and does not expect it to have a material effect on its results of operations, financial position or cash flows.

3. PROPERTY

ACQUISITIONS

During 1998, the Company completed the purchase of 286 restaurants and gas station/convenience store properties for an aggregate price of $214,909,000 included the value of 24,768 shares of Common Stock ($600,000) and the value of 14,254 OP Units ($355,000) issued as part of the aggregate purchase price. In addition, the aggregate purchase price included $17,757,000 representing property that was under construction at the time of acquisition. The 14,254 OP Units issued in seven of these transactions have guaranteed values (See Note 6).

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

DISPOSITIONS

During 1998, the Company sold or disposed of 12 restaurant properties for cash of $6,679,000, net of closing costs resulting in a gain of $403,000. In addition, one restaurant property was sold for cash of $73,000, net of closing costs and a note receivable of $675,000. In accordance with Statement of Financial Accounting Standards No. 66, "Accounting for Real Estate Sales", the Company recorded a deferred gain on the sale resulting in a deferred gain of $85,000. The note earns interest at 8.50% with payments of principal and interest due monthly through July 2012.

During 1997, the Company sold five restaurant properties for cash of $3,960,000, net of closing costs resulting in a gain of $801,000. In addition, three restaurant properties were sold for cash of $147,000, net of closing costs and notes receivable of $1,661,000. One note of $972,000 earns interest at 9.25% with interest only payments due monthly through June 1, 2000, when it matures and one note of $689,000 earns interest at 9.75% with interest only payments due monthly through September 1, 2001, when it matures. Each note receivable requires all unpaid principal balances to be paid on the dates indicated herein. The Company recorded a deferred gain of $52,000 for the year ended December 31, 1997 as a result of the non-cash property sales.

During 1996, the Company sold one restaurant property for $815,000. The Company received cash of $72,000 and a note from the buyer of $743,000. This note earned interest at 9.25% with interest only payments due monthly through November 1, 1998 when it matured. This note was paid in full during 1998 and the recorded deferred gain of $171,000 was recognized.

PROPERTY CHARACTERISTICS

As of December 31, 1998 and 1997, there were 843 and 587 Company restaurant sites respectively, in operation, and there were 22 and four closed sites, respectively. The Company continues to seek suitable tenants for the non-operating sites. Based on the Company's policy for reviewing impairment of long-lived assets, a charge of $127,000 was recorded for the year ended December 31, 1998 and no valuation allowance was recorded for the years ended December 31, 1997 or 1996.

In the normal course of business, the Company may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

4. OTHER BALANCE SHEET INFORMATION


                                                      DECEMBER 31,
                                                ----------------------
    (in thousands)                                1998          1997
                                                --------      --------
RENT AND OTHER RECEIVABLES, NET
Accounts receivable and other                   $  7,320      $  2,913
Deferred rent receivable                           4,564         2,048
Less allowance for doubtful accounts              (1,067)         (170)
                                                --------      --------
                                                $ 10,817      $  4,791
                                                ========      ========

INTANGIBLES AND OTHER ASSETS, NET
Intangibles                                     $ 26,894      $ 26,607
Less accumulated amortization                    (16,098)      (15,662)
                                                --------      --------
                                                $ 10,796      $ 10,945
                                                ========      ========

ACCOUNTS PAYABLE AND OTHER ACCRUED PAYABLES
Accounts payable and accrued payables           $  6,313      $  2,781
Accrued interest expense                           3,005           938
Unearned income                                    2,174           474
                                                --------      --------
                                                $ 11,492      $  4,193
                                                ========      ========

NOTES AND MORTGAGE LOANS RECEIVABLES

During 1998 and 1997, the Company acquired mortgage loans receivable secured by first mortgages of $18,450,000 and $6,000,000, respectively. As of December 31, 1998, the maturity of all notes receivable and mortgage loan receivable for the next five years is as follows (in thousands):


                                               NOTES     MORTGAGE LOANS
                                             RECEIVABLE    RECEIVABLE
                                             ----------  --------------
           1999 .........................     $  2,101      $    760
           2000 .........................        1,891           964
           2001 .........................          979         1,089
           2002 .........................          259         1,229
           2003 .........................          270         1,389
           Later ........................        2,728        18,501
                                              --------      --------
                                              $  8,228      $ 23,932
           Less: commitment fees ........           (3)         (657)
                                              --------      --------
                                              $  8,225      $ 23,275
                                              ========      ========

Purchase deposits of $8,829,000 and $521,000 at December 31, 1998 and 1997, respectively, including $20,000 and $285,000 of non-refundable deposits, respectively, are included in prepaid expenses and purchase deposits in the accompanying balance sheet. These amounts will be included in the allocation of the purchase price of the respective properties once acquired or reduced once the deposit is returned. Non-refundable deposits are expensed once it becomes unlikely that the property will be acquired.

5. INVESTMENTS

As of December 31, the Company's investment in debt and equity securities consist of the following:


  (In thousands)
                                 1998           1997
                              ----------     ----------
Debt securities               $    1,704     $     --
Equity method investments            439           --
Cost method investments              914             23
                              ----------     ----------

Total Investments             $    3,057     $       23
                              ==========     ==========

As of December 31, 1998 and 1997, the Company's cost method investments consisted of restricted stock options and equity investments as a limited partner in real estate partnerships with ownership percentages of generally less than one percent. The Company's investment in real estate partnerships is so minor that the Company has virtually no influence over the partnerships operating and financial polices, and, accordingly is accounting for these investments under the cost method. The Company's equity investments consisted primarily of the following:

                                               PERCENTAGE OF OWNERSHIP
                                                     DECEMBER 31,
                                                 1998          1997
                                               --------      --------
Equity investments
     U.S. Restaurant Lending GP, Inc. (a)           95%            0%
     U.S. Restaurant Lending LP, Inc. (a)           95%            0%
     The Anz Company, LLC (b)                       15%            0%

(a) The Company owns 5% of the voting stock and 100% of the nonvoting stock of U.S Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner"). The Company is entitled to receive dividends and distributions equally with the voting stockholders. For the year ended December 31, 1998 the Company recorded 95% of the loss of the General Partner and Limited Partner in 1998 (See Note 10).

(b) The Company issued 23,725 shares of Common Stock for a 15% ownership of The Anz Company, LLC ("Anz") on March 11, 1998. The Company's stock is guaranteed to have a market value of $26.18 two years from the issue date (See Note 6). The Company has significant influence but does not have a controlling interest in Anz. During the period March 12, 1998 through December 31, 1998 the Company recorded 15% of the income of Anz.

A summary of financial information as reported by Anz, Limited Partner and General Partner as of, and for the year ended December 31 were as follows (In thousands):


                                               1998
                                              -----
Total assets                                 $ 693
Notes payable                                  640
Total liabilities                              932
Total equity (deficit)                        (239)
Net income (loss)(1)                           287

(1)  Net income shown is for period of ownership only.

Investments in debt securities are recorded at fair value in accordance with SFAS No. 115. The aggregate cost basis and net unrealized loss for these investments were as follows (In thousands):


                                        DECEMBER 31, 1998
                            -------------------------------------------
                               COST         UNREALIZED         FAIR
                               BASIS           LOSS            VALUE
                            -----------     -----------     -----------
       Debt securities      $    2,501      $      (797)    $     1,704


6. STOCK OPTIONS AND GUARANTEED STOCK PRICE

GUARANTEED STOCK


           OP UNITS OR            YEAR        YEAR GUARANTEE         NUMBER OF        SHARE PRICE
           COMMON STOCK          ISSUED           EXPIRES           SHARES/UNITS       GUARANTEE
     ------------------          ------       --------------        ------------      -----------
     OP units                     1998             2000                 2,545       $       30.00
     OP units                     1998             2000                   667       $       29.99
     OP units                     1998             2000                 4,215       $       28.00
     OP units                     1998             2000                 6,827       $       27.93
     Common Stock                 1998             2000                23,725       $       26.18
     Common Stock                 1997             1999               502,827       $       24.00
     Common Stock                 1996             1999                42,392       $       15.33

During 1998, 14,254 OP units were used to purchase seven properties in seven separate transactions. These properties were recorded at the guaranteed value of the OP units or Common Stock discounted to reflect the present value on the date the OP units were issued. OP units were valued based on the market value of the Company's Common Stock since each OP unit is exchangeable on a one-to-one basis (See Note 11). In addition, the Company issued 23,725 shares of Common Stock in 1998 for an equity ownership in The Anz Company LLC. The Company's OP units and Common stock guarantees can cause more OP units or Common Stock to be issued to affect the guarantee if the guarantee price is higher than the market value of the stock according to the provisions of each guarantee agreement.

During 1997, 680,696 shares of Common Stock were used to purchase 29 properties in two separate transactions. These properties were recorded at the guaranteed value of the Common Stock discounted to reflect the present value on the date the shares of Common Stock were issued. The guarantee on 177,869 shares of Common stock issued in 1997 has terminated under provisions in the guarantee agreement without issuance of additional shares.

During 1996, 577,254 shares of Common Stock were used to purchase 18 properties in four separate transactions. As of December 31, 1998, the guarantee on 534,862 shares of Common Stock issued in 1996 have expired without issuance of additional shares. The guarantee on 42,392 shares of Common Stock expired in January 1999 without issuance of additional shares.

Based upon the expiration of prior Common Stock price guarantees without the issuance of additional shares or payment of cash, the Company does not believe that additional shares of stock will be issued or cash paid as a result of the guaranteed stock prices outstanding. Accordingly, no accrual has been recorded for the additional shares of stock or units that could be issued under the guarantees.

FIXED STOCK OPTION PLAN

Under the fixed stock plan USRP limited partners on March 17, 1995 granted QSV options to acquire up to 600,000 shares of Common Stock of the Company, subject to certain adjustments under anti-dilution provisions. The exercise price of each option is $10.33 which is the average closing price of the security on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable except by operation of law and vest and became exercisable in March 1996. The term of the options expire in March 2005. As of December 31, 1998, QSV has exercised 490,000 stock options at the option price of $10.33 for a total purchase price of $5,061,700.

In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 7.3 percent for all years; expected volatility of 17.8 percent, risk free interest rate of 5.7 percent for the options; and expected lives of 4 years for the plan options.

As of March 17, 1995, the 600,000 options which are described above had a fair value as of the grant date of $724,000 representing a value per option of $1.21.

Under the fixed option plan, if these options were considered as compensation, net income would have been $7,292,000 as of December 31, 1996 as compared to net income of $7,473,000 reported. No compensation would have been recognized in 1998 and 1997. Basic net income per share would have been $0.81 and diluted income per share would have been $0.80 as of December 31, 1996.

FLEXIBLE INCENTIVE PLAN

Under the Flexible Incentive Plan ("Incentive Plan") adopted in 1998, the Company may grant stock options to purchase Common Stock of the Company. Pursuant to this Incentive Plan stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company's issued and outstanding shares of Common stock at the date of grant. Stock options can be granted only at the fair market value of the stock at the date of grant. As of December 31, 1998 the Company has granted 622,000 stock options to key employees, non-employee directors and consultants as defined in the Incentive Plan. These options have an exercise price of $22.00 per share which was equal to the market price of a share of Common Stock on the date of grant. Outstanding options in the amount of 311,000 become vested on December 18, 2000 and the remaining 311,000 options become vested on December 18, 2001. The stock options expire no later than ten years from the grant date or December 18, 2007. Options may be exercised through either the payment of cash or the transfer of shares of the Company's Common Stock owned by the optionee. As of December 31, 1998, 78,000 stock options were granted to non-employees of the Company. The fair value of these non-employee options are being expensed over the vesting period. For the year ended December 31, 1998 the total amount of expense incurred by the Company was approximately $65,000. During 1998, no options were exercised, canceled or expired. Options outstanding at December 31, 1998 had a weighted average remaining contractual life of 8.95 years.

In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binominal option - pricing model with the following weighted-average assumptions: dividend yield of 6.6 percent for all years; expected volatility of 18.33 percent, risk free interest rate of 5.24 percent for the options; and expected lives of 4.5 years for the 622,000 granted options under the Incentive Plan.

The 622,000 outstanding options under the Incentive Plan had a fair market value as of the grant date of approximately $1,630,000 representing a value per option of $2.62.

Under the Incentive Plan, if all options were considered as compensation, net income would have been $5,510,000 for the year ended December 31, 1998 as compared to net income of $5,917,000 reported. Basic and diluted net loss per share would have been $(0.12) as of December 31, 1998.

7. LINES OF CREDIT AND NOTES PAYABLE

The Company's debt consisted of the following (In thousands):


                                                               DECEMBER 31,
                                                           ---------------------
                                                             1998         1997
                                                           --------     --------
Revolving line of credit facilities                        $136,000     $ 89,196
                                                           ========     ========

Notes payable
      7 Year fixed rate 7.15 % senior unsecured notes      $111,000     $   --
      Fixed rate 8.22% senior unsecured notes                47,500         --
      Series A fixed rate 8.06% senior unsecured notes       27,500       27,500
      Series B fixed rate 8.30% senior unsecured notes       12,500       12,500
      Secured variable rate note payable                      6,550         --
                                                           --------     --------
         Total notes payable                               $205,050     $ 40,000
                                                           ========     ========
Mortgage note payable                                      $  1,062     $   --
                                                           ========     ========

LINES OF CREDIT

On January 17, 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of December 31, 1998, the Company has approximately $39 million available under the new credit agreement. The Company may request advances under this credit agreement to finance the acquisition of restaurant properties, to repair and update restaurant properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this line of credit. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. As of December 31, 1998, the margin spread was 1.20% resulting in an effective rate of 6.52%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement. The line of credit requires the Company to maintain a minimum equity value of $200 million, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16% and maintain certain other financial covenants as defined in the line of credit agreement.

On December 15, 1998 the Company entered into a short term secured borrowing facility ("PAC Facility") for $20 million. This PAC Facility will be used to acquire property. As of December 31, 1998, the Company had not borrowed on this Facility.

On December 31, 1997, $62,996,000 had been drawn on the Company's previous line of credit. On January 17, 1998, the outstanding balance on this secured credit facility was repaid with funds from the new unsecured credit agreement and the facility was terminated. In connection with the termination of the facility the related unamortized deferred financing costs were written off and recorded as an extraordinary loss of $190,000.

On August 15, 1997, a wholly-owned subsidiary of the Company entered into a short term borrowing facility (the "Pacific Mutual Facility") for $30 million which matured on May 20, 1998. This revolving credit facility was paid in full during 1998.

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

On May 12, 1998 the Company issued $111 million of 7 year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of the revolving credit agreement and for general corporate purposes. In conjunction with the notes payable agreement the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes payable. The fee paid to lock in the rate on these notes payable was approximately $424,000 and is being amortized over the term of the notes as an adjustment to interest expense.

On November 13, 1998, the Company issued $47,500,000 in senior notes payable in a private placement. The notes bear interest at the rate of 8.22% per annum and are due August 1, 2003. The net proceeds were used to repay a portion of the revolving credit agreement and for general corporate purposes. In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes payable. The fee paid to lock in the rate on these notes payable was approximately $406,000 and is being amortized over the term of the notes as an adjustment to interest expense.

On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition. The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007. As of December 31, 1998 the balance is $1,062,000.

On December 30, 1998 the Company financed part of a property acquisition with the seller in the amount of $6,550,000. The note bears interest at the rate of prime plus 1% per annum (8.75% as of December 31, 1998) and is due in two installments of $3,275,000 plus accrued interest on June 15, 1999 and December 30, 1999. This note is secured by 18 properties.

The Company is in compliance with all covenants associated with its debt and credit facilities as of December 31, 1998.

PRINCIPAL DEBT MATURITIES

Lines of credit and notes payable principal debt maturities for the next five years at December 31, 1998 are as follows (in thousands):


                     1999 ....................     $  6,574
                     2000 ....................       12,528
                     2001 ....................      136,031
                     2002 ....................       27,533
                     2003 ....................       47,536
                     Later ...................      111,910
                                                   --------
                     Total ...................     $342,112
                                                   ========

8. INVESTMENTS AND COMMITMENTS AS LESSOR

The Company leases land and buildings to a variety of national and regional fast food chain and casual dining restaurants. The building portion of these leases on 98 of these properties, which are leased by BKC franchisees, is accounted for as direct financing leases while the land portion is accounted for as an operating lease. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Company, however, has agreed to renew a franchise lease if BKC or any of the other franchise chains renews or extends the lessee's franchise agreement.

As of December 31, 1998, the remaining lease terms of all leases ranged from one to 25 years and include various renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant's sales, and require the franchisee to pay executory costs.


                                                                  DIRECT       OPERATING
                                                             FINANCING LEASES   LEASES
                                                             ---------------- ----------
MINIMUM FUTURE LEASE RECEIPTS FOR YEARS ENDING DECEMBER 31
  ARE AS FOLLOWS (IN THOUSANDS):
1999                                                          $   2,875       $  59,922
2000                                                              1,950          59,543
2001                                                              1,267          58,381
2002                                                                760          57,482
2003                                                                269          55,550
Later                                                               208         624,473
                                                              ---------       ---------
                                 TOTAL                        $   7,329       $ 915,351
                                                              =========       =========


                                                                      DECEMBER 31,
                                                              ------------------------
                                                                  1998         1997
                                                              ---------      ---------
NET INVESTMENT IN DIRECT FINANCING LEASES (IN THOUSANDS):
Minimum future lease receipts                                 $   7,329      $  10,810
Estimated unguaranteed residual values                            5,051          6,920
Unearned amount representing interest                            (2,702)        (3,966)
                                                              ---------      ---------
                                 TOTAL                        $   9,678      $  13,764
                                                              =========      =========

                                          YEAR ENDED DECEMBER 31,
                                     -------------------------------
                                      1998         1997        1996
                                     -------     -------     -------
RENTAL INCOME (IN THOUSANDS):
     Minimum rental income           $49,750     $27,570     $11,022
     Contingent rental income          4,751       5,355       5,324
                                     -------     -------     -------
                        TOTAL        $54,501     $32,925     $16,346
                                     =======     =======     =======

If Burger King properties are not adequately maintained during the term of the tenant leases of which there are 208, such properties may have to be rebuilt before the leases can be renewed, either by the Company as it considers necessary or pursuant to Burger King's successor policy. The successor policy, which is subject to change from time to time at Burger King's discretion, is intended to encourage the reconstruction, expansion, or other improvement of older Burger King restaurants and generally affects properties that are more than ten years old or are the subject of a franchise agreement that will expire within five years.

Under the current OP agreement, Burger King can require that a restaurant property be rebuilt. If the tenant does not elect to undertake the rebuilding, the Company would be required to make the required improvement itself. However, as a condition to requiring the Company to rebuild, Burger King would be required to pay the Company its percentage share ("Burger King's Percentage Share") of the rebuilding costs. Such percentage share would be equal to (i) the average franchise royalty fee percentage rate payable to Burger King with respect to such restaurant, divided by (ii) the aggregate of such average franchise royalty fee percentage rate and the average percentage rate payable to the Partnership with respect to such restaurant property. The Company believes that Burger King's Percentage Share of the rebuilding costs would typically be 29% for a restaurant property.

Management believes it is unlikely that any material amount of rebuilding of Burger King restaurant properties will be required in the next several years, if ever.

To encourage the early renewal of existing leases/subleases, the Company recently established an "early renewal program" whereby the Company has offered to certain tenants the right to renew existing leases/subleases for up to an additional 20 years in consideration for remodeling financing. The purpose of this program is to extend the term of existing leases/subleases prior to the end of the lease term and enhance the value of the underlying property to the Company. As of December 31, 1998, the Company has extended the lease term on 69 leases/subleases as a result of remodel grants and lease riders. One lease in 1997 and two leases in 1996, respectively were renewed with loans. During 1998 and 1997, the Company paid remodeling costs of $488,000 and $888,000 respectively in conjunction with this Program.

9. COMMITMENTS

The land at 92 restaurant properties and the land and buildings at 38 restaurant properties are leased by the Company from third party lessors. The building portions of the leases are generally capital leases while the land portions are operating leases. These leases provide for an original term of 20 years and most are renewable at the Company's option. As of December 31, 1998, the remaining lease terms (excluding renewal option terms) expire from one to 12 years. If all renewal options are taken into account, the terms expire from one to 33 years. Rents payable may escalate during the original lease and renewal terms. For eight properties, the leases provide for contingent rent based on each restaurant's sales.


                                                                         CAPITAL         OPERATING
                                                                         LEASES           LEASES
                                                                      -------------    ---------------
                                                                      (IN THOUSANDS)   (IN THOUSANDS)
MINIMUM FUTURE LEASE OBLIGATIONS FOR YEARS ENDING DECEMBER 31
  ARE AS FOLLOWS:
1999                                                                  $       60       $      3,113
2000                                                                           4              2,889
2001                                                                           1              2,477
2002                                                                        --                2,145
2003                                                                        --                1,629
Later                                                                       --                4,077
                                                                      ----------       ------------
Total minimum obligations (a)                                                 65       $     16,330
                                                                                       ============
Amount representing interest                                                  (2)
                                                                      ----------
Present value of minimum obligations                                  $       63
                                                                      ==========

(a) Minimum lease obligations have not been reduced by minimum sublease rentals.


                                                 YEARS ENDED DECEMBER 31,
                                  -------------------------------------------------
                                      1998               1997             1996
                                  -------------     -------------     -------------
                                  (IN THOUSANDS)    (IN THOUSANDS)   (IN THOUSANDS)
RENTAL EXPENSE
Minimum rental expense            $       3,057     $       2,434     $       1,992
Contingent rental expense                   101                54                88
                                  -------------     -------------     -------------
                        TOTAL     $       3,158     $       2,488     $       2,080
                                  =============     =============     =============

On October 15, 1997, the Company entered into four-year employment agreements with its two executive officers for which the aggregate compensation of the two executive officers is $500,000 per year. Under such agreements, the Company is liable for the compensation benefits for three years of the agreements if an executive officer were to be terminated without cause, as defined. As of December 31, 1998, the remaining unearned compensation under the employment agreements was $896,000.

The Company has entered into commitments for development of certain restaurant, gas station/convenience store properties. As of December 31, 1998, the Company had commitments totaling approximately $13,000,000 representing construction contract costs not yet incurred.

The Company is subject to various legal proceedings in the ordinary course of business. The resolution of these matters cannot be predicted with any certainty, management believes the final outcome of such matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

10. RELATED PARTY TRANSACTIONS

Prior to October 15, 1997, the Managing General Partner of USRP was responsible for managing the business and affairs of USRP. USRP paid the Managing General Partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to USRP. The allowance for the period ended October 15, 1997 and the year ended December 31, 1996 was $1,826,000 and $1,175,000 respectively. The Company's accounts payable balance includes $121,000 for this allowance as of December 31, 1997. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of USRP during 1997 and 1996.

USRP compensated the Managing General Partner for its efforts and increased internal expenses with respect to additional properties acquired. USRP paid the Managing General Partner, with respect to each additional property purchased:
(i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1997 and 1996, the one-time acquisition fee equaled $1,401,000 and $1,043,000, respectively, which was capitalized, and the increase in the non-accountable annual fee equaled $498,000 and $495,000 respectively. In addition, if the Rate of Return (as defined) on the Partnership's equity on all additional properties exceeded 12 percent per annum for any fiscal year, the Managing General Partner was paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. For 1996, this additional fee equaled $93,000 and there was no fee paid in 1997. These fees were discontinued with the termination of the management contract between QSV and USRP on October 15, 1997 (See Note 11).

The Managing General Partner of Arkansas Restaurants #10 L.P.(Ark #10) is owned by an officer of the Company who receives no compensation for this role. The Managing General Partner owns 90% of the outstanding equity interest in Ark #10. As of December 31, 1998 and 1997, notes receivable of $454,000 and $261,000 were due from Ark #10, respectively. The notes receivable are due on September 1, 1999 ($394,000) and November 2, 1999 ($60,000) and have an interest rate of 9.0% per annum. At December 31, 1998 and 1997, tenant and other receivables from Ark #10 were $678,000 and $158,000, respectively. During 1997, the Company paid remodeling costs of $53,000 on behalf of Ark #10 for three restaurants operated by Ark #10 under the Company's early-renewal program for Burger King restaurant properties (See Note 8). In addition, Ark #10 has an agreement to reimburse the Company for overhead incurred on its behalf, which amounted $52,000 in 1998.

The Managing General Partner of Southeast Fast Food Partners, L.P.(SFF) is owned by another officer of the Company. The Managing General Partner owns approximately 9.8% of the outstanding equity interest of SFF. As of December 31, 1998 and 1997, notes receivable of $1,070,000 were due from SFF. The notes receivable are due on July 1, 1999 and have an interest rate of 9.0% per annum. As of December 31, 1998 and 1997, notes receivable of $136,000 are due from the owners of SFF one of which is an officer of the Company. These notes receivable are due on July 1, 1999 and have an interest rate of 9.0% per annum. At December 31, 1998 and 1997, tenant and other receivables from SFF were $979,000 and $362,000, respectively.

The Company is currently in negotiations with Ark #10 and SFF to modify their current lease and note agreements with the Company.

During 1996, the Company agreed to make available to U.S. Restaurant Properties Development Company, LP (Development Co.) a revolving line of credit in the principal amount of $5,000,000, to be used solely for paying for the acquisition and development of restaurant properties, which were to be purchased by the Company upon completion of development. The line of credit was secured by the development properties and had an annual interest rate of 9.0%. At December 31, 1997, the outstanding balance was $3,920,000.

In April 1998, the line of credit to Development Co. was increased to $15,000,000 with interest only payments due on November 1, 1998, and on each anniversary thereof throughout the term of the note with all outstanding principal and accrued but unpaid interest due on October 31, 2001, when it matured. The assets of Development Co. were acquired during 1998 in settlement of the outstanding note and the revolving line of credit was terminated.

As of April 29, 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") (See Note 5) entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships engage in lending activities to owners and operators of quick service franchises and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner interests it owns) of 71.25% and 47.5%, respectively, in these two partnerships. As of December 31, 1998, the Company had other receivables from the two lending partnerships of $306,000 and a note receivable of $640,000 from the General Partner and Limited Partner. Officers of the Company own 95% of the voting stock of the General Partner and the Limited Partner.

As of March 11, 1998, the Company issued 23,725 shares of common stock for a 15% ownership interest in The Anz Company, LLC (ANZ). During 1998, ANZ provided services for the Company. These services represented approximately 9% of ANZ's total revenues.

In 1998, eleven restaurant properties were acquired from Apple South, Inc., a Georgia corporation. The operations on these properties were purchased by an entity which is owned by a director of the Company. The Company has entered into a lease agreement with this director's entity that purchased the operations on these 11 properties. In 1997, two sale/leaseback transactions were completed by the Company with Carlos O'Kelly's, Inc. Carlos O'Kelly's, Inc. is owned by a director of the Company. As of December 31, 1998 no balances were outstanding from this related party.

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

MINORITY INTEREST

In connection with the conversion to a REIT, the management contract between QSV and USRP was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of the OP. The OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit may be exchanged by the holder thereof for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the year 2000. These earnings targets are based upon what QSV would have received under their prior management contract. As of December 31, 1998, the Company has accrued approximately $12,047,000 (based on the market value of a share of the Company's Common Stock at December 31, 1998) representing 495,509 OP units based on earnings targets that have been met. The 495,509 OP units have not been issued and will not participate in any income (loss) or receive any distributions from the OP until such units are issued. In addition to the OP units and Common Stock issued in 1997 relating to the termination of the management contract, the Company also issued 14,254 OP units for the purchase of property during the twelve months ended December 31, 1998. The OP units outstanding of 1,162,672 represent the minority interest.

Minority interest in the OP consists of the following at December 31, 1998 and 1997 (in thousands):


       Termination of management contract and
            issuance of original 1,148,418 OP units
            on October 15, 1997                         $        19,749
       Distributions paid                                          (415)
       Income allocated to minority interest                        202
                                                        ---------------
       Balance December 31, 1997                        $        19,536

       Market value of contingent shares earned                  12,047
       OP units issued for property                                 355
       Distributions paid                                        (1,813)
       Distributions declared                                      (500)
       Loss allocated to minority interest                          (58)
                                                        ---------------
       Balance at December 31, 1998                     $        29,567
                                                        ===============

SHELF REGISTRATION

On August 22, 1997, the Company filed a shelf registration statement to register shares of Common or Preferred Stock for sale in the amount of $150,000,000. The amount of securities available for sale under this shelf registration statement at December 31, 1998 is $25,025,000.

On October 30, 1998, the Company filed a shelf registration for $175,000,000 to register shares of Common and Preferred Stock for sale. This registration statement has not been declared effective as of the date of this Form 10-K.

PREFERRED STOCK

On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A") with a liquidation preference of $25.00 per share under the August 22, 1997 shelf registration statement. Shares of Series A are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at a conversion price of $26.64 per share of Common Stock (equivalent to a conversion rate of .9384 shares of Common Stock). Distributions on Series A are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of Common Stock into which a share of Series A is convertible. As of December 31, 1998, 62 Series A shares have been converted into Common Stock. Holders of Preferred Stock are entitled to receive dividends in preference to any dividends to Common Stockholders or OP unit holders.

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

For the year ended December 31, 1998, the Company paid distributions of $22,824,000 to its Common Stockholders and the minority interests (or $1.5725 per share of Common Stock), of which 36% represented a return of capital and 64% represented ordinary taxable dividend income. As of December 31, 1998, $8,456,000 dividends have been declared to be paid on Preferred and Common Stock outstanding to stockholders and minority interests OP unitholders of record on March 1, 1999.

DISTRIBUTIONS AND ALLOCATIONS AS UNITHOLDERS

Under the amended USRP partnership agreement, cash flow from operations and net proceeds from capital transactions of USRP each year were distributed 98.02% to the unitholders and 1.98% to the general partners for the period January 1, 1996 through October 15, 1997 (date of REIT conversion).

All operating income and loss of USRP for each year generally was allocated among the partners in the same aggregate ratio as cash flow was distributed for that year. Gain and loss from a capital transaction was generally allocated among the partners in the same aggregate ratio as proceeds of the capital transactions were distributed except to the extent necessary to reflect capital account adjustments. For the period ended October 15, 1997 and for the year ended December 31, 1996, distributions to USRP unitholders amounted to $12,016,000 and $11,392,000, respectively.

12. SUPPLEMENTAL CASH FLOW INFORMATION

During the year ended December 31, 1998 the Company had the following additional non-cash investing activities related to the purchase of net assets of U.S. Restaurant Properties Development, L.P.:


                                                                  1998
                                                              -------------
                                                              (in thousands)
      Rent and other receivables                              $         193
      Prepaid and other assets                                          524
      Property                                                        5,716
      Accounts payable                                                  (52)
                                                              -------------
      Non-cash note receivable                                $       6,381
                                                              =============

13. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

The fair value of notes and mortgage loan receivables totaling $31,500,000 and $14,665,000 as of December 31, 1998 and 1997, respectively, have a fair value of $34,211,000 and $12,973,000, respectively, based upon interest rates for notes with similar terms and remaining maturities.

The fair value of cost method investments totaling $914,000 as of December 31, 1998 have a fair value of $849,000 based on publicly traded share prices for publicly traded investments and prices recently paid by the Company and/or published market values if available for private investments.

The fair value of notes and mortgage loan payables totaling $206,112,000 and $40,000,000 as of December 31, 1998 and 1997, respectively, have a fair value of $214,988,000 and $41,250,000, respectively based upon interest rates for notes with similar terms and remaining maturities.

The fair value estimates presented herein are based on information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

14. EMPLOYEE BENEFIT PLAN

Effective October 15, 1997, the U.S. Restaurant Properties, Inc. 401(k) plan (the "Plan") was established as a savings plan for the Company's employees. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of January 1, April 1, July 1 and October 1 immediately following the later of the (i) six months after their first day of employment with the Company or (ii) the date an employee attains the age of 21, as defined. Each participant may make contributions to the Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant's annual compensation (not to exceed $10,000 per annum for 1998). The Company will match up to 25% of participating annual employee contributions. The Company's matching contributions are made in Company stock, which is purchased by the Plan on the open market, and are subject to specified years-of-service for vesting of the Company's portion of contributions to the Plan. Employer contributions of approximately $25,000 and $7,000 have been paid or accrued for the year ended December 31, 1998 and December 31, 1997, respectively.

15. PRO FORMA (UNAUDITED)

The following pro forma information was prepared by adjusting the actual consolidated results of the Company for the years ended December 31, 1998 and 1997 for the effects of:

a. the purchase of 286 restaurant and gas stations and convenience properties on various dates during 1998 for an aggregate purchase price of $214,909,000 including the value of 24,768 shares of Common Stock and 14,254 OP Units issued to sellers; and the sale of 12 restaurant properties for $8,174,000 and other related financing transactions including the sale of 1,359,063 shares of Common Stock for $32,407,000 and the repurchase and retirement of 33,700 shares of Common Stock for $842,000; and.

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

These pro forma results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the restaurant properties were acquired as of January 1, 1997 and they do not include gains on property dispositions and they do not purport to represent the results of operations for future periods.


(In thousands)                                            YEAR ENDED DECEMBER 31,
                                                          ----------------------
                                                            1998          1997
                                                          --------      --------
TOTAL REVENUES                                            $ 72,629      $ 70,772
                                                          ========      ========
NET INCOME (LOSS)                                         $  6,709      $ (2,450)

Dividends on Preferred Stock/General Partner interest       (7,102)       (7,102)
                                                          --------      --------

Net income (loss) allocable to
       Common shareholders/unit holders                   $   (393)     $ (9,552)
                                                          ========      ========

Net income (loss) per share/unit
       Basic                                              $  (0.03)     $  (0.68)
       Diluted                                            $  (0.03)     $  (0.68)
Weighted average shares/units outstanding
       Basic                                                14,297        14,005
       Diluted                                              14,297        14,005

16. SUMMARY BY QUARTER (UNAUDITED)


                                                              QUARTER
                                         ------------------------------------------------------       TOTAL
                                            FIRST       SECOND        THIRD            FOURTH         YEAR
                                         ----------   ----------   -----------     -------------   -----------
1998
Revenues                                 $    13,221  $    14,195  $    14,506     $    16,608     $    58,530

Net income (loss)                              4,404        4,862         (653)(a)      (2,696)(a)       5,917(a)

Income (loss) allocable to
     Common stockholders                       2,628        3,086       (2,429)         (4,470)         (1,185)

Earnings (loss) per common share (c)

Basic net income (loss) per share        $      0.20  $      0.24  $     (0.18)    $     (0.31)    $     (0.09)
Diluted net income (loss) per share      $      0.20  $      0.23  $     (0.18)    $     (0.31)    $     (0.09)

1997
Revenues                                 $     6,265  $     8,556  $     9,775     $    10,988     $    35,584

Net income (loss)                              1,952        2,147        2,532         (16,024)(b)      (9,393)(b)

Income (loss ) allocable to
     Common stockholders                       1,913        2,105        2,482         (16,761)        (10,261)

Earnings (loss) per common share (c)

Basic net income (loss) per share        $      0.18  $      0.18  $      0.20     $     (1.30)    $     (0.88)
Diluted net income (loss) per share      $      0.18  $      0.18  $      0.20     $     (1.30)    $     (0.88)



(a) Includes $4,991, $7,056, and $12,047 in the third and fourth quarter and year, respectively, relating to the contingent shares of Common Stock or OP units the Company will have to issue in 2001 based upon transactions to date for the termination of the management contract with QSV.

(b) Includes $19,220 relating to the termination of the management contract with QSV.

(c) Due to the significant variances between quarters in net income and weighted average shares outstanding, the combined quarterly income (loss) per share does not equal the reported income (loss) per share for 1997 or 1998.

                        U.S. RESTAURANT PROPERTIES, INC.
              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                                 (IN THOUSANDS)



                                                                       INITIAL COST TO COMPANY AND
                                                                    GROSS AMOUNT AT DECEMBER 31, 1998
                                                     -------------------------------------------------------------
                                        NO. OF
           STORE TYPE                 PROPERTIES         LAND         BUILDINGS         EQUIPMENT          TOTAL
------------------------             --------------  -----------   ------------     ---------------    -----------

APPLEBEE'S                                       12  $     1,939   $      9,962     $            --    $    11,901
ARBY'S                                           87       11,591         41,283                  --         52,874
BRUEGGER'S BAGEL                                 17        2,422          9,478                  --         11,900
BURGER KING                                     208       35,465         61,261                 242         96,968
CHEVRON                                           2          352          1,046                  --          1,398
CHILI'S                                           8        4,101          7,769                  --         11,870
CITGO                                             9        2,319          4,982                  --          7,301
CONOCO                                           27        6,958         22,076                  --         29,034
DAIRY QUEEN                                      41        2,908          8,628                 875         12,411
DENNY'S                                           6          853          2,440                 109          3,402
EL CHICO                                         22        8,500         19,685                  --         28,185
EMBERS                                            8          904          2,248                 447          3,599
FINA                                             53        5,070         15,518                  --         20,588
GRANDY'S                                         30       12,758             --                  --         12,758
HARDEE'S                                         27        2,990         17,247               2,099         22,336
KETTLE                                           19          688          1,663                  --          2,351
KFC                                               5        1,979          4,529                  --          6,508
MOBIL                                             4        2,389          3,046                  66          5,501
PHILLIP 66                                       10        1,775          1,758               1,667          5,200
PIZZA HUT                                        20        1,943          6,215                  --          8,158
POPEYE'S                                         20        3,369          8,707                  --         12,076
SCHLOTZSKY'S                                     28        8,310         14,734                  --         23,044
TACO BELL                                         5          560          1,034                  --          1,594
WENDY'S                                           8        1,360          2,949                  54          4,363
OTHER BRANDS                                    172       50,652         74,428               2,498        127,578
                                     --------------  -----------   ------------     ---------------    -----------

                                                848  $   172,155   $    342,686     $         8,057    $   522,898
                                     ==============  ===========   ============     ===============    ===========




                                                   ACCUMULATED DEPRECIATION
                                                     AT DECEMBER 31, 1998
                                      ------------------------------------------------

           STORE TYPE                    BUILDINGS         EQUIPMENT           TOTAL
------------------------              -------------    ----------------    -----------

APPLEBEE'S                            $         191    $             --    $       191
ARBY'S                                        3,182                  --          3,182
BRUEGGER'S BAGEL                                818                  --            818
BURGER KING                                   8,313                  80          8,393
CHEVRON                                          49                  --             49
CHILI'S                                         970                  --            970
CITGO                                            70                  --             70
CONOCO                                           46                  --             46
DAIRY QUEEN                                   1,352                 333          1,685
DENNY'S                                          25                  --             25
EL CHICO                                        957                  --            957
EMBERS                                          150                  85            235
FINA                                             32                  --             32
GRANDY'S                                         --                  --             --
HARDEE'S                                      2,623                 657          3,280
KETTLE                                          112                  --            112
KFC                                             238                  --            238
MOBIL                                            39                   8             47
PHILLIP 66                                       43                  70            113
PIZZA HUT                                       631                  --            631
POPEYE'S                                        444                  --            444
SCHLOTZSKY'S                                    935                  --            935
TACO BELL                                        73                  --             73
WENDY'S                                         188                   8            196
OTHER BRANDS                                  4,816                 400          5,216
                                      -------------    ----------------    -----------

                                      $      26,297    $          1,641    $    27,938
                                      =============    ================    ===========

(1)  Substantially all property is restaurant property.

(2) Substantially all property is unsecured except for 18 gas station properties which are secured by a $6,550,000 note payable and one office building that is secured by a $1,062,000 mortgage note payable.

(3) Depreciation is computed over the estimated useful life of 15 to 20 years for the restaurant buildings and improvements and 7 years for the restaurant equipment.

(4) Burger King restaurant properties include the land values of 98 restaurant properties in which the building and improvements are accounted for as direct financing leases.

(5) Transactions in real estate and equipment and accumulated depreciation during 1998 and 1997 are summarized below.

(6) The 848 properties include the 865 (854 core business properties, 10 billboard properties and one office building) less 17 properties currently under development.


                                                                    COST         DEPRECIATION
                                                                  ---------      ------------
Balance, December 31, 1996                                        $ 145,112      $      5,453
                                     Acquisitions                   183,686              --
                                     Cost of real estate sold        (3,270)             (245)
                                     Depreciation expense              --               8,230
                                                                  ---------      ------------

Balance, December 31, 1997                                          325,528            13,438

                                     Acquisitions                   204,944              --
                                     Cost of real estate sold        (7,447)             (325)
                                     Depreciation expense              --              14,825
                                     Asset impairment                  (127)             --
                                                                  ---------      ------------

Balance, December 31, 1998                                        $ 522,898      $     27,938
                                                                  =========      ============

                                INDEX TO EXHIBITS


Exhibit
Number
-------
2.1  Agreement and Plan of Merger dated October 14, 1997 by and among U.S.
     Restaurant Properties Master L.P., U.S. Restaurant Properties, Inc., USRP
     Acquisition, L.P., USRP Managing, Inc., and QSV Properties, Inc.(1)

10.1 Withdrawal Agreement dated October 15, 1997 by and among U.S. Restaurant
     Properties, Inc., U.S. Restaurant Properties Master L.P., U.S. Restaurant
     Properties Operating L.P. and QSV Properties, Inc.(2)

10.2 Fourth Amended and Restated Agreement of Limited Partnership of U.S.
     Restaurant Properties Operating L.P.(3)

10.3 Amendment to Revolving Credit Agreement dated January 9, 1998 among U.S.
     Restaurant Properties Operating L.P., the institutions from time to time party thereto as Lenders and as Co-agents and Union Bank of Switzerland

10.4 Employment Agreement dated October 15, 1997 by and between U.S. Restaurant
     Properties, Inc. and Robert J. Stetson(4)

10.5 Employment Agreement dated October 15, 1997 by and between U.S. Restaurant
     Properties, Inc. and Fred H. Margolin(5)

10.6 Note Purchase Agreement dated May 1, 1998 for $111,000,000, 7.15% Senior
     Notes due May 1, 2005 between U.S. Restaurant Properties Operating L.P.,
     U.S. Restaurant Properties, Inc. and the purchasers

10.7 Note Purchase Agreement dated October 15, 1998 for $47,500,000, 8.22%
     Senior Notes due August 1, 2003 between U.S. Restaurant Properties
     Operating L.P., U.S. Restaurant Properties, Inc. and the purchasers

12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1 U.S. Restaurant Properties, Inc. List of Subsidiaries as of December 31,
     1998

23.1 Independent Auditors' Consent letter dated March 29, 1999 from Deloitte &
     Touche LLP

27.1 Financial Data Schedule



(1) Previously filed as Exhibit 2.5 to the registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(2) Previously filed as Exhibit 10.1 to the registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(3) Previously filed as Exhibit 10.2 to the registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(4) Previously filed as Exhibit 10.4 to the registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(5) Previously filed as Exhibit 10.5 to the registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.