Form 10-Q
period 1999-03-31
U S RESTAURANT PROPERTIES INC
filed 1999-05-14
CIK 1032462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended March 31, 1999

                                       or

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

As of May 7, 1999, there were 14,338,627 shares of Common Stock $.001 par value outstanding.

                        U.S. RESTAURANT PROPERTIES, INC.


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of March 31, 1999
                 (Unaudited) and December 31, 1998............................ 3

               Condensed Consolidated Statements of Income for the Three
                 Months Ended March 31, 1999 and 1998 (Unaudited)............. 4

               Condensed Consolidated Statements of Other Comprehensive
                 Income for the Three Months Ended March 31, 1999 and
                 1998 (Unaudited)............................................. 5

               Condensed Consolidated Statement of Stockholders' Equity
                 for the Three Months Ended March 31, 1999 (Unaudited)........ 6

               Condensed Consolidated Statements of Cash Flows for the
                 Three Months Ended March 31, 1999 and 1998 (Unaudited)....... 7

               Notes to Condensed Consolidated Financial Statements
                 (Unaudited).................................................. 9

      Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................15

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....19


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................20

      Item 2.  Changes in Securities..........................................20

      Item 3.  Defaults upon Senior Securities................................20

      Item 4.  Submission of Matters to Vote of Security Holders..............20

      Item 5.  Other Information..............................................20

      Item 6.  Exhibits and Reports on Form 8-K...............................20

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                           March 31,        December 31,
                                                             1999               1998
                                                       ----------------   ----------------
                                                            (Unaudited)
              ASSETS
Property, net
  Land                                                  $    195,657       $    172,155
  Building and leasehold improvements                        389,376            342,686
  Machinery and equipment                                     11,624              8,057
                                                       ----------------   ----------------
                                                             596,657            522,898
  Less: Accumulated depreciation                             (32,795)           (27,938)
                                                       ----------------   ----------------
                                                             563,862            494,960

Construction in progress                                      19,943             30,713
Cash and cash equivalents                                        206              1,857
Restricted cash                                                  700                700
Rent and other receivables, net
  (includes $2,274 and $1,962 from related parties)           10,098             10,817
Prepaid expenses and purchase deposits                         2,184             10,091
Investments                                                    3,809              3,057
Notes receivable
  (includes $2,300 from related parties)                      18,233              8,225
Mortgage loan receivable                                      23,949             23,275
Net investment in direct financing leases                      9,151              9,678
Intangibles and other assets, net                             10,515             10,796
                                                       ----------------   ----------------
                                       TOTAL ASSETS     $    662,650       $    604,169
                                                       ================   ================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                $     11,456       $     11,492
Accrued dividends and distributions                            8,635              8,456
Unearned contingent rent                                       1,928              2,148
Deferred gain on sale of property                                556                556
Lines of credit                                              164,000            136,000
Notes payable                                                240,050            205,050
Mortgage note payable                                          1,056              1,062
Capitalized lease obligations                                     46                 63
                                                       ----------------   ----------------
                                  TOTAL LIABILITIES          427,727            364,827

Minority interest in operating partnership                    31,656             29,567
Stockholders' Equity
Preferred stock, $.001 par value per share;
  50,000 shares authorized, Series A - 3,680
  shares issued and outstanding as of March 31,
  1999 and December 31, 1998 (aggregate
  liquidation value $92,000)                                       4                  4
Common stock, $.001 par value per share;
  100,000 shares authorized, 14,339 and 14,372
  shares issued and outstanding as of March 31,
  1999 and December 31, 1998, respectively                        14                 14
Additional paid in capital                                   261,320            262,024
Excess stock, $.001 par value per share, 15,000
  shares authorized, no shares issued
Accumulated other comprehensive loss                          (1,001)              (797)
Distributions in excess of net income                        (57,070)           (51,470)
                                                       ----------------   ----------------
                         TOTAL STOCKHOLDERS' EQUITY          203,267            209,775
                                                       ----------------   ----------------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $    662,650       $    604,169
                                                       ================   ================

See Notes to Consolidated Financial Statements


                        U.S. RESTAURANT PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                       Three Months Ended March 31,
                                                   ------------------------------------
                                                           1999               1998
                                                   -----------------   ----------------
Revenues:
  Rental income                                     $      16,744       $     11,633
  Interest income and other                                 1,737                596
  Amortization of unearned income
    on direct financing leases                                261                317
                                                   -----------------   ----------------
                        Total revenues                     18,742             12,546
Expenses:
  Rent                                                        115                 67
  Depreciation and amortization                             5,474              3,370
  General and administrative                                1,312              1,020
  Interest expense                                          6,739              3,261
  Termination of management contract                        2,550                 --
  Equity in net loss of affiliates                             61                 --
                                                   -----------------   ----------------
                        Total expenses                     16,251              7,718
                                                   -----------------   ----------------
Income before gain on sale of property,
  minority interest in operating partnership
  and extraordinary item                                    2,491              4,828

Gain on sale of property                                       72                 --
                                                   -----------------   ----------------
Income before minority interest in operating
  partnership and extraordinary item                        2,563              4,828

Minority interest in operating partnership                    (53)              (234)
                                                   -----------------   ----------------
Income before extraordinary item                            2,510              4,594

Loss on early extinguishment of debt                           --               (190)
                                                   -----------------   ----------------
Net income                                                  2,510              4,404

Dividends on Preferred Stock                               (1,776)            (1,776)
                                                   -----------------   ----------------
Net income allocable to Common Stockholders         $         734       $      2,628
                                                   =================   ================
Net income per share
   Basic                                            $        0.05       $       0.20
   Diluted                                          $        0.05       $       0.20

Weighted average shares outstanding
   Basic                                                   14,352             12,852
   Diluted                                                 15,300             13,017


See Note 1 for Pro Forma effect of change in Accounting Principle

See Notes to Consolidated Financial Statements


                        U.S. RESTAURANT PROPERTIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)



                                                      Three Months Ended March 31,
                                                   ------------------------------------
                                                         1999               1998
                                                   -----------------   ----------------

Net income                                          $       2,510       $      4,404
   Other comprehensive loss - unrealized
      loss on investments                                    (204)                --
                                                   -----------------   ----------------
Comprehensive income                                $       2,306       $      4,404
                                                   =================   ================

See Notes to Consolidated Financial Statements


                                         U.S. RESTAURANT PROPERTIES, INC.
                       CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                                     FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                  (In thousands)




                                                                                                         Accumulated
                               Preferred Stock         Common Stock                       Distributions     Other
                             -------------------- ---------------------- Additional Paid  in Excess of  Comprehensive
                              Shares   Par Value   Shares     Par Value     In Capital      Net Income       Loss         Total
                             -------- ----------- --------- ------------ ---------------- ------------- ------------- ------------
Balance  January 1, 1999       3,680   $     4      14,372    $     14    $     262,024    $  (51,470)   $      (797)  $  209,775

Common stock repurchased
  and retired                                          (33)                        (704)                                     (704)
Other comprehensive loss                                                                                        (204)        (204)
Net income                                                                                      2,510                       2,510
Distributions on preferred
  stock                                                                                        (1,776)                     (1,776)
Distributions on common
  stock and distributions
  declared                                                                                     (6,334)                     (6,334)
                             -------- ----------- --------- ------------ ---------------- ------------- ------------- ------------
Balance March 31, 1999         3,680   $     4      14,339   $       14   $     261,320    $  (57,070)   $    (1,001)  $  203,267
                             ======== =========== ========= ============ ================ ============= ============= ============


See Notes to Consolidated Financial Statements


                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                               Three Months ended
                                                                    March 31,
                                                       ----------------------------------
                                                            1999               1998
                                                       ----------------   ---------------

Cash flows from operating activities:
Net Income                                              $      2,510       $    4,404
Adjustments to reconcile net income
  to net cash from operating activities:
    Depreciation and amortization                              5,474            3,370
    Amortization of deferred financing costs                     236              141
    Non-cash interest income                                    (136)              --
    Unrealized gain on trading securities                       (409)              --
    Gain on sale of property                                     (72)              --
    Termination of management contract                         2,550               --
    Distributions received on investments                        100               --
    Minority interest in operating partnership                    53              234
    Equity in loss of affiliates                                  61               --
    Loss on early extinguishment of debt                          --              190
    Increase in restricted cash                                   --             (700)
    Decrease (increase) in rent and other
      receivables, net                                           628             (743)
    Increase in prepaid expenses                                (616)            (357)
    Reduction in net investment in direct
      financing leases                                           527              583
    Increase (decrease) in accounts payable
      and accrued liabilities                                    (36)              64
    Decrease in unearned contingent rent                        (220)              --
                                                       ----------------   ---------------
                                                               8,140            2,782
                                                       ----------------   ---------------
            Cash provided by operating activities             10,650            7,186

Cash flows used in investing activities:
    Proceeds from sale of properties                           5,934               --
    Purchase of property                                     (45,418)         (43,547)
    Purchase of machines and equipment                        (2,028)            (736)
    Construction payments                                     (6,733)              --
    Decrease in purchase deposits                              8,523              236
    Purchase of investments                                     (573)             (92)
    Increase in mortgage loan receivable                      (1,200)              --
    Reduction of mortgage loan receivable
      principal                                                  526               42
    Increase in notes receivable                             (10,074)          (6,731)
    Reduction of notes receivable principal                       66               46
                                                       ----------------   ---------------
            Cash used in investing activities                (50,977)         (50,782)


                             continued on next page


                        U.S. RESTAURANT PROPERTIES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
                                 (In thousands)

                                                              Three Months ended
                                                                   March 31,
                                                       ----------------------------------
                                                             1999               1998
                                                       ----------------   ---------------

Cash flows from financing activities:
    Proceeds from line of credit                              40,000          139,786
    Payments on line of credit                               (12,006)         (78,782)
    Proceeds from notes payable                               20,000               --
    Proceeds from sale of common stock                            --            3,099
    Preferred stock dividends paid                            (1,776)          (2,348)
    Distributions to stockholders                             (6,169)          (4,809)
    Distributions to minority interest                          (500)            (425)
    Financing costs and other intangibles                       (140)            (985)
    Payments on capitalized lease obligations                    (29)             (26)
    Repurchase and retirement of stock                          (704)              --
                                                       ----------------   ---------------
      Cash flows provided by financing activities             38,676           55,510
                                                       ----------------   ---------------
Increase (decrease) in cash and cash equivalents              (1,651)          11,914
Cash and cash equivalents at beginning of period               1,857            1,104
                                                       ----------------   ---------------
Cash and cash equivalents at end of period              $        206       $   13,018
                                                       ================   ===============
Supplemental disclosure:
   Interest paid during the period                      $      4,116       $    2,572

Non-cash investing activities:
   Fair value of stock issued for ownership
     interest in another entity                         $         --       $      621
   Property acquired under capital lease                $         12       $       --
   Deferred rent on sale of property                    $         91       $       --
   Note payable in exchange for property                $     15,000       $       --
   Unrealized loss on investments                       $        204       $       --
   Net transfers from construction in
     progress to property                               $     17,503       $       --

Non-cash financing activities:
   Common stock dividends declared                      $        165       $       --
   Distributions to minority interest declared          $         14       $       --


See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At March 31, 1999, the Company owns 92.57% of and controls the OP. As of March 31, 1999, the Company owned 892 core business properties in 49 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three months ended March 31, 1999, are not necessarily indicative of the results to be expected for the year ending
December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The accompanying condensed consolidated balance sheet as of March 31, 1999 and the other condensed consolidated financial information for the three months ended March 31, 1999 and 1998, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's condensed consolidated financial statements for the periods presented have been included therein.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground rents where applicable. Accordingly, the accompany financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income. For the three months ended March 31, 1999 and 1998, the Company has recorded rent expense of $777,000 and $675,000, respectively as a reduction to rent revenues.

Amounts in previous periods have been reclassified to conform to current period presentation.

The Company had 14,338,627 and 14,372,027 shares of Common Stock outstanding as of March 31,1999 and December 31, 1998 respectively.

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provides guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rents"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998. Using the historical basis of accounting, net income before extraordinary item, net income and basic and diluted net income per share amounts would have been $2,290,000, $2,290,000, $0.04 and $0.03, respectively, for the three month period ended March 31, 1999.

The pro forma information below was prepared based on management's estimate for the effects of EITF 98-9 since it is impracticable to calculate the actual amount on a retroactive basis precisely. Management of the Company believes that the estimate is not materially different from what actual results would have been under EITF 98-9. Following is the pro forma information for the three months ended March 31, 1999 and 1998 as if the EITF 98-9 were in effect as of January 1, 1998:

                                                               Three months ended
                                                                    March 31,
                                                       ----------------------------------
(In thousands, except per share amounts)                   1999                1998
                                                       --------------      --------------
Income before extraordinary item as reported            $    2,510          $    4,594
 Add: Adjustment for change in accounting policy
      on recognition of contingent lease rent                  622                  76
                                                       --------------      --------------
Income before extraordinary item as adjusted            $    3,132          $    4,670
                                                       ==============      ==============
Net income as adjusted                                  $    3,132          $    4,480
                                                       ==============      ==============
Net income available to common stockholders
  as adjusted                                           $    1,356          $    2,704
                                                       ==============      ==============
Income per share - Basic:
  Before extraordinary item, less dividends
    on Preferred Stock as reported                      $     0.05          $     0.22
  Adjustment for effect of change in
    accounting policy                                         0.04                0.01
                                                       --------------      --------------
  Income before extraordinary item, less
    dividends on Preferred Stock as adjusted            $     0.09          $     0.23
                                                       ==============      ==============
  Net income available to common
    stockholders as reported                            $     0.05          $     0.20
  Adjustment for effect of change in
    accounting policy                                         0.04                0.01
                                                       --------------      --------------
  Net income available to common stockholders
    as adjusted                                         $     0.09          $     0.21
                                                       ==============      ==============
Income per share - Diluted:
  Before extraordinary item, less dividends
    on Preferred Stock as reported                      $     0.05          $     0.22
  Adjustment for effect of change in
    accounting policy                                         0.04                0.01
                                                       --------------      --------------
  Income before extraordinary item, less
    dividends on Preferred Stock as adjusted            $     0.09          $     0.23
                                                       ==============      ==============
  Net income available to common
    stockholders as reported                            $     0.05          $     0.20
  Adjustment for effect of change in
    accounting policy                                         0.04                0.01
                                                       --------------      --------------
  Net income available to common stockholders
    as adjusted                                         $     0.09          $     0.21
                                                       ==============      ==============


2.  NET INCOME PER SHARE OF COMMON STOCK

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, contingent shares and stock on which the price is guaranteed ("Guaranteed Stock"). In addition, convertible preferred stock was antidilutive in the three months ended March 31, 1999 and 1998.

A reconciliation of net income per share and the weighted average shares outstanding for calculating basic and diluted net income per share for the periods ended March 31, 1999 and 1998 is as follows:

                                                                Three Months Ended
                                                                      March 31,
                                                       --------------------------------------
(In thousands, except per share amounts)                     1999                 1998
                                                       -----------------     ----------------
Net income before extraordinary item                    $      2,510          $     4,594
  Loss on early extinguishment of debt                            --                 (190)
                                                       -----------------     ----------------
Net income                                                     2,510                4,404
  Dividends on preferred stock                                (1,776)              (1,776)
                                                       -----------------     ----------------
Net income allocable to shareholders                    $        734          $     2,628
                                                       =================     ================

Net income per share - Basic
  Before extraordinary item less preferred
    stock dividends                                     $       0.05          $     0.22
  Extraordinary loss on extinguishment of debt                    --               (0.02)
                                                       -----------------     ----------------
Net income allocable to common stockholders             $       0.05          $     0.20
                                                       =================     ================
Net income per share - Diluted
  Before extraordinary item, less preferred
    stock dividends                                     $       0.05          $     0.22
  Extraordinary loss on extinguishment of debt                    --               (0.02)
                                                       -----------------     ----------------
Net income allocable to common stockholders             $       0.05          $     0.20
                                                       =================     ================
Weighted average shares outstanding (a)
  Basic                                                       14,352              12,852
    Dilutive effect of outstanding options                        55                 165
    Dilutive effect of contingent OP units                       756                  --
    Dilutive effect of guaranteed stock                          137                  --
                                                       -----------------     ----------------
  Diluted                                                     15,300              13,017
                                                       =================     ================


         (a) March 31, 1999, excludes 3,679,938 shares of convertible preferred stock, 622,000 stock options and 1,162,672 OP units which are anti-dilutive. March 31, 1998, excludes 3,680,000 shares of convertible preferred stock, 913,563 shares of guaranteed stock and 1,148,418 OP units, which are anti-dilutive.

3.  PROPERTY ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 1999, the Company completed the purchase of 51 properties for an aggregate purchase price of $62,396,000. In addition, the Company transferred completed construction on previously acquired properties of approximately $17,503,000 from construction in progress to land, building and equipment. In addition, 12 properties were sold for net cash proceeds of $5,934,000.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On March 31, 1999, earnest money purchase deposits amounting to $306,000 were on deposit for the purchase of properties. These amounts will be included in the allocation of the purchase price of the respective properties once acquired or reduced once the deposit is returned. Non-refundable deposits are expensed once it becomes unlikely that the property will be acquired.

4.  INVESTMENTS

The aggregate cost basis and net unrealized loss for investments classified as available for sale under SFAS 115 at March 31, 1999 were $4,072,000 and $(1,001,000), respectively. The net unrealized loss is recorded as a separate component of stockholders' equity of which $(204,000) was recorded during the three months ended March 31, 1999. In addition, during the three months ended March 31, 1999, the Company exercised stock options for 87,500 shares of ICH Corporation common stock and has classified the common stock as a trading investment. At March 31, 1999, the fair value of the trading investment was $738,000 and the unrealized gain on this trading investment amounted to $409,000 and is included in interest income and other in the condensed consolidated financial statements.

5.  REVOLVING CREDIT FACILITIES

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. As of March 31, 1999, the Company has approximately $11 million available under this credit agreement. The Company may request advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this line of credit. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. As of March 31, 1999, the margin spread was 1.35% resulting in an effective rate of 6.14%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement. The line of credit requires the Company to maintain a minimum equity value of $200 million, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16% and maintain certain other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999 upon execution of the credit agreement with Credit Lyonnais (see
Note 6). Under the terms of the Assignment and Acceptance the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

6.  NOTES PAYABLE

On December 15, 1998, the Company entered into a secured note agreement ("PAC Note") for $20 million. On January 9, 1999 the Company obtained $20 million under the PAC Note which matures on December 15, 1999 and bears interest rate of LIBOR plus 3.00% per annum (7.97% at March 31, 1999). The note is secured by 35 properties.

On March 10, 1999, the OP financed part of a property acquisition with the seller in the amount of $15 million. The note bears interest at the rate of 7.25% per annum. The note was repaid with funds from a new note on April 12, 1999.

On April 12, 1999, the OP entered into an unsecured credit agreement with Credit Lyonnais ("CLNY Agreement") under which the OP may borrow up to a maximum of $50 million. On July 9, 1999, no further borrowings can be made and the total amount borrowed becomes the principal balance of a note payable which will mature on April 11, 2002. This note provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread ranging from 2.00% to 2.75%, dependent on a leverage ratio formula. A total of $25 million was drawn under this CLNY Agreement in April 1999.

The Company is in compliance with all covenants associated with its debt and credit facilities as of March 31, 1999.

7.  RELATED PARTY TRANSACTIONS

The Managing General Partner of Arkansas Restaurants #10 L.P. (ARK #10) is owned by an officer of the Company who receives no compensation for this role. As of March 31, 1999 and December 31, 1998, notes receivable of $454,000 were due from ARK #10. The notes receivable are due on September 1, 1999 ($394,000) and November 2, 1999 ($60,000) and have an interest rate of 9.0% per annum. At March 31, 1999 and December 31, 1998, tenant and other receivables from ARK #10 were $657,000 and $678,000, respectively.

The Managing General Partner of Southeast Fast Food Partners, L.P. (SFF) is owned by another officer of the Company. As of March 31, 1999 and December 31, 1998, notes receivable of $1,070,000 were due from SFF. The notes receivable are due on July 1, 1999 and have an interest rate of 9.0% per annum. At March 31, 1999 and December 31, 1998 a note receivable of $136,000 is due from the owners of SFF. This note is due on July 1, 1999, and has an interest rate of 9.0% per annum. As of March 31, 1999 and December 31, 1998, tenant and other receivables from SFF were $1,218,000 and $979,000, respectively.

During the three months ended March 31, 1999, the Company recorded reserves for bad debts of $689,000 which has been recorded as a reduction to rental revenues in the accompanying financial statements.

The Company is currently in negotiations with ARK #10 and SFF to modify their current lease and note agreements with the Company.

In April 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships engage in lending activities to owners and operators of quick service franchise and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner interests it owns) of 71.25% and 47.5%, respectively, in these two partnerships.

As of March 31, 1999 and December 31, 1998, the Company had other receivables from the two lending partnerships of $399,000 and $306,000 respectively. In addition, at March 31, 1999 and December 31, 1998 a note receivable of $640,000 is due from the General Partner and Limited Partner. Officers of the Company own 95% of the voting stock of the General Partner and the Limited Partner. The joint venture and limited partnerships are currently in the process of selling all current loans maintained by the partnerships and initiating a new partner and partnership to replace MLQ Investors, L.P. This process is expected to be completed in 1999.

The Company has entered into lease agreements under which the tenant operations are either owned or a majority interest is held by members of the board of directors of the Company. As of March 31, 1999 and December 31, 1998, no balances were outstanding on these properties.

8.  STOCKHOLDERS' EQUITY AND MINORITY INTEREST

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

During the three months ended March 31, 1999, the Company paid distributions of $6,669,000 to its Common Stockholders and the minority interests (or $0.43 per share of Common Stock) and $1,776,000 to its Preferred Stockholders (or $0.4825 per share of Preferred Stock) which were declared and accrued in 1998. As of March 31, 1999, $8,635,000 in dividends have been declared to be paid on Preferred and Common Stock outstanding to stockholders and minority interests OP unitholders of record on June 1, 1999.

COMMON STOCK

During the three months ended March 31, 1999, the Company repurchased and retired 33,400 shares of Common Stock for $704,000. As a March 31, 1999, the Company has repurchased and retired a total of 67,100 shares under the Company's repurchase program. The repurchase program will continue until the Company acquires 500,000 shares, as authorized by the Board of Directors, or until such time as the Board of Directors terminates the program.

MINORITY INTEREST

As reported in the Company's Annual Report on Form 10-K as of December 31, 1998, OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit may be exchanged by the holder thereof for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. In addition, under a terminated management contract in 1997 the original sole minority interest holder QSV Properties, Inc. ("QSV") is entitled to an additional 825,000 shares of Common Stock of the Company or its equivalent in OP units if certain earnings targets are met by the year 2000. These earnings targets are based upon what QSV would have received under the management contract that was terminated. For the three month period ended March 31, 1999, the Company accrued $2,550,000 representing an increase of 260,307 contingent shares earned under the earnings target formula. These additional accrued contingent shares have increased the total accrued contingent shares to 755,816 with an accrued value of approximately $14,597,000 (based on the market value of a share of the Company's Common Stock at March 31, 1999). The 755,816 contingent shares have not been issued and will not participate in any income
(loss) or receive any distributions from the OP until such units are issued. As of March 31, 1999 there are 1,162,672 OP units outstanding.

Minority interest in the OP consists of the following at March 31, 1999 (in thousands):

             Balance December 31, 1998                $      29,567
             Market value of contingent shares
               earned for the period                          2,550
             Distributions paid and accrued in the
               period                                          (514)
             Income allocated to minority interest               53
                                                      --------------------
             Balance at March 31, 1999                $      31,656
                                                      ====================

SHELF REGISTRATION

On August 22, 1997, the Company filed a shelf registration statement to register shares of Common or Preferred Stock for sale in the amount of $150,000,000. The amount of securities available for sale under this shelf registration statement at March 31, 1999 is $25,025,000.

On October 30, 1998, the Company filed a shelf registration for $175,000,000 to register shares of Common and Preferred Stock for sale. This registration statement has not been declared effective as of the date of this Form 10-Q.

9.  PRO FORMA

The following pro forma information was prepared by adjusting the actual consolidated results of the Company for the three month periods ended March 31, 1999 and 1998 for the effects of:

         a. the purchase of 51 properties on various dates from January 1, 1999 through March 31, 1999 for an aggregate purchase price of $62,396,000; and the sale of 12 properties for net cash proceeds of $5,934,000; and the transfer of $17,503,000 from construction in progress and related financing transactions; and

         b. the purchase of 286 properties on various dates during 1998 for an aggregate purchase price of $214,909,000 including the value of 24,768 shares of Common Stock and 14,254 OP units issued to sellers; and the sale of 12 properties for $8,174,000 and other related financing transactions including the sale of 1,359,063 shares of Common Stock for $32,407,000.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1998 and do not purport to represent the results of operations for future periods.

                                                            Three Months Ended March 31,
                                                       --------------------------------------
(In thousands, except per share amounts)                      1999                1998
                                                       -----------------   ------------------
Total Revenues                                          $    19,887         $    19,536
                                                       =================   ==================
Net Income                                              $     2,766         $     4,823

Dividends on Preferred Stock                                 (1,776)             (1,776)
                                                       -----------------   ------------------
Net income allocable to Common Shareholders             $       990         $     3,047
                                                       =================   ==================
Net income per share
    Basic                                               $      0.07         $      0.21
    Diluted                                             $      0.06         $      0.21

Weighted average shares outstanding
    Basic                                                    14,352              14,255
    Diluted                                                  15,300              14,419


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

The Company derives its revenue primarily from the leasing of its Properties (primarily restaurant) to operators on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground rents where applicable. A majority of the Company's leases provide for a base rent plus a percentage of the sales in excess of a threshold amount. As a result, a portion of the Company's revenues is a function of the number of properties in operation and their level of sales. Sales at individual properties are influenced by local market conditions, by the efforts of specific operators, by marketing, by new product programs, support by the franchisor and by the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

Comparison of the three months ended March 31, 1999 to the three months ended March 31, 1998

The Company owned 591 properties prior to January 1, 1998. The Company acquired 286 properties (275 core business properties) and sold 12 properties from January 1, 1998 to December 31, 1998 and the Company acquired 51 properties (50 core business properties) and sold 12 properties from January 1, 1999 to March 31, 1999, the rent from which are included in the periods presented from their respective dates of acquisition.

Revenues, including income earned on direct financing leases, in the three months ended March 31, 1999 totaled $18,742,000 up 49% from the $12,546,000 recorded for the three months ended March 31, 1998. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1998. Through March 31, 1999, approximately 8% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 12% for the three months ended March 31, 1998. Percentage rents for the three months ended March 31, 1999 would have been approximately 7% of the Company's rental revenues before adjustment for the impact of EITF 98-9. As a result, the impact of restaurant sales continues to have a diminishing impact on total rental revenues.

Also included in revenues is interest income relating to secured notes and mortgage receivable from tenants and related parties. Interest income and other was $1,737,000 for the three months ended March 31, 1999 compared with $596,000 for the three months ended March 31, 1998, an increase of 191% when compared to the three months ended March 31, 1998. The increase resulted primarily from the increase in mortgage loan receivables and notes receivable when compared to March 31, 1998. In addition, the Company recorded an unrealized gain on trading securities of $409,000 during the three months ended March 31, 1999.

Rent expense for the three months ended March 31, 1999 totaled $115,000 an increase of 72% when compared to the three months ended March 31, 1998. Depreciation and amortization expenses in the three months ended March 31, 1999 totaled $5,474,000, an increase of 62% when compared to the three months ended March 31, 1998. The increase in rent expense and depreciation and amortization expenses directly relate to the property acquisitions.

General and administrative expenses for the three months ended March 31, 1999 totaled $1,312,000 an increase of 29% when compared to the three months ended March 31, 1998. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest expense for the three months ended March 31, 1999 totaled $6,739,000, an increase of 107%, when compared to the three months ended March 31, 1998. The increase in interest expense directly relates to the additional debt associated with the acquisitions and the higher interest rate associated with the additional debt.

A non-cash accounting charge of $2,550,000 relating to the termination of the management contract with QSV was recorded for the three months ended March 31, 1999. This charge represents the market value, based on the market value of a share of Common Stock at March 31, 1999, of 755,816 contingent OP units (less amounts previously recorded on 495,509 units as of December 31, 1998) which would be earned by QSV at March 31, 1999 under the terms of the terminated management contract. A maximum total of 825,000 shares may be issued to QSV if certain earnings targets are met by the year 2000. These OP units have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been earned and issued.

Equity in net loss of affiliates of $61,000 for the three months ended March 31, 1999 relates to the Company's share of net losses from its investments in other entities in which the Company holds a minority interest.

Minority interest in net income of the OP of $53,000 for the three months ended March 31, 1999 relates to OP units held by QSV and other minority interest holders.

Gain on sale of properties of $72,000 for the three months ended March 31, 1999 related to the sale of 12 properties for cash of $5,934,000 net of closing costs. The loss on extinguishment of debt of $190,000 for the three months ended March 31, 1998 related to the termination of the Company's previous line of credit.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts outstanding under the Company's credit agreements. As of March 31, 1999, the Company has non-binding contracts for acquisitions of approximately $8 million. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. Thus the Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $1 million a year to renovate and remodel currently owned properties. As of March 31, 1999 approximately $274,000 has been funded for remodels and the Company had 23 properties in various stages of development. As of March 31, 1999 the Company had commitments of approximately $8 million representing construction contract costs not yet incurred.

During the three months ended March 31, 1999 the Company paid dividends of $0.43 per share, or an aggregate of $6,669,000 to common stockholders and minority interests. In addition, the Company paid dividends of $0.4825 per share, or an aggregate $1,776,000 to preferred stockholders covering the period December 16, 1998 to March 15, 1999. In addition, on February 15, 1999, the Company declared a dividend of $0.4425 per share to common stockholders and minority interests and $0.4825 per share to preferred stockholders to be paid on June 15, 1999.

On December 15, 1998, the Company entered into a secured note agreement ("PAC Note") for $20 million. On January 9, 1999 the Company obtained $20 million under the PAC Note which matures on December 15, 1999 and bears interest rate of LIBOR rate plus 3.00% per annum (7.97% at March 31, 1999). The note is secured by 35 properties.

On March 10, 1999, the OP financed part of a property acquisition with the seller in the amount of $15 million. The note bears interest at the rate of 7.25% per annum. The note was repaid with funds from a new note on April 12, 1999.

On April 12, 1999, the OP entered into an unsecured credit agreement with Credit Lyonnais ("CLNY Agreement") under which the OP may borrow up to a maximum of $50 million. On July 9, 1999, no further borrowings can be made and the total amount borrowed becomes the principal balance of a note payable which will mature on April 11, 2002. This note provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread ranging from 2.00% to 2.75%, dependent on a leverage ratio formula. A total of $25 million was drawn under this CLNY Agreement in April 1999.

On January 17, 1998 the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of March 31, 1999, the Company has approximately $11 million available under the unsecured line of credit. The Company may request advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at LIBOR plus a margin spread which was 1.35% per annum at March 31, 1999. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999 upon execution of the credit agreement with Credit Lyonnais.

Under the terms of the Assignment and Acceptance the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

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

The following table sets forth, for the three months ended March 31, 1999 and 1998, the calculation of FFO:

(in thousands)                                                 Three Months Ended
                                                                    March 31,
                                                       ------------------------------------
Funds From Operations                                        1999                 1998
                                                       ---------------      ---------------
Net income allocable to common stockholders             $       734          $     2,628

Direct financing lease payments                                 508                  582
Capital lease principal payments                                (29)                 (26)
Depreciation and amortization                                 5,454                3,353
Gain on sale of property                                        (72)                  --
Termination of management contract (1)                        2,550                   --
Income allocable to minority interest                            53                  234
Loss on early extinguishment of debt                             --                  190
Effect of EITF 98-9 (2)                                        (220)                  --
                                                       ---------------      ---------------
Funds from operations (FFO)                             $     8,978          $     6,961
                                                       ===============      ===============

Total shares applicable to FFO                               15,707               14,165
                                                       ===============      ===============

         (1) The charge for the management contract is an unusual non-cash charge against earnings. The Company has no other management contracts and the termination of this contract is a one time event and does not relate to the ongoing business activity of the Company. The 1999 charge relates to contingent OP Units that would be earned by QSV at March 31, 1999 under the terms of the terminated management contract. Since FFO is intended as a supplementary measure of operating performance, this charge has been added back to net income in arriving at FFO.

         (2) Net income for 1999 reflects the implementation of EITF Issue 98-9, effective May 21, 1998. The adjustment for EITF 98-9 represents an decrease in percentage rent that was previously deferred for which cash has been previously received. Since FFO is intended as a supplementary measure of operating performance, the impact of adoption of EITF Issue 98-9 has been deducted from net income in arriving at FFO.

INFLATION

Some of the Company's leases are subject to adjustments for increases in the Consumer Price Index, which reduces the risk to the Company of the adverse effects of inflation. Additionally, to the extent inflation increases sales volume, percentage rents may tend to offset the effects of inflation on the Company. Because triple net leases also require the property operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs and insurance, some or all of the inflationary impact of these expenses will be borne by the property operator and not by the Company.

Operators of restaurants, in general, possess the ability to adjust menu prices quickly. However, competitive pressures may limit a restaurant operator's ability to raise prices in the face of inflation.

SEASONALITY

Fast food restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increase leisure travel. This seasonality can be expected to cause fluctuations in the Company's quarterly revenue to the extent it earns percentage rent.

YEAR 2000 SYSTEMS CONVERSION

The Company recognizes the need to ensure that its data processing systems and operations are not adversely affected by the change to the calendar year 2000. All software currently in use at U. S. Restaurant Properties, Inc. is represented by the respective manufacturer to be Year 2000 compliant. In addition, the Information Technology Association of America certifies through its ITAA*2000 program, that our accounting software and the software used by our outside payroll processor are Year 2000 compliant. All owned-property information is maintained in a database that mandates use of 4-digit year input, thus removing any Year 2000 ambiguity.

Hardware in current use has been tested and found to be Year 2000 compliant or to support manual rollover. Two older workstations retained for historical data retrieval from retired systems are not Year 2000 compliant. However, such non-compliance is not believed to effect retrieval of the data and no upgrade is planned. All hardware not related to information processing (e.g., copiers, faxes, phones, etc.) is represented by the respective manufacturer to be Year 2000 compliant with the exception of one fax machine. Ongoing verification of Company systems will continue throughout 1999.

All major vendors and all tenants were surveyed to determine the extent of their preparedness to meet Year 2000 challenges and to assess any possible impact on USRP from a material third-party failure. Vendor responses received do not identify any major potential problems. Several vendors, have not responded to our inquiries; however, services provided by these vendors can be easily obtained from other sources. No problems are anticipated in securing these services.

Tenant responses to the survey have to date been limited. The Company recently sent additional surveys to major tenants to try to determine preparedness. Should adequate assurances that tenants are prepared not be received, a contingency plan will be formulated to deal with any payment defaults.

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

3. Some properties may experience cash shortages due to failure of local banks to become Year 2000 compliant. This may impede the ability of the operator to conduct business and/or pay rent timely until the Federal Reserve has taken steps to overcome the problem. This is also likely to be corrected quickly to preserve the integrity of the banking system.

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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q.

This Form 10-Q contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to property acquisitions. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes to the information reported in the 1998 Annual Report on Form 10-K.

                           Part II. OTHER INFORMATION


ITEM 1    LEGAL PROCEEDINGS

          None

ITEM 2    CHANGES IN SECURITIES

          None

ITEM 3    DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None

ITEM 5    OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          a)   Exhibits

               1) Exhibit 12.1 - Ratio of Earnings to Combined Fixed Charges and
                                 Preferred Stock Dividends
               2) Exhibit 27.1 - Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    U.S. RESTAURANT PROPERTIES, INC.




Dated:  May 14, 1999                By     /s/ Robert J. Stetson
                                       -------------------------------------
                                         Robert J. Stetson
                                         President and Chief Executive Officer



                                    By    /s/ Michael D. Warren
                                       -------------------------------------
                                         Michael D. Warren
                                         Director of Finance