Form 10-K405/A
period 1998-12-31
U S RESTAURANT PROPERTIES INC
filed 1999-06-24
CIK 1032462

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-K/A

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

                        U.S. RESTAURANT PROPERTIES, INC.



EXPLANATORY NOTE

U.S. Restaurant Properties, Inc., a Maryland corporation, hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 in response to a revision request received from the Securities and Exchange Commission.



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

         A non-cash accounting charge of $12,047,000 relating to the termination of the management contract with QSV was recorded for the year ended December 31, 1998. This charge represents the market value of 495,509 contingent Operating Partnership Units or shares of the Company's Common Stock at December 31, 1998, which would be earned by QSV at that date under the terms of the terminated management contract. A total of 825,000 shares of Common Stock of the Company or their equivalent in Operating Partnership Units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have recovered under its prior management agreement. These Operating Partnership Units have not been issued, and will not participate in any income (loss) or receive any distributions from the Operating Partnership until they have been earned and issued in 2001.

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

         The following table sets forth, for the years ended December 31, the calculation of FFO. For the twelve months ended December 31, 1998 and 1997 net income (loss) allocable to common stockholders, which is used in calculating FFO, includes a non-cash accounting charge of $12,047 and $19,220, respectively. The 1998 charge relates to the contingent OP units that would have been earned by QSV under the provisions of the 1997 management contract termination agreement. The 1997 charge relates to actual OP units issued to QSV under the provisions of the 1997 management contract termination agreement. FFO as previously presented by the Company included an adjustment to add back these non-cash charges.

(AMOUNTS IN THOUSANDS)                         1996          1997          1998

Net income (loss) allocable to
     Common stock/unit holders               $  7,325      $(10,261)     $ (1,185)

Direct financing lease payments                 2,041         2,286         2,250
Capital lease principal payments                 (201)         (169)         (107)
Depreciation and amortization                   3,978         9,415        15,677
Income allocable to minority interest            --             202           (58)
Gain on sale of property                          (32)         (869)         (403)
REIT Conversion costs                            --             920          --
Loss on early extinguishment of debt             --            --             190
Non-cash impairment of long-lived assets         --            --             127
Effect of EITF 98-9 (1)                          --            --           2,148
                                             --------      --------      --------
Funds from operations (FFO)                  $ 13,111      $  1,524      $ 18,639
                                             ========      ========      ========

Weighted average shares outstanding
     -- Basic                                   8,984        11,693        13,325
Dilutive effect of outstanding options            198           232           164
Dilutive effect of Guaranteed Stock                 8             8             1
Weighted average OP units outstanding            --             246         1,151

                                             --------      --------      --------
Total shares/units applicable to FFO         $  9,190      $ 12,179      $ 14,641
                                             ========      ========      ========

(1) Net income (loss) for 1998 reflects the implementation of EITF Issue 98-9, effective May 21, 1998. The adjustment for EITF 98-9 represents a deferral of revenue to future periods for which cash has been received. Since FFO is intended as a supplementary measure of operating performance, the impact of adoption of EITF Issue 98-9 has been added back to net income in arriving at FFO.

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

                                               U.S. Restaurant Properties, Inc.


                                               By:  /s/ Robert J. Stetson
                                                    ---------------------------
                                                        Robert J. Stetson
                                                    Chief Executive Officer and
                                                        President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S. Restaurant Properties, Inc. and in the capacities and on the dates indicated.


    SIGNATURES                                               TITLE                         DATE
/s/ Robert J. Stetson                                Chief Executive Officer,           June 23, 1999
-------------------------                            President and Director
Robert J. Stetson                                    (Principal Executive Officer)



/s/ Fred H. Margolin                                 Chairman of the Board of           June 23, 1999
-------------------------                            Directors, Secretary and
Fred H. Margolin                                     Director



/s/ Michael D. Warren                                Director of Finance                June 23, 1999
-------------------------                            (Principal Accounting Officer)
Michael D. Warren


/s/ Gerald H. Graham                                 Director                           June 23, 1999
-------------------------
Gerald H. Graham


/s/ George Mileusnic                                 Director                           June 23, 1999
-------------------------
George Mileusnic


/s/ David K. Rolph                                   Director                           June 23, 1999
-------------------------
David K. Rolph


/s/ Darrel L. Rolph                                  Director                           June 23, 1999
-------------------------
Darrel L. Rolph


/s/ Eugene G. Taper                                  Director                           June 23, 1999
-------------------------
Eugene G. Taper

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

LONG-LIVED ASSETS

Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual asset basis. The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in the sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an appraisal or other estimate of fair market value of the property affected.

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

10.2 Fourth Amended and Restated Agreement of Limited Partnership of U.S.
     Restaurant Properties Operating L.P.(3)

10.3 Amendment to Revolving Credit Agreement dated January 9, 1998 among U.S.
     Restaurant Properties Operating L.P., the institutions from time to time party thereto as Lenders and as Co-agents and Union Bank of Switzerland(4)

10.4 Employment Agreement dated October 15, 1997 by and between U.S. Restaurant
     Properties, Inc. and Robert J. Stetson(5)

10.5 Employment Agreement dated October 15, 1997 by and between U.S. Restaurant
     Properties, Inc. and Fred H. Margolin(6)

10.6 Note Purchase Agreement dated May 1, 1998 for $111,000,000, 7.15% Senior
     Notes due May 1, 2005 between U.S. Restaurant Properties Operating L.P.,
     U.S. Restaurant Properties, Inc. and the purchasers(7)

10.7 Note Purchase Agreement dated October 15, 1998 for $47,500,000, 8.22%
     Senior Notes due August 1, 2003 between U.S. Restaurant Properties
     Operating L.P., U.S. Restaurant Properties, Inc. and the purchasers(8)

12.1 Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21.1 U.S. Restaurant Properties, Inc. List of Subsidiaries as of December 31,
     1998(9)

23.1 Independent Auditors' Consent letter dated June 23, 1999 from Deloitte &
     Touche LLP

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

(4) Previously filed as Exhibit 10.3 to the registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(5) Previously filed as Exhibit 10.4 to the registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(6) Previously filed as Exhibit 10.5 to the registrant's Form 10-K for the fiscal year ended December 31, 1997 and incorporated herein by reference.

(7) Previously filed as Exhibit 10.6 to the registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(8) Previously filed as Exhibit 10.7 to the registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.

(9) Previously filed as Exhibit 21.1 to the registrant's Form 10-K for the fiscal year ended December 31, 1998 and incorporated herein by reference.