Form 10-Q/A
period 1999-03-31
U S RESTAURANT PROPERTIES INC
filed 1999-06-24
CIK 1032462

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

                        U.S. RESTAURANT PROPERTIES, INC.

EXPLANATORY NOTE

U.S. Restaurant Properties, Inc., a Maryland corporation, hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. The Company hereby submits revisions to the Form 10-Q as filed in response to a revision request received from the Securities and Exchange Commission.

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

A non-cash accounting charge of $2,550,000 relating to the termination of the management contract with QSV was recorded for the three months ended March 31, 1999. This charge represents the market value, based on the market value of a share of Common Stock at March 31, 1999, of 755,816 contingent OP units (less amounts previously recorded on 495,509 units as of December 31, 1998) which would be earned by QSV at March 31, 1999 under the terms of the terminated management contract. A maximum total of 825,000 shares of Common Stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These OP units have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been earned and issued in 2001.

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

The following table sets forth, for the three months ended March 31, 1999 and 1998, the calculation of FFO. For the three months ended March 31, 1999, net income allocable to common stockholders, which is used in calculating FFO includes a non-cash accounting charge of $2,550, which relates to contingent OP units that would be earned by QSV under the provisions of the 1997 management contract termination agreement. FFO as previously presented by the Company included an adjustment to add back this non-cash charge.


(in thousands)                                                 Three Months Ended
                                                                    March 31,
                                                       ------------------------------------
Funds From Operations                                        1999                 1998
                                                       ---------------      ---------------
Net income allocable to common stockholders             $       734          $     2,628

Direct financing lease payments                                 508                  582
Capital lease principal payments                                (29)                 (26)
Depreciation and amortization                                 5,454                3,353
Gain on sale of property                                        (72)                  --
Income allocable to minority interest                            53                  234
Loss on early extinguishment of debt                             --                  190
Effect of EITF 98-9 (1)                                        (220)                  --
                                                       ---------------      ---------------
Funds from operations (FFO)                             $     6,428          $     6,961
                                                       ===============      ===============

Weighted average shares outstanding - Basic                  14,352               12,852
Dilutive effect of outstanding options                          137                  165
Dilutive effect of guaranteed stock                              55                   --
Weighted average OP units outstanding                         1,163                1,148
                                                       ---------------      ---------------
Total shares applicable to FFO                               15,707               14,165
                                                       ===============      ===============

         (1) Net income for 1999 reflects the implementation of EITF Issue 98-9, effective May 21, 1998. The adjustment for EITF 98-9 represents an decrease in percentage rent that was previously deferred for which cash has been previously received. Since FFO is intended as a supplementary measure of operating performance, the impact of adoption of EITF Issue 98-9 has been deducted from net income in arriving at FFO.


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



                                    U.S. RESTAURANT PROPERTIES, INC.




Dated:  June 23, 1999               By     /s/ Robert J. Stetson
                                       -------------------------------------
                                         Robert J. Stetson
                                         President and Chief Executive Officer



                                    By    /s/ Michael D. Warren
                                       -------------------------------------
                                         Michael D. Warren
                                         Director of Finance