Form 10-K405/A
period 1998-12-31
U S RESTAURANT PROPERTIES INC
filed 1999-06-29
CIK 1032462

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1

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

--------------------------------------------------------------------------------

EXPLANATORY NOTE

U.S. Restaurant Properties, Inc., a Maryland corporation hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as amended. The schedule of selected financial data under caption "Item 6. Selected Financial Data" is hereby amended in its entirety to read as follows:

ITEM 6. SELECTED FINANCIAL DATA.

The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                                                                           YEARS ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------------
                                                        (IN THOUSANDS, EXCEPT PER UNIT/SHARE AND PROPERTY DATA)
                                                   1994          1995           1996            1997             1998
                                                ------------  ------------  -------------   --------------   --------------
STATEMENT OF INCOME:
Revenues
  Rental income.............................     $  6,340      $  7,540     $  16,346        $   32,925         $  54,501
  Interest income...........................           94            70           194             1,091             2,855
  Amortization of unearned income on
     direct financing leases................        2,453         2,240         1,978             1,568             1,174
                                                ------------  ------------  -------------   --------------   --------------
Total revenues..............................     $  8,887      $  9,850     $  18,518        $   35,584         $  58,530
Expenses:
  Rent .....................................        1,348         1,405         2,080             2,488             3,158
  Depreciation and amortization ............        1,361         1,541         3,978             9,415            15,753
  General and administrative ...............        1,144         1,419         2,299             3,590             4,793
  Interest expense .........................           90           262         2,720            10,011            16,689
  REIT conversion costs ....................          --            --            --                920               --
  Termination of management contract .......          --            --            --             19,220            12,047
  Equity in net loss of affiliate ..........          --            --            --                --                317
  Non-cash charge for impairment of
    long lived assets ......................           11           --            --                --                127
                                                ------------  ------------  -------------   --------------   --------------
Total expenses .............................     $  3,954     $  4,627      $  11,077        $   45,644         $  52,884
Gain on sale of property ...................          --           --              32               869               403
Minority interest in operating partnership..          --           --             --               (202)               58
Loss on early extinguishment of debt .......          --           --             --                --               (190)
                                                ------------  ------------  -------------   --------------   --------------
Net income (loss) ..........................     $  4,933     $  5,223      $   7,473        $   (9,393)        $   5,917
                                                ============  ============  =============   ==============   ==============
Net income (loss) allocable to
    Unitholders/Shareholders (1) ...........     $  4,834     $  5,119      $   7,325        $  (10,261)        $  (1,185)
Weighted average units/shares outstanding (2):
    Basic ..................................        6,953        6,957          8,984            11,693            13,325
    Diluted ................................        6,953        7,015          9,190            11,693            13,325
Earnings per unit/share (2):
    Basic ..................................     $   0.70     $   0.74      $    0.82        $    (0.88)        $   (0.09)
    Diluted ................................     $   0.70     $   0.73      $    0.80        $    (0.88)        $   (0.09)
Dividends/distributions per unit/share (2)       $   1.07     $   1.14      $    1.25        $     1.38         $    1.57
BALANCE SHEET DATA:
Total assets ...............................     $ 62,889     $ 71,483      $ 177,418        $  359,149         $ 604,169
Line of credit and long term debt ..........          --        10,931         69,486           129,196           342,112
Capitalized lease obligations ..............          775          563            362               170                63
General partners' capital ..................        1,308        1,241          1,163               N/A               N/A
Limited partners' capital ..................       60,361       58,071        103,120               N/A               N/A
Stockholders' equity .......................          N/A          N/A            N/A           205,412           209,775
Minority interest ..........................          N/A          N/A            N/A            19,536            29,567

Other Data:
Funds From Operations (FFO) (3).............     $  7,638     $  8,314      $  13,111        $    1,524         $  18,639
Cash flow from operating activities ........     $  6,990     $  9,288      $  13,852        $   19,334         $  41,002
Cash flow from (used in) investing activities    $    --      $(12,039)     $(100,978)       $ (174,040)        $(246,488)
Cash flow from (used in) financing activities    $ (7,569)    $  2,077      $  87,500        $  155,429         $ 206,239
Number of properties .......................          123          139            322               591               854


-----------------------------
(1) Prior to October 15, 1997 the Company operated in the form of a master limited partnership. Amounts shown for years prior to 1997 reflect net income allocable to partnership unitholders, net income per partnership unit, and cash distributions declared per partnership unit.

(2) Weighted average number of units/shares outstanding, dividends/ distributions per unit/share and earnings (loss) per unit/share have been adjusted to reflect the three-for-two split of the Common Stock and calculation of earnings (loss) per unit/share in accordance with SFAS 128.

(3) The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), plus real estate related depreciation and amortization but excluding the effects of direct financing leases, minority interest, unusual charges and gains (or losses)from debt restructuring and sales of property, and the effect of EITF 98-9. The Company believes FFO enhances and is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        U.S. Restaurant Properties, Inc.


                                        By: /s/ Michael D. Warren
                                           ------------------------------
                                             Michael D. Warren
                                             Director of Finance


                                        Dated: June 29, 1999