Form 10-Q/A
period 1999-03-31
U S RESTAURANT PROPERTIES INC
filed 1999-06-29
CIK 1032462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 Amendment No. 1

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

                        U.S. RESTAURANT PROPERTIES, INC.

EXPLANATORY NOTE

U.S. Restaurant Properties, Inc., a Maryland corporation, hereby amends its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 as amended. The Company hereby submits under caption "Item 1. Financial Statements
- Notes to Condensed Consolidated Financial Statements" as amended, revisions to paragraph 1 to footnote 1. In addition, the Company hereby submits under caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" as amended, revisions to the schedule of funds from operations.

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


See Notes to Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At March 31, 1999, the Company owns 92.57% of and controls the OP. As of March 31, 1999, the Company owned 892 core business properties in 48 states.

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


(in thousands)                                                 Three Months Ended
                                                                    March 31,
                                                       ------------------------------------
Funds From Operations                                        1999                 1998
                                                       ---------------      ---------------
Net income allocable to common stockholders             $       734          $     2,628

Direct financing lease payments                                 508                  582
Capital lease principal payments                                (29)                 (26)
Depreciation and amortization                                 5,454                3,353
Gain on sale of property                                        (72)                  --
Income allocable to minority interest                            53                  234
Loss on early extinguishment of debt                             --                  190
Effect of EITF 98-9 (1)                                        (220)                  --
                                                       ---------------      ---------------
Funds from operations (FFO)                             $     6,428          $     6,961
                                                       ===============      ===============

Weighted average shares outstanding - Basic                  14,352               12,852
Dilutive effect of outstanding options                           55                  165
Dilutive effect of guaranteed stock                             137                   --
Weighted average OP units outstanding                         1,163                1,148
                                                       ---------------      ---------------
Total shares applicable to FFO                               15,707               14,165
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



                                    U.S. RESTAURANT PROPERTIES, INC.




Dated:  June 29, 1999               By:    /s/ Michael D. Warren
                                       -------------------------------------
                                         Michael D. Warren
                                         Director of Finance