Form 10-Q
period 1999-06-30
U S RESTAURANT PROPERTIES INC
filed 1999-08-12
CIK 1032462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the quarterly period ended June 30, 1999

                                       or

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

As of August 5, 1999, there were 15,461,811 shares of Common Stock $.001 par value outstanding.

                        U.S. RESTAURANT PROPERTIES, INC.


PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets as of June 30, 1999
                 (Unaudited) and December 31, 1998............................ 3

               Condensed Consolidated Statements of Income for the Three
                 and Six Months Ended June 30, 1999 and 1998 (Unaudited)...... 4

               Condensed Consolidated Statements of Other Comprehensive
                 Income for the Three and Six Months Ended June 30, 1999
                 and 1998 (Unaudited)......................................... 5

               Condensed Consolidated Statement of Stockholders' Equity
                 for the Six Months Ended June 30, 1999 (Unaudited)........... 6

               Condensed Consolidated Statements of Cash Flows for the
                 Six Months Ended June 30, 1999 and 1998 (Unaudited).......... 7

               Notes to Condensed Consolidated Financial Statements
                 (Unaudited).................................................. 9

      Item 2.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................16

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....21


PART II. OTHER INFORMATION

      Item 1.  Legal Proceedings..............................................22

      Item 2.  Changes in Securities..........................................22

      Item 3.  Defaults upon Senior Securities................................22

      Item 4.  Submission of Matters to Vote of Security Holders..............22

      Item 5.  Other Information..............................................22

      Item 6.  Exhibits and Reports on Form 8-K...............................22

                          Part I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                                             June 30,         December 31,
                                                               1999               1998
                                                          ----------------   ----------------
                                                             (Unaudited)
                       ASSETS
Property, net
  Land                                                     $     197,816      $     172,155
  Building and leasehold improvements                            392,739            342,686
  Machinery and equipment                                         11,451              8,057
                                                          ----------------   ----------------
                                                                 602,006            522,898
  Less: Accumulated depreciation                                 (38,005)           (27,938)
                                                          ----------------   ----------------
                                                                 564,001            494,960

Construction in progress                                          30,104             30,713
Cash and cash equivalents                                          8,519              1,857
Restricted cash                                                      700                700
Rent and other receivables, net
   (includes $2,062 and $1,962 from related parties)              10,021             10,817
Prepaid expenses and purchase deposits                             2,728             10,091
Investments                                                        3,612              3,057
Notes receivable
   (includes $2,300 from related parties)                         18,528              8,225
Mortgage loan receivable                                          23,554             23,275
Net investment in direct financing leases                          8,656              9,678
Intangibles and other assets, net                                 10,941             10,796
                                                          ----------------   ----------------
                                      TOTAL ASSETS         $     681,364      $     604,169
                                                          ================   ================

   LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                   $      11,205             11,492
Accrued dividends and distributions                                8,835              8,456
Unearned contingent rent                                           1,744              2,148
Deferred gain on sale of property                                    342                556
Lines of credit                                                  159,343            136,000
Mortgage and notes payable                                       267,824            206,112
Capitalized lease obligations                                         23                 63
                                                          ----------------   ----------------
                                 TOTAL LIABILITIES               449,316            364,827

Minority interest in operating partnership                        33,376             29,567
Stockholders' Equity
Preferred stock, $.001 par value per share;
  50,000 shares authorized, Series A - 3,680
  shares issued and outstanding as of June 30,
  1999 and December 31, 1998 (aggregate
  liquidation value $92,000)                                           4                  4
Common stock, $.001 par value per share;
  100,000 shares authorized, 14,354 and 14,372
  shares issued and outstanding as of June 30,
  1999 and December 31, 1998, respectively                            14                 14
Additional paid in capital                                       261,475            262,024
Excess stock, $.001 par value per share, 15,000
  shares authorized, no shares issued
Accumulated other comprehensive loss                              (1,132)              (797)
Distributions in excess of net income                            (61,689)           (51,470)
                                                          ----------------   ----------------
                        TOTAL STOCKHOLDERS' EQUITY               198,672            209,775
                                                          ----------------   ----------------
        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     681,364      $     604,169
                                                          ================   ================

See Notes to Condensed Consolidated Financial Statements


                        U.S. RESTAURANT PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                  ----------------------------    ----------------------------
                                                     1999            1998            1999            1998
                                                  ------------    ------------    ------------   -------------
Revenues:
  Rental income                                    $  18,676       $  12,519       $  35,423      $   24,153
  Interest income and other                            1,657             732           3,394           1,328
  Amortization of unearned income
   on direct financing leases                            236             283             497             600
                                                  ------------    ------------    ------------   -------------
                             Total revenues           20,569          13,534          39,314          26,081

Expenses:
  Rent                                                   126              65             244             133
  Depreciation and amortization                        5,473           3,690          10,947           7,060
  General and administrative                           2,144           1,178           3,456           2,198
  Interest expense                                     7,401           3,871          14,140           7,132
  Termination of management contract                   2,092              --           4,642              --
  Equity in net (income) loss of affiliates             (142)             56             (81)             56
                                                  ------------    ------------    ------------   -------------
                            Total  expenses           17,094           8,860          33,348          16,579
                                                  ------------    ------------    ------------   -------------
Income before gain on sale of property,
  minority interest in operating partnership
  and extraordinary item                               3,475           4,674           5,966           9,502
Gain on sale of property                                 375             457             447             457
                                                  ------------    ------------    ------------   -------------
Income before minority interest and
  extraordinary item                                   3,850           5,131           6,413           9,959
Minority interest in operating partnership              (157)           (269)           (210)           (503)
                                                  ------------    ------------    ------------   -------------
Income before extraordinary item                       3,693           4,862           6,203           9,456
Loss on early extinguishment of debt                      --              --              --            (190)
                                                  ------------    ------------    ------------   -------------
Net income                                             3,693           4,862           6,203           9,266

Dividends on Preferred Stock                          (1,775)         (1,776)         (3,551)         (3,551)
                                                  ------------    ------------    ------------   -------------
Net income allocable to Common Stockholders        $   1,918       $   3,086       $   2,652      $    5,715
                                                  ============    ============    ============   =============
Net income per share
         Basic                                     $    0.13       $    0.24       $    0.18      $     0.44
         Diluted                                   $    0.13       $    0.23       $    0.17      $     0.44

Weighted average shares outstanding
         Basic                                        14,345          13,022          14,348          12,938
         Diluted                                      15,252          13,229          15,290          13,124



See Note 1 for Pro Forma effect of change in Accounting Principle.

See Notes to Condensed Consolidated Financial Statements


                        U.S. RESTAURANT PROPERTIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                      (In thousands, except per share data)
                                   (Unaudited)


                                                    Three Months Ended               Six Months Ended
                                                         June 30,                        June 30,
                                               ----------------------------    ----------------------------
                                                   1999            1998            1999            1998
                                               ------------    ------------    ------------   -------------

Net Income                                      $   3,693       $   4,862       $   6,203      $    9,266
   Other comprehensive loss - unrealized
   loss on investments                               (131)             --            (335)             --
                                               ------------    ------------    ------------   -------------
Comprehensive income                            $   3,562       $   4,862       $   5,868      $    9,266
                                               ============    ============    ============   =============


See Notes to Condensed Consolidated Financial Statements


                        U.S. RESTAURANT PROPERTIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (Unaudited)
                     FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                 (In thousands)



                                                                                                        Accumulated
                            Preferred Stock         Common Stock                        Distributions       Other
                          -------------------- ----------------------- Additional Paid   in Excess of  Comprehensive
                           Shares   Par Value   Shares      Par Value     In Capital      Net Income        Loss          Total
                          -------- ----------- ---------- ------------ ---------------- ------------- --------------- -------------
Balance January 1, 1999     3,680   $      4      14,372   $       14   $     262,024    $  (51,470)   $      (797)    $   209,775

Proceeds from exercised
  stock options                                       15                          155                                          155
Common stock repurchased
  and retired                                        (33)                        (704)                                        (704)
Other comprehensive
  loss                                                                                                        (335)           (335)
Net income                                                                                    6,203                          6,203
Distributions on
  preferred stock                                                                            (3,551)                        (3,551)
Distributions on
  common stock and
  distributions declared                                                                    (12,871)                       (12,871)
                          -------- ----------- ---------- ------------ ---------------- ------------- --------------- -------------
Balance June 30, 1999       3,680   $      4      14,354   $       14   $     261,475    $  (61,689)   $    (1,132)    $   198,672
                          ======== =========== ========== ============ ================ ============= =============== =============


See Notes to Condensed Consolidated Financial Statements


                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                 (In thousands)

                                                                     Six Months Ended
                                                                          June 30,
                                                             ----------------------------------
                                                                   1999               1998
                                                             ----------------   ---------------

Cash flows from operating activities:
Net Income                                                    $       6,203      $     9,266
Adjustments to reconcile net income
  to net cash from operating activities:
    Depreciation and amortization                                    10,947            7,060
    Amortization of deferred financing costs                            547              286
    Non-cash interest income                                           (273)              --
    Realized and unrealized gain on trading securities                 (662)              --
    Gain on sale of property                                           (447)            (457)
    Termination of management contract                                4,642               --
    Distributions received on investments                               155               --
    Minority interest in operating partnership                          210              503
    Equity in (income)loss of affiliates                                (81)              56
    Loss on early extinguishment of debt                                 --              190
    Increase in restricted cash                                          --           (1,332)
    Decrease (increase) in rent and other
      receivables, net                                                  700           (1,908)
    Increase in prepaid expenses                                     (1,015)            (502)
    Reduction in net investment in direct
      financing leases                                                1,022            1,175
    Increase (decrease) in accounts payable and
      accrued liabilities                                              (287)           1,101
    Increase (decrease) in unearned contingent rent                    (404)             468
                                                             ----------------   ---------------
                                                                     15,054            6,640
                                                             ----------------   ---------------
                 Cash provided by operating activities               21,257           15,906

Cash flows used in investing activities:
    Proceeds from sale of properties                                  7,262              632
    Purchase of property                                            (54,496)         (70,505)
    Purchase of machines and equipment                               (2,050)            (786)
    Construction payments                                           (14,385)              --
    Decrease in purchase deposits                                     8,378              232
    Proceeds from sale of investments                                   148               --
    Purchase of investments                                            (620)            (367)
    Increase in mortgage loan receivable                             (1,200)            (450)
    Reduction of mortgage loan receivable principal                     921               90
    Increase in notes receivable                                    (11,026)         (13,449)
    Reduction of notes receivable principal                           1,166              820
                                                             ----------------   ---------------
                     Cash used in investing activities              (65,902)         (83,783)


                             continued on next page


                        U.S. RESTAURANT PROPERTIES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (continued) (Unaudited)
                                 (In thousands)

                                                                     Six Months Ended
                                                                          June 30,
                                                             ----------------------------------
                                                                  1999               1998
                                                             ----------------   ---------------

Cash flows from financing activities:
    Proceeds from line of credit, mortgage
      and notes payable                                             113,000          278,786
    Payments on line of credit, mortgage
      and notes payable                                             (42,945)        (189,982)
    Proceeds from sale of common stock                                  155            3,099
    Preferred stock dividends paid                                   (3,551)          (4,123)
    Distributions to stockholders                                   (12,521)          (9,823)
    Distributions to minority interest                               (1,014)            (867)
    Financing costs and other intangibles                            (1,061)          (1,484)
    Payments on capitalized lease obligations                           (52)             (52)
    Repurchase and retirement of stock                                 (704)              --
                                                             ----------------   ---------------
                 Cash provided by financing activities               51,307           75,554
                                                             ----------------   ---------------
Increase (decrease) in cash and cash equivalents                      6,662            7,677
Cash and cash equivalents at beginning of period                      1,857            1,104
                                                             ----------------   ---------------
Cash and cash equivalents at end of period                    $       8,519      $     8,781
                                                             ================   ===============
Supplemental disclosure:
    Interest paid during the period                           $      12,699      $     5,786
Non-cash investing activities:
    Fair value of stock issued for ownership
      interest in another entity                              $          --      $       621
    Property acquired under capital lease                     $          12      $        --
    Deferred gain on sale of property                         $         214      $        85
    Deferred rent on sale of property                         $          96      $        --
    Note payable in exchange for property                     $      15,000      $        --
    Unrealized loss on investments                            $         335      $        --
    Notes received on sale of investment                      $         443      $        --
    Notes received on sale of property                        $          --      $       675
    Reduction in note receivable for property acquired        $          --      $    11,822
    Reduction in accounts receivable for
      property acquired                                       $          --      $       219
    Net transfers from construction in progress
      to property                                             $      14,994      $        --

Non-cash financing activities:
    Common stock dividends declared                           $         350      $        --
    Distributions to minority interest declared               $          29      $        --


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At June 30, 1999, the Company owns 92.58% of and controls the OP. As of June 30, 1999, the Company owned 902 core business properties (primarily restaurants and service stations) in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the six months ended June 30, 1999, are not necessarily indicative of the results to be expected for the year ending
December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The accompanying condensed consolidated balance sheet as of June 30, 1999 and the other condensed consolidated financial information for the six months ended June 30, 1999 and 1998, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's condensed consolidated financial statements for the periods presented have been included therein.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants and service stations) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground rents where applicable. Accordingly, the accompanying financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income. For the three months ended June 30, 1999 and 1998, the Company has recorded ground rent costs of $1,042,000 and $661,000, respectively, and $1,816,000 and $1,335,000 for the six months ended June 30, 1999 and 1998, respectively, as a reduction to rent revenues.

Amounts in previous periods have been reclassified to conform to current period presentation.

The Company had 14,353,627 and 14,372,027 shares of Common Stock outstanding as of June 30,1999 and December 31, 1998 respectively.

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provides guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rents"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998. Using the historical basis of accounting, net income and basic and diluted net income per share amounts would have been $3,523,000, $0.12 and $0.11, respectively, for the three month period ended June 30, 1999 and $5,829,000, $0.16 and $0.15, respectively for the six month period ended June 30, 1999. Using the historical basis of accounting, net income before extraordinary item, net income and basic and diluted net income per share amounts would have been $5,292,000, $5,292,000, $0.27 and $0.27, respectively for the three month period ended June 30, 1998 and $9,886,000, $9,696,000, $0.48 and $0.47, respectively for the six month period ended June 30, 1998.

The pro forma information below was prepared based on management's estimate for the effects of EITF 98-9 since it is impracticable to calculate the actual amount on a retroactive basis precisely. Management of the Company believes that the estimate is not materially different from what actual results would have been under EITF 98-9. Following is the pro forma information for the three and six months ended June 30, 1999 and 1998 as if the EITF 98-9 were in effect as of January 1, 1998:

                                                         Three Months Ended               Six Months Ended
                                                              June 30,                        June 30,
                                                     ----------------------------    ----------------------------
(In thousands, except per share amounts)                1999            1998            1999            1998
                                                     ------------    ------------    ------------   -------------

Income before extraordinary item as reported          $   3,693       $   4,862       $   6,203      $    9,456
Add: Adjustment for change in accounting policy
  on recognition of contingent lease rent                    35             478             656             561
                                                     ------------    ------------    ------------   -------------
Income before extraordinary item as adjusted          $   3,728       $   5,340       $   6,859      $   10,017
                                                     ============    ============    ============   =============
Net income as adjusted                                $   3,728       $   5,340       $   6,859      $    9,827
                                                     ============    ============    ============   =============
Net income available to common stockholders
  as adjusted                                         $   1,953       $   3,564       $   3,308      $    6,276
                                                     ============    ============    ============   =============
Income per share - Basic:
  Before extraordinary item, less dividends on
    preferred stock as reported                       $    0.13       $    0.24       $    0.18      $     0.46
  Adjustment for effect of change in accounting
    policy                                                   --            0.03            0.05            0.04
                                                     ------------    ------------    ------------   -------------
  Income before extraordinary item, less
    dividends on preferred stock as adjusted          $    0.13       $    0.27       $    0.23      $     0.50
                                                     ============    ============    ============   =============
  Net income available to common stockholders
    as reported                                       $    0.13       $    0.24       $    0.18      $     0.44
  Adjustment for effect of change in accounting
    policy                                                   --            0.03            0.05            0.04
                                                     ------------    ------------    ------------   -------------
  Net income available to common stockholders
    as adjusted                                       $    0.13       $    0.27       $    0.23      $     0.48
                                                     ============    ============    ============   =============
Income per share - Diluted:
  Before extraordinary item, less dividends on
    preferred stock as reported                       $    0.13       $    0.23       $    0.17      $     0.45
  Adjustment for effect of change in accounting
    policy                                                   --            0.03            0.05            0.04
                                                     ------------    ------------    ------------   -------------
  Income before extraordinary item, less
    dividends on preferred stock as adjusted          $    0.13       $    0.26       $    0.22      $     0.49
                                                     ============    ============    ============   =============
  Net income available to common stockholders
    as reported                                       $    0.13       $    0.23       $    0.17      $     0.44
  Adjustment for effect of change in accounting
    policy                                                   --            0.03            0.05            0.04
                                                     ------------    ------------    ------------   -------------
  Net income available to common stockholders
    as adjusted                                       $    0.13       $    0.26       $    0.22      $     0.48
                                                     ============    ============    ============   =============


2.  Net Income per Share of Common Stock

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, contingent shares and stock on which the price is guaranteed ("Guaranteed Stock"). In addition, convertible preferred stock was antidilutive in the three and six months ended June 30, 1999 and 1998.

A reconciliation of net income per share and the weighted average shares outstanding for calculating basic and diluted net income per share for the three and six month periods ended June 30, 1999 and 1998 is as follows:


                                                               Three months ended              Six months ended
                                                                    June 30,                       June 30,
                                                          ----------------------------------------------------------
    (In thousands, except per share amounts)                 1999           1998            1999            1998
                                                          -----------    ------------    -----------     -----------

 Net income before extraordinary item                      $  3,693       $   4,862       $  6,203        $   9,456
 Loss on early extinguishment of debt                            --              --             --             (190)
                                                          -----------    ------------    -----------     -----------
 Net income                                                   3,693           4,862          6,203            9,266
 Dividends on preferred stock                                (1,775)         (1,776)        (3,551)          (3,551)
                                                          -----------    ------------    -----------     -----------
 Net income allocable to shareholders                      $  1,918       $   3,086       $  2,652        $   5,715
                                                          ===========    ============    ===========     ===========

Net income per share - Basic
   Before  extraordinary item, less  preferred
     stock dividends                                       $   0.13       $    0.24       $   0.18        $    0.45
   Extraordinary loss on extinguishment of debt                  --              --             --            (0.01)
                                                          -----------    ------------    -----------     -----------
Net income allocable to common stockholders                $   0.13       $    0.24       $   0.18        $    0.44
                                                          ===========    ============    ===========     ===========
Net income per share - Diluted
   Before  extraordinary item, less  preferred
     stock dividends                                       $   0.13       $    0.23       $   0.17        $    0.45
   Extraordinary loss on extinguishment of debt                  --              --             --            (0.01)
                                                          -----------    ------------    -----------     -----------
Net income allocable to common stockholders                $   0.13       $    0.23       $   0.17        $    0.44
                                                          ===========    ============    ===========     ===========

Weighted average shares outstanding (a)
    Basic                                                    14,345          13,022         14,348           12,938
      Dilutive effect of outstanding options                     47             207             51              186
      Dilutive effect of guaranteed stock                        75              --            106               --
      Dilutive effect of contingent shares                      785              --            785               --
                                                          ------------    -----------    -----------     -----------
    Diluted                                                  15,252          13,229         15,290           13,124
                                                           ===========    ===========    ===========     ===========

         (a) June 30, 1999, excludes 3,679,938 shares of convertible preferred stock, 622,000 stock options and 1,162,672 OP units which are anti-dilutive. June 30, 1998, excludes 3,680,000 shares of convertible preferred stock, 913,563 shares of guaranteed stock and 1,148,418 OP units, which are anti-dilutive.

3.  Property Acquisitions and Dispositions

During the three months ended June 30, 1999, the Company completed the purchase of 12 properties for an aggregate purchase price of $9,714,000. In addition, four properties (2 core business properties) were sold for net cash proceeds of $1,328,000.

During the three months ended March 31, 1999, the Company completed the purchase of 51 properties for an aggregate purchase price of $62,396,000. In addition, 12 properties were sold for net cash proceeds of $5,934,000.

During the six months ended June 30, 1999, the Company has net transfers of approximately $14,994,000 from construction in progress to land, building and equipment.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On June 30, 1999, earnest money purchase deposits amounting to $451,000 were on deposit for the purchase of properties. These amounts will be included in the allocation of the purchase price of the respective properties once acquired or reduced once the deposit is returned. Non-refundable deposits are expensed once it becomes unlikely that the property will be acquired.

4.  Investments

The aggregate cost basis and net unrealized loss for investments classified as available for sale under SFAS 115 at June 30, 1999 were $4,744,000 and $(1,132,000), respectively. The net unrealized loss is recorded as a separate component of stockholders' equity of which $(131,000) and $(335,000) was recorded during the three and six months ended June 30, 1999, respectively. In addition, during the six months ended June 30, 1999, the Company exercised stock options for 87,500 shares of ICH Corporation common stock and has classified the common stock as a trading investment. On April 23, 1999, the Company sold 60,000 shares of the trading investment for cash of $148,000 and received a note receivable of $443,000 which bears interest at 8.5% with interest and principal due monthly through May 2003. At June 30, 1999, the fair value of the remaining trading investment was $400,000 and the realized and unrealized gain on the trading investments amounted to $253,000 and $662,000 for the three and six months ended June 30, 1999, respectively and is included in interest income and other in the condensed consolidated financial statements.

5.  Revolving Credit Facilities

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. As of June 30, 1999, the Company has approximately $6 million available under this credit agreement. The Company may request advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this line of credit. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. As of June 30, 1999, the margin spread was 1.35% resulting in an effective rate of 6.30%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement. The line of credit requires the Company to maintain a minimum equity value of $200 million, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16% and maintain certain other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999 upon execution of the credit agreement with Credit Lyonnais (see
Note 6). Under the terms of the Assignment and Acceptance the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

6.  Notes Payable

On December 15, 1998, the Company entered into a secured note agreement ("PAC Note") for $20 million. On January 9, 1999 the Company obtained $20 million under the PAC Note which matures on December 15, 1999 and bears interest rate of LIBOR plus 3.00% per annum (7.97% at June 30, 1999). The note is secured by 35 properties.

On December 30, 1998, the Company financed a part of a property acquisition with the seller in the amount of $6,550,000. The note bears interest at prime plus 1% per annum (8.75% as of June 30, 1999). This note is due in two installments of $3,275,000 plus accrued interest on June 15, 1999 and December 30, 1999. During the three months ended June 30, 1999, the Company repaid $3,275,000 on this note. This note is secured by 18 properties. Subsequent to June 30, 1999, the Company repaid the remaining balance.

On March 10, 1999, the OP financed part of a property acquisition with the seller in the amount of $15 million. The note bears interest at the rate of 7.25% per annum. The note was repaid with funds from the Credit Lyonnais note on April 12, 1999.

On April 12, 1999, the OP entered into an unsecured credit agreement with Credit Lyonnais ("CLNY Agreement") under which the OP may borrow up to a maximum of $50 million. After July 9, 1999, no further borrowings can be made and the total amount borrowed becomes the principal balance of a note payable which will mature on April 11, 2002. This note provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread ranging from 2.00% to 2.75%, dependent on a leverage ratio formula (7.75% as of June 30, 1999). As of June 30, 1999, the Company had drawn a total of $45 million under this CLNY Agreement. Subsequent to June 30, 1999 the Company has drawn the remaining $5 million available on this note.

The Company is in compliance with all covenants associated with its debt and credit facilities as of June 30, 1999.

7.  Related Party Transactions

The Managing General Partner of Arkansas Restaurants #10 L.P. (ARK #10) is owned by an officer of the Company who receives no compensation for this role. As of June 30, 1999 and December 31, 1998, notes receivable of $454,000 were due from ARK #10. The notes receivable are due on September 1, 1999 ($394,000) and November 2, 1999 ($60,000) and have an interest rate of 9.0% per annum. At June 30, 1999 and December 31, 1998, tenant and other receivables from ARK #10 were $703,000 and $678,000, respectively.

The Managing General Partner of Southeast Fast Food Partners, L.P. (SFF) is owned by another officer of the Company. As of June 30, 1999 and December 31, 1998, notes receivable of $1,070,000 were due from SFF. The notes receivable are due on July 1, 1999 and have an interest rate of 9.0% per annum. At June 30, 1999 and December 31, 1998 a note receivable of $136,000 is due from two limited partners of SFF one of which is an officer of the Company. These notes are due on July 1, 1999, and have an interest rate of 9.0% per annum. As of June 30, 1999 and December 31, 1998, tenant and other receivables from SFF were $1,125,000 and $979,000, respectively. Subsequent to June 30, 1999, SFF sold their interest in the operations on 23 properties owned by the Company to a third party. The master lease between SFF and the Company on the properties was terminated and a new master lease was entered into with the new operator. Subsequently, all balances, net of any reserves, were paid by SFF including the amounts due from the limited partners of SFF.

During the three and six months ended June 30, 1999, the Company recorded reserves for bad debts of $316,000 and $1,005,000, respectively which has been recorded as a reduction to rental revenues in the accompanying financial statements.

The Company is currently in negotiations with ARK #10 to modify their current lease and note agreements with the Company.

In April 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships engage in lending activities to owners and operators of quick service franchise and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner interests it owns) of 71.25% and 47.5%, respectively, in these two partnerships. As of June 30, 1999 and December 31, 1998, the Company had other receivables from the two lending partnerships of $234,000 and $306,000 respectively. In addition, at June 30, 1999 and December 31, 1998 a note receivable of $640,000 is due from the General Partner and Limited Partner. Officers of the Company own 95% of the voting stock of the General Partner and the Limited Partner. The joint venture and limited partnerships are currently in the process of selling all current loans maintained by the partnerships, after which the partnerships will be liquidated.

The Company has entered into lease agreements under which the tenant operations are either owned or a majority interest is held by members of the board of directors of the Company. As of June 30, 1999 and December 31, 1998, no amounts were due from the operators of these properties.

8.  Stockholders' Equity and Minority Interest

Distributions to Common and Preferred Stockholders

During the six months ended June 30, 1999, the Company paid distributions of $13,535,000 to its Common Stockholders and the minority interests (or $0.8725 per share of Common Stock) and $3,551,000 to its Preferred Stockholders (or $0.965 per share of Preferred Stock). As of June 30, 1999, $8,835,000 in dividends have been declared to be paid on Preferred and Common Stock outstanding to stockholders and minority interests OP unitholders of record on September 1, 1999.

Common Stock

During the six months ended June 30, 1999, the Company repurchased and retired 33,400 shares of Common Stock for $704,000. As a June 30, 1999, the Company has repurchased and retired a total of 67,100 shares under the Company's repurchase program. The Board of Directors have approved the repurchase of up to 500,000 shares of the Company's common stock. However, at this time, no further repurchases are being considered.

Minority Interest

As reported in the Company's Annual Report on Form 10-K as of December 31, 1998, OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit may be exchanged by the holder thereof for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. In addition, under a terminated management contract in 1997 the original sole minority interest holder QSV Properties, Inc. ("QSV") is entitled to an additional 825,000 shares of Common Stock of the Company or its equivalent in OP units if certain earnings targets are met by the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions which is based upon what QSV would have received under the management contract that was terminated. For the six month period ended June 30, 1999, the Company accrued $4,642,000 representing an increase of 289,848 contingent shares earned under the earnings target formula. These additional accrued contingent shares have increased the total accrued contingent shares to 785,357 with an accrued value of approximately $16,689,000 (based on the market value of a share of the Company's Common Stock at June 30, 1999). The 785,357 contingent shares have not been issued and will not participate in any income (loss) or receive any distributions from the OP until such units are issued. As of June 30, 1999 there are 1,162,672 OP units outstanding.

Minority interest in the OP consists of the following at June 31, 1999 (in thousands):

           Balance December 31, 1998                  $      29,567
           Market value of contingent shares
             earned for the period                            4,642
           Distributions paid and accrued in the
             period                                          (1,043)
           Income allocated to minority interest                210
                                                      ----------------
           Balance at June 30, 1999                   $      33,376
                                                      ================

Shelf Registrations

On August 22, 1997, the Company filed a shelf registration statement to register shares of Common or Preferred Stock for sale in the amount of $150,000,000. Subsequent to June 30, 1999, the Company sold 1,010,000 shares of common stock at $21.50 per share under this registration statement. The amount of securities available for sale under this shelf registration statement after the stock issuance is approximately $3,310,000.

On October 30, 1998, the Company filed a shelf registration for $175,000,000 to register shares of Common and Preferred Stock for sale. This registration statement has been declared effective subsequent to June 30, 1999, however no securities have been issued under this registration statement at the time of this Form 10-Q.

9.  Pro Forma

The following pro forma information was prepared by adjusting the actual consolidated results of the Company for the three month periods ended June 30, 1999 and 1998 for the effects of:

         a. the purchase of 63 properties on various dates from January 1, 1999 through June 30, 1999 for an aggregate purchase price of $72,110,000; and the sale of 16 properties for net cash proceeds of $7,262,000; and the net transfer of $14,994,000 of completed properties from construction in progress and related financing transactions; and

         b. the purchase of 286 properties on various dates during 1998 for an aggregate purchase price of $214,909,000 including the value of 24,768 shares of Common Stock and 14,254 OP units issued to sellers; and the sale of 12 properties for $8,174,000 and other related financing transactions including the sale of 1,359,063 shares of Common Stock for $32,407,000.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1998 and do not purport to represent the results of operations for future periods.


                                                          Six Months Ended June 30,
                                                     --------------------------------------
(In thousands, except per share amounts)                   1999                1998
                                                     -----------------   ------------------

Total Revenues                                        $       40,690      $        39,370
                                                     =================   ==================
Net Income                                            $        5,971                9,633

Dividends on Preferred Stock                                  (3,551)              (3,551)
                                                     -----------------   ------------------
Net income allocable to Common Shareholders           $        2,420                6,082
                                                     =================   ==================
Net income per share
         Basic                                        $         0.17      $          0.42
         Diluted                                      $         0.16      $          0.42

Weighted average shares outstanding
         Basic                                                14,348               14,331
         Diluted                                              15,290               14,563


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

The Company derives its revenue primarily from the leasing of its Properties (primarily restaurants and service stations) to operators on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground rents where applicable. A majority of the Company's leases provide for a base rent plus a percentage of the sales in excess of a threshold amount. As a result, a portion of the Company's revenues is a function of the number of properties in operation and their level of sales. Sales at individual properties are influenced by local market conditions, by the efforts of specific operators, by marketing, by new product programs, support by the franchisor and by the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

Comparison of the six months ended June 30, 1999 to the six months ended June 30, 1998

The Company owned 591 properties prior to January 1, 1998. The Company acquired 286 properties (275 core business properties) and sold 12 properties from January 1, 1998 to December 31, 1998 and the Company acquired 63 properties (62 core business properties) and sold 16 properties (14 core business properties) from January 1, 1999 to June 30, 1999, the rent from which are included in the periods presented from their respective dates of acquisition.

Revenues, including interest income and income earned on direct financing leases, in the six months ended June 30, 1999 totaled $39,314,000 up 51% from the $26,081,000 recorded for the six months ended June 30, 1998. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1998. Through June 30, 1999, approximately 9% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 12% for the six months ended June 30, 1998. Percentage rents for the six months ended June 30, 1999 would have been approximately 8% of the Company's rental revenues before adjustment for the impact of EITF 98-9. As a result, percentage rents which are derived from restaurant sales continue to have a diminishing effect on total rental revenues.

Also included in revenues is interest income relating to secured notes and mortgage receivable from tenants and related parties. Interest income and other was $3,394,000 for the six months ended June 30, 1999 compared with $1,328,000 for the six months ended June 30, 1998, an increase of 156% when compared to the six months ended June 30, 1998. The increase resulted primarily from the increase in mortgage loan receivables and notes receivable when compared to June 30, 1998. In addition, the Company recorded a realized and unrealized gain on trading securities of $662,000 during the six months ended June 30, 1999.

Rent expense for the six months ended June 30, 1999 totaled $244,000 an increase of 84% when compared to the six months ended June 30, 1998. Depreciation and amortization expenses in the six months ended June 30, 1999 totaled $10,947,000 an increase of 55% when compared to the six months ended June 30, 1998. The increase in rent expense and depreciation and amortization expenses directly relate to the property acquisitions.

General and administrative expenses for the six months ended June 30, 1999 totaled $3,456,000 an increase of 57% when compared to the six months ended June 30, 1998. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest expense for the six months ended June 30, 1999 totaled $14,140,000, an increase of 98%, when compared to the six months ended June 30, 1998. The increase in interest expense directly relates to the additional debt associated with the acquisitions and the higher interest rate associated with the additional debt.

A non-cash accounting charge of $4,642,000 relating to the termination of the management contract with QSV was recorded for the six months ended June 30, 1999. This charge represents the market value, based on the market value of a share of Common Stock at June 30, 1999, of 785,357 contingent OP units (less amounts previously recorded on 495,509 units as of December 31, 1998) which would be earned by QSV at June 30, 1999 under the terms of the terminated management contract. A maximum of 825,000 shares of Common Stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000.

These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These OP units have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been issued in 2001.

Equity in net income (loss) of affiliates of $81,000 and $(56,000) for the six months ended June 30, 1999 and 1998, respectively, relates to the Company's share of net income from its investments in other entities in which the Company holds a minority interest.

Minority interest in net income of the OP of $210,000 and $503,000 for the six months ended June 30, 1999 and 1998, respectively, relates to OP units held by QSV and other minority interest holders.

Gain on sale of properties of $447,000 for the six months ended June 30, 1999 related to the sale of 16 properties for cash of $7,262,000 net of closing costs which represents a decrease of 2% when compared to gain on sale of properties of $457,000 for the six months ended June 30, 1998. The loss on extinguishment of debt of $190,000 for the six months ended June 30, 1998 related to the termination of the Company's previous line of credit.

Comparison of the three months ended June 30, 1999 to the three months ended June 30, 1998

Revenues, including interest income and income earned on direct financing leases, in the three months ended June 30, 1999 totaled $20,569,000 up 52% from the $13,534,000 recorded for the three months ended June 30, 1998. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1998. For the three months ended June 30, 1999, approximately 10% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 12% for the three months ended June 30, 1998. Percentage rents for the three months ended June 30, 1999 would have been approximately 9% of the Company's rental revenues before adjustment for the impact of EITF 98-9. As a result, percentage rents which are derived from restaurant sales continue to have a diminishing effect on total rental revenues.

Also included in revenues is interest income relating to secured notes and mortgage receivable from tenants and related parties. Interest income and other was $1,657,000 for the three months ended June 30, 1999 compared with $732,000 for the three months ended June 30, 1998, an increase of 126% when compared to the three months ended June 30, 1998. The increase resulted primarily from the increase in mortgage loan receivables and notes receivable when compared to June 30, 1998. In addition, the Company recorded a realized and unrealized gain on trading securities of $253,000 during the three months ended June 30, 1999.

Rent expense for the three months ended June 30, 1999 totaled $126,000 an increase of 94% when compared to the three months ended June 30, 1998. Depreciation and amortization expenses in the three months ended June 30, 1999 totaled $5,473,000, an increase of 48% when compared to the three months ended June 30, 1998. The increase in rent expense and depreciation and amortization expenses directly relate to the property acquisitions.

General and administrative expenses for the three months ended June 30, 1999 totaled $2,144,000 an increase of 82% when compared to the three months ended June 30, 1998. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest expense for the three months ended June 30, 1999 totaled $7,401,000, an increase of 91%, when compared to the three months ended June 30, 1998. The increase in interest expense directly relates to the additional debt associated with the acquisitions and the higher interest rate associated with the additional debt.

A non-cash accounting charge of $2,092,000 relating to the termination of the management contract with QSV was recorded for the three months ended June 30, 1999. This charge represents the market value, based on the market value of a share of Common Stock at June 30, 1999, of 785,357 contingent OP units (less amounts previously recorded on 755,816 units as of March 31, 1999) which would be earned by QSV at June 30, 1999 under the terms of the terminated management contract. A maximum of 825,000 shares of Common Stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These OP units have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been issued in 2001.

Equity in net income (loss) of affiliates of $142,000 and $(56,000) for the three months ended June 30, 1999 and 1998, respectively, relates to the Company's share of net income from its investments in other entities in which the Company holds a minority interest.

Minority interest in net income of the OP of $157,000 and $269,000 for the three months ended June 30, 1999 and 1998, respectively, relates to OP units held by QSV and other minority interest holders.

Gain on sale of properties of $375,000 for the three months ended June 30, 1999 related to the sale of 4 properties for cash of $1,328,000 net of closing costs, which represents a decrease of 18% when compared to the gain on sale of properties for the three months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's principal demands for short-term and long-term liquidity are: monthly debt service payments, capital improvements and development of property, distributions to stockholders and minority interest holders and property acquisitions.

The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts outstanding under the Company's credit agreements. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. Thus the Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $1 million a year to renovate and remodel currently owned properties. As of June 30, 1999 approximately $308,000 has been funded for remodels and the Company had 27 properties in various stages of development. As of June 30, 1999 the Company had commitments of approximately
$13 million representing construction contract costs not yet incurred. In addition, as of June 30, 1999, the Company has non-binding contracts for acquisitions of approximately $21 million.

During the three months ended March 31, 1999 the Company paid dividends of $0.8725 per share, or an aggregate of $13,535,000 to common stockholders and minority interests. In addition, the Company paid dividends of $0.965 per share, or an aggregate $3,551,000 to preferred stockholders covering the period December 16, 1998 to June 15, 1999. In addition, on June 3, 1999, the Company declared a dividend of $0.455 per share to common stockholders and minority interests and $0.4825 per share to preferred stockholders to be paid on September 15, 1999.

On December 15, 1998, the Company entered into a secured note agreement ("PAC Note") for $20 million. On January 9, 1999 the Company obtained $20 million under the PAC Note which matures on December 15, 1999 and bears interest rate of LIBOR rate plus 3.00% per annum (7.97% at March 31, 1999). The note is secured by 35 properties.

On December 30, 1998, the Company financed a part of a property acquisition with the seller in the amount of $6,550,000. The note bears interest at prime plus 1% per annum (8.75% as of June 30, 1999). This note is due in two installments of $3,275,000 plus accrued interest on June 15, 1999 and December 30, 1999. During the three months ended June 30, 1999, the Company repaid $3,275,000 on this note. This note is secured by 18 properties. Subsequent to June 30, 1999, the Company repaid the remaining balance.

On March 10, 1999, the OP financed part of a property acquisition with the seller in the amount of $15 million. The note bears interest at the rate of 7.25% per annum. The note was repaid with funds from the Credit Lyonnais note on April 12, 1999.

On April 12, 1999, the OP entered into an unsecured credit agreement with Credit Lyonnais ("CLNY Agreement") under which the OP may borrow up to a maximum of $50 million on or before July 9, 1999. After July 9, 1999, the Company has borrowed all $50 million. This note provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread ranging from 2.00% to 2.75%, dependent on a leverage ratio formula. This note will mature on April 11, 2002.

On January 17, 1998 the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of June 30, 1999, the Company has approximately $6 million available under the unsecured line of credit. The Company may request advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at LIBOR plus a margin spread which was 1.35% per annum at March 31, 1999. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999 upon execution of the credit agreement with Credit Lyonnais. Under the terms of the Assignment and Acceptance the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

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

FUNDS FROM OPERATIONS (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), plus real estate related depreciation and amortization but excluding the effects of direct financing leases, minority interest, unusual and non-recurring charges and gains (or losses) from debt restructuring and sales of property, and the effect of EITF 98-9. The Company believes FFO enhances and is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table sets forth, for the six months ended June 30, 1999 and 1998, the calculation of FFO on a diluted basis. For the six months ended June 30, 1999, net income allocable to common stockholders, which is used in calculating FFO, includes a non-cash accounting charge of $4,642,000 which relates to contingent OP units that would be earned by QSV under the provisions of the 1997 management contract termination agreement.

(in thousands)                                                   Six Months Ended
                                                                      June 30,
                                                       ------------------------------------
Funds From Operations                                        1999                 1998
                                                       ---------------      ---------------
Net income allocable to common stockholders             $      2,652         $      5,715

Direct financing lease payments                                  984                1,175
Capital lease principal payments                                 (52)                 (52)
Depreciation and amortization                                 10,902                7,023
Gain on sale of property                                        (447)                (457)
Income allocable to minority interest                            210                  503
Loss on early extinguishment of debt                              --                  190
Effect of EITF 98-9                                             (404)                 468
Preferred stock dividends                                      3,551                3,551
                                                       ---------------      ---------------
Funds from operations (FFO) - diluted                   $     17,396         $     18,116
                                                       ===============      ===============


Weighted average shares outstanding - basic                   14,348               12,938
Dilutive effect of preferred stock                             3,453                3,453
Dilutive effect of contingent shares                             785                   --
Dilutive effect of outstanding stock options                      51                  186
Dilutive effect of guaranteed stock                              106                   --
Weighted average OP units outstanding                          1,163                1,148
                                                       ---------------      ---------------
Total shares applicable to FFO                                19,906               17,725
                                                       ===============      ===============



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

Tenant responses to the survey have been limited. Most major tenants responded that they expect to be compliant. Should information come to our attention that tenants are not prepared, a contingency plan will be formulated to deal with any payment defaults.

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

The Company has not finalized its contingency plan as of this date. However, a formal contingency plan will be developed as any risks are identified during 1999. The Company does not anticipate any material impact on its results from operations or its financial condition as a result of any Year 2000 compliance issues. To date the Company has spent approximately $12,000 on hardware and testing. The estimated remaining costs of compliance, consisting primarily of verification and testing costs, are not expected to exceed $10,000.

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

           None

ITEM 3     DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           (a)  An annual meeting of stockholders was held on June 2, 1999
           (b) (1) The election of seven directors to hold office for terms expiring at the next annual meeting of stockholders.

                                                                     Votes Against
              Nominees                     Votes For                  or Withheld      Abstentions
              --------                     ---------                  -----------      -----------
              Robert J. Stetson              10,165,029                 30,714                 0
              Fred H. Margolin               10,165,188                 30,554                 0
              Gerald H. Graham               10,163,538                 32,204                 0
              George Mileusnic               10,163,688                 32,054                 0
              Darrel L. Rolph                10,164,580                 31,163                 0
              David K. Rolph                 10,164,580                 31,163                 0
              Eugene G. Taper                10,165,030                 30,713                 0


              (2) To  approve an  amendment  to the  Company's  Flexible
                  Incentive Plan to increase the number of shares of common stock reserved for issuance thereunder by 500,000.

                                  Votes against
               Votes For           or Withheld                  Abstentions
               ---------          -------------                 -----------
               9,654,583               434,839                     106,312

              (3) To  ratify  Deloitte  &  Touche  LLP as the  Company's independent auditors.

                                  Votes against
               Votes For           or Withheld                  Abstentions
               ---------          -------------                 -----------
               9,930,180               236,087                      29,477


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



                                       U.S. RESTAURANT PROPERTIES, INC.




Dated:  August 12, 1999                By:     /s/ Robert J. Stetson
                                          -------------------------------
                                           Robert J. Stetson
                                           President and Chief Executive Officer



                                       By:     /s/ Michael D. Warren
                                          -------------------------------
                                           Michael D. Warren
                                           Director of Finance