Form 10-Q
period 1999-09-30
U S RESTAURANT PROPERTIES INC
filed 1999-11-15
CIK 1032462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X]          Quarterly Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the quarterly period ended September 30, 1999

                                       or

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

                 12240 Inwood Rd., Ste. 200, Dallas, Texas 75244
            ---------------------------------------------------------
            (Address principal executive offices, including zip code)

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

As of November 12, 1999, there were 15,387,511 shares of Common Stock $.001 par value outstanding.

                        U.S. RESTAURANT PROPERTIES, INC.


PART I.       FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 1999
                           (Unaudited) and December 31, 1998....................................3

                  Condensed Consolidated Statements of Operations for the Three and Nine
                           Months Ended September 30, 1999 and 1998 (Unaudited).................4

                  Condensed Consolidated Statements of Other Comprehensive Operations
                           for the Three and Nine Months Ended September 30, 1999 and
                           1998 (Unaudited).....................................................5

                  Condensed Consolidated Statement of Stockholders' Equity for the
                           Nine Months Ended September 30, 1999 (Unaudited).....................6

                  Condensed Consolidated Statements of Cash Flows for the Nine
                           Months Ended September 30, 1999 and 1998 (Unaudited).................7

                  Notes to Condensed Consolidated Financial Statements (Unaudited)..............9

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...........................................16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................21


PART II.      OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................22

         Item 2.  Changes in Securities........................................................22

         Item 3.  Defaults upon Senior Securities..............................................22

         Item 4.  Submission of Matters to Vote of Security Holders............................22

         Item 5.  Other Information............................................................22

         Item 6.  Exhibits and Reports on Form 8-K.............................................22

                          PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                                           1999              1998
                                                                                       -------------     ------------
                                                                                        (Unaudited)
                                        ASSETS
Property, net
     Land                                                                              $    203,651      $    172,155
     Building and leasehold improvements                                                    402,802           342,686
     Machinery and equipment                                                                 12,241             8,057
                                                                                       ------------      ------------
                                                                                            618,694           522,898
     Less: Accumulated depreciation                                                         (43,149)          (27,938)
                                                                                       ------------      ------------
                                                                                            575,545           494,960

Construction in progress                                                                     36,484            30,713
Cash and cash equivalents                                                                     3,649             1,857
Restricted cash                                                                                 700               700
Rent and other receivables, net
     (includes $821 and $1,962 from related parties)                                         12,036            10,817
Prepaid expenses and purchase deposits                                                        1,872            10,091
Investments                                                                                   2,851             3,057
Notes receivable
     (includes $1,557 and $2,300 from related parties)                                       20,230             8,225
Mortgage loan receivable                                                                     23,354            23,275
Net investment in direct financing leases                                                     8,226             9,678
Intangibles and other assets, net                                                            10,867            10,796
                                                                                       ------------      ------------
                                                                      TOTAL ASSETS          695,814      $    604,169
                                                                                       ============      ============

     LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                                     12,338      $     11,492
Accrued dividends and distributions                                                           9,491             8,456
Unearned contingent rent                                                                      2,115             2,148
Deferred gain on sale of property                                                               431               556
Lines of credit                                                                             153,686           136,000
Mortgage and notes payable                                                                  269,546           206,112
Capitalized lease obligations                                                                    17                63
                                                                                       ------------      ------------
                                                                 TOTAL LIABILITIES          447,624           364,827

Minority interest in operating partnership                                                   34,374            29,567

STOCKHOLDERS' EQUITY
Preferred stock, $.001 par value per share;
     50,000 shares authorized, Series A - 3,680 shares issued and outstanding as
     of September 30, 1999 and December 31, 1998 (aggregate liquidation value                     4                 4
     $92,000)
Common stock, $.001 par value per share;
     100,000 shares authorized, 15,388 and 14,372 shares issued and outstanding
     as of September 30, 1999 and December 31, 1998, respectively                                15                14
Additional paid in capital                                                                  281,252           262,024
Excess stock, $.001 par value per share, 15,000 shares authorized, no shares issued
Accumulated other comprehensive loss                                                         (1,391)             (797)
Distributions in excess of net income                                                       (66,064)          (51,470)
                                                                                       ------------      ------------
                                                        TOTAL STOCKHOLDERS' EQUITY          213,816           209,775
                                                                                       ------------      ------------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            695,814      $    604,169
                                                                                       ============      ============

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                         --------------------------      --------------------------
                                                            1999            1998            1999            1998
                                                         ----------      ----------      ----------      ----------
REVENUES:
    Rental income                                        $   18,264      $   12,872      $   53,687      $   37,025
    Interest income and other                                 2,004             684           5,398           2,012
    Amortization of unearned income on direct
         Financing leases                                       212             289             709             889
                                                         ----------      ----------      ----------      ----------
                                      TOTAL REVENUES         20,480          13,845          59,794          39,926

EXPENSES:
    Rent                                                        131             157             375             290
    Depreciation and amortization                             6,002           4,061          16,949          11,121
    General and administrative                                1,731           1,153           5,187           3,351
    Interest expense                                          7,756           4,536          21,896          11,668
    Termination of management contract                       (1,014)          4,991           3,628           4,991
    Equity in net (income) loss of affiliates                    37              55             (44)            112
                                                         ----------      ----------      ----------      ----------
                                      TOTAL EXPENSES         14,643          14,953          47,991          31,533
                                                         ----------      ----------      ----------      ----------
INCOME (LOSS) BEFORE GAIN ON SALE OF PROPERTY,
    MINORITY INTEREST IN OPERATING PARTNERSHIP AND
    EXTRAORDINARY ITEM                                        5,837          (1,108)         11,803           8,393
    Gain (loss) on sale of property                            (551)            252            (104)            709
                                                         ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
    EXTRAORDINARY ITEM                                        5,286            (856)         11,699           9,102
Minority interest in operating partnership                     (264)            203            (474)           (300)
                                                         ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                       5,022            (653)         11,225           8,802
Loss on early extinguishment of debt                             --              --              --            (190)
                                                         ----------      ----------      ----------      ----------

NET INCOME (LOSS)                                             5,022            (653)         11,225           8,612

Dividends on Preferred Stock                                 (1,776)         (1,776)         (5,327)         (5,327)
                                                         ----------      ----------      ----------      ----------

NET INCOME (LOSS) ALLOCABLE TO COMMON STOCKHOLDERS       $    3,246      $   (2,429)     $    5,898      $    3,285
                                                         ==========      ==========      ==========      ==========

Net income (loss) per share
         Basic                                           $     0.21      $    (0.18)     $     0.40      $     0.25
         Diluted                                         $     0.20      $    (0.18)     $     0.38      $     0.25

Weighted average shares outstanding
         Basic                                               15,342          13,142          14,683          13,006
         Diluted                                             16,265          13,504          15,645          13,252


See Note 1 for Pro Forma effect of change in Accounting Principle.

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                      --------------------------      --------------------------
                                                         1999            1998            1999            1998
                                                      ----------      ----------      ----------      ----------
NET INCOME (LOSS)                                     $    5,022      $     (653)     $   11,225      $    8,612
    Other comprehensive loss - unrealized loss on
       investments                                          (259)            (79)           (594)            (79)
                                                      ----------      ----------      ----------      ----------
COMPREHENSIVE INCOME                                  $    4,763      $     (732)     $   10,631      $    8,533
                                                      ==========      ==========      ==========      ==========


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
      CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                 (IN THOUSANDS)




                                                                                                             ACCUMULATED
                                    PREFERRED STOCK        COMMON STOCK                      DISTRIBUTIONS      OTHER
                                  -------------------   ------------------  ADDITIONAL PAID  IN EXCESS OF   COMPREHENSIVE
                                  SHARES    PAR VALUE   SHARES   PAR VALUE    IN CAPITAL      NET INCOME         LOSS        TOTAL
                                  -------   ---------   ------   ---------  ---------------  -------------  -------------  --------
Balance January 1, 1999             3,680   $      4    14,372   $      14  $       262,024  $     (51,470) $        (797) $209,775

Common stock issued                                      1,123           1           21,150                                  21,151
Common stock repurchased
  and retired                                             (107)                      (1,922)                                 (1,922)
Other comprehensive loss                                                                                             (594)     (594)
Net income                                                                                          11,225                   11,225
Distributions on preferred stock                                                                    (5,327)                  (5,327)
Distributions on common stock
  and distributions declared                                                                       (20,492)                 (20,492)
                                  -------   --------    ------   ---------  ---------------  -------------  -------------  --------

Balance September 30, 1999          3,680   $      4    15,388   $      15  $       281,252  $     (66,064) $      (1,391) $213,816
                                  =======   ========    ======   =========  ===============  =============  =============  ========

See Notes to Condensed Consolidated Financial

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                    NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                               --------------------------
                                                                                  1999            1998
                                                                               ----------      ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                                     $   11,225      $    8,612
Adjustments to reconcile net income to net
     cash from operating activities:
          Depreciation and amortization                                            16,949          11,121
          Amortization of deferred financing costs                                    891             457
          Non-cash interest income                                                   (395)            (31)
          Realized and unrealized gain on trading securities                       (1,063)             --
          Gain on sale of property                                                    104            (709)
          Termination of management contract                                        3,628           4,991
          Distributions received on investments                                       217              --
          Minority interest in operating partnership                                  474             300
          Equity in (income) loss of affiliates                                       (44)            112
          Loss on early extinguishment of debt                                         --             190
          Increase in restricted cash                                                  --          (1,414)
          Increase in rent and other receivables, net                              (1,315)         (3,035)
          Increase in prepaid expenses                                               (397)           (642)
          Reduction in net investment in direct financing leases                    1,452           1,721
          Increase in accounts payable and accrued liabilities                        846           3,114
          Increase (decrease) in unearned contingent rent                             (33)          1,544
                                                                               ----------      ----------
                                                                                   21,314          17,719
                                                                               ----------      ----------
                         Cash provided by operating activities                     32,539          26,331

CASH FLOWS USED IN INVESTING ACTIVITIES:
          Proceeds from sale of properties                                         11,124           5,700
          Purchase of property                                                    (72,927)       (119,577)
          Purchase of machines and equipment                                       (2,840)         (3,055)
          Construction payments                                                   (20,809)             --
          Purchase deposits paid                                                    8,616         (11,879)
          Proceeds from sale of investments                                           379              --
          Purchase of investments                                                    (620)         (1,739)
          Increase in mortgage loan receivable                                     (1,200)         (1,563)
          Reduction of mortgage loan receivable principal                           1,121              --
          Increase in notes receivable                                            (13,004)        (16,979)
          Reduction of notes receivable principal                                   2,452              --
                                                                               ----------      ----------
                        Cash used in investing activities                         (87,708)       (149,092)



                             continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
                                 (IN THOUSANDS)

                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                       --------------------------
                                                                          1999            1998
                                                                       ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Proceeds from line of credit, mortgage and notes payable        143,714         328,362
          Payments on line of credit, mortgage and notes payable          (77,594)       (199,986)
          Proceeds from sale of common stock                               20,661          18,799
          Preferred stock dividends paid                                   (5,327)         (5,899)
          Distributions to stockholders                                   (19,556)        (15,022)
          Distributions to minority interest                               (1,603)         (1,327)
          Financing costs and other intangibles                            (1,354)         (1,601)
          Payments on capitalized lease obligations                           (58)            (79)
          Repurchase and retirement of stock                               (1,922)           (753)
                                                                       ----------      ----------
                         Cash provided by financing activities             56,961         122,494
                                                                       ----------      ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,792            (267)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            1,857           1,104
                                                                       ----------      ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $    3,649      $      837
                                                                       ==========      ==========

SUPPLEMENTAL DISCLOSURE:
          Interest paid during the period                              $   20,098      $    8,768

NON-CASH INVESTING ACTIVITIES:
          Fair value of stock issued for ownership interest in
          another entity                                                       --      $      621
          Fair value of stock/units issued for property                $    2,407      $       86
          Property acquired under capital lease                        $       12              --
          Deferred gain on sale of property                            $       89      $       85
          Deferred rent on sale of property                            $       96              --
          Note payable in exchange for property                        $   15,000              --
          Mortgage note assumed                                                --      $    1,075
          Unrealized loss on investments                               $      594      $       79
          Notes received on sale of investment                         $    1,138              --
          Notes received on sale of property                           $      315      $      675
          Reduction in note receivable for property acquired                   --      $   11,822
          Reduction in accounts receivable for property
             acquired                                                          --      $      219
          Net transfers from construction in progress to
             property                                                  $   15,038              --

NON-CASH FINANCING ACTIVITIES:
          Common stock dividends declared                              $      936      $    5,697
          Distributions to minority interest declared                  $       99      $      481

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At September 30, 1999, the Company owns 92.3% of and controls the OP. As of September 30, 1999, the Company owned 932 core business properties (primarily restaurants and service stations) in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the nine months ended September 30, 1999, are not necessarily indicative of the results to be expected for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The accompanying condensed consolidated balance sheet as of September 30, 1999 and the other condensed consolidated financial information for the nine months ended September 30, 1999 and 1998, are unaudited, but management of the Company believes that all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the Company's condensed consolidated financial statements for the periods presented have been included therein.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants and service stations) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground rents where applicable. Accordingly, the accompanying financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income. For the three months ended September 30, 1999 and 1998, the Company has recorded ground rent costs of $1,042,000 and $661,000, respectively, and $2,858,000 and $1,996,000 for the nine months ended September 30, 1999 and 1998, respectively, as a reduction to rent revenues.

Amounts in previous periods have been reclassified to conform to current period presentation.

The Company had 15,387,511 and 14,372,027 shares of Common Stock outstanding as of September 30,1999 and December 31, 1998 respectively.

In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provides guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rents"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998. Using the historical basis of accounting, net income and basic and diluted net income per share amounts would have been $3,617,000, $0.24 and $0.22, respectively, for the three month period ended September 30, 1999 and $5,865,000, $0.40 and $0.37, respectively for the nine month period ended September 30, 1999. Using the historical basis of accounting, net income before extraordinary item, net income and basic and diluted net income per share amounts would have been $340,000, $340,000, $(0.11) and $(0.11), respectively for the three month period ended September 30, 1998 and $10,227,000, $10,037,000, $0.36 and $0.36, respectively for the nine month period ended September 30, 1998.

The pro forma information below was prepared based on management's estimate for the effects of EITF 98-9 since it is impracticable to calculate the actual amount on a retroactive basis precisely. Management of the Company believes that the estimate is not materially different from what actual results would have been under EITF 98-9. Following is the pro forma information for the three and nine months ended September 30, 1999 and 1998 as if the EITF 98-9 were in effect as of January 1, 1998:

                                                                                       NINE MONTHS ENDED
                                                           THREE MONTHS ENDED            SEPTEMBER 30,
                                                              SEPTEMBER 30,        -------------------------
(In thousands, except per share amounts)                          1998                1999           1998
                                                           ------------------      ----------     ----------
Income (loss) before extraordinary item as reported        $             (653)     $   11,225     $    8,802
Add: Adjustment for change in accounting policy on
      recognition of contingent lease rent                              1,655             656          2,214
                                                           ------------------      ----------     ----------
Income (loss) before extraordinary item as adjusted        $            1,002      $   11,881     $   11,016
                                                           ==================      ==========     ==========
Net income (loss) as adjusted                              $            1,002      $   11,881     $   11,016
                                                           ==================      ==========     ==========
Net income (loss) available to common stockholders as
     adjusted                                              $             (774)     $    6,554     $    5,499
                                                           ==================      ==========     ==========
Income (loss) per share - Basic:
   Before extraordinary item, less dividends on
      Preferred stock as reported                          $            (0.18)     $     0.40     $     0.26
  Adjustment for effect of change in accounting policy                   0.12            0.05           0.17
                                                           ------------------      ----------     ----------
  Income (loss) before extraordinary item, less
      Dividends on preferred stock as adjusted             $            (0.06)     $     0.45     $     0.43
                                                           ==================      ==========     ==========

  Net income (loss) available to common
      Stockholders as reported                             $            (0.18)     $     0.40     $     0.25
  Adjustment for effect of change in accounting policy                   0.12            0.05           0.17
                                                           ------------------      ----------     ----------
  Net income (loss) available to common
     Stockholders as adjusted                              $            (0.06)     $     0.45     $     0.42
                                                           ==================      ==========     ==========

Income (loss) per share - Diluted:
   Before extraordinary item, less dividends on
      Preferred stock as reported                          $            (0.18)     $     0.38     $     0.26
  Adjustment for effect of change in accounting policy                   0.12            0.04           0.17
                                                           ------------------      ----------     ----------
  Income (loss) before extraordinary item, less
      dividends on preferred stock as adjusted             $            (0.06)     $     0.42     $     0.43
                                                           ==================      ==========     ==========

  Net income (loss) available to common
      stockholders as reported                             $            (0.18)     $     0.38     $     0.25
  Adjustment for effect of change in accounting policy                   0.12            0.04           0.17
                                                           ------------------      ----------     ----------
  Net income (loss) available to common
      stockholders as adjusted                             $            (0.06)     $     0.42     $     0.42
                                                           ==================      ==========     ==========


2.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, contingent shares and stock on which the price is guaranteed ("Guaranteed Stock"). In addition, convertible preferred stock was antidilutive in the three and nine months ended September 30, 1999 and 1998.

A reconciliation of net income (loss) per share and the weighted average shares outstanding for calculating basic and diluted net income per share for the three and nine month periods ended September 30, 1999 and 1998 is as follows:

                                                                       THREE MONTHS ENDED               NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                   SEPTEMBER 30,
                                                                   --------------------------      --------------------------
    (In thousands, except per share amounts)                          1999            1998            1999            1998
                                                                   ----------      ----------      ----------      ----------
Net income (loss) before extraordinary item                        $    5,022      $     (653)     $   11,225      $    8,802
     Loss on early extinguishment of debt                                  --              --              --            (190)
                                                                   ----------      ----------      ----------      ----------
Net (loss) income                                                       5,022            (653)         11,225           8,612
     Dividends on preferred stock                                      (1,776)         (1,776)         (5,327)         (5,327)
                                                                   ----------      ----------      ----------      ----------
Net income (loss) allocable to shareholders                        $    3,246      $   (2,429)     $    5,898      $    3,285
                                                                   ==========      ==========      ==========      ==========

Net income (loss) per share - Basic
     Before extraordinary item, less preferred stock dividends     $     0.21      $    (0.18)     $     0.40      $     0.26
     Extraordinary loss on extinguishment of debt                          --              --              --           (0.01)
                                                                   ----------      ----------      ----------      ----------
Net income allocable to common stockholders                        $     0.21      $    (0.18)     $     0.40      $     0.25
                                                                   ==========      ==========      ==========      ==========

Net income per share - Diluted
     Before extraordinary item, less preferred stock dividends     $     0.20      $    (0.18)     $     0.38      $     0.26
     Extraordinary loss on extinguishment of debt                          --              --              --           (0.01)
                                                                   ----------      ----------      ----------      ----------
Net income allocable to common stockholders                        $     0.20      $    (0.18)     $     0.38      $     0.25
                                                                   ==========      ==========      ==========      ==========

Weighted average shares outstanding (a)
     Basic                                                             15,342          13,142          14,683          13,006
         Dilutive effect of outstanding options                            40             165              47             179
         Dilutive effect of guaranteed stock                               58               1              90              --
         Dilutive effect of contingent shares                             825             196             825              67
                                                                   ----------      ----------      ----------      ----------
     Diluted                                                           16,265          13,504          15,645          13,252
                                                                   ==========      ==========      ==========      ==========


(a) Excludes 3,679,938 shares of convertible preferred stock, 622,000 stock options and 1,294,587 OP units which are not dilutive at September 30, 1999. Excludes 3,679,938 shares of convertible preferred stock, 804,338 shares of guaranteed stock and 1,151,630 OP units, which are not dilutive at September 30, 1998.

3.  PROPERTY ACQUISITIONS AND DISPOSITIONS

During the three months ended September 30, 1999, the Company completed the purchase of 37 properties for an aggregate purchase price of $22,759,000. In addition, seven properties were sold for net proceeds of $4,178,000, including a note receivable of $315,000.

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

During the nine months ended September 30, 1999, the Company has net transfers of approximately $15,038,000 from construction in progress to land, building and equipment.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On September 30, 1999, earnest money purchase deposits amounting to $213,000 were on deposit for the purchase of properties. These amounts will be included in the allocation of the purchase price of the respective properties once acquired or reduced once the deposit is returned. Non-refundable deposits are expensed once it becomes unlikely that the property will be acquired.

4.  TENANT CONCENTRATION

The Company has one tenant that operates assets representing more than 5% of the Company's total real estate assets. The Company's total investment relating to this tenant consists of approximately $9 million in notes receivable and $32 million in real estate properties. Rent and interest due from this tenant on an annual basis represents approximately 8% of the Company's total revenue. During the third quarter, the Company agreed to a temporary reduction of rent from the tenant who was experiencing cash flow difficulties. As a result, the Company began recognizing rental revenues and interest income in the three month period ending September 30, 1999, on a cash basis. During the three months ended September 30, 1999, the Company took a reduction in rental revenue from this tenant of $558,000. All interest income earned was received.

5.  INVESTMENTS

The aggregate cost basis and net unrealized loss for investments classified as available for sale under SFAS 115 at September 30, 1999 were $4,242,000 and $(1,391,000), respectively. The net unrealized loss is recorded as a separate component of stockholders' equity of which $(259,000) and $(594,000) was recorded during the three and nine months ended September 30, 1999, respectively. In addition, during the nine months ended September 30, 1999, the Company exercised stock options for 125,000 shares of ICH Corporation common stock and has classified the common stock as a trading investment. On April 23, 1999, the Company sold 60,000 shares of the trading investment for cash of $148,000 and received a note receivable of $443,000 which bears interest at 8.5% with interest and principal due monthly through May 2003. On August 1, 1999, the Company sold 65,000 shares of the trading investment for cash of $231,000 and received a note receivable of $695,000 which bears interest at 8.5% with interest and principal due monthly through September, 2003. At September 30, 1999, realized and unrealized gain on the trading investments amounted to $401,000 and $1,063,000 for the three and nine months ended September 30, 1999, respectively and is included in interest income and other in the condensed consolidated statement of operations.

6.  REVOLVING CREDIT FACILITIES

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. As of September 30, 1999, the Company has approximately $11 million available under this credit agreement. The Company may request advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. The banks will also issue standby letters of credit for the account of the Company under this line of credit. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. As of September 30, 1999, the margin spread was 1.35% resulting in an effective rate of 6.73%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement. The line of credit requires the Company to maintain a minimum equity value of $200 million, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16% and maintain certain other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999 upon execution of the credit agreement with Credit Lyonnais (see Note 7). Under the terms of the Assignment and Acceptance the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

7.  NOTES PAYABLE

On December 15, 1998, the Company entered into a secured note agreement ("PAC Note") for $20 million. On January 9, 1999 the Company obtained $20 million under the PAC Note which matures on December 15, 1999 and bears an interest rate of LIBOR plus 3.00% per annum (8.69% at September 30, 1999). The note is secured by 35 properties. On October 7, 1999 this note was repaid in full from the proceeds of the Preferred Partnership Equity Offering of the OP (see Note 11).

On December 30, 1998, the Company financed a part of a property acquisition with the seller in the amount of $6,550,000. The note bore interest at prime plus 1% per annum (8.75% as of June 30, 1999). This note was due in two installments of $3,275,000 plus accrued interest on June 15, 1999 and December 30, 1999. On June 15, 1999, the Company repaid $3,275,000 on this note, and on July 23,1999 the remaining balance was repaid.

On March 10, 1999, the OP financed part of a property acquisition with the seller in the amount of $15 million. The note bore interest at the rate of 7.25% per annum. The note was repaid with funds from the Credit Lyonnais note on April 12, 1999.

On April 12, 1999, the OP entered into an unsecured credit agreement with Credit Lyonnais ("CLNY Agreement") under which the OP may borrow up to a maximum of $50 million. After July 9, 1999, no further borrowings can be made and the total amount borrowed becomes the principal balance of a note payable which will mature on April 11, 2002. This note provides that borrowings bear interest at the then current LIBOR plus a margin spread ranging from 2.00% to 2.75%, dependent on a leverage ratio formula (8.19% as of September 30, 1999). As of September 30, 1999, the Company had drawn the total of $50 million under this CLNY Agreement.

The Company is in compliance with all covenants associated with its debt and credit facilities as of September 30, 1999.

8.  RELATED PARTY TRANSACTIONS

The Managing General Partner of Arkansas Restaurants #10 L.P. (ARK #10) is owned by a director of the Company who receives no compensation for this role. As of September 30, 1999 and December 31, 1998, a note receivable of $517,000 and $454,000, respectively, were due from ARK #10. The note receivable is due on July 1, 2016 and has an interest rate of 9.0% per annum. At September 30, 1999 and December 31, 1998, tenant and other receivables from ARK #10 were $402,000 and $678,000, respectively. The Company has entered into a new lease and note agreement with ARK #10 under the terms of which ARK #10 will make reduced monthly rent payments, and will make monthly note payments of both interest and principal. ARK #10 is current on these payments.

The Managing General Partner of Southeast Fast Food Partners, L.P. (SFF) is owned by an officer of the Company. As of September 30, 1999 and December 31, 1998, notes receivable of $400,000 and $1,070,000, respectively, were due from SFF. The note receivable is due on July 15, 2000, and has an interest rate of 9.0% per annum. At December 31, 1998 notes receivable of $136,000 were due from two limited partners of SFF one of which is an officer of the Company. As of December 31, 1998, tenant and other receivables from SFF were $979,000. On July 15, 1999, SFF sold their interest in the operations on 23 properties owned by the Company to a third party. The master lease between SFF and the Company was terminated and a new master lease was entered into with the new operator. Subsequently, all balances were paid by SFF including the amounts due from the limited partners of SFF. After July 15, 1999, SFF continued to operate one property as a quick service restaurant. The start-up of this operations was financed by a one year note receivable of $400,000 with an interest rate of 9% per annum.

During the three and nine months ended September 30, 1999, the Company recorded reserves for bad debts of $754,000 and $1,759,000, respectively which has been recorded as a reduction to rental revenues in the accompanying financial statements.

In April 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships engage in lending activities to owners and operators of quick service franchise and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner interests it owns) of 71.25% and 47.5%, respectively, in these two partnerships. As of December 31, 1998, the Company had other receivables from the two lending partnerships of $306,000. In addition, at September 30, 1999 and December 31, 1998 a note receivable of $640,000 is due from the General Partner and Limited Partner. Officers of the Company own 95% of the voting stock of the General Partner and the Limited Partner. The joint venture and limited partnerships are currently in the process of selling all current loans maintained by the partnerships, after which the partnerships will be liquidated.

The Company has entered into lease agreements under which the tenant operations are either owned or a majority interest is held by members of the board of directors of the Company. As of September 30, 1999 and December 31, 1998, no amounts were due from the operators of these properties.

9.  STOCKHOLDERS' EQUITY AND MINORITY INTEREST

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

During the nine months ended September 30, 1999, the Company paid distributions of $21,159,000 to its Common Stockholders and the minority interests (or $1.3275 per share of Common Stock or OP unit) and $5,327,000 to its Preferred Stockholders (or $1.34475 per share of Preferred Stock). As of September 30, 1999, $9,491,000 in dividends have been declared to be paid on Preferred and Common Stock outstanding to stockholders and minority interests OP unitholders of record on December 1, 1999.

COMMON STOCK

During the nine months ended September 30, 1999, the Company repurchased and retired 107,700 shares of Common Stock for $1,922,000. As of September 30, 1999, the Company has repurchased and retired a total of 141,400 shares under the Company's repurchase program. The Board of Directors have approved the repurchase of up to 500,000 shares of the Company's common stock.

MINORITY INTEREST

As reported in the Company's Annual Report on Form 10-K as of December 31, 1998, OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit may be exchanged by the holder thereof for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. In addition, under a terminated management contract in 1997 the original sole minority interest holder QSV Properties, Inc. ("QSV") is entitled to an additional 825,000 shares of Common Stock of the Company or its equivalent in OP units if certain earnings targets are met by the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions which is based upon what QSV would have received under the management contract that was terminated. For the nine month period ended September 30, 1999, the Company accrued $3,628,000 representing an increase of 329,491 contingent shares earned under the earnings target formula. These additional accrued contingent shares have increased the total accrued contingent shares to 825,000 with an accrued value of approximately $15,675,000 (based on the market value of a share of the Company's Common Stock at September 30, 1999). The 825,000 contingent shares have not been issued and will not participate in any income (loss) or receive any distributions from the OP until such units are issued. As of September 30, 1999 there are 1,294,587 OP units outstanding.

Minority interest in the OP consists of the following at September 30, 1999 (in thousands):

                     Balance December 31, 1998                  $      29,567
                     Market value of contingent shares
                          Earned for the period                         3,628
                     Distributions paid and accrued in the
                          period                                       (1,702)
                     OP units issued in exchange for property           2,407
                     Income allocated to minority interest                474
                                                                -------------
                     Balance at September 30, 1999              $      34,374
                                                                =============

SHELF REGISTRATIONS

On August 22, 1997, the Company filed a shelf registration statement to register shares of Common or Preferred Stock for sale in the amount of $150,000,000. During the three month period ended September 30, 1999, the Company sold 1,010,000 shares of common stock at $21.50 per share under this registration statement. The amount of securities available for sale under this shelf registration statement after the stock issuance is approximately $3,310,000.

On October 30, 1998, the Company filed a shelf registration for $175,000,000 to register shares of Common and Preferred Stock for sale. This registration statement has been declared effective. However, no securities have been issued under this registration statement at the time of this Form 10-Q.

10.  PRO FORMA

The following pro forma information was prepared by adjusting the actual consolidated results of the Company for the nine month periods ended September 30, 1999 and 1998 for the effects of:

         a. the purchase of 100 properties on various dates from January 1, 1999 through September 30, 1999 for an aggregate purchase price of $94,869,000 including the value of 131,915 OP units issued to sellers, and the sale of 23 properties for net proceeds of $11,440,000; and the net transfer of $15,038,000 of completed properties from construction in progress and other related financing transactions including the sale of 1,010,000 shares of common stock for $20,506,000; and

         b. the purchase of 286 properties on various dates during 1998 for an aggregate purchase price of $214,909,000 including the value of 24,768 shares of Common Stock and 14,254 OP units issued to sellers; and the sale of 12 properties for $8,174,000 and other related financing transactions including the sale of 1,359,063 shares of Common Stock for $32,407,000.

These pro forma operating results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1998 and do not purport to represent the results of operations for future periods.

                                              NINE MONTHS ENDED SEPTEMBER 30,
                                              -------------------------------
(In thousands, except per share amounts)           1999            1998
                                                ----------      ----------
TOTAL REVENUES                                  $   63,046      $   61,114
                                                ==========      ==========

NET INCOME                                      $   11,817      $   11,459

Dividends on Preferred Stock                        (5,327)         (5,327)
                                                ----------      ----------

Net income allocable to Common Shareholders     $    6,490      $    6,132
                                                ==========      ==========

Net income per share
         Basic                                  $     0.42      $     0.40
         Diluted                                $     0.40      $     0.39

Weighted average shares outstanding
         Basic                                      15,375          15,362
         Diluted                                    16,350          15,572


11.  SUBSEQUENT EVENTS

On October 5, 1999, a subsidiary of the Company completed the issuance of $55 million of 8.5% Preferred Partnership Units, the proceeds of which were used primarily to replace existing fixed rate debt that would mature in December and to pay down the revolving credit facility. In addition to debt repayments, $17 million was set aside in an escrow account for use in future acquisitions on a tax-deferred property exchange basis. The Preferred Partnership Units were issued by a joint venture subsidiary of the Company, and are entitled to priority distributions only from the cash flow of properties held by that subsidiary (a total of 82 properties).

On October 6, 1999, Robert Stetson resigned as President and Chief Executive Officer of the Company. Fred Margolin, Chairman and Treasurer, assumed the additional responsibilities of CEO and interim President. Mr. Stetson will continue as a Director and consultant for the Company. A charge of $750,000 relating to this management restructuring will be recorded in the fourth quarter of 1999.

12.  CONTINGENCIES

As of September 30, 1999 the Company had commitments of approximately $12 million representing construction contract costs not yet incurred. In addition, as of September 30, 1999, the Company has non-binding contracts for acquisitions of approximately $11 million.


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

Comparison of the nine months ended September 30, 1999 to the nine months ended September 30, 1998

The Company owned 591 properties prior to January 1, 1998. The Company acquired 286 properties (275 core business properties) and sold 12 properties from January 1, 1998 to December 31, 1998 and the Company acquired 100 properties (99 core business properties) and sold 23 properties (21 core business properties) from January 1, 1999 to September 30, 1999, the rent from which are included in the periods presented from their respective dates of acquisition.

Revenues, including interest income and income earned on direct financing leases, in the nine months ended September 30, 1999 totaled $59,794,000, up 50% from the $39,926,000 recorded for the nine months ended September 30, 1998. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1998. Through September 30, 1999, approximately 9% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 10% for the nine months ended September 30, 1998.

Also included in revenues is interest income relating to secured notes and mortgage receivable from tenants and related parties. Interest income was $5,398,000 for the nine months ended September 30, 1999 compared with $2,012,000 for the nine months ended September 30, 1998, an increase of 168% when compared to the nine months ended September 30, 1998. The increase resulted primarily from the increase in mortgage loan receivables and notes receivable when compared to September 30, 1998. In addition, the Company recorded a realized and unrealized gain on trading securities of $1,063,000 during the nine months ended September 30, 1999.

Rent expense for the nine months ended September 30, 1999 totaled $375,000, an increase of 29% when compared to the nine months ended September 30, 1998. Depreciation and amortization expenses in the nine months ended September 30, 1999 totaled $16,949,000, an increase of 52% when compared to the nine months ended September 30, 1998. The increase in rent expense and depreciation and amortization expenses directly relate to the property acquisitions in 1998 and 1999.

General and administrative expenses for the nine months ended September 30, 1999 totaled $5,187,000, an increase of 55% when compared to the nine months ended September 30, 1998. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth.

Interest expense for the nine months ended September 30, 1999 totaled $21,896,000, an increase of 88% when compared to the nine months ended September 30, 1998. The increase in interest expense directly relates to the additional debt associated with the acquisitions and the higher interest rate associated with the additional debt.

A non-cash accounting charge of $3,628,000 relating to the termination of the management contract with QSV was recorded for the nine months ended September 30, 1999. This charge represents the market value, based on the market value of a share of Common Stock at September 30, 1999, of 825,000 contingent OP units (less amounts previously recorded on 495,509 units as of December 31, 1998) which would be earned by QSV at September 30, 1999 under the terms of the terminated management contract. A maximum of 825,000 shares of Common Stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These OP units have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been issued in 2001.

Equity in net income (loss) of affiliates of $44,000 and $(112,000) for the nine months ended September 30, 1999 and 1998, respectively, relates to the Company's share of net income (loss) from its investments in other entities in which the Company holds a minority interest.

Minority interest in net income of the OP of $474,000 and $300,000 for the nine months ended September 30, 1999 and 1998, respectively, relates to OP units held by QSV and other minority interest holders.

Loss on sale of properties of $104,000 for the nine months ended September 30, 1999 related to the sale of 23 properties for $11,440,000 net of closing costs, compared to gain on sale of properties of $709,000 for the nine months ended September 30, 1998. The loss on extinguishment of debt of $190,000 for the nine months ended September 30, 1998 related to the termination of the Company's previous line of credit.

Comparison of the three months ended September 30, 1999 to the three months ended September 30, 1998

Revenues, including interest income and income earned on direct financing leases, in the three months ended September 30, 1999 totaled $20,480,000, up 48% from the $13,845,000 recorded for the three months ended September 30, 1998. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1998. For the three months ended September 30, 1999, approximately 7% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), up from 5% for the three months ended September 30, 1998.

Also included in revenues is interest income relating to secured notes and mortgage receivable from tenants and related parties. Interest income was $2,004,000 for the three months ended September 30, 1999 compared with $684,000 for the three months ended September 30, 1998, an increase of 192% when compared to the three months ended September 30, 1998. The increase resulted primarily from the increase in mortgage loan receivables and notes receivable when compared to September 30, 1998. In addition, the Company recorded a realized and unrealized gain on trading securities of $401,000 during the three months ended September 30, 1999.

Rent expense for the three months ended September 30, 1999 totaled $131,000 compared with $157,000 for the three months ended September 30, 1998. Depreciation and amortization expenses in the three months ended September 30, 1999 totaled $6,002,000, an increase of 48% when compared to the three months ended September 30, 1998. The increase in rent expense and depreciation and amortization expenses directly relate to the property acquisitions in 1998 and 1999.

General and administrative expenses for the three months ended September 30, 1999 totaled $1,731,000 an increase of 50% when compared to the three months ended September 30, 1998. The increase was a result of the costs of the increased infrastructure, including additional employees, required by the Company to manage and maintain the Company's rate of growth, and of the expensing of costs associated with terminated acquisition projects of $145,000 resulting from the Company's reduced acquisition activity.

Interest expense for the three months ended September 30, 1999 totaled $7,756,000, an increase of 71% when compared to the three months ended September 30, 1998. The increase in interest expense directly relates to the additional debt associated with the acquisitions and the higher interest rate associated with the additional debt.

A non-cash accounting credit of $1,014,000 relating to the termination of the management contract with QSV was recorded for the three months ended September 30, 1999. This credit represents a reduction in the market value, based on the market value of a share of Common Stock at September 30, 1999, of 825,000 contingent OP units (less amounts previously recorded on 785,357 units as of June 30, 1999) which would be earned by QSV at September 30, 1999 under the terms of the terminated management contract. A maximum of 825,000 shares of Common Stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These OP units have not been issued, and will not participate in any income
(loss) or receive any distributions from the OP until they have been issued in 2001.

Equity in net loss of affiliates of $37,000 and $55,000 for the three months ended September 30, 1999 and 1998, respectively, relates to the Company's share of net loss from its investments in other entities in which the Company holds a minority interest.

Minority interest in net income (loss) of the OP of $264,000 and $(203,000) for the three months ended September 30, 1999 and 1998, respectively, relates to OP units held by QSV and other minority interest holders.

Loss on sale of properties of $551,000 for the three months ended September 30, 1999 related to the sale of 7 properties for $4,178,000 net of closing costs, compared to the gain on sale of properties for the three months ended September 30, 1998, of $252,000.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's principal demands for short-term and long-term liquidity are: monthly debt service payments, capital improvements and development of property, distributions to stockholders and minority interest holders and property acquisitions.

The Company's principal source of cash to meet its short term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to reduce amounts outstanding under the Company's credit agreements. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. Thus the Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $1 million a year to renovate and remodel currently owned properties. As of September 30, 1999 approximately $2,020,000 has been funded for remodels and the Company had 16 properties in various stages of development. As of September 30, 1999 the Company had commitments of approximately $12 million representing construction contract costs not yet incurred. In addition, as of September 30, 1999, the Company has non-binding contracts for acquisitions of approximately $11 million.

During the nine months ended September 30, 1999 the Company paid dividends of $1.3275 per share, or an aggregate of $21,159,000 to common stockholders and minority interests. In addition, the Company paid dividends of $1.4475 per share, or an aggregate $5,327,000 to preferred stockholders covering the period December 16, 1998 to September 15, 1999. In addition, on September 3, 1999, the Company declared a dividend of $0.4625 per share to common stockholders and minority interests and $0.4825 per share to preferred stockholders to be paid on December 15, 1999.

On December 15, 1998, the Company entered into a secured note agreement ("PAC Note") for $20 million. On January 9, 1999 the Company obtained $20 million under the PAC Note which matures on December 15, 1999 and bears interest rate of LIBOR rate plus 3.00% per annum (7.97% at March 31, 1999). The note is secured by 35 properties. On October 7, 1999, this note was repaid.

On December 30, 1998, the Company financed a part of a property acquisition with the seller in the amount of $6,550,000. The note bore interest at prime plus 1% per annum (8.75% as of September 30, 1999). This note was due in two installments of $3,275,000 plus accrued interest on June 15, 1999 and December 30, 1999. During the three months ended September 30, 1999, the Company repaid this note.

On March 10, 1999, the OP financed part of a property acquisition with the seller in the amount of $15 million. The note bore interest at the rate of 7.25% per annum. The note was repaid with funds from the Credit Lyonnais note on April 12, 1999.

On April 12, 1999, the OP entered into an unsecured credit agreement with Credit Lyonnais ("CLNY Agreement") under which the OP may borrow up to a maximum of $50 million on or before July 9, 1999. As of September 30, 1999, the Company has borrowed the total $50 million under the CLNY Agreement. The note provides that borrowings bear interest at the then current LIBOR plus a margin spread ranging from 2.00% to 2.75%, dependent on a leverage ratio formula, and matures on April 11, 2002.

On January 17, 1998 the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of September 30, 1999, the Company has approximately $11 million available under the unsecured line of credit. The Company may request advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at LIBOR plus a margin spread which was 1.35% per annum at September 30, 1999. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999 upon execution of the credit agreement with Credit Lyonnais. Under the terms of the Assignment and Acceptance the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

On October 5, 1999, a subsidiary of the Company issued $55 million of preferred partnership units with priority distribution rights of 8.5% per annum. The proceeds from the sale of the units were used primarily to repay the PAC Note and to reduce borrowings under the Company's line of credit. Approximately $17 million of the proceeds were placed in an escrow account for use in future acquisitions on a tax-deferred property exchange basis.

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

FUNDS FROM OPERATIONS (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), plus real estate related depreciation and amortization but excluding the effects of direct financing leases, minority interest, unusual and non-recurring charges and gains (or losses) from debt restructuring and sales of property, and the effect of EITF 98-9. The definition of FFO has been changed effective January 1, 2000, to be more restrictive and requires the restatement of previously reported FFO amounts. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table sets forth, for the nine months ended September 30, 1999 and 1998, the calculation of FFO on a diluted basis. For the nine months ended September 30, 1999, net income allocable to common stockholders, which is used in calculating FFO, includes a non-cash accounting charge of $3,628,000 which relates to contingent OP units that would be earned by QSV under the provisions of the 1997 management contract termination agreement.

      (in thousands)                                  NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                                 --------------------------
FUNDS FROM OPERATIONS                               1999            1998
                                                 ----------      ----------
Net income allocable to common stockholders      $    5,898      $    3,285

Direct financing lease payments                       1,407           1,721
Capital lease principal payments                        (79)            (79)
Depreciation and amortization                        16,881          11,065
Loss (gain) on sale of property                         104            (709)
Income allocable to minority interest                   474             300
Loss on early extinguishment of debt                     --             190
Effect of EITF 98-9                                     (33)          1,544
Preferred stock dividends                             5,327              --
                                                 ----------      ----------
Funds from operations (FFO) - diluted            $   29,979      $   17,317
                                                 ==========      ==========



Weighted average shares outstanding - basic          14,683          13,006
Dilutive effect of preferred stock (1)                3,453              --
Dilutive effect of contingent shares                    825              67
Dilutive effect of outstanding stock options             47             179
Dilutive effect of guaranteed stock (1)                  90              --
Weighted average OP units outstanding                 1,193           1,152
                                                 ----------      ----------
Total shares applicable to FFO                       20,291          14,404
                                                 ==========      ==========

         (1) For the nine month period ended September 30, 1998 preferred stock and guaranteed stock were antidilutive.


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

SEASONALITY

Fast food restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters of the calendar year due to warmer weather and increase leisure travel. This seasonality can be expected to cause fluctuations in the Company's quarterly revenue to the extent it earns percentage rent.

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

All major vendors and all tenants were surveyed to determine the extent of their preparedness to meet Year 2000 challenges and to assess any possible impact on USRP from a material third-party failure. Vendor responses received do not identify any major potential problems. Several vendors have not responded to our inquiries; however, services provided by these vendors can be easily obtained from other sources. No problems are anticipated in securing these services.

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

The most reasonable likely worst case scenario would involve some or all of the following elements, none of which pose a serious threat to the operations of
USRP:

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



                                       U.S. RESTAURANT PROPERTIES, INC.




Dated:  November 15, 1999              By:      /s/ Fred Margolin
                                           -------------------------------------
                                                Fred Margolin
                                                Chairman of the Board, Treasurer
                                                and Chief Executive Officer



                                       By:      /s/ Michael D. Warren
                                           -------------------------------------
                                                Michael D. Warren
                                                Senior Vice President, Director
                                                of Finance

                               INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
   12.1                    Ratio of earnings to Combined Fixed Charges and Preferred
                           Stock Dividends

   27.1                    Financial Data Schedule