Form 10-K405
period 1999-12-31
U S RESTAURANT PROPERTIES INC
filed 2000-03-30
CIK 1032462

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

         [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                         COMMISSION FILE NUMBER 1-13089

                        U.S. RESTAURANT PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                   MARYLAND                                      75-2687420
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                      Identification No.)

                12240 INWOOD RD., SUITE 200, DALLAS, TEXAS 75244
          (Address of principal executive offices, including zip code)

                                  972-387-1487
              (Registrant's telephone number, including area code)

          Securities Registered Pursuant to Section 12(b) of the Act:

                TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
                -------------------                      -----------------------------------------
     Common Stock, par value $0.001 per share                     New York Stock Exchange
  $1.93 Series A Cumulative Convertible Preferred                 New York Stock Exchange
                       Stock

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the Common Stock (based upon the closing price of the Common Stock on March 15, 2000, on the New York Stock Exchange) held by non-affiliates of the Registrant was $198,015,298.

     As of March 15, 2000, there were 15,379,829 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Certain information in the Registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the Company's 1999 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        U.S. RESTAURANT PROPERTIES, INC.

                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
                                   PART I

Item 1.   Business....................................................     1
Item 2.   Properties..................................................     6
Item 3.   Legal Proceedings...........................................     8
Item 4.   Submission of Matters to a Vote of Security-Holders.........     8

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................     9
Item 6.   Selected Financial Data.....................................    10
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................    11
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................    17
Item 8.   Financial Statements and Supplementary Data.................    18
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................    18

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..........    18
Item 11.  Executive Compensation......................................    18
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................    18
Item 13.  Certain Relationships and Related Transactions..............    18

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................    18

                                     PART I

ITEM 1. BUSINESS

GENERAL

     U.S. Restaurant Properties, Inc. (the "Company"), a fully integrated, self-administered real estate investment trust ("REIT"), is one of the largest publicly-traded entities in the United States that is dedicated to acquiring, owning, managing and selectively developing restaurant, service station and other service retail properties. At December 31, 1999, the Company's portfolio consisted of 934 core business properties (the "Properties") diversified geographically in 48 states and operated by approximately 320 operators. In addition, the Company also held 8 billboard properties, one office building and one fuel terminal facility. The Properties are leased by the Company on a triple net basis primarily to operators of fast food and casual dining chain restaurants affiliated with major brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R) and Schlotzsky's(R) and regional franchises such as Grandy's(R) and Taco Cabana(R), and to gasoline service station operators affiliated with major brands such as Shell(R), Texaco(R) and Arco(R). As of December 31, 1999, over 97% of the Properties were leased pursuant to leases with average remaining lease terms (excluding extension options) in excess of thirteen years.

     The Company is a Maryland corporation which made an election to be taxed as a REIT for federal income tax purposes commencing with its taxable year ended December 31, 1997. Both the common stock, par value $.001 per share (the "Common Stock"), and the $1.93 Series A Cumulative Convertible Preferred Stock, par value $.001 per share (the "Preferred Stock"), of the Company are traded on the New York Stock Exchange under the symbols "USV" and "USV pA," respectively. The principal executive offices of the Company are located at 12440 Inwood Road, Suite 200, Dallas, Texas 75244. The telephone number is (972) 387-1487.

HISTORY AND STRUCTURE OF THE COMPANY

     The Company's predecessor, U.S. Restaurant Properties Master LP ("USRP"), formerly Burger King Investors Master L.P. and U.S. Restaurant Properties Operating L.P. (the "Operating Partnership"), formerly Burger King Operating L.P., were formed in 1985 by Burger King Corporation ("BKC") and QSV Properties, Inc. ("QSV"), both of which were at that time wholly-owned subsidiaries of The Pillsbury Company. QSV acted as the general partner of USRP and the Operating Partnership. BKC was a special general partner of USRP until its withdrawal on November 30, 1994. USRP effected an initial public offering in 1986 and the proceeds therefrom were used to buy the Company's initial portfolio of 128 properties from BKC. From 1986 through March 1995, the partnership agreement governing USRP limited the activities of the Company to managing the original portfolio of properties.

     In May 1994, new management assumed control of the Company and began implementing a number of new strategies intended to pursue Company growth. These strategies have involved the Company in, among other things, acquiring new properties, enhancing investment returns through merchant banking activities and developing new co-branded service centers on a selective basis. From May 1994 through December 31, 1999, the Company has increased the number of core business properties owned or managed from 123 to 934.

     On October 15, 1997, the Company effected the conversion of USRP into a self-administered REIT. The conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P., a partnership subsidiary of the Company, with and into USRP. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest (the "Units") of USRP became stockholders of the Company. On October 16, 1997, the Common Stock, in replacement of the Units, commenced trading on the NYSE under the symbol "USV." In connection with the Conversion, QSV withdrew as general partner of USRP and the Operating Partnership, effective as of October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner for USRP and the Operating Partnership. In exchange for its interests in USRP and the Operating Partnership and the termination of its management contract, QSV received 126,582 shares of Common Stock and 1,148,418 units of beneficial interest in the Operating Partnership ("Operating Partnership Units"), which are exchangeable at any time for shares of Common Stock on a one-for-one basis, and the right to receive up to 825,000 additional Operating Partnership Units or shares of Common Stock in 2001 if certain earnings targets are met for the year 2000. The earnings targets are based upon what QSV would have received under their prior management contract which relates primarily to the volume of property transactions. As of December 31, 1999, all of the 825,000 contingent units had been earned. The fair value of these units are included in minority interest at December 31, 1999.

DIVERSIFICATION

     The Company conducts its operations in such a manner as to enhance the predictability and sustainability of its cash flows. The operating performance of the Properties and the Company's financial position are enhanced by diversifying its portfolio by geographic location and number of tenants. The Company believes that geographic diversification minimizes the effects on the Company's financial position of downturns in regional and local economics. The Properties are further diversified by the number of tenants. At December 31, 1999, only one tenant accounts for over 6% of the Company's properties. Sybra, Inc., accounted for 8% of the Company's minimum base rental revenues for the year ended December 31, 1999.

LEASES WITH RESTAURANT AND SERVICE STATION OPERATORS

     The Company's strategy is to acquire operating properties (primarily restaurants and service stations) rather than developing new restaurant properties, although the Company has begun to acquire newly constructed properties and to selectively develop properties. Typically, the Company acquires a property that has been operated as a fast food or casual dining restaurant and that is subject to a lease with a remaining term of five to 20 years and a co-terminus franchise agreement. The Company believes that this strategy reduces the Company's financial risk because the restaurant operated on such property has a proven operating record that mitigates the risk of default or non-renewal under the lease.

     Substantially all of the Company's existing leases are "triple net." Triple net leases typically require the tenants to be responsible for the property operating costs, including property taxes, insurance and maintenance. A majority of the Company's leases provide for a base rent plus a percentage of the property's sales in excess of a threshold amount. The triple net lease structure is designed to provide the Company with a consistent stream of income without the obligation to reinvest in the property. For the twelve months ended December 31, 1999, base rental revenues and percentage rental revenues represented 92% and 8%, respectively, of total gross rental revenues.

     The Company has implemented an early renewal program pursuant to which the Company offers remodeling financing to tenants in consideration for renewing and restructuring leases. Through March 15, 2000, the Company has renewed 88 leases under this program, with an aggregate of approximately $3 million paid out by the Company for remodeling. The Company considers the remodeling financing to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals. The early renewal program has resulted in an increase of the average remaining lease term of the Properties to over thirteen years, thus mitigating the risk of non-renewal of leases.

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

                          LEASE EXPIRATION SCHEDULE(1)

                                                               NUMBER     PERCENT
                                                              OF LEASES     OF
YEAR                                                          EXPIRING     TOTAL
----                                                          ---------   -------
2000........................................................      27          3%
2001 to 2003................................................      90         10%
2004 to 2006................................................      74          8%
2007 to 2009................................................      54          6%
2010 to 2012................................................      40          4%
2013 to 2015................................................      80          8%
2016 to 2018................................................     371         40%
2019 to 2021................................................     139         15%
2022 to 2024................................................       9          1%
Properties under development................................      15          2%
Unleased operating properties...............................      13          1%
Other(2)....................................................      22          2%
                                                                 ---        ---
          Total core business properties....................     934        100%
                                                                 ===        ===

---------------

(1) The lease expiration schedule does not include lease extension options.

(2) Consists of 22 leased properties in which the Company leases and subleases the properties for approximately the same rents.

OWNERSHIP OF REAL ESTATE INTERESTS

     Of the 934 Properties included in the Company's portfolio as of December 31, 1999, the Company (i) owned both the land and the restaurant building in fee simple on 755 of such Properties (the "Fee Properties"), (ii) owned the land, with the tenant owning the restaurant building, on 38 of such Properties and
(iii) leased the land, the building or both from a third-party lessor on 141 of such Properties (the "Leasehold Properties"). Of the 141 Leasehold Properties, 39 are Properties on which the Company leases from a third party the underlying land, the restaurant building and the other improvements thereon (the "Primary Leases") and then subleases the property to the restaurant operator. Under the terms of the remaining 102 Leasehold Properties (the "Ground Leases"), the Company leases the underlying land from a third party and owns the restaurant building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The terms of the Primary Leases and Ground Leases expire from 1 to 20 years. With renewal options considered, the terms of the Primary Leases and Ground Leases expire from 1 to 33 years, with the average remaining term being 18 years.

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

EMPLOYEES AND MANAGEMENT

     On February 29, 1999, the Company had approximately 45 employees. The Company believes that relations with its employees are good.

COMPETITION

     The Company believes that it competes with numerous other publicly-owned entities, some of which dedicate substantially all of their assets and efforts to acquiring, owning and managing chain restaurant properties. The Company also competes with numerous private firms and individuals for the acquisition of restaurant, service station and other service retail properties. In addition, there are other publicly owned entities that are dedicated to acquiring, owning and managing triple net lease properties. The majority of chain restaurant properties are owned by restaurant operators and real estate investors. Management believes, based on its industry knowledge and experience, that this fragmented market provides the Company with substantial acquisition opportunities. The Company also believes that the inability of most small service retail owners to obtain funds with which to compete for acquisitions as timely and inexpensively as the Company provides the Company with a competitive advantage when seeking to acquire a restaurant or service station property.

     The restaurants and service stations operated on the Company's properties are subject to significant competition (including, for example, competition from other national and regional "fast food" restaurant chains, local restaurants, national and regional restaurant chains that do not specialize in "fast food" but appeal to many of the same customers as do "fast food" restaurants, national and regional service station chains, and other competitors such as convenience store and supermarkets that sell ready-to-eat food and gasoline). The success of the Company depends, in part, on the ability of the restaurants and service stations operated on the properties to compete successfully with such businesses. The Company does not anticipate that it will seek to engage directly in or meet such competition. Instead, the Company will be dependent upon the experience and ability of the lessees operating the businesses located on the properties and, with respect to its franchisee-operated properties, the franchisor systems generally, to compete with these other restaurants, service stations and similar operations.

REGULATIONS

     The Company, through its ownership of interests in and management of real estate, is subject to various environmental, health, land-use and other regulation by federal, state and local governments that affects the development and regulation of restaurant and service station properties. The Company's leases impose the primary obligation for regulatory compliance on the operators of the properties.

     Environmental Regulation. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or within its property. Such liability may be imposed without regard to whether the owner or operator knew of, or caused the release of the hazardous substances. In addition to liability for cleanup costs, the presence of hazardous substances on a property could result in the owner or operator incurring liability as a result of a claim by an employee or another person for personal injury or a claim by an adjacent property owner for property damage.

     In connection with the Company's acquisition of a new property, a Phase I environmental assessment is obtained. A Phase I environmental assessment involves researching historical uses of a property, analyzing databases containing registered underground storage tanks and other matters, and including an on-site inspection to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, may be ordered for further evaluation. Depending on the nature of the potential issue and the results of any Phase II assessment, the transaction may be terminated or the acquisition may be consummated in conjunction with actions taken to lessen any environmentally-related financial or legal risk. The Company generally places acquired properties with potential issues in special purpose limited liability companies to limit any future claims concerning the properties, requires tenants to secure environmental insurance and requires tenants to assume obligations relating to environmental issues.

     The Company is not currently a party to any litigation or administrative proceeding with respect to any property's compliance with environmental standards. Furthermore, the Company is not aware of nor, based upon the Company's actual present knowledge with respect to its properties, does it anticipate any such action, or the need to expend any of its funds, in the foreseeable future in connection with its acquisition or ownership of existing properties which would have a material adverse affect upon the Company's financial position, operations or cash flow.

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

     Insurance. The Company requires its lessees to maintain adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles. The Company also requires that it be named as an additional insured under such policies. Certain types and amounts of insurance are required to be carried by each operator under the leases with the Company, and the Company actively monitors tenant compliance with this requirement. The Company intends to require lessees of subsequently acquired properties to obtain similar insurance coverage. There are, however, certain types of losses generally of a catastrophic nature, such as earthquakes and floods, that may be either uninsurable or not economically insurable, as to which the Company's properties are at risk depending on whether such events occur with any frequency in such areas. An uninsured loss could result in a loss to the Company of both its capital investment and anticipated profits from the affected property. In addition, because of coverage limits and deductibles, insurance coverage in the event of a substantial loss may not be sufficient to pay the full current market value or current replacement cost of the Company's investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make using insurance proceeds to replace a facility after it has been damaged or destroyed infeasible. Under such circumstances, the insurance proceeds received by the Company might be inadequate to restore its economic position with respect to such property.

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

PROPERTIES

     As of December 31, 1999, the Company owned 934 core business properties, including 201 Burger King(R) Properties, 80 Arby's(R) Properties, 41 Dairy Queen(R) Properties, 28 Schlotzsky's(R) Properties, 26 Hardee's(R) Properties, 21 Pizza Hut(R) Properties, and eight Chili's(R) Properties. The Properties are diversified geographically in 48 states, with no state, except Texas (31%), accounting for greater than 8% of the Properties. Of the 934 Properties, approximately 97% were leased on a triple net basis as of December 31, 1999.

     The following table contains information by state regarding the Properties owned by the Company as of December 31, 1999.

                                                                NUMBER
                                                                  OF       PERCENT OF
LOCATION BY STATE                                             PROPERTIES     TOTAL
-----------------                                             ----------   ----------
Texas.......................................................     290           31%
Georgia.....................................................      72            8%
North Carolina..............................................      54            6%
California..................................................      36            4%
Illinois....................................................      36            4%
Michigan....................................................      35            4%
New York....................................................      34            4%
Arizona.....................................................      30            3%
Oklahoma....................................................      29            3%
Florida.....................................................      28            3%
Hawaii......................................................      27            3%
Minnesota...................................................      22            2%
Pennsylvania................................................      20            2%
Tennessee...................................................      20            2%
Iowa........................................................      18            2%
Indiana.....................................................      15            2%
South Carolina..............................................      13            1%
Maryland....................................................      12            1%
Missouri....................................................      11            1%
Louisiana...................................................      10            1%
Ohio........................................................      10            1%
Wisconsin...................................................      10            1%
Other states (less than 10 properties)......................     102           11%
                                                                 ---          ---
          Total core business properties....................     934          100%
                                                                 ===          ===

     The Company intends to continue to acquire properties affiliated with major national brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R) and Schlotzsky's(R) and regional brands such as Grandy's(R) and Taco Cabana(R), operated by competent, financially-stable multi-unit restaurant operators. The Company believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company believes its income stream is further protected through the increasing diversification of the Properties by brand affiliation. Since existing management assumed control of the Company in May 1994, the Company has significantly expanded the number of its brand affiliations. Of the 811 Properties (net of dispositions) acquired since May 1994, only 78 are Burger King(R) restaurants and the balance are affiliated with other national and regional chain restaurants.

     The following table contains information by brand regarding the Properties owned by the Company as of December 31, 1999.

                                                                NUMBER
                                                                  OF       PERCENT OF
BRAND NAME                                                    PROPERTIES     TOTAL
----------                                                    ----------   ----------
Burger King.................................................     201           21%
Arby's......................................................      80            9%
Fina........................................................      53            6%
Dairy Queen.................................................      41            4%
Arco........................................................      36            4%
Conoco......................................................      34            4%
Grandy's....................................................      30            3%
Schlotzsky's................................................      28            3%
Gant........................................................      27            3%
Hardee's....................................................      26            3%
Kettle......................................................      24            3%
Popeye's....................................................      24            3%
El Chico....................................................      22            2%
Pizza Hut...................................................      21            2%
Spaghetti Warehouse.........................................      20            2%
Bruegger's Bagel............................................      17            2%
Taco Cabana.................................................      13            1%
Applebee's..................................................      12            1%
Clark Oil...................................................      12            1%
Phillip 66..................................................      10            1%
Other brands (less than 10 properties)......................     203           22%
                                                                 ---          ---
          Total core business properties....................     934          100%
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

     There were no matters submitted to stockholders in the quarter ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol "USV". The high and low sales prices of the shares and the distributions paid during each calendar quarter of 1998 and 1999, and through March 15, 2000 are set forth below:

                                                            MARKET PRICE            DIVIDENDS AND
                                                   ------------------------------   DISTRIBUTIONS
                                                     HIGH       LOW       CLOSE         PAID
                                                   --------   --------   --------   -------------
1998
First Quarter....................................  $28.2500   $23.6875   $27.3750      $0.3700
Second Quarter...................................   30.1250    26.8125    27.0625       0.3850
Third Quarter....................................   29.2500    23.1250    25.4375       0.4000
Fourth Quarter...................................   25.8125    21.8125    24.3125       0.4175
                                                                                       -------
                                                                                       $1.5725
1999
First Quarter....................................  $24.6250   $17.7500   $19.3125      $0.4300
Second Quarter...................................   22.4375    18.2500    21.2500       0.4425
Third Quarter....................................   21.1875    15.6875    19.0000       0.4550
Fourth Quarter...................................   19.0000    14.0625    14.3125       0.4625
                                                                                       -------
                                                                                       $1.7900
2000
First Quarter (Through March 15).................  $16.6250   $12.3125   $ 12.875      $0.4650

     As of March 15, 2000, the Common Stock was held by 1,767 stockholders of record. The Company makes quarterly distributions in the form of dividends to common stockholders and distributions to holders of Operating Partnership units. As a REIT, the Company is required to distribute 95% of taxable income to shareholders in the form of dividends. Of the $1.7900 per share distributed in 1999, $0.3570, or 20%, represented ordinary dividend income, and $1.4330, or 80%, represented return of capital.

ITEM 6. SELECTED FINANCIAL DATA

     The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                                                                             YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------
                                                                1995       1996        1997        1998        1999
                                                              --------   ---------   ---------   ---------   --------
                                                              IN THOUSANDS, (EXCEPT PER UNIT/SHARE AND PROPERTY DATA)
STATEMENT OF OPERATIONS:
Revenues(4)
  Rental income.............................................  $  6,396   $  14,555   $  30,788   $  51,832   $ 72,002
  Interest income...........................................        70         194       1,091       2,855      6,747
  Amortization of unearned income on direct financing
    leases..................................................     2,240       1,978       1,568       1,174        868
                                                              --------   ---------   ---------   ---------   --------
        Total Revenues......................................     8,706      16,727      33,447      55,861     79,617
Expenses:
  Rent(4)...................................................       261         289         351         489        653
  Depreciation and amortization.............................     1,541       3,978       9,415      15,753     23,682
  General and administrative................................     1,419       2,299       3,590       4,793     19,602
  Interest expense..........................................       262       2,720      10,011      16,689     29,410
  REIT Conversion Costs.....................................        --          --         920          --         --
  Termination of management contract........................        --          --      19,220      12,047       (239)
  Equity in net loss (income) of affiliates.................        --          --          --         317        (13)
  Impairment of long-lived assets...........................        --          --          --         127      5,000
                                                              --------   ---------   ---------   ---------   --------
        Total expenses......................................     3,483       9,286      43,507      50,215     78,095
Gain (loss) on sale of property.............................        --          32         869         403       (165)
Minority interest in operating partnership..................        --          --        (202)         58       (567)
Loss on early extinguishment of debt........................        --          --          --        (190)        --
                                                              --------   ---------   ---------   ---------   --------
        Net income (loss)...................................  $  5,223   $   7,473   $  (9,393)  $   5,917   $    790
                                                              ========   =========   =========   =========   ========
Net income (loss) allocable to
  Unitholders/Shareholders(1)...............................  $  5,119   $   7,325   $ (10,261)  $  (1,185)  $ (6,312)
Weighted average units/shares outstanding(2):
  Basic.....................................................     6,957       8,984      11,693      13,325     14,863
  Diluted...................................................     7,015       9,190      11,693      13,325     14,863
Earnings (loss) per unit/share(2):
  Basic.....................................................  $   0.74   $    0.82   $   (0.88)  $   (0.09)  $  (0.42)
  Diluted...................................................      0.73        0.80       (0.88)      (0.09)     (0.42)
Dividends/distributions per unit/share(2)...................  $   1.14   $    1.25   $    1.38   $    1.57   $   1.79
BALANCE SHEET DATA:
Total assets................................................  $ 71,483   $ 177,418   $ 359,149   $ 604,169   $702,591
Line of credit and long-term debt...........................    10,931      69,486     129,196     342,112    396,622
Capitalized lease obligations...............................       563         362         170          63         17
General partners' capital...................................     1,241       1,163         N/A         N/A        N/A
Limited partners' capital...................................    58,071     103,120         N/A         N/A        N/A
Stockholders' equity........................................       N/A         N/A     205,412     209,775    194,164
Minority interest...........................................       N/A         N/A      19,536      29,567     81,685
OTHER DATA:
Funds From Operations (FFO)(3)..............................  $  8,314   $  13,111   $   1,068   $  18,639   $ 24,852
Cash flow from operating activities.........................     9,288      13,852      19,334      41,002     33,962
Cash flow used in investing activities......................   (12,039)   (100,978)   (174,040)   (246,488)   (99,044)
Cash flow from financing activities.........................     2,077      87,500     155,429     206,239     72,920
Number of properties........................................       139         322         591         854        934

---------------

(1) Prior to October 15, 1997 the Company operated in the form of a master limited partnership. Amounts shown for years prior to 1997 reflect net income allocable to partnership unitholders, net income per partnership unit, and cash distributions declared per partnership unit.
(2) Weighted average number of units/shares outstanding, dividends/distributions per unit/share and earnings (loss) per unit/share have been adjusted to reflect the three-for-two split of the Common Stock.
(3) The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT"), which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO (basic) is computed as net income (loss) available to common stockholders (computed in accordance with GAAP), plus real estate-related depreciation and amortization but excluding the effects of direct financing leases, minority interest, unusual charges and gains (or losses) from debt restructuring and sales of property, and the effect of unearned contingent rent. The Company believes FFO enhances and is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.
(4) Reflects the reclassification in prior years of amounts previously reported as rent expense to a reduction of rent income for those properties with leases that require the operator to be responsible for the payment of ground rents.

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The Company derives its revenue from the leasing of its Properties to operators (primarily restaurants and service stations) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance. A majority of the Company's leases provide for base rent plus a percentage of the restaurant's sales in excess of a threshold amount. As a result, a portion of the Company's revenues is a function of the number of restaurants in operation and their level of sales. Sales at individual restaurants are influenced by local market conditions, by the efforts of specific restaurant operators, by marketing, by new product programs, support by the franchisor and by the general state of the economy.

     On October 15, 1997 the Company changed its form of business from a master limited partnership to a REIT. U.S. Restaurant Properties, Inc. became the successor entity to U.S. Restaurant Properties Master L.P. The results of operations for the period October 15, 1997 to December 31, 1997 and for the year ended December 31, 1998 and 1999 are presented as the continuation of the operations of the predecessor entity.

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

  Comparison of the twelve months ended December 31, 1999 to the twelve months ended December 31, 1998

     The Company owned 934 properties prior to January 1, 2000. The Company acquired 80 properties (net of dispositions) from January 1, 1999 to December 31, 1999, the operations of which are included in the periods presented from their respective dates of acquisition.

     Revenues, including income earned on direct financing leases, in the twelve months ended December 31, 1999 totaled $79,617,000, an increase of 43% when compared to the twelve months ended December 31, 1998. The increase was due primarily to increases in the number of properties owned during this period as compared to the same period in 1998. Through December 31, 1999, approximately 8% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales).

     Also included in revenues is interest income relating to secured notes and mortgages receivable from tenants and related parties and from investments in financial instruments. Interest income was $6,747,000 for the twelve months ended December 31, 1999, an increase of 136%. The increase over 1998 resulted primarily from the effect of the increase in mortgage loan receivables during 1998 that were producing revenue for the full year during 1999. Additionally, the Company recorded unrealized and realized gains from the sales of investments of $1,047,000 in interest income for the year ended December 31, 1999.

     Rent expense for the twelve months ended December 31, 1999 totaled $653,000, an increase of 34% when compared to the twelve months ended December 31, 1998. Depreciation and amortization expenses in the twelve months ended December 31, 1999 totaled $23,682,000, an increase of 50% when compared to the twelve months ended December 31, 1998. The increase in rent expense and depreciation and amortization expenses directly relate to the property acquisitions during 1999 and 1998.

     General and administrative expenses for the twelve months ended December 31, 1999 totaled $19,602,000, an increase of 309% when compared to the twelve months ended December 31, 1998. The increase resulted in part from the $7,024,000 write down of notes receivable from the Company's largest service station business. Also included in general and administrative expenses were $750,000 of charges relating to the resignation of Robert Stetson as President and CEO, an increase in bad debt reserves of $3,476,000 that resulted from the resolution of other tenant related credit issues as well as the increase in the number of properties managed, and costs associated with increased infrastructure, including additional employees required by the Company to manage and maintain the Company's rate of growth. The $7,024,000 charge relates to loans made by the Company to its tenant operating 27 service stations. As a result of a deterioration in 1999 in the margins received on the sale of gasoline at these service stations, the lessee was not able to make all of their scheduled loan and rental payments. In the third quarter of 1999, the Company agreed to a reduction of rent from the tenant and began recognizing rent and interest income on a cash basis. During the fourth quarter, as a result of continued financial problems, the Company wrote down the notes receivable from this tenant by $7,024,000 based on the Company's evaluation of the collateral value. Prior to the write-down, the Company's total investment relating to this tenant consisted of approximately $9,853,000 in notes receivable and $31,728,000 in real estate property. The Company evaluated the real estate property and determined that no impairment reserve was necessary at this time.

     Interest expense for the twelve months ended December 31, 1999 totaled $29,410,000, an increase of 76%, when compared to the twelve months ended December 31, 1998. The increase in interest expense directly relates to the additional debt associated with the property acquisitions during 1999 and 1998.

     A non-cash reduction to expense of $239,000 relating to the termination of the management contract with QSV was recorded for the year ended December 31, 1999. This credit represents the market value, based on the market value of a share of the Company's Common Stock at December 31, 1999, of 825,000 contingent Operating Partnership units or shares of the Company's Common Stock which had been earned by QSV at December 31, 1999 under the terms of the terminated management contract, less amounts previously recorded on 495,509 units as of December 31, 1998. A total of not more than 825,000 shares of Common Stock of the Company or their equivalent in Operating Partnership Units will be issued to QSV if certain earnings targets are met for the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These Operating Partnership Units or shares of the Company's Common Stock have not been issued and will not participate in any income (loss) or receive any distributions from the Operating Partnership or Company until they have been earned and issued in 2001.

     Equity in net income of affiliates of $13,000 for the twelve months ended December 31, 1999 relates to the Company's share of net income from its investments in other entities in which the Company holds a minority interest.

     The non-cash charge for impairment of long-lived assets of $5,000,000 for the twelve months ended December 31, 1999 relates primarily to 34 service station properties located in Georgia and the Company's intention to sell these properties for an estimated realizable value that is below the book value of these properties, plus an amount resulting from the Company's routine review of the carrying value of real estate, direct financing leases and intangibles.

     During the fourth quarter of 1999, the Company became aware that the lessee of the Georgia service stations was having financial difficulty. As a result, subsequent to year end, the Company issued a standby letter of credit in the amount of $750,000 against which the beneficiary may present drafts if the current tenant defaults on the payment terms for the purchase of gasoline. In addition, the Company began working with the tenant and entered into a memorandum of understanding. Under the agreement, the Company has several options as it relates to the properties, including the potential sale of the properties. Based upon this, the Company has evaluated the amount for which it could sell the properties and has recorded the required impairment reserve of $5,000,000.

     Loss on sale of properties of $165,000 in 1999 related primarily to the sale of 23 properties for cash of approximately $11,407,000 net of closing costs. In addition, three properties were sold for notes receivable of $2,941,000 from which the Company recorded a deferred gain on sale of $170,000.

     Minority interest in net income of the Operating Partnership of ($567,000) for 1999 represented income allocated to Operating Partnership units held by QSV and other minority interest holders and preferred partnership interests issued by a consolidated subsidiary of the Operating Partnership. Under the partnership agreement, the preferred interest holder earns an 8.5% preference distribution for its investment. Income is allocated to the preferred interest holder in an amount sufficient to cover the 8.5% preferred distribution. All other income is allocated to the Company as general partner of the partnership.

  Comparison of the twelve months ended December 31, 1998 to the twelve months ended December 31, 1997

     The Company owned 591 properties prior to January 1, 1998. The Company acquired 286 properties from January 1, 1998 to December 31, 1998, the operations of which are included in the periods presented from their respective dates of acquisition.

     Revenues, including income earned on direct financing leases, in the twelve months ended December 31, 1998 totaled $55,861,000, an increase of 67% when compared to the twelve months ended December 31, 1997. The increase was due primarily to increases in the number of properties owned during this period as compared to the same period in 1997. Through December 31, 1998, approximately 10% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), down from 17% for the year ended December 31, 1997. Percentage rents for 1998 would have been approximately 12% of the Company's rental revenues before adjustment for the impact of EITF 98-9. Thus, during the twelve months ended December 31, 1998, the impact of fluctuations in restaurant sales had a diminishing impact on total rental revenues.

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

     Rent expense for the twelve months ended December 31, 1998 totaled $489,000, an increase of 39% when compared to the twelve months ended December 31, 1997. Depreciation and amortization expenses in the twelve months ended December 31, 1998 totaled $15,753,000, an increase of 67% when compared to the twelve months ended December 31, 1997. The increase in rent expense and depreciation and amortization expenses directly relate to the property acquisitions during 1998 and 1997.

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

     Interest expense for the twelve months ended December 31, 1998 totaled $16,689,000, an increase of 67%, when compared to the twelve months ended December 31, 1997. The increase in interest expense directly relates to the additional debt associated with the property acquisitions during 1998 and 1997.

     A non-cash accounting charge of $12,047,000 relating to the termination of the management contract with QSV was recorded for the year ended December 31, 1998. This charge represents the market value of 495,509 contingent Operating Partnership Units or shares of the Company's Common Stock at December 31, 1999, which would be earned by QSV at that date under the terms of the terminated management contract. A total of not more than 825,000 shares of Common Stock of the Company or their equivalent in Operating Partnership Units will be issued to QSV if certain earnings targets are met for the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These Operating Partnership Units or shares of Common Stock have not been issued, and will not participate in any income (loss) or receive any distributions from the Operating Partnership or the Company until they have been earned and issued in 2001.

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

     The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating needs is used to pay dividends and reduce amounts outstanding under the Company's credit agreements. As of December 31, 1999, the Company has non-binding contracts for acquisitions of approximately $12 million. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. Thus the Company is generally not required to expend funds for remodels and renovation. However, the Company expects to spend approximately $1 million a year to renovate and remodel currently owned properties. At December 31, 1999, the Company had 15 properties in various stages of development. As of December 31, 1999, the Company had commitments of approximately $11,781,000 representing construction contract costs not yet incurred.

     During 1999, the Company paid dividends of $1.79 per share, or an aggregate of $28,805,000 to common stockholders and minority interests. The Company also paid an aggregate of $1,106,000 to holders of 8.5% preferred partnership interests in a subsidiary of the Company. In addition, the Company paid dividends of $1.93 per share, or an aggregate of $7,102,000 to holders of the Company's Preferred Stock. On March 15, 2000, the Company paid a dividend of $0.465 per share to common stockholders and minority interests and $0.4825 per share to preferred stockholders. In addition, on February 22, 2000, the Company declared a dividend of $0.465 per share to common stockholders and minority interests and $0.4825 per share to preferred stockholders to be paid on June 15, 2000 to stockholders of record as of June 1, 2000.

     On April 12, 1999, the OP entered into an unsecured credit agreement with Credit Lyonnais ("CLNY Agreement") under which the OP could borrow up to a maximum of $50 million on or before July 9, 1999. As of December 31, 1999, the Company has borrowed the total $50 million under the CLNY Agreement. The note provides that borrowings bear interest at the then current LIBOR plus a margin spread ranging from 2.00% to 2.75%, dependent on a leverage ratio formula, and matures on April 11, 2002. At December 31, 1999 the margin spread was 2.75% which resulted in an effective interest rate of 8.19%.

     On January 17, 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of December 31, 1999, the Company has approximately $7 million available under the unsecured line of credit. The Company may request advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest at LIBOR plus a margin spread which was 1.35% per annum at December 31, 1999 for an effective interest rate of 7.81%. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999 upon execution of the credit agreement with Credit Lyonnais. Under the terms of the Assignment and Acceptance the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

     On October 5, 1999, a subsidiary of the Company issued $55 million of preferred partnership interests with priority distribution rights of 8.5% per annum. The proceeds from the sale of the units were used primarily to repay debt and to reduce borrowings under the Company's line of credit. Approximately

$17 million of the proceeds were placed in an escrow account for use in future acquisitions on a tax-deferred property exchange basis.

     The Company's long-term capital needs include the refinancing of various debt facilities. Lines of credit and notes payable principal debt maturities for the next five years at December 31, 1999 are as follows (in thousands):

2000......................................................  $ 12,529
2001......................................................   147,117
2002......................................................    77,534
2003......................................................    47,536
2004......................................................        39
Later.....................................................   111,867
                                                            --------
          Total...........................................  $396,622
                                                            ========

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

     The following table sets forth, for the years ended December 31, 1997, 1998 and 1999, the calculation of FFO on a diluted basis. Net income (loss) allocable to common stockholders, which is used in calculating FFO, includes a non-cash accounting credit of $239,000 for 1999 and a charge of $12,047,000 and $19,220,000 for 1998 and 1997, respectively, which relates to the contingent OP units or shares of Common Stock that would have been earned by QSV under the provisions of the 1997 management contract termination agreement. The 1997 charge relates to actual OP units issued to QSV under the provisions of the 1997 management contract termination agreement.

                                                           1997      1998      1999
                                                         --------   -------   -------
                                                            (AMOUNTS IN THOUSANDS)
Net income (loss) allocable to Common Stock/unit
  holders..............................................  $(10,261)  $(1,185)  $(6,312)
Direct financing lease payments........................     2,286     2,250     1,820
Capital lease principal payments.......................      (169)     (107)      (58)
Depreciation and amortization..........................     9,415    15,677    23,589
Loss (gain) on sale of property........................      (869)     (403)      165
REIT conversion costs..................................       920        --        --
Loss on early extinguishment of debt...................        --       190        --
Non-cash impairment of long-lived assets...............        --       127     5,000
Effect of unearned contingent rent(1)..................        --     2,148        81
Less adjustments allocable to minority interests.......      (254)   (1,553)   (2,274)
                                                         --------   -------   -------
          FFO -- Basic.................................  $  1,068   $17,144   $22,011
Income (loss) allocable to minority interest...........        --       (58)      567
Adjustments allocable to minority interest.............        --     1,553     2,274
                                                         --------   -------   -------
          FFO -- Diluted(2)............................  $  1,068   $18,639   $24,852
                                                         ========   =======   =======
Weighted average shares outstanding -- Basic...........    11,693    13,325    14,863
Dilutive effect of OP units............................        --     1,151     1,219
Dilutive effect of contingent OP units.................        --       496       825
Dilutive effect of options.............................       232       164        42
Dilutive effect of Guaranteed Stock....................         8         1       100
                                                         --------   -------   -------
          Total(2).....................................    11,933    15,137    17,049
                                                         ========   =======   =======

---------------

(1) Net income (loss) for 1999 and 1998 reflects the implementation of EITF Issue 98-9 effective May 21, 1998 (which was confirmed by SAB No. 101 in December 1999). The adjustment represents a deferral of contingent revenue to future periods for which cash has been received. Since FFO is intended as a supplementary measure of operating performance, the impact of adoption of EITF Issue 98-9 has been added back to the net loss in arriving at FFO.

(2) For the twelve month periods ended December 31, 1997, 1998 and 1999 preferred stock is antidilutive. For the twelve month period ended December 31, 1997, OP units are antidilutive.

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

NEW ACCOUNTING PRONOUNCEMENTS

     In 1998, SFAS No. 133, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" was issued. This standard establishes new accounting and reporting standards for derivative financial instruments and must be adopted no later than January 1, 2001. The Company is currently evaluating the effect of this standard and does not expect it to have a material effect on its results of operations, financial position or cash flows.

YEAR 2000 SYSTEMS CONVERSION

     The Company experienced no material adverse affects relating to the change to the calendar year 2000.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

     The fair value of the Company's investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest denominated instruments. However the Company's investment portfolio of $2.5 million is relatively small, and changes in value relating to market risks would not significantly impact the Company's operations. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

     An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. At December 31, 1999 there was $197,000,000 of variable rate debt outstanding on these facilities. These facilities are priced with a floating interest rate based on LIBOR plus a margin of between 135 and 275 basis points. The Company has no interest rate swap or other hedging agreements relating to these facilities. These facilities represent approximately 50% of the Company's outstanding long term debt. A 10% increase or decrease in interest rates would result in an increase or decrease in interest charges relating to these facilities of approximately $1.6 million for a full year. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

     The Company has on occasion issued shares of Common Stock or Operating Partnership Units in exchange for property, and has guaranteed a minimum value for those shares/units. Should the market value of the Common Stock not reach the guaranteed value by a specified date (usually two or three years after issue), then the Company may be obligated to issue additional shares/units under the guarantee agreements. At December 31, 1999 there were 23,725 shares of Common Stock and 146,169 Operating Partnership Units with guaranteed market prices of between $26.18 and $30.00 per share/unit. The dilutive equivalent of these guarantees at the end of 1999 represented an additional 100,438 shares.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information and supplementary data begin on page F-1 of this Annual Report on Form 10-K. Such information is incorporated by reference into this Item 8.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

     For a list of the consolidated financial statements of the Registrant filed as part of this Annual Report on Form 10-K, see page F-1, herein.

  (a)(2) Financial Statement Schedules

     Schedule III Real Estate and Accumulated Depreciation.

     All other schedules have been omitted because the required information of such other schedules is not present, is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

  (b) Reports on Form 8-K

     A report on Form 8-K dated July 2, 1999 was filed with the Securities and Exchange Commission on July 6, 1999 reporting information regarding the acquisition of 71 properties.

     A report on Form 8-K dated July 6, 1999 was filed with the Securities and Exchange Commission on July 7, 1999 incorporating by reference exhibits into
Part II of the Company's registration statement on Form S-3 (Registration No. 333-34263).

  (c) Exhibits

     The Exhibits filed as part of this Annual Report on Form 10-K are submitted as a separate section.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            U.S. RESTAURANT PROPERTIES, INC.

                                            By:    /s/ FRED H. MARGOLIN
                                              ----------------------------------
                                                       Fred H. Margolin
                                                   Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S. Restaurant Properties, Inc. and in the capacities and on the dates indicated.

SIGNATURES                                                           TITLE                        DATE
----------                                                           -----                        ----
                /s/ FRED H. MARGOLIN                   Chairman of the Board of             March 30, 2000
-----------------------------------------------------  Directors, Chief Executive Officer
                  Fred H. Margolin                     and Director (Principal Executive
                                                       Officer)

                /s/ MICHAEL D. WARREN                  Director of Finance (Principal       March 30, 2000
-----------------------------------------------------  Accounting Officer)
                  Michael D. Warren

                /s/ ROBERT J. STETSON                  Director                             March 30, 2000
-----------------------------------------------------
                  Robert J. Stetson

                /s/ GERALD H. GRAHAM                   Director                             March 30, 2000
-----------------------------------------------------
                  Gerald H. Graham

                 /s/ DAVID K. ROLPH                    Director                             March 30, 2000
-----------------------------------------------------
                   David K. Rolph

                 /s/ DARREL L. ROLPH                   Director                             March 30, 2000
-----------------------------------------------------
                   Darrel L. Rolph

                 /s/ EUGENE G. TAPER                   Director                             March 30, 2000
-----------------------------------------------------
                   Eugene G.Taper

                       This page intentionally left blank

                         INDEX TO FINANCIAL STATEMENTS

U.S. RESTAURANT PROPERTIES, INC
CONSOLIDATED FINANCIAL STATEMENTS
  Independent Auditors' Report..............................   F-2
  Consolidated Balance Sheets as of December 31, 1999 and
     1998...................................................   F-3
  Consolidated Statements of Operations for the years ended
     December 31, 1999, 1998 and 1997.......................   F-4
  Consolidated Statements of Comprehensive Operations for
     the years ended December 31, 1999, 1998 and 1997.......   F-5
  Consolidated Statements of Stockholders' Equity and
     Partners' Capital for the years ended December 31,
     1999, 1998 and 1997....................................   F-6
  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997.......................   F-7
  Notes to Consolidated Financial Statements................   F-9

     The following financial statement supplementary schedule of the Registrant and its subsidiaries required to be included in Item 14(a)(2) is listed below:

Schedule III -- Real Estate and Accumulated Depreciation....   S-1

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.

     We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties, Inc. and its subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and partners' capital and cash flows for each of the three years in the period ended December 31, 1999. Our audit for the year ended December 31, 1999 also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Restaurant Properties, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for contingent rents effective May 21, 1998 to comply with the consensus reached by the Emerging Issues Task Force in Issue 98-9.

                                            DELOITTE & TOUCHE LLP

Dallas, Texas
March 30, 2000

                        U.S. RESTAURANT PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1999          1998
                                                              --------      --------
                                                              (IN THOUSANDS, EXCEPT
                                                                PER SHARE AMOUNTS)
                                       ASSETS

Property, at cost
  Land......................................................  $210,976      $172,155
  Building and leasehold improvements.......................   410,010       342,686
  Machinery and equipment...................................    13,535         8,057
                                                              --------      --------
                                                               634,521       522,898
  Less: accumulated depreciation............................   (49,381)      (27,938)
                                                              --------      --------
                                                               585,140       494,960
Construction in progress....................................    26,699        30,713
Cash and cash equivalents...................................     9,695         1,857
Restricted cash and marketable securities...................    13,794           700
Rent and other receivables, net (includes $308 and $1,962
  due from related parties in 1999 and 1998,
  respectively).............................................    10,048        10,817
Prepaid expenses and purchase deposits......................     1,485        10,091
Investments.................................................     2,538         3,057
Notes receivable, net (includes $2,186 and $2,300 due from
  related parties in 1999 and 1998,
  respectively).............................................    12,240         8,225
Mortgage loans receivable...................................    24,677        23,275
Net investment in direct financing leases...................     6,041         9,678
Intangibles and other assets, net...........................    10,234        10,796
                                                              --------      --------
        Total assets........................................  $702,591      $604,169
                                                              ========      ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities....................  $ 17,743      $ 11,492
Accrued dividends and distributions.........................     9,619         8,456
Unearned contingent rent....................................     2,229         2,148
Deferred gain on sale of property...........................       512           556
Lines of credit.............................................   147,086       136,000
Notes payable...............................................   248,500       205,050
Mortgage note payable.......................................     1,036         1,062
Capitalized lease obligations...............................        17            63
                                                              --------      --------
        Total liabilities...................................   426,742       364,827
Commitments and contingencies (Notes 8, 9 and 11)
Minority interest in operating partnerships.................    81,685        29,567
Stockholders' equity
Preferred stock, $.001 par value per share; 50,000 shares
  authorized, Series A -- 3,680 shares issued and
  outstanding at December 31, 1999 and 1998 (aggregate
  liquidation value of $92,000).............................         4             4
Common stock, $.001 par value per share; 100,000 shares
  authorized, 15,405 and 14,372 shares issued and
  outstanding at December 31, 1999 and 1998, respectively...        15            14
Additional paid-in capital..................................   281,420       262,024
Excess stock, $.001 par value per share 15,000 shares
  authorized, no shares issued
Accumulated other comprehensive loss........................    (1,829)         (797)
Distributions in excess of net income.......................   (85,446)      (51,470)
                                                              --------      --------
        Total stockholders' equity..........................   194,164       209,775
                                                              --------      --------
        Total liabilities and stockholders' equity..........  $702,591      $604,169
                                                              ========      ========

                See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                     YEAR ENDED DECEMBER 31,
                                                              -------------------------------------
                                                                 1999         1998         1997
                                                              ----------   ----------   -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE DATA)
Revenues:
  Rental income.............................................   $72,002      $51,832      $ 30,788
  Interest and investment income............................     6,747        2,855         1,091
  Amortization of unearned income on direct financing
     leases.................................................       868        1,174         1,568
                                                               -------      -------      --------
          Total revenues....................................    79,617       55,861        33,447
Expenses:
  Rent......................................................       653          489           351
  Depreciation and amortization.............................    23,682       15,753         9,415
  General and administrative................................    19,602        4,793         3,590
  Interest expense..........................................    29,410       16,689        10,011
  REIT conversions costs....................................        --           --           920
  Termination of management contract........................      (239)      12,047        19,220
  Equity in net loss (income) of affiliates.................       (13)         317            --
  Impairment of long lived assets...........................     5,000          127            --
                                                               -------      -------      --------
          Total expenses....................................    78,095       50,215        43,507
                                                               -------      -------      --------
Income (loss) before gain on sale of property and minority
  interest..................................................     1,522        5,646       (10,060)
Gain (loss) on sale of property.............................      (165)         403           869
                                                               -------      -------      --------
Income (loss) before minority interest and extraordinary
  item......................................................     1,357        6,049        (9,191)
Minority interest in operating partnership..................      (567)          58          (202)
                                                               -------      -------      --------
Income (loss) before extraordinary item.....................       790        6,107        (9,393)
Loss on early extinguishment of debt........................        --         (190)           --
                                                               -------      -------      --------
          Net income (loss).................................       790        5,917        (9,393)
Dividends on preferred stock/General Partner interest.......    (7,102)      (7,102)         (868)
                                                               -------      -------      --------
          Net loss allocable to common stockholders.........   $(6,312)     $(1,185)     $(10,261)
                                                               =======      =======      ========
Net loss per share -- basic and diluted.....................   $ (0.42)     $ (0.09)     $  (0.88)
Weighted average shares outstanding -- basic and diluted....    14,863       13,325        11,693

       See Note 2 for Pro Forma Effect of Change in Accounting Principle.

                See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.

              CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1999      1998     1997
                                                              -------   ------   -------
                                                                    (IN THOUSANDS)
Net income (loss)...........................................  $   790   $5,917   $(9,393)
  Other comprehensive loss -- unrealized loss on
     investments............................................   (1,032)    (797)       --
                                                              -------   ------   -------
Comprehensive income (loss).................................  $  (242)  $5,120   $(9,393)
                                                              =======   ======   =======

                        U.S. RESTAURANT PROPERTIES, INC.

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND PARTNERS' CAPITAL
                FOR YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                       PREFERRED
                                                                         STOCK         COMMON STOCK
                                                                     --------------   --------------
                                              GENERAL     LIMITED              PAR              PAR
                                    UNITS     PARTNERS   PARTNERS    SHARES   VALUE   SHARES   VALUE
                                   --------   --------   ---------   ------   -----   ------   -----
                                                            (IN THOUSANDS)
Balance at January 1, 1997.......    10,341    $1,163    $ 103,120
 Net income for the period
   January 1 through October 15,
   1997..........................                 135        6,678
 Units issued for property.......       681                 13,796
 Proceeds from units issued in
   private placements............     1,435                 25,000
 Proceeds from exercised unit
   options.......................        75                    775
Distributions....................                (240)     (11,776)
                                   --------    ------    ---------   -----     --     ------    ---
Balance before REIT conversion...    12,532     1,058      137,593      --     --         --     --
 Conversion to REIT..............   (12,532)   (1,058)    (137,593)                   12,658    $13
 Sale of preferred stock.........                                    3,680      4
 Proceeds from exercised stock
   options.......................                                                         40
 Net loss for the period October
   16 through December 31,
   1997..........................
 Distributions...................
                                   --------    ------    ---------   -----     --     ------    ---
Balance at December 31, 1997.....        --        --           --   3,680      4     12,698     13
 Proceeds from exercised stock
   options.......................                                                        300
 Proceeds from sale of common
   stock.........................                                                      1,359      1
 Stock issued for "equity
   ownership interest in another
   entity".......................                                                         24
 Stock issued for property.......                                                         25
 Common stock repurchased and
   retired.......................                                                        (34)
 Other comprehensive loss........
 Net income......................
 Distributions on preferred
   stock.........................
 Distributions on common stock...
 Common and preferred stock
   distributions declared........
                                   --------    ------    ---------   -----     --     ------    ---
Balance at December 31, 1998.....        --        --           --   3,680      4     14,372     14
 Proceeds from exercised stock
   options.......................                                                         25     --
 Proceeds from sale of common
   stock.........................                                                      1,010      1
 Stock issued for property.......                                                        105     --
 Common stock repurchased and
   retired.......................                                                       (107)    --
 Other comprehensive loss........
 Net income......................
 Distributions on preferred
   stock.........................
 Distributions on common stock
   and distributions declared....
                                   --------    ------    ---------   -----     --     ------    ---
Balance at December 31, 1999.....  $     --    $   --    $      --   3,680     $4     15,405    $15
                                   ========    ======    =========   =====     ==     ======    ===


                                                                 ACCUMULATED
                                   ADDITIONAL   DISTRIBUTIONS       OTHER
                                    PAID-IN     IN EXCESS OF    COMPREHENSIVE
                                    CAPITAL      NET INCOME         LOSS         TOTAL
                                   ----------   -------------   -------------   --------
                                                      (IN THOUSANDS)
Balance at January 1, 1997.......                                               $104,283
 Net income for the period
   January 1 through October 15,
   1997..........................                                                  6,813
 Units issued for property.......                                                 13,796
 Proceeds from units issued in
   private placements............                                                 25,000
 Proceeds from exercised unit
   options.......................                                                    775
Distributions....................                                                (12,016)
                                    --------      --------         -------      --------
Balance before REIT conversion...         --            --              --       138,651
 Conversion to REIT..............   $138,109                                        (529)
 Sale of preferred stock.........     87,618                                      87,622
 Proceeds from exercised stock
   options.......................        413                                         413
 Net loss for the period October
   16 through December 31,
   1997..........................                  (16,206)                      (16,206)
 Distributions...................                   (4,539)                       (4,539)
                                    --------      --------         -------      --------
Balance at December 31, 1997.....    226,140       (20,745)             --       205,412
 Proceeds from exercised stock
   options.......................      3,099                                       3,099
 Proceeds from sale of common
   stock.........................     32,406                                      32,407
 Stock issued for "equity
   ownership interest in another
   entity".......................        621                                         621
 Stock issued for property.......        600                                         600
 Common stock repurchased and
   retired.......................       (842)                                       (842)
 Other comprehensive loss........                                     (797)         (797)
 Net income......................                    5,917                         5,917
 Distributions on preferred
   stock.........................                   (7,675)                       (7,675)
 Distributions on common stock...                  (21,011)                      (21,011)
 Common and preferred stock
   distributions declared........                   (7,956)                       (7,956)
                                    --------      --------         -------      --------
Balance at December 31, 1998.....    262,024       (51,470)           (797)      209,775
 Proceeds from exercised stock
   options.......................        257                                         257
 Proceeds from sale of common
   stock.........................     20,474                                      20,475
 Stock issued for property.......        599                                         599
 Common stock repurchased and
   retired.......................     (1,934)                                     (1,934)
 Other comprehensive loss........                                   (1,032)       (1,032)
 Net income......................                      790                           790
 Distributions on preferred
   stock.........................                   (7,102)                       (7,102)
 Distributions on common stock
   and distributions declared....                  (27,664)                      (27,664)
                                    --------      --------         -------      --------
Balance at December 31, 1999.....   $281,420      $(85,446)        $(1,829)     $194,164
                                    ========      ========         =======      ========

                See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOW

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).........................................  $     790   $   5,917   $  (9,393)
Adjustments to reconcile net income (loss) to net cash
  from operating activities:
  Depreciation and amortization...........................     23,682      15,753       9,415
  Amortization of deferred financing costs................      1,219         666         385
  Impairment of long-lived assets.........................      5,000         127          --
  Write-off and increase in reserves on receivables.......      8,349          --          --
  Non-cash interest income................................       (549)       (136)         --
  Unrealized gain on trading securities...................     (1,047)         --          --
  Equity in (income) loss of affiliates...................        (13)        317          --
  Minority interest in operating partnership..............        567         (58)        202
  Loss (gain) on sale of property.........................        165        (403)       (869)
  Loss on early extinguishment of debt....................         --         190          --
  Termination of management contract......................       (239)     12,047      19,220
  Distributions received on investments...................        278         470          --
  Increase in restricted cash.............................    (13,094)       (700)         --
  Increase in rent and other receivables, net.............        669      (5,463)     (2,365)
  Increase in prepaid expenses............................        (17)        708      (1,043)
  Reduction in net investment in direct financing
     leases...............................................      1,867       2,172       2,286
  Increase in accounts payable and accrued liabilities....      6,254       7,247       1,496
  Increase in unearned contingent rent....................         81       2,148          --
                                                            ---------   ---------   ---------
                                                               33,172      35,085      28,727
                                                            ---------   ---------   ---------
          Cash provided by operating activities...........     33,962      41,002      19,334
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from sale of property and equipment............     11,407       6,679       4,107
  Purchase of property....................................   (103,484)   (202,967)   (166,123)
  Purchase of machinery and equipment.....................     (5,635)     (3,467)     (1,569)
  Purchase deposits (paid) used...........................      8,621      (8,308)        387
  Purchase of investments.................................       (699)     (3,393)        (23)
  Proceeds from sale of investments.......................        378          --          --
  Increase in mortgage loans receivable...................     (1,258)    (18,450)     (6,000)
  Reduction of mortgage loans receivable principal........      1,852         653          53
  Increase in notes receivable............................    (14,630)    (18,227)     (5,072)
  Reduction of notes receivable principal.................      4,404         992         200
                                                            ---------   ---------   ---------
          Cash used in investing activities...............    (99,044)   (246,488)   (174,040)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from line of credit............................     89,971     306,786     133,530
  Payments on line of credit..............................    (78,886)   (259,995)   (113,820)
  Distributions to minority interest......................     (3,308)     (1,813)       (415)
  Cash distributions to stockholders/partners.............    (26,603)    (21,011)    (16,555)

                             continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.

                                                                 YEAR ENDED DECEMBER 31,
                                                            ---------------------------------
                                                              1999        1998        1997
                                                            ---------   ---------   ---------
                                                                     (IN THOUSANDS)
  Payment of preferred stock dividends....................  $  (7,102)  $  (7,675)  $      --
  Proceeds from sale of common stock/units................     20,732      35,506      26,188
  Proceeds from sale of preferred stock...................         --          --      87,622
  Proceeds from sale of minority interest.................     52,793          --          --
  Proceeds from notes payable.............................     70,000     158,500      40,000
  Payments on notes/mortgage payable......................    (41,576)         --          --
  Financing costs and other intangibles...................     (1,109)     (3,110)       (952)
  Payments on capitalized lease obligations...............        (58)       (107)       (169)
  Repurchase and retirement of stock......................     (1,934)       (842)         --
                                                            ---------   ---------   ---------
          Cash flows provided by financing activities.....     72,920     206,239     155,429
                                                            ---------   ---------   ---------
Increase in cash and cash equivalents.....................      7,838         753         723
Cash and cash equivalents at beginning of year............      1,857       1,104         381
                                                            ---------   ---------   ---------
Cash and cash equivalents at end of year..................  $   9,695   $   1,857   $   1,104
                                                            =========   =========   =========
SUPPLEMENTAL DISCLOSURE:
  Interest paid during the year...........................  $  27,994   $  15,115   $   9,073
                                                            =========   =========   =========
NON-CASH INVESTING ACTIVITIES:
  Fair value of stock issued for ownership interest in
     another
     entity...............................................  $      --   $     621   $      --
  Fair value of stock options received....................         --         469          --
  Fair value of stock and units issued for property.......      3,006         955      13,796
  Purchase of property under capital lease................         12          --          --
  Deferred gain on sale of property.......................        170          85          52
  Deferred rent on sale of property.......................        102          --          --
  Notes received on sale of property......................      2,941         675       1,661
  Notes received on sale of investment....................      1,138          --          --
  Reduction in note receivable for property acquired......         --      11,822       2,061
  Reduction in accounts receivable for property
     acquired.............................................         --         219         227
  Sale of property for account receivable.................         --         589          --
  Sale of property on capital lease.......................         --          --          23
  Mortgage note assumed...................................         --       1,075          --
  Property acquired in exchange for note payable..........     15,000       6,550          --
  Unrealized loss on investments classified as available
     for sale.............................................      1,032         797          --
  Purchase of net assets of U.S. Restaurant Properties
     Development, L.P. ...................................         --       6,381          --
NON-CASH FINANCING ACTIVITIES:
  Increase in common stock dividends accrued..............      1,061       6,180          --
  Increase in preferred stock dividends accrued...........         --       1,776          --
  Increase in distributions to minority interest
     accrued..............................................        102         500          --
  Net transfers from construction in progress to
     property.............................................     39,754          --          --
  Net transfers from investment in deferred financing
     lease to property....................................      1,634          --          --

                See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION

     U.S. Restaurant Properties, Inc. (the "Company") is a Maryland corporation formed to continue the restaurant property management, acquisition and development operations, related business objectives and strategies of U.S. Restaurant Properties Master, L.P. (collectively, with its subsidiaries, "USRP"). The Company became a self-administered real estate investment trust ("REIT") on October 15, 1997 as defined under the Internal Revenue Code of 1986, as amended. This conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P. a partnership subsidiary of U.S. Restaurant Properties, Inc., with and into U.S. Restaurant Properties Master L.P. As a result of the Merger, all holders of common units ("Units") of beneficial interest in USRP became stockholders of the Company on a one unit for one share of common stock basis. Accordingly, information contained in the consolidated financial statements relating to the equity ownership of USRP following October 15, 1997 is presented as ownership of shares of common stock of the Company.

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

     In connection with the conversion to a REIT, the management contract between USRP and QSV Properties Inc. ("QSV"), the former General Partner of USRP, was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of U.S. Restaurant Properties Operating, L.P. ("OP"). An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the year 2000 (See Note 12). QSV's principal stockholders are Mr. Robert J. Stetson, a member of the Board of Directors, and Mr. Fred H. Margolin, an executive officer and a member of the Board of Directors of the Company.

     The business and operations of the Company are conducted primarily through the OP. As of December 31, 1999, the Company owned 92.33 % of and controls the OP. Each OP unit can only be converted to one share of Common Stock and participates in any cash distributions made by the OP in an amount equivalent to a share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. The units do not have voting rights with respect to the Company and are not traded on an open market.

     The Company has 15,404,597 and 14,372,027 shares of Common Stock outstanding as of December 31, 1999 and 1998, respectively.

2. ACCOUNTING POLICIES

     The Company prepares its consolidated financial statement in conformity with accounting principles generally accepted in the United States of America.

  Consolidation

     The consolidated financial statements reflect the accounts of the Company, the OP and their 86 wholly-owned and majority owned subsidiaries after elimination of all material intercompany transactions.

                        U.S. RESTAURANT PROPERTIES, INC.

  Cash and Cash Equivalents

     Cash and cash equivalents include short-term, highly liquid investments with maturities at the date of purchase of three months or less.

  Restricted Cash and Marketable Securities

     Restricted cash consists of a security deposit from a tenant that is not available for operating purposes, and funds held in escrow at various title companies, some of which are invested in marketable securities at December 31, 1999. The marketable securities are readily convertible to cash. The escrow balances can be used to purchase certain properties through March, 2000 in non-taxable transactions under Section 1031 of the Internal Revenue Code. After March, 2000 the funds held in escrow will be available for operating purposes, but a taxable gain on prior property sales will be generated.

  Rent Recognition

     Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis. Contingent rent is recognized as revenue after the related lease sales targets are achieved.

     In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provided guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rents"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998. The Securities and Exchange Commissions' Staff Accounting Bulletin No. 101, which was issued on December 3, 1999, confirmed the consensus originally reached in EITF 98-9 and required the accounting methodology currently followed by the Company. Using the historical basis of accounting, net income (loss) allocable to Common Stockholders and basic and diluted net income (loss) per share amounts would have been $(6,254,000), $963,000, $(0.42) and $0.07, for the years ended
December 31, 1999 and 1998, respectively.

     The pro forma information below was prepared based on management's estimate for the effects of the change in accounting principle since it is impracticable to calculate the actual amount on a retroactive basis precisely. Management of the Company believes that the estimate is not materially different from what actual results would have been under the new accounting policy. The following is the pro forma information for the twelve months ended December 31, 1999, 1998 and 1997 as if the Company had changed its revenue recognition policy for contingent rents on January 1, 1997:

                                                                  TWELVE MONTHS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                 1999          1998           1997
                                                              ----------     ---------     -----------
                                                              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Income (loss) before extraordinary item as reported.........    $   790        $6,107        $ (9,393)
Add: Adjustment for change in accounting policy on
  recognition of contingent lease rent......................        786         1,981              39
                                                                -------        ------        --------
Income (loss) before extraordinary item as adjusted.........    $ 1,576        $8,088        $ (9,354)
                                                                =======        ======        ========
Net income (loss) as adjusted...............................    $ 1,576        $7,898        $ (9,354)
                                                                =======        ======        ========
Net income (loss) available to common stockholders as
  adjusted..................................................    $(5,526)       $  796        $(10,222)
                                                                =======        ======        ========
Income (loss) per share -- basic and diluted:
  Before extraordinary item, less dividends on Preferred
     Stock/ General Partner's interest as reported..........    $ (0.42)       $(0.07)       $  (0.88)
  Adjustment for effect of change in accounting policy......       0.05          0.15              --
                                                                -------        ------        --------
  Income (loss) before extraordinary item, less dividends on
     Preferred Stock/General Partner's interest as
     adjusted...............................................    $ (0.37)       $ 0.08        $  (0.88)
                                                                =======        ======        ========

                        U.S. RESTAURANT PROPERTIES, INC.

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

  Construction In Progress

     The Company's construction in progress consist of land and improvements for the development of restaurant, service station and other service retail properties. The Company currently accumulates costs to develop new retail properties as construction in progress. These developed properties are transferred from construction in progress to land, building and improvements once complete and accounted for under the Company's current property depreciation policies. In addition, the Company capitalizes interest during the period of time required to get the retail properties ready for their intended use. The Company capitalized $1,346,000 and $493,000 of interest in 1999 and 1998, respectively. No interest was capitalized in 1997.

  Long-Lived Assets

     Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual asset basis. The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in the sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an appraisal or other estimate of fair market value of the property affected. During 1999 and 1998, management reserved $5,000,000 and $127,000 respectively, for certain assets that had book values in excess of their estimated fair values. (See Note 3 and
11)

     An intangible asset was recorded for the excess of cost over the net investment in direct financing leases in 1986. This intangible asset is being amortized on a straight-line basis over 40 years. The Company's management routinely reviews the carrying amount of intangibles based on projected cash flows. Based on the Company's policy for evaluating impairment of intangibles, no valuation allowance was recorded for the years ended December 31, 1999, 1998 or 1997.

  Concentration of Risk

     The Company continues to decrease their concentration of risk by diversifying the number of restaurant concepts operating on their properties, with no one concept except Burger King (21%) accounting for more than 9% of the Company's total properties. The properties are further diversified by the number of tenants, with no tenant operating more than 9% of the Company's total properties. Geographically, the Company has properties located in 48 states, with no state except Texas (31%) accounting for more than 8% of the Company's properties. The Company has one tenant that operates assets representing more than 5% of the Company's total real estate assets. The Company's total investment relating to this tenant consists of approximately $9,853,000 in notes receivable and $31,728,000 in real estate properties. During the fourth quarter of 1999, the Company wrote down the notes receivable due from this tenant by $7,024,000. (See Note 4)

                        U.S. RESTAURANT PROPERTIES, INC.

  Income Taxes

     Prior to October 15, 1997 no federal or, in most cases, state income taxes are reflected in the consolidated financial statements because USRP was not a taxable entity. The partners reported their allocable shares of taxable income or loss in their individual income tax returns. The Company elected to be taxed as a REIT for Federal income tax purposes effective October 15, 1997 as provided under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to Federal income taxation if it distributes 95% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company believes it qualified as a REIT for the taxable period ended December 31, 1999 and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

  Investments

     The Company records its investments in debt and marketable equity securities at their fair value, except for debt securities that the Company intends to hold to maturity or equity securities that are accounted for under the equity or cost method which are note readily marketable. The Company has classified all debt securities as available for sale. The difference between cost and fair market value of these securities is recorded as a component of other comprehensive operations.

     The equity method is used to account for investments in equity securities in which the Company has significant influence but does not have controlling interest, including those investments in which the Company's ownership may be less than 20%. Investments in equity securities in which the Company has a minor interest and does not exercise significant influence are accounted for using the cost method. (See Note 5)

  Earnings Per Share of Common Stock

     Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options and stock on which the price is guaranteed ("Guaranteed Stock") and on contingent shares or units relating to the termination of the management contract. These options, Guaranteed Stock and contingent shares were antidilutive in 1999, 1998 and 1997. In addition, convertible preferred stock and OP units were antidilutive in 1999, 1998 and 1997. (See Notes 6 and 12)

  Equity-Based Compensation

     Statement of Financial Accounting Standards ("SFAS") No. 123 establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity based compensation, including options. This Statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measurable.

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

                        U.S. RESTAURANT PROPERTIES, INC.

The Company records comprehensive income related to its unrealized gains and losses on investments classified as available for sale.

  Minority Interest

     Minority interest is recorded for the 1,148,418 OP units not owned by the Company that were issued in conjunction with the conversion to a REIT and the termination of the management contract (See Note 1). The units are recorded at carryover basis for the 1% General Partner interest of QSV in the OP and the fair value of the units ($19.00 based on the market value of a share of Common Stock at the time of the transaction) for the additional units issued for the termination of the management contract (See Note 10). In addition, minority interest is recorded for the 131,915 and 14,254 OP units issued in 1999 and 1998, respectively, in conjunction with certain property acquisitions. These units were recorded at the fair value of the units on the date of the transaction based on the market value of a share of Common Stock. Also recorded as minority interest is the net proceeds from the issuance of $55,000,000 of 8.5% preferred partnership interests issued in 1999 by a subsidiary of the Company.

  Segment Reporting

     Under SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", public business enterprises must report financial and descriptive information about their reportable operating segments. The Company operates solely in the real estate industry with retail properties (restaurant and gas stations) under lease on a triple net basis. The Company's real estate assets are operated with the same long-term objectives and therefore are viewed as a single operating segment. The Company has no operations outside of the United States, its country of domicile, accordingly, information related to geographical operations is not presented.

  Environmental Remediation Costs

     The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Under the terms of the Company's standard lease agreement, the tenant is responsible for environmental remediation and is required to maintain standard environmental insurance. The Company's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company as of December 31, 1999.

  Reclassifications

     Certain prior year amounts have been reclassified to conform to the current year presentation.

  New Accounting Pronouncements

     In 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued. This Statement establishes new accounting and reporting standards for derivative financial instruments and must be adopted no later than January 1, 2001. The Company is currently evaluating the effect of this Statement and does not expect it to have a material effect on its results of operations, financial position or cash flows.

                        U.S. RESTAURANT PROPERTIES, INC.

3. PROPERTY

  Acquisitions

     During 1999, the Company completed the purchase of 106 restaurant and gas station/convenience store properties for an aggregate purchase price of $103,109,000 including the value of 131,915 OP units issued as part of the aggregate purchase price. The 131,915 OP units issued in one transaction have guaranteed values (See Note 6).

     During 1998, the Company completed the purchase of 286 restaurants and gas station/convenience store properties for an aggregate price of $214,909,000 including the value of 24,768 shares of Common Stock ($600,000) and the value of 14,254 OP Units ($355,000) issued as part of the aggregate purchase price. In addition, the aggregate purchase price included $17,757,000 representing property that was under construction at the time of acquisition. The 14,254 OP Units issued in seven of these transactions have guaranteed values (See Note 6).

     During 1997, the Company completed the purchase of 277 restaurant properties for an aggregate purchase price of $182,396,000 including the value of 680,696 shares of Common Stock ($13,796,000) issued as part of the aggregate purchase price. The 680,696 shares of Common Stock issued in two of these transactions have guaranteed values (See Note 6).

  Dispositions

     During 1999, the Company sold or disposed of 25 properties of which two were non-core, for cash of $11,407,000, net of closing costs resulting in a loss of $379,000. In addition, three properties were sold for notes receivable of $2,941,000. In accordance with SFAS No. 66, "Accounting for Real Estate Sales", the Company recorded a deferred gain on sale of $170,000. These notes earn interest at rates between 9.0% and 10.375% with monthly payments of principal and interest and balloon payments through 2014.

     During 1999, the Company received payment of $688,500 for previously issued notes related to property sales. In conjunction with the pay off, the Company recognized previously deferred gains of $214,000.

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

  Property Characteristics

     As of December 31, 1999 and 1998, there were 908 and 828 Company sites respectively, in operation, and there were 12 and 9 unleased sites, respectively and 14 and 17 sites under development, respectively. The Company continues to seek suitable tenants for the unleased sites.

                        U.S. RESTAURANT PROPERTIES, INC.

     In the fourth quarter of 1999, the Company recorded a $5,000,000 asset impairment reserve related primarily to 34 service stations located in Georgia. During the fourth quarter, the Company became aware that their tenant for the properties was experiencing financial difficulties. The Company began working with the tenant and entered into a memorandum of understanding. Under the agreement, the Company has several options as it relates to the properties, including the potential sale of the properties. Based upon this, the Company has evaluated the amount for which it could sell the properties and has recorded an impairment reserve. (See Note 11)

     In the normal course of business, the Company may sign purchase agreements to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15-30 days.

4. OTHER BALANCE SHEET INFORMATION

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                (IN THOUSANDS)
Rent and other receivables, net
  Accounts receivable and other.............................  $  7,228   $  7,320
  Deferred rent receivable..................................     7,167      4,564
  Less allowance for doubtful accounts......................    (4,347)    (1,067)
                                                              --------   --------
                                                              $ 10,048   $ 10,817
                                                              ========   ========
Intangibles and other assets, net
  Intangibles...............................................  $ 27,146   $ 26,894
  Less accumulated amortization.............................   (16,912)   (16,098)
                                                              --------   --------
                                                              $ 10,234   $ 10,796
                                                              ========   ========
Accounts payable and accrued liabilities
  Accounts payable and accrued payables.....................  $  6,260   $  6,313
  Accrued interest expense..................................     4,719      3,005
  Unearned income...........................................     6,764      2,174
                                                              --------   --------
                                                              $ 17,743   $ 11,492
                                                              ========   ========

     During 1999 and 1998, the Company acquired mortgage loans receivable of $3,202,000 and $18,450,000, respectively secured by first mortgages on real estate. As of December 31, 1999, the maturity of all notes receivable and mortgage loan receivable for the next five years is as follows (in thousands):

                                                                NOTES      MORTGAGE LOANS
                                                              RECEIVABLE     RECEIVABLE
                                                              ----------   --------------
2000........................................................   $ 3,553        $    --
2001........................................................        53             --
2002........................................................       413             56
2003........................................................       925            379
2004........................................................     1,384             --
Later.......................................................     7,262         24,846
                                                               -------        -------
                                                                13,590         25,281
Less: commitment fees.......................................       (26)          (604)
Less: allowance for doubtful notes..........................    (1,324)            --
                                                               -------        -------
                                                               $12,240        $24,677
                                                               =======        =======

                        U.S. RESTAURANT PROPERTIES, INC.

     During the third and fourth quarters of 1999, the Company's tenant operating 27 service stations in Hawaii began experiencing significant financial problems. The Company's total investment relating to this tenant consisted of approximately $9,853,000 in notes receivable and $31,728,000 in real estate property. The Company began working with the tenant. In the third quarter of 1999, the Company agreed to a reduction of rent from the tenant and began recognizing rent and interest income on a cash basis. During the fourth quarter, as a result of continued financial problems, the Company wrote down the notes receivable from this tenant by $7,024,000 based on the Company's evaluation of the collateral value.

     Purchase deposits of $209,000 and $8,829,000 at December 31, 1999 and 1998, respectively, including $20,000 of non-refundable deposits in 1998, are included in prepaid expenses and purchase deposits in the accompanying balance sheets. These amounts will be included in the allocation of the purchase price of the respective properties once acquired or reduced once the deposit is returned. Non-refundable deposits are expensed once it becomes unlikely that the property will be acquired.

5. INVESTMENTS

     As of December 31, the Company's investment in debt and equity securities consist of the following:

                                                               1999     1998
                                                              ------   ------
                                                              (IN THOUSANDS)
Debt securities.............................................  $1,451   $1,704
Equity method investments...................................     307      439
Cost method investments.....................................     780      914
                                                              ------   ------
          Total investments.................................  $2,538   $3,057
                                                              ======   ======

     As of December 31, 1999 and 1998, the Company's cost method investments consisted of restricted stock options and equity investments as a limited partner in real estate partnerships with ownership percentages of generally less than one percent. The Company's investment in real estate partnerships is so minor that the Company has virtually no influence over the partnerships operating and financial polices, and, accordingly is accounting for these investments under the cost method. The Company's equity investments consisted primarily of the following:

                                                              PERCENTAGE OF
                                                                OWNERSHIP
                                                              DECEMBER 31,
                                                              -------------
                                                              1999    1998
                                                              -----   -----
Equity investments
  U.S. Restaurant Lending GP, Inc.(a).......................   95%     95%
  U.S. Restaurant Lending LP, Inc.(a).......................   95%     95%
  The Anz Company, LLC(b)...................................   15%     15%

---------------

(a) The Company owns 5% of the voting stock and 100% of the nonvoting stock of U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner"). The Company is entitled to receive dividends and distributions equally with the voting stockholders. For the year ended December 31, 1999 and 1998 the Company recorded 95% of the loss of the General Partner and Limited Partner (See
     Note 10).

(b) The Company issued 23,725 shares of Common Stock for a 15% ownership of The Anz Company, LLC ("Anz") on March 11, 1998. The Company's stock is guaranteed to have a market value of $26.18 two years from the issue date (See Note 6). The Company has significant influence but does not have a controlling interest in Anz. For the year ended December 31, 1999 and 1998 the Company recorded 15% of the income (loss) of Anz.

                        U.S. RESTAURANT PROPERTIES, INC.

     A summary of unaudited financial information as reported by Anz, Limited Partner and General Partner as of, and for the year ended December 31 were as follows (In thousands):

                                                              1999    1998
                                                              -----   -----
Total assets................................................  $ 327   $ 693
Notes payable...............................................    640     640
Total liabilities...........................................    682     932
Total equity (deficit)......................................   (355)   (239)
Net income (loss)(1)........................................   (120)    287

---------------

(1) Net income shown is for period of ownership only.

     Investments in debt securities are recorded at fair value in accordance with SFAS No. 115. The aggregate cost basis and net unrealized loss for these investments were as follows (in thousands):

                                                            COST    UNREALIZED    FAIR
                                                           BASIS       LOSS      VALUE
                                                           ------   ----------   ------
Balance at December 31, 1998.............................  $2,501    $  (797)    $1,704
  Additions..............................................     779     (1,032)
                                                           ------    -------     ------
Balance at December 31, 1999.............................  $3,280    $(1,829)    $1,451
                                                           ======    =======     ======

6. GUARANTEED STOCK PRICE AND STOCK OPTIONS

  Guaranteed Stock

     During 1999, 131,915 OP units were issued to purchase properties in a single transaction. These properties were recorded at the guaranteed value of the shares discounted to reflect the present value on the date the shares were issued. OP units were valued based on the market value of the Company's Common Stock since each OP unit is exchangeable on a one-to-one basis (See Note 12). The Company's OP units and Common Stock guarantees can cause more OP units or Common Stock to be issued to affect the guarantee if the guarantee price is higher than the market value of the stock according to the provisions of each guarantee agreement. During 1999, the guarantee on 502,827 shares of common stock, issued in 1997, terminated under provisions in the guarantee agreement resulting in the issuance of 105,347 additional shares.

     During 1998, 14,254 OP units were issued to purchase seven properties in seven separate transactions. These properties were recorded at the guaranteed value of the OP units or Common Stock discounted to reflect the present value on the date the OP units were issued. OP units were valued based on the market value of the Company's Common Stock since each OP unit is exchangeable on a one-to-one basis (See Note 12). In addition, the Company issued 23,725 shares of Common Stock in 1998 for an equity ownership in The Anz Company LLC.

     During 1997, 680,696 shares of Common Stock were issued to purchase 29 properties in two separate transactions. The guarantee on 177,869 shares of Common stock issued in 1997 has terminated under provisions in the guarantee agreement without issuance of additional shares.

                        U.S. RESTAURANT PROPERTIES, INC.

     The following table indicates the number of shares/units subject to guarantees as of December 31, 1999 at which time the Company's stock price was $14.3125 per share:

OP UNITS OR                                YEAR    YEAR GUARANTEE    NUMBER OF     SHARE PRICE
COMMON STOCK                              ISSUED      EXPIRES       SHARES/UNITS    GUARANTEE
------------                              ------   --------------   ------------   -----------
OP units................................   1999         2002          131,915        $23.50
OP units................................   1998         2000            2,545        $30.00
OP units................................   1998         2000              667        $29.99
OP units................................   1998         2000            4,215        $28.00
OP units................................   1998         2000            6,827        $27.93
Common stock............................   1998         2000           23,725        $26.18

  Fixed Stock Option Plan

     Under the fixed stock plan USRP limited partners on March 17, 1995 granted QSV options to acquire up to 600,000 shares of Common Stock of the Company, subject to certain adjustments under anti-dilution provisions. The exercise price of each option is $10.33 which was the average closing price of the security on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable and vest and became exercisable in March 1996. The term of the options expire in March 2005. As of December 31, 1999, QSV has exercised 514,923 stock options at the option price of $10.33 for a total purchase price of $5,319,155.

     In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 7.3 percent for all years; expected volatility of 17.8 percent, risk free interest rate of 5.7 percent for the options; and expected lives of 4 years for the plan options. As of March 17, 1995, the 600,000 options had a fair value as of the grant date of $724,000 representing a value per option of $1.21.

  Flexible Incentive Plan

     Under the Flexible Incentive Plan ("Incentive Plan") adopted in 1998, the Company may grant stock options to purchase Common Stock of the Company. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company's issued and outstanding shares of Common stock at the date of grant. Stock options can be granted only at the fair market value of the stock at the date of grant. Stock options vest 25% in one year, 25% in two years and 50% in the third year and expire after ten years from the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company's Common Stock owned by the optionee. The following is a summary of stock option activity for the two years ended December 31, 1999:

                                                        1999                  1998
                                                 -------------------   ------------------
                                                 EXERCISE              EXERCISE
                                                  PRICE      NUMBER     PRICE     NUMBER
                                                 --------   --------   --------   -------
Options outstanding at beginning of year.......   $22.00     622,000    $   --         --
  Granted......................................    15.50     370,500     22.00    628,000
  Exercised....................................       --          --        --         --
  Cancelled....................................    22.00    (262,000)    22.00     (6,000)
                                                  ------    --------    ------    -------
Options outstanding at end of year.............   $18.70     730,500    $22.00    622,000
                                                  ======    ========    ======    =======

     There are 311,000 options exercisable as of December 31, 1999. Options outstanding as of December 31, 1999 had a remaining contractual life of 8.9 years. As of December 31, 1999 and 1998, options to acquire

                        U.S. RESTAURANT PROPERTIES, INC.

78,000 and 103,500 shares, respectively, of the Company's Common Stock were granted to non-employees of the Company. The fair values of these non-employee options are being expensed over the vesting period. For the years ended December 31, 1999 and 1998, the total amount of expense incurred by the Company was approximately $38,000 and $65,000, respectively

     In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option -- pricing model with the following weighted-average assumptions: dividend yield of 8.1% and 6.6% for the years ended December 31, 1999 and 1998; expected volatility of 22.3% and 18.33%, for the years ended December 31, 1999 and 1998, risk free interest rate of 5.15% and 5.24% for the years ended December 31, 1999 and 1998; and expected lives of 4.5 years.

     Under the Incentive Plan, if all options were recorded at fair value rather than the intrinsic value in accordance with APB No. 25, the Company's net loss available to Common Stockholders and basic and diluted net loss per share would have been as follows:

                                                                1999          1998
                                                             -----------   -----------
Net loss available to Common Stockholders
  As reported..............................................  $(6,312,000)  $(1,185,000)
  Proforma.................................................  $(6,429,000)  $(1,592,000)
Basic and diluted loss per share
  As reported..............................................  $     (0.42)  $     (0.09)
  Proforma.................................................  $     (0.43)  $     (0.12)
Stock options:
  Compensation value per options granted...................  $      2.26   $      2.62
  Compensation cost........................................  $   117,000   $   407,000

7. LINES OF CREDIT AND NOTES PAYABLE

     The Company's debt consisted of the following (in thousands):

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
Lines of credit.............................................  $147,086   $136,000
                                                              ========   ========
Notes payable
  7 year fixed rate 7.15% senior unsecured notes............  $111,000   $111,000
  3 year variable rate unsecured term notes.................    50,000         --
  Fixed rate 8.22% senior unsecured notes...................    47,500     47,500
  Series A fixed rate 8.06% senior unsecured notes..........    12,500     12,500
  Series B fixed rate 8.30% senior unsecured notes..........    27,500     27,500
  Secured variable rate note payable........................        --      6,550
                                                              --------   --------
          Total notes payable...............................  $248,500   $205,050
                                                              ========   ========
Mortgage note payable.......................................  $  1,036   $  1,062
                                                              ========   ========

  Lines of Credit

     On January 17, 1998 the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. This credit agreement replaced the Company's then existing line of credit. As of December 31, 1999, the Company has approximately $7 million available under the unsecured line of credit. The Company may request advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. This credit agreement expires on

                        U.S. RESTAURANT PROPERTIES, INC.

January 15, 2001 and provides that borrowings thereunder bear interest at LIBOR plus a margin spread which was 1.35% per annum at December 31, 1999 for an effective interest rate of 7.81%. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999 upon execution of the credit agreement with Credit Lyonnais. Under the terms of the Assignment and Acceptance the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

     On December 31, 1997, $62,996,000 had been drawn on the Company's previous line of credit. On January 17, 1998, the outstanding balance on this secured credit facility was repaid with funds from the new unsecured credit agreement and the facility was terminated. In connection with the termination of the facility, the related unamortized deferred financing costs were written off and recorded as an extraordinary loss of $190,000.

     On December 15, 1998 the Company entered into a short term secured borrowing facility ("PAC Facility") for $20 million. This PAC Facility was used in 1999 to acquire property. As of December 31, 1999, the Company had repaid the Facility.

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

     On May 12, 1998 the Company issued $111,000,000 of seven year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of the revolving credit agreement and for general corporate purposes. In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes payable. The fee paid to lock in the rate on these notes payable was approximately $424,000 and is being amortized over the term of the notes as an adjustment to interest expense.

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

     On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition. The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007. As of December 31, 1999 the balance is $1,036,000.

     On December 30, 1998, the Company financed part of a property acquisition with the seller in the amount of $6,550,000. The note bore interest at the rate of prime plus 1% per annum and was repaid in two installments of $3,275,000 plus accrued interest on June 15, 1999 and December 30, 1999.

     On April 12, 1999, the OP entered into an unsecured credit agreement with Credit Lyonnais ("CLNY Agreement") under which the OP could borrow up to a maximum of $50 million on or before July 9, 1999. As of December 31, 1999, the Company has borrowed the total $50 million under the CLNY Agreement. The note provides that borrowings bear interest at the then current LIBOR plus a margin spread ranging from

                        U.S. RESTAURANT PROPERTIES, INC.

2.00% to 2.75%, dependent on a leverage ratio formula, and matures on April 11, 2002. At December 31, 1999 the margin spread was 2.75% which resulted in an effective interest rate of 8.19%.

     The Company is in compliance with all covenants associated with its debt and credit facilities as of December 31, 1999.

  Principal debt maturities

     Lines of credit and notes payable principal debt maturities for the next five years at December 31, 1999 are as follows (in thousands):

2000.....................................................   $ 12,529
2001.....................................................    147,117
2002.....................................................     77,534
2003.....................................................     47,536
2004.....................................................         39
Later....................................................    111,867
                                                            --------
          Total..........................................   $396,622
                                                            ========

8. INVESTMENTS AND COMMITMENTS AS LESSOR

     The Company leases land and buildings to the operators of a variety of national and regional fast food chain and casual dining restaurants. The building portion of these leases on 64 of these properties, which are leased by BKC franchisees, is accounted for as direct financing leases while the land portion is accounted for as an operating lease. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Company, however, has agreed to renew a franchise lease if BKC or any of the other franchise chains renews or extends the lessee's franchise agreement.

     As of December 31, 1999, the remaining lease terms of all leases ranged from one to 25 years and include various renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant's sales, and requires the franchisee to pay executory costs.

                                                                   DIRECT        OPERATING
                                                              FINANCING LEASES     LEASES
                                                              ----------------   ----------
Minimum future lease receipts for years ending December 31
  are as follows (in thousands):
  2000......................................................       $1,910        $   73,026
  2001......................................................        1,267            71,872
  2002......................................................          760            71,095
  2003......................................................          269            68,939
  2004......................................................          108            67,506
  Later.....................................................           95           755,860
                                                                   ------        ----------
          Total.............................................       $4,409        $1,108,298
                                                                   ======        ==========

                        U.S. RESTAURANT PROPERTIES, INC.

                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
Net investment in direct financing leases (in thousands):
  Minimum future lease receipts.............................  $ 4,409   $ 7,329
  Estimated unguaranteed residual values....................    3,334     5,051
  Unearned amount representing interest.....................   (1,702)   (2,702)
                                                              -------   -------
          Total.............................................  $ 6,041   $ 9,678
                                                              =======   =======

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      1998      1997
                                                              -------   -------   -------
Rental income (in thousands):
  Minimum rental income.....................................  $65,895   $47,081   $25,433
  Contingent rental income..................................    6,107     4,751     5,355
                                                              -------   -------   -------
          Total                                               $72,002   $51,832   $30,788
                                                              =======   =======   =======

     If Burger King properties are not adequately maintained during the term of the tenant leases, the 208 such properties may have to be rebuilt before the leases can be renewed, either by the Company as it considers necessary or pursuant to Burger King's successor policy. The successor policy, which is subject to change from time to time at Burger King's discretion, is intended to encourage the reconstruction, expansion, or other improvement of older Burger King restaurants and generally affects properties that are more than ten years old or are the subject of a franchise agreement that will expire within five years.

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

     To encourage the early renewal of existing leases/subleases, the Company recently established an "early renewal program" whereby the Company has offered to certain tenants the right to renew existing leases/subleases for up to an additional 20 years in consideration for remodeling financing. The purpose of this program is to extend the term of existing leases/subleases prior to the end of the lease term and enhance the value of the underlying property to the Company. As of December 31, 1999, the Company has extended the lease term on 26 leases/subleases as a result of remodel grants and lease riders. During 1999 and 1998, the Company paid remodeling costs of $516,000 and $488,000, respectively, in conjunction with this Program.

9. COMMITMENTS

     The land at 102 restaurant properties and the land and buildings at 39 restaurant properties are leased by the Company from third party lessors. The building portions of the leases are generally capital leases while the land portions are operating leases. These leases provide for an original term of 20 years and most are renewable at the Company's option. As of December 31, 1999, the remaining lease terms (excluding renewal option terms) expire from one to 20 years. If all renewal options are taken into account, the terms expire from one to

                        U.S. RESTAURANT PROPERTIES, INC.

33 years. Rents payable may escalate during the original lease and renewal terms. For eight properties, the leases provide for contingent rent based on each restaurant's sales.

                                                              CAPITAL   OPERATING
                                                              LEASES     LEASES
                                                              -------   ---------
                                                                (IN THOUSANDS)
Minimum future lease obligations for years ending December
  31 are as follows:
  2000......................................................    $16      $ 4,291
  2001......................................................      1        3,846
  2002......................................................     --        3,377
  2003......................................................     --        2,493
  2004......................................................     --        2,135
  Later.....................................................     --       10,225
                                                                ---      -------
          Total minimum obligations(a)......................     17      $26,367
                                                                         =======
  Amount representing interest..............................     --
                                                                ---
  Present value of minimum obligations......................    $17
                                                                ===

---------------

(a) Minimum lease obligations have not been reduced by minimum sublease rentals.

                                                                 YEARS ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1999   1998   1997
                                                              ----   ----   ----
                                                                (IN THOUSANDS)
Rental expense
  Minimum rental expense....................................  $575   $388   $297
  Contingent rental expense.................................    78    101     54
                                                              ----   ----   ----
          Total.............................................  $653   $489   $351
                                                              ====   ====   ====

     On October 15, 1997, the Company entered into four-year employment agreements with its two executive officers for which the aggregate compensation of the two executive officers is $500,000 per year. Under such agreements, the Company is liable for the compensation benefits for three years of the agreements if an executive officer were to be terminated without cause, as defined. On October 6, 1999, the Company and Robert Stetson entered into a Settlement Agreement and Mr. Stetson resigned as President and Chief Executive Officer. Under the terms of this agreement, Mr. Stetson received a severance payment of $750,000 and the Company is required to provide a loan of up to $800,000 to be used for the purpose of purchasing the stock of the Company which would be pledged as security for the loan. At the same time Mr. Stetson and the Company entered into a consulting agreement requiring the Company to pay a consulting fee of $100,000 over a period of one year in exchange for services performed by Mr. Stetson.

     The Company has entered into commitments for development of certain restaurant, gas station/convenience store properties. As of December 31, 1999, the Company had commitments totaling approximately $11,781,000 representing construction contract costs not yet incurred.

     On April 10, 1999 the Company acquired 27 service stations properties in a single transaction for approximately $32,338,000. Under the terms of the purchase and sale agreement, the Company may be required to pay up to $2,300,000 of additional consideration on February 15, 2001. The actual amount of additional consideration will be calculated by multiplying the volume in gallons of gasoline sold for the years 1999 and 2000 in excess of 24,200,000 gallons, times $1.77.

                        U.S. RESTAURANT PROPERTIES, INC.

     The Company is subject to various legal proceedings in the ordinary course of business. The resolution of these matters cannot be predicted with any certainty, but, management believes the final outcome of such matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

10. RELATED PARTY TRANSACTIONS

     Prior to October 15, 1997, the Managing General Partner of USRP was responsible for managing the business and affairs of USRP. USRP paid the Managing General Partner a non-accountable annual allowance (adjusted annually to reflect increases in the Consumer Price Index and additions to the property portfolio), plus reimbursement of out-of-pocket costs incurred to other parties for services rendered to USRP. The allowance for the period January 1, 1997 to October 15, 1997 was $1,826,000. The Managing General Partner paid no out-of-pocket costs to other parties on behalf of USRP during 1997.

     USRP compensated the Managing General Partner for its efforts and increased internal expenses with respect to additional properties acquired. USRP paid the Managing General Partner, with respect to each additional property purchased:
(i) a one-time acquisition fee equal to one percent of the purchase price for such property and (ii) an annual fee equal to one percent of the purchase price for such property, adjusted for increases in the Consumer Price Index. For 1997 the one-time acquisition fee equaled $1,401,000, which was capitalized, and the increase in the non-accountable annual fee equaled $498,000. In addition, if the Rate of Return (as defined) on the Partnership's equity on all additional properties exceeded 12 percent per annum for any fiscal year, the Managing General Partner was paid an additional fee equal to 25 percent of the cash flow received with respect to such additional properties in excess of the cash flow representing a 12 percent Rate of Return thereon. There was no fee paid in 1997. These fees were discontinued with the termination of the management contract between QSV and USRP on October 15, 1997 (See Note 12).

     The Managing General Partner of Arkansas Restaurants #10 L.P. ("ARK #10") is owned by a former officer and current member of the Board of Directors of the Company who receives no compensation for this role. The Managing General Partner owns 100% of the outstanding equity interest in ARK #10. As of December 31, 1999 and 1998, a note receivable of $1,187,000 and $454,000 were due from ARK #10, respectively. The note receivable is due on July 1, 2016 and has an interest rate of 9.0% per annum. As of December 31, 1999 and 1998, tenant and other receivables from Ark #10 were $291,000 and $678,000, respectively. As of December 31, 1999, the Company has recorded an allowance for uncollectability for these receivables of $1,257,000. During 1999, the Company entered into a new lease and note agreement with ARK #10 under the terms of which ARK #10 makes reduced monthly rent payments, and makes monthly note payments of both interest and principal. ARK #10 is current on these payments as of March, 2000.

     The Managing General Partner of Southeast Fast Food Partners, L.P.("SFF") is owned by an officer of the Company. As of December 31, 1999, the Managing General Partner owns 100% of the outstanding equity interest of SFF. As of December 31, 1999 and 1998, a note receivable of $358,000 and $1,070,000 were due from SFF, respectively. The note receivable is due on July 15, 2000 and has an interest rate of 9.0% per annum. As of December 31, 1999, an allowance for uncollectability has been recorded for the full amount of this note receivable. As of December 31, 1998, notes receivable of $136,000 were due from the owners of SFF one of which is an officer of the Company. At December 31, 1998, tenant and other receivables from SFF were $979,000. On July 15, 1999, SFF sold their interest in the operations on 23 properties owned by the Company to a third party. The master lease between SFF and the Company was terminated and a new master lease was entered into with the new operator. Subsequently, all balances were paid by SFF including the amounts due from the limited partners of SFF. After July 15, 1999, SFF continued to operate one property as a quick service restaurant. The start-up of this operation and the payment of certain outstanding obligations of SFF were financed by the note receivable outstanding at December 31, 1999.

                        U.S. RESTAURANT PROPERTIES, INC.

     In April 1998, the Company agreed to make available to U.S. Restaurant Properties Development Company, LP ("Development Co.") a line of credit of up to $15,000,000 with interest only payments due on November 1, 1998, and on each anniversary thereof throughout the term of the note with all outstanding principal and accrued but unpaid interest due on October 31, 2001, when it matured. The assets of Development Co. were acquired during 1998 in settlement of the outstanding note and the revolving line of credit was terminated.

     On April 29, 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") (See Note 5) entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships engage in lending activities to owners and operators of quick service franchises and gas station/convenience store outlets. The Company has indirect ownership interests (through the General Partner and Limited Partner interests it owns) of 71.25% and 47.5%, respectively, in these two partnerships. As of December 31, 1999 and 1998, the Company had other receivables (payables) from the two lending partnerships of $(13,000) and $306,000, respectively, and a note receivable of $640,000 from the General Partner and Limited Partner in both years. Officers of the Company own 95% of the voting stock of the General Partner and the Limited Partner.

     On March 11, 1998, the Company issued 23,725 shares of common stock for a 15% ownership interest in The Anz Company, LLC (ANZ). During 1999 and 1998, ANZ provided services for the Company. These services represented approximately 9% of ANZ's total revenues.

     In 1998, eleven restaurant properties were acquired from Apple South, Inc., a Georgia corporation. The operations on these properties were purchased by an entity which is owned by a director of the Company. The Company has entered into a lease agreement with this director's entity that purchased the operations on these eleven properties. In 1997, two sale/leaseback transactions were completed by the Company with Carlos O'Kelly's, Inc. Carlos O'Kelly's, Inc. is owned by a director of the Company. As of December 31, 1999 and 1998, no balances were outstanding from this related party.

11. SUBSEQUENT EVENTS

     Subsequent to December 31, 1999, as part of a potential lease workout with one of the Company's service station tenants, the Company issued an irrevocable standby letter of credit in the amount of $750,000, against which the beneficiary may present drafts if the current tenant defaults on payment terms for the purchase of gasoline. Under the terms of the letter of credit, after April 28, 2000 the beneficiary will reimburse the Company for one half of any drafts presented against the letter of credit. Subsequently, in conjunction with the termination of this lease the Company has issued an indemnification of the previous tenant from specific claims which could total up to $600,000, and guaranteed the payments for the new tenant's gasoline purchases. The Company has notified the previous tenant that failure on their part to comply with the terms of the indemnification, has rendered it invalid and is no longer binding on the Company.

     Subsequent to December 31, 1999, the Company terminated its lease with one of its restaurant tenants, from which the Company could incur charges up to $867,000 in the first quarter of 2000, pending valuation of equipment assumed in the agreement.

12. STOCKHOLDERS' EQUITY, MINORITY INTEREST AND PARTNERS' CAPITAL

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

                        U.S. RESTAURANT PROPERTIES, INC.

of USRP following October 15, 1997 is presented as ownership of shares of Common Stock of the Company. On October 30, 1997 the Company effected a three-for-two stock split. All of the historical Units and per unit information has been restated to reflect this stock split and conversion of the units to Common Stock.

  Minority Interest

     In connection with the conversion to a REIT, the management contract between QSV and USRP was terminated. The contract termination and QSV's partnership interests in USRP were converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of the OP. The OP units represent a minority interest in the OP of the REIT. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of Common Stock. Each OP unit may be exchanged by the holder thereof for one share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. An additional 825,000 shares of Common Stock of the Company or its equivalent in OP units may be issued to QSV if certain earnings targets are met by the year 2000. These earnings targets are based upon what QSV would have received under their prior management contract. As of December 31, 1999, the Company has accrued approximately $11,808,000 (based on the market value of a share of the Company's Common Stock at December 31, 1999) representing 825,000 OP units based on earnings targets that have been met. The 825,000 OP units have not been issued and will not participate in any income (loss) or receive any distributions from the OP until such units are issued. In addition to the OP units and Common Stock issued in 1997 relating to the termination of the management contract, the Company also issued 131,915 and 14,254 OP units for the purchase of property during the twelve months ended December 31, 1999 and 1998, respectively.

     During 1999, the Company issued $55,000,000 of 8.5% preferred interest in USRP/HCI Partnership 1, L.P. ("HJV"), a subsidiary of the Company, to a third party for net proceeds of $52,793,000. Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000 payable quarterly from the cash flows of HJV. Income is allocated to the preferred interest holder equal to their distribution. The OP units outstanding at December 31, 1999 of 1,294,587 and the preferred partnership interests represent the minority interest.

     Minority interest in the OP consists of the following at December 31, 1999 and 1998 (in thousands):

Balance at January 1, 1998................................   $19,536
  Market value of contingent shares earned................    12,047
  OP units issued for property............................       355
  Distributions paid......................................    (1,813)
  Distributions declared..................................      (500)
  Loss allocated to minority interest.....................       (58)
                                                             -------
Balance at December 31, 1998..............................    29,567
  Change in market value of contingent shares earned......      (239)
  Preferred partnership interest issued, net of costs.....    52,793
  OP units issued for property............................     2,407
  Distributions paid......................................    (3,308)
  Distributions declared..................................      (102)
  Income allocated to minority interest...................       567
                                                             -------
                                                             $81,685
                                                             =======

                        U.S. RESTAURANT PROPERTIES, INC.

  Shelf Registrations

     On August 22, 1997, the Company filed a shelf registration statement to register shares of Common or Preferred Stock for sale in the amount of $150,000,000. The amount of securities available for sale under this shelf registration statement at December 31, 1999 is $3,310,000.

     On October 30, 1998, the Company filed a shelf registration for $175,000,000 to register shares of Common and Preferred Stock for sale. The amount of securities available for sale under this shelf registration statement at December 31, 1999 is $175,000,000.

  Preferred Stock

     On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A") with a liquidation preference of $25.00 per share under the August 22, 1997 shelf registration statement. The Series A Preferred Stock is not redeemable prior to November 15, 2002. On and after November 15, 2002, the Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company (i) for such number of shares of Common Stock as are issuable at a conversion rate of .9384 shares of Common Stock for each share of Series A Preferred Stock, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Common Stock on the New York Stock Exchange equals or exceed the Conversion Price, subject to adjustment in certain circumstances, plus cash in the amount of any accrued and unpaid dividends, or (ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred Stock, plus any accrued and unpaid dividends. The Series A Preferred Stock has no stated maturity and is not subject to a sinking fund. Shares of Series A are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at a conversion price of $26.64 per share of Common Stock (equivalent to a conversion rate of .9384 shares of Common Stock). Distributions on Series A are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of Common Stock into which a share of Series A is convertible. As of December 31, 1999, 62 Series A shares have been converted into Common Stock. Holders of Preferred Stock are entitled to receive dividends in preference to any dividends to Common Stockholders or OP unit holders.

  Distributions to Common and Preferred Stockholders

     For the year ended December 31, 1999, the Company paid distributions of $29,911,000 to its Common Stockholders and the minority interests (or $1.79 per share of Common Stock/unit), of which 80% represented a return of capital and 20% represented ordinary taxable dividend income. As of December 31, 1999, $8,939,000 of dividends have been declared to be paid on Preferred and Common Stock outstanding to stockholders and minority interests OP unitholders of record on March 1, 2000.

  Distributions and Allocations to Unitholders

     Under the amended USRP partnership agreement, cash flow from operations and net proceeds from capital transactions of USRP each year were distributed 98.02% to the unitholders and 1.98% to the general partners for the period January 1, 1996 through October 15, 1997 (date of REIT conversion).

     All operating income and loss of USRP for each year generally was allocated among the partners in the same aggregate ratio as cash flow was distributed for that year. Gain and loss from a capital transaction was generally allocated among the partners in the same aggregate ratio as proceeds of the capital transactions were distributed except to the extent necessary to reflect capital account adjustments. For the period January 1, 1997 to October 15, 1997 distributions to USRP unitholders amounted to $12,016,000.

                        U.S. RESTAURANT PROPERTIES, INC.

13. SUPPLEMENTAL CASH FLOW INFORMATION

     During the year ended December 31, 1998 the Company had the following additional non-cash investing activity related to the purchase of net assets of U.S. Restaurant Properties Development, L.P.:

                                                              1998
                                                         --------------
                                                         (IN THOUSANDS)
Rent and other receivables.............................      $  193
Prepaid and other assets...............................         524
Property...............................................       5,716
Accounts payable.......................................         (52)
                                                             ------
Note receivable........................................      $6,381
                                                             ======

14. FAIR VALUE DISCLOSURE OF FINANCIAL INSTRUMENTS

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

     Cash and cash equivalents, receivables (including deferred rent receivable) and accounts payable (including deferred rent payable) are carried at cost that approximates their fair value based on their short term, highly liquid nature. The line of credit is carried at an amount that approximates fair value because it represents short term variable rate debt.

     Notes and mortgage loan receivables totaling $36,917,000 and $31,500,000 as of December 31, 1999 and 1998, respectively, have a fair value of $34,834,000 and $34,211,000, respectively, based upon interest rates for notes with similar terms and remaining maturities.

     Cost method investments totaling $780,000 and $914,000 as of December 31, 1999 and 1998 have a fair value of $993,000 and $849,000, respectively, based on publicly traded share prices for publicly traded investments and prices recently paid by the Company and/or published market values if available for private investments.

     Notes and mortgage loan payable totaling $249,536,000 and $206,112,000 as of December 31, 1999 and 1998, respectively, have a fair value of $243,841,000 and $214,988,000, respectively based upon interest rates for notes with similar terms and remaining maturities.

     The fair value estimates presented herein are based on information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

15. EMPLOYEE BENEFIT PLAN

     Effective October 15, 1997, the U.S. Restaurant Properties, Inc. 401(k) plan (the "Plan") was established as a savings plan for the Company's employees. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of January 1, April 1, July 1 and October 1 immediately following the later of the (i) six months after their first day of employment with the Company or (ii) the date an employee attains the age of 21, as defined. Each participant may make contributions to the

                        U.S. RESTAURANT PROPERTIES, INC.

Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant's annual compensation (not to exceed $10,000 per annum for 1999). The Company will match up to 25% of participating annual employee contributions. The Company's matching contributions are made in Company Stock, which is purchased by the Plan on the open market, and are subject to specified years-of-service for vesting of the Company's portion of contributions to the Plan. Employer contributions of approximately $57,000, $25,000 and $7,000 have been paid or accrued for the years ended December 31, 1999, 1998 and 1997, respectively.

16. PRO FORMA (UNAUDITED)

     The following pro forma information was prepared by adjusting the actual consolidated results of the Company for the years ended December 31, 1999 and 1998 for the effects of:

          a. the purchase of 107 properties on various dates during 1999 for an aggregate purchase price of $103,109,000 including the value of 131,915 OP Units issued to sellers; and the sale of 28 properties for $17,401,000;and the net transfer of $27,512,000 of completed properties from construction in progress and other related financing transactions including the sale of 1,010,000 shares of Common Stock for $20,506,000; and

          b. the purchase of 286 properties on various dates during 1998 for an aggregate purchase price of $214,909,000 including the value of 24,768 shares of Common Stock and 14,254 OP units issued to sellers; and the sale of 12 properties for $8,174,000 and other related financing transactions including the sale of 1,359,063 shares of Common Stock for $32,407,000.

     These pro forma results are not necessarily indicative of what the actual results of operations of the Company would have been assuming all of the properties were acquired as of January 1, 1997 and do not purport to represent the results of operations for future periods.

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      1998
                                                              -------   -------
                                                               (IN THOUSANDS)
Total Revenues..............................................  $83,020   $82,196
                                                              =======   =======
Net income..................................................  $ 1,733   $11,623
Dividends on Preferred Stock/General Partner interest.......   (7,102)   (7,102)
                                                              -------   -------
Net income (loss) allocable to Common shareholders/unit
  holders...................................................  $(5,369)  $ 4,521
                                                              =======   =======
Net income (loss) per share/unit
  Basic.....................................................  $ (0.34)  $  0.29
  Diluted...................................................  $ (0.34)  $  0.28
Weighted average shares/units outstanding
  Basic.....................................................   15,380    15,367
  Diluted...................................................   15,380    16,052

                        U.S. RESTAURANT PROPERTIES, INC.

17. SUMMARY BY QUARTER (UNAUDITED) (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        QUARTER
                                        ---------------------------------------         TOTAL
                                         FIRST    SECOND     THIRD      FOURTH          YEAR
                                        -------   -------   -------     -------        -------
1999
  Revenues............................  $18,742   $20,569   $20,480     $19,826        $79,617
  Net income (loss)...................    2,510     3,693     5,022     (10,435)(a)(d)     790(a)
  Income (loss) allocable to Common
     stockholders.....................      734     1,918     3,246     (12,210)        (6,312)
  Earnings (loss) per common share(c)
     Basic net income (loss) per
       share..........................  $  0.05   $  0.13   $  0.21     $ (0.79)       $ (0.42)
     Diluted net income (loss) per
       share..........................  $  0.05   $  0.13   $  0.20     $ (0.79)       $ (0.42)
1998
  Revenues............................  $12,546   $13,534   $13,845     $15,936        $55,861
  Net income (loss)...................    4,404     4,862      (653)(b)  (2,696)(b)      5,917(b)
  Income (loss) allocable to Common
     stockholders.....................    2,628     3,086    (2,429)     (4,470)        (1,185)
  Earnings (loss) per common share(c)
     Basic net income (loss) per
       share..........................  $  0.20   $  0.24   $ (0.18)    $ (0.31)       $ (0.09)
     Diluted net income (loss) per
       share..........................  $  0.20   $  0.23   $ (0.18)    $ (0.31)       $ (0.09)

---------------

(a) Includes $(3,867) and $(239) in the fourth quarter and year, respectively, relating to the contingent shares of Common Stock or OP units the Company will have to issue in 2001 based upon transactions to date for the termination of the management contract with QSV.

(b) Includes $4,991, $7,056, and $12,047 in the third and fourth quarter and year, respectively, relating to the contingent shares of Common Stock or OP units the Company will have to issue in 2001 based upon transactions to date for the termination of the management contract with QSV.

(c) Due to the significant variances between quarters in net income and weighted average shares outstanding, the combined quarterly income (loss) per share does not equal the reported income (loss) per share for 1998 or 1999.

(d) Results of the fourth quarter 1999 may not be comparable to other quarters because of significant charges recorded relating to the write-down of notes receivable of $7,024 recording of an asset impairment charge of $5,000 and the recording of severance charges of $750 related to the resignation of the Company's President.

                        U.S. RESTAURANT PROPERTIES, INC.

              SCHEDULE OF REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999

                                            INITIAL COST TO COMPANY AND              ACCUMULATED DEPRECIATION
                                         GROSS AMOUNT AT DECEMBER 31, 1999             AT DECEMBER 31, 1999
                         NO. OF     -------------------------------------------   -------------------------------
STORE TYPE             PROPERTIES     LAND     BUILDINGS   EQUIPMENT    TOTAL     BUILDINGS   EQUIPMENT    TOTAL
----------             ----------   --------   ---------   ---------   --------   ---------   ---------   -------
                                                             (IN THOUSANDS)
Applebee's...........      12       $  1,943   $  9,962     $    --    $ 11,905    $   692     $   --     $   692
Arby's...............      80         11,019     38,249         183      49,451      5,014         17       5,031
Bruegger's Bagel.....      17          2,204      8,942          --      11,146      1,226         --       1,226
Burger King..........     201         35,622     65,156         273     101,051     11,598        106      11,704
Chevron..............       8          3,823      6,256         280      10,359        408         32         440
Chili's..............       8          4,202      7,983          --      12,185      1,377         --       1,377
Citgo................       2             --      1,786          --       1,786         89         --          89
Conoco...............      34          8,759     23,826         114      32,699      1,196         21       1,217
Dairy Queen..........      41          2,908      8,628         875      12,411      1,865        459       2,324
Denny's..............       5            682      1,919         109       2,710        128         20         148
El Chico.............      22          8,502     19,685          --      28,187      1,984         --       1,984
Embers...............       8            901      2,248         447       3,596        262        149         411
Fina.................      53          5,115     15,518          --      20,633        833         --         833
Grandy's.............      30         12,758         --          --      12,758                    --
Hardee's.............      26          3,332     14,590       1,736      19,658      3,049        792       3,841
Kettle...............      24          2,433      5,888          --       8,321        493         --         493
KFC..................       4            590      1,539          --       2,129        180         --         180
Exxon Mobil..........       5          2,326      3,566          --       5,892        210         --         210
Phillip 66...........      10          1,775      2,223       1,667       5,665        158        290         448
Pizza Hut............      21          1,975      6,284          --       8,259      1,004         --       1,004
Popeye's.............      24          3,831     10,088          --      13,919        855         --         855
Schlotzsky's.........      28          6,990     14,141          --      21,131      1,201         --       1,201
Taco Bell............       5            441        679          --       1,120         79         --          79
Wendy's..............       8          1,360      2,949          54       4,363        345         15         360
Other Brands.........     254         87,485    137,905       7,797     233,187     11,972      1,262      13,234
                          ---       --------   --------     -------    --------    -------     ------     -------
                          930       $210,976   $410,010     $13,535    $634,521    $46,218     $3,163     $49,381
                          ===       ========   ========     =======    ========    =======     ======     =======

---------------

(1) Substantially all property is restaurant/service station property.

(2) Substantially all property is unsecured except for one office building that is secured by a $1,062,000 mortgage note payable.

(3) Depreciation is computed over the estimated useful life of 15 to 20 years for the restaurant buildings and improvements and 7 years for the restaurant equipment.

(4) Burger King restaurant properties include the land values of 64 restaurant properties in which the building and improvements are accounted for as direct financing leases.

(5) Transactions in real estate and equipment and accumulated depreciation during 1999 and 1998 are summarized below.

(6) The 930 properties include the 944 (934 core business properties, 8 billboard Properties, one terminal and one office building) less 14 properties currently under development.

                                                                COST     DEPRECIATION
                                                              --------   ------------
Balance, December 31, 1997..................................  $325,528     $13,438
  Acquisitions..............................................   204,944          --
  Cost of real estate sold..................................    (7,447)       (325)
  Depreciation expense......................................        --      14,825
  Asset impairment..........................................      (127)         --
                                                              --------     -------
Balance, December 31, 1998..................................   522,898      27,938
  Acquisitions..............................................   103,230          --
  Cost of real estate sold..................................   (15,739)     (1,437)
  Depreciation expense......................................        --      22,880
  Asset impairment..........................................    (5,000)         --
  Transfer from direct financing leases.....................     1,634          --
  Transfer from construction in progress....................    27,498          --
                                                              --------     -------
                                                              $634,521     $49,381
                                                              ========     =======

                               INDEX TO EXHIBITS

        EXHIBIT
         NUMBER
        -------
          10.1           -- Credit Agreement dated April 12, 1999 between U.S.
                            Restaurant Properties Operating L.P. and Credit Lyonnais
                            New York Branch for a term loan of $50,000,000 due April
                            11, 2002.
          12.1           -- Ratios of Earnings to Combined Fixed Charges and
                            Preferred Stock Dividends
          21.1           -- U.S. Restaurant Properties, Inc. List of Subsidiaries as
                            of December 31, 1999
          23.1           -- Independent Auditors' Consent dated March 29, 2000 from
                            Deloitte & Touche LLP.
          27.1           -- Financial Data Schedule