Form 10-Q
period 2000-03-31
U S RESTAURANT PROPERTIES INC
filed 2000-05-15
CIK 1032462

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]  Quarterly Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2000

                                       or

          [ ]  Transition Report pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

      For the transition period from               to
                                    ---------------  --------------

                         Commission File Number 1-13089


                        U.S. RESTAURANT PROPERTIES, INC.
                        --------------------------------
             (Exact name of registrant as specified in its charter)

         Maryland                                      75-2687420
---------------------------                ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                12240 Inwood Road, Suite 200, Dallas, Texas 75244
          ------------------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (972) 387-1487
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


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

As of May 8, 2000, there were 15,373,103 shares of common stock $.001 par value outstanding.

                        U.S. RESTAURANT PROPERTIES, INC.

PART I.  FINANCIAL INFORMATION

         Independent Accountants' Report .......................................................3

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2000
                           (Unaudited) and December 31, 1999....................................4

                  Condensed Consolidated Statements of Operations for the Three
                           Months Ended March 31, 2000 and 1999 (Unaudited).....................6

                  Condensed Consolidated Statements of Other Comprehensive Income
                           for the Three Months Ended March 31, 2000 and
                           1999 (Unaudited).....................................................7

                  Condensed Consolidated Statement of Stockholders' Equity for the
                           Three Months Ended March 31, 2000 (Unaudited)........................8

                  Condensed Consolidated Statements of Cash Flows for the Three
                           Months Ended March 31, 2000 and 1999 (Unaudited).....................9

                  Notes to Condensed Consolidated Financial Statements (Unaudited).............11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...........................................16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................19


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................20

         Item 2.  Changes in Securities........................................................20

         Item 3.  Defaults upon Senior Securities..............................................20

         Item 4.  Submission of Matters to Vote of Security Holders............................20

         Item 5.  Other Information............................................................20

         Item 6.  Exhibits and Reports on Form 8-K.............................................20

PART I            FINANCIAL INFORMATION

INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of U.S. Restaurant Properties, Inc. and its subsidiaries (the "Company") as of March 31, 2000, and the related condensed consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the three months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of U.S. Restaurant Properties, Inc. and its subsidiaries as of December 31, 1999, and the related consolidated statements of operations, comprehensive operations, stockholders' equity and partners' capital and cash flows for the year then ended (not presented herein); and in our report dated March 30, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation of the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
April 28, 2000
(May 11, 2000 as to Note 9)

ITEM I.      FINANCIAL STATEMENTS

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                   MARCH 31,        DECEMBER 31,
                                                                                 ------------       ------------
                                                                                     2000               1999
                                                                                 ------------       ------------
                                                                                 (UNAUDITED)
ASSETS

Property, net
             Land                                                                $    214,840       $    210,976
             Building and leasehold improvements                                      419,519            410,010
             Machinery and equipment                                                   14,573             13,535
                                                                                 ------------       ------------
                                                                                      648,932            634,521

             Less:  accumulated depreciation                                          (55,450)           (49,381)
                                                                                 ------------       ------------
                                                                                      593,482            585,140
Construction in progress                                                               18,320             26,699
Cash and cash equivalents                                                              14,307              9,695
Restricted cash and marketable securities                                               1,006             13,794
Rent and other receivables, net                                                        11,120             10,048
             (includes $117 and $308 due from related
             parties at March 31, 2000 and December 31, 1999, respectively)
Prepaid expenses and purchase deposits                                                  1,412              1,485
Investments                                                                             2,141              2,538
Notes receivable                                                                       13,378             12,010
             (includes $2,118 and $2,186 due from related
             parties at March 31, 2000 and December 31, 1999, respectively)
Mortgage loans receivable                                                              24,076             24,907

Net investment in direct financing leases                                               5,660              6,041

Intangibles and other assets, net                                                      10,013             10,234
                                                                                 ------------       ------------
     TOTAL ASSETS                                                                $    694,915       $    702,591
                                                                                 ============       ============


      continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                MARCH 31,         DECEMBER 31,
                                                                              ------------       ------------
                                                                                  2000               1999
                                                                              ------------       ------------
                                                                              (UNAUDITED)
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                      $     16,678       $     17,743
Accrued dividends and distributions                                                  9,622              9,619
Unearned contingent rent                                                             1,788              2,229
Deferred gain on sale of property                                                      512                512
Line of credit                                                                     164,293            147,086
Notes payable                                                                      236,000            248,500
Mortgage note payable                                                                1,029              1,036
Capitalized lease obligation                                                            16                 17
                                                                              ------------       ------------
                                                                                   429,938            426,742
   TOTAL LIABILITIES

COMMITMENTS AND CONTINGENCIES

MINORITY INTERESTS
                                                                                    79,982             81,685

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value per share;
          50,000 shares authorized, Series A - 3,680 shares
          issued and outstanding at March 31, 2000
          and December 31, 1999 (aggregate liquidation value of $92,000)                 4                  4
Common stock, $.001 par value per share;
          100,000 shares authorized, 15,373 and 15,405
          shares issued and outstanding at March 31, 2000
          and December 31, 1999, respectively                                           15                 15
Additional paid-in capital                                                         280,959            281,420
Excess stock, $.001 par value per share
          15,000 shares authorized, no shares issued
Accumulated other comprehensive loss                                                (2,017)            (1,829)
Distributions in excess of net income                                              (93,966)           (85,446)
                                                                              ------------       ------------
    TOTAL STOCKHOLDERS' EQUITY                                                     184,995            194,164
                                                                              ------------       ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $    694,915       $    702,591
                                                                              ============       ============


See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                   THREE MONTHS ENDED
                                                                       MARCH 31,
                                                                 2000               1999
                                                             ------------      --------------
                                                                                (Not covered
                                                                               by independent
                                                                                accountants'
                                                                                   report)
REVENUES:
          Rental income ...............................      $     18,071       $     16,744
          Interest income .............................             1,418              1,737
          Amortization of unearned income
               on direct financing leases .............               183                261
                                                             ------------       ------------
                TOTAL REVENUES ........................            19,672             18,742

EXPENSES:
          Rent ........................................               262                115
          Depreciation and amortization ...............             6,324              5,474
          General and administrative ..................             2,388              1,312
          Loss on liquidation of investments ..........               816                 --
          Loss on lease resolution ....................             1,367                 --
          Interest expense ............................             7,698              6,739
          Termination of management contract ..........            (1,031)             2,550
          Equity in net loss of affiliates ............                --                 61
                                                             ------------       ------------

                TOTAL EXPENSES ........................            17,824             16,251
                                                             ------------       ------------
INCOME BEFORE GAIN (LOSS) ON SALE OF PROPERTY
          AND MINORITY INTERESTS ......................             1,848              2,491
                                                             ------------       ------------

          Gain (loss) on sale of property .............              (340)                72
                                                             ------------       ------------

INCOME BEFORE MINORITY INTERESTS ......................             1,508              2,563
Minority interests ....................................            (1,099)               (53)
                                                             ------------       ------------
NET INCOME ............................................               409              2,510
Dividends on preferred stock ..........................            (1,776)            (1,776)
                                                             ------------       ------------
NET INCOME (LOSS) ALLOCABLE TO
          COMMON STOCKHOLDERS .........................      $     (1,367)      $        734
                                                             ============       ============


Net income (loss) per share
          Basic                                              $      (0.09)      $       0.05
          Diluted                                            $      (0.09)      $       0.05

Weighted average shares outstanding
          Basic                                                    15,388             14,352
          Diluted                                                  15,388             15,300




See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED MARCH 31,
                                                           2000             1999
                                                        ----------      --------------
                                                                         (Not covered
                                                                        by independent
                                                                         accountants'
                                                                           report)
NET INCOME                                              $      409       $    2,510
             Other comprehensive loss -
                unrealized loss on investments                (188)            (204)
                                                        ----------       ----------
COMPREHENSIVE INCOME                                    $      221       $    2,306
                                                        ==========       ==========


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            ACCUMULATED
                                                                               ADDITIONAL   DISTRIBUTIONS     OTHER
                                      PREFERRED STOCK         COMMON STOCK      PAID-IN     IN EXCESS OF   COMPREHENSIVE
                                    SHARES   PAR VALUE     SHARES   PAR VALUE   CAPITAL      NET INCOME        LOSS        TOTAL
                                    -----------------------------------------------------------------------------------------------
Balance at January 1, 2000           3,680      $ 4        15,405     $ 15     $ 281,420      $ (85,446)    $ (1,829)    $ 194,164
Net income                                                                                          409                        409
Common stock repurchased                                                                                                        --
   and retired (Note 8)                                       (32)      --          (461)                                     (461)
Other comprehensive loss                                                                                        (188)         (188)
Distributions on common stock
   and distributions declared                                                                    (7,153)                    (7,153)
Distributions on preferred stock                                                                 (1,776)                    (1,776)
                                    -----------------------------------------------------------------------------------------------
Balance at March 31, 2000            3,680      $ 4        15,373     $ 15     $ 280,959      $ (93,966)    $ (2,017)    $ 184,995
                                    ===============================================================================================


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)


                                                                    THREE MONTHS ENDED MARCH 31,
                                                                  -------------------------------
                                                                      2000               1999
                                                                  ------------       ------------
                                                                                     (Not covered
                                                                                    by independent
                                                                                     accountants'
                                                                                       report)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                        $        409       $      2,510
Adjustments to reconcile net income to
      net cash from operating activities:
      Depreciation and amortization                                      6,324              5,474
      Amortization of deferred financing costs                             349                236
      Write-off and increase in reserves on receivables                    750                 --
      Non-cash interest income                                              --               (136)
      Accretion of interest income                                        (137)              (409)
      Equity in loss of affiliates                                          --                 61
      Minority interests                                                 1,099                 53
      Loss (gain) on sale of property                                      340                (72)
      Loss on sale of investments                                          816                 --
      Termination of management contract                                (1,031)             2,550
      Decrease (increase) in rent and other receivables, net            (1,329)               628
      Decrease (increase) in prepaid expenses                               73               (616)
      Reduction in net investment in direct financing leases               380                527
      Decrease in accounts payable and accrued liabilities              (1,137)               (36)
      Decrease in unearned contingent rent                                (441)              (220)
                                                                  ------------       ------------
                                                                         6,056              8,040
                                                                  ------------       ------------
            Cash provided by operating activities                        6,465             10,550

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of property and equipment                       2,321              5,934
      Purchase of property                                              (8,433)           (52,151)
      Purchase of machinery and equipment                                 (315)            (2,028)
      Purchase deposits used                                                --              8,523
      Purchase of investments                                               --               (573)
      Proceeds from sale of investments                                    221                 --
      Distributions received on investments                                 88                100
      Decrease in restricted cash                                       12,788                 --
      Increase in mortgage loans receivable                                 --             (1,200)
      Reduction of mortgage loans receivable principal                     842                526
      Increase in notes receivable                                      (3,607)           (10,074)
      Reduction of notes receivable principal                              921                 66
                                                                  ------------       ------------
            Cash provided by (used in) investing activities              4,826            (50,877)


                             continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED) (UNAUDITED)
                                 (IN THOUSANDS)

                                                                             THREE MONTHS ENDED MARCH 31,
                                                                           -------------------------------
                                                                               2000               1999
                                                                           ------------       ------------
                                                                                              (Not covered
                                                                                             by independent
                                                                                              accountants'
                                                                                                report)
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from line of credit                                         $     23,808       $     40,000
      Payments on line of credit                                                 (6,600)           (12,006)
      Distributions to minority interest                                         (1,771)              (500)
      Cash distributions to stockholders/partners                                (7,153)            (6,169)
      Payment of preferred stock dividends                                       (1,776)            (1,776)
      Proceeds from notes payable                                                    --             20,000
      Payments on notes/mortgage payable                                        (12,507)                --
      Financing costs and other intangibles                                        (304)              (140)
      Payments on capitalized lease obligations                                      (1)               (29)
      Repurchase and retirement of stock                                           (375)              (704)
                                                                           ------------       ------------
            Cash flows provided by (used in) financing activities                (6,679)            38,676
                                                                           ------------       ------------

Increase (decrease) in cash and cash equivalents                                  4,612             (1,651)
Cash and cash equivalents at beginning of period                                  9,695              1,857
                                                                           ------------       ------------
Cash and cash equivalents at end of period                                 $     14,307       $        206
                                                                           ============       ============

SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                      $      6,715       $      4,116
                                                                           ============       ============

NON-CASH INVESTING ACTIVITIES:

      Purchase of property under capital lease                             $         --       $         12
      Deferred rent on sale of property                                              --                 91
      Property acquired in exchange for note payable                                 --             15,000
      Unrealized loss on investments classified as available for sale               188                204
      Net transfers from construction in progress to property                    15,870             17,503

NON-CASH FINANCING ACTIVITIES:
      Increase (decrease) in common stock dividends accrued                $        (15)      $        165
      Increase in distributions to minority interest accrued                         --                 14
      Fair value of stock received in exchange for investments                       88                 --

See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.  INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At March 31, 2000, the Company owns 92.31% of and controls the OP. As of March 31, 2000, the Company owns 934 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three months ended March 31, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The condensed consolidated financial statements as of and for the three months ended March 31, 2000, included herein, have been subjected to a limited review by Deloitte & Touche LLP, the Company's independent accountants. The condensed consolidated financial statements for the three months ended March 31, 1999 have not been subjected to such a limited review. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2000 and the consolidated results of its operations, comprehensive operations, stockholders' equity and cash flows for the three months ended March 31, 2000 and 1999.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground rents where applicable. Accordingly, the accompanying consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income. For the three months ended March 31, 2000 and 1999, the Company has recorded rent expense of $1,022,000 and $777,000, respectively as a reduction to rent revenues.

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

Amounts in previous periods have been reclassified to conform to current period presentation.

The Company had 15,373,103 and 15,404,597 shares of common stock outstanding as of March 31, 2000 and December 31, 1999 respectively.

2.  NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share are computed based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the dilutive effect of stock options, contingent shares and stock on which the price is guaranteed ("Guaranteed Stock"). In addition, convertible preferred stock was antidilutive in the three months ended March 31, 2000 and 1999.

A reconciliation of net income (loss) per share and the weighted average shares outstanding for calculating basic and diluted net income (loss) per share for the periods ended March 31, 2000 and 1999 is as follows:


                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                            -------------------------------
(In thousands, except per share amounts)                                        2000               1999
                                                                            ------------       ------------
Net income                                                                  $        409       $      2,510
          Dividends on preferred stock
                                                                                  (1,776)            (1,776)
                                                                            ------------       ------------
Net income allocable to common stockholders                                 $     (1,367)      $        734
                                                                            ============       ============

Net income (loss) per share allocable to common stockholders - Basic        $      (0.09)      $       0.05
                                                                            ============       ============

Net income (loss) per share allocable to common stockholders - Diluted      $      (0.09)      $       0.05
                                                                            ============       ============


Weighted average shares outstanding (a)
          Basic                                                                   15,388             14,352
                    Dilutive effect of outstanding options                            --                 55
                    Dilutive effect of contingent OP units                            --                756
                    Dilutive effect of guaranteed stock                               --                137
                                                                            ------------       ------------
          Diluted                                                                 15,388             15,300
                                                                            ============       ============


          (a) March 31, 2000, excludes 3,679,938 shares of convertible preferred stock, 16,999 shares and 146,169 OP units with guaranteed values, 825,000 contingent shares, 815,577 stock options and 1,294,587 OP units which are anti-dilutive. March 31, 1999, excludes 3,679,938 shares of convertible preferred stock, 622,000 stock options and 1,162,672 OP units, which are anti-dilutive.

3.  PROPERTY ACQUISITIONS AND DISPOSITIONS

During the three months ended March 31, 2000, the Company completed the purchase of two pieces of land and two development properties for an aggregate purchase price of $163,000. In addition, the Company transferred completed construction on five previously acquired properties of approximately $15,870,000 from construction in progress to land, building and equipment. In addition, one property was sold for net cash proceeds of $2,321,000 and one ground lease was not renewed.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 15 - 30 days.

On March 31, 2000, earnest money purchase deposits amounting to $66,000 were on deposit for the purchase of properties. These amounts will be included in the allocation of the purchase price of the respective properties once acquired or reduced once the deposit is returned. Non-refundable deposits are expensed once it becomes unlikely that the property will be acquired.

4. INVESTMENTS

The aggregate cost basis and net unrealized loss for investments classified as available for sale under Statement of Financial Accounting Standards ("SFAS") No. 115 at March 31, 2000 were $3,416,000 and $(2,017,000), respectively. The net unrealized loss is recorded as a separate component of stockholders' equity of which $(188,000) was recorded during the three months ended March 31, 2000. These investments had a fair value of $1,399,000 at March 31, 2000. In addition to these investments, the Company has other investments carried at a cost basis of approximately $742,000. In addition, during the three months ended March 31, 2000, the Company liquidated its investment in ANZ Co., and dissolved the Lending Group GP, Inc. and the Lending Group LP, Inc., which had been accounted for under the equity method, which resulted in losses of $816,000.

5. REVOLVING CREDIT FACILITIES

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. The Company received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. As of March 31, 2000, the Company had no availability under this credit agreement. The banks will also issue standby letters of credit for the account of the Company under this line of credit. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest in tranches of 30, 60 or 90-day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. Throughout the three month period ended March 31, 2000, the margin spread was 1.35%. At March 31, 2000 the weighted average effective rate of the credit agreement was 7.37%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement. The line of credit requires the Company to maintain a Minimum Combined Equity Value of $200 million, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured line of credit of $50 million. As of March 31, 2000, the $50 million was outstanding and locked in a 30-day LIBOR contract bearing interest at 8.75% (based on a LIBOR rate of 6.5% plus a spread of 2.25%). This credit facility matures in April 2002.

The Company is in compliance with all covenants associated with its revolving credit facilities as of March 31, 2000.

6. NOTES PAYABLE

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which was due January 31, 2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled.

The Company is in compliance with all covenants associated with its debt and credit facilities as of March 31, 2000.

7. RELATED PARTY TRANSACTIONS

The Managing General Partner of Arkansas Restaurants #10 L.P. (ARK #10) is owned by a member of the Board of Directors of the Company who receives no compensation for this role. As of March 31, 2000 and December 31, 1999, a note receivable of $1,187,000 was due from ARK #10. The note receivable is due on July 1, 2016 and has an interest rate of 9.0% per annum. At March 31, 2000 and December 31, 1999, tenant and other receivables from ARK #10 were $90,000 and $291,000, respectively. As of March 31, 2000 and December 31, 1999, the Company has recorded an allowance for uncollectability for these receivables of $1,056,000.

In connection with Mr. Robert Stetson's resignation as Chief Executive Officer and President of the Company, the Company entered into a Settlement Agreement and Consulting Agreement with Mr. Stetson as of October 6, 1999. Pursuant to the terms of the Settlement Agreement, the Company agreed to provide Mr. Stetson one or more loans, up to the aggregate of $800,000, for the sole purpose of acquiring shares of the Company's common stock from time to time in the open market. In March, 2000, the Company advanced $400,000 to Mr. Stetson for the purchase of common stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through March 2006, with a final payment of principal and interest due in March, 2006. Pursuant to the note agreement, Mr. Stetson must pledge the common stock purchased with the note proceeds as collateral for the loans.

The Managing General Partner of Southeast Fast Food Partners, L.P. (SFF) is owned by an officer and director of the Company. As of March 31, 2000 and December 31, 1999, a note receivable of $538,000 and $358,000, respectively, was due from SFF. The note receivable is due on July 15, 2000 and has an interest rate of 9.0% per annum. As of March 31, 2000 and December 31, 1999, an allowance for uncollectability had been recorded for the full amount of this note.

In April 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co., to form two limited partnerships. The two limited partnerships engaged in lending activities to owners and operators of quick service franchise and gas station/convenience store outlets. During the first quarter of 2000, all partners involved agreed to dissolve the joint venture, and the Company recorded a loss of approximately $291,000 upon the dissolution of this joint venture.

In March 1998, the Company issued 23,725 shares of common stock for a 15% ownership interest in The Anz Company, LLC ("ANZ"). During 1999 and 1998 ANZ provided services for the Company. These services represented approximately 9.0% of ANZ's total revenue. During the three month period ended March 31, 2000, the Company liquidated its interest in ANZ and recorded a loss of approximately $525,000.

8. STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

During the three months ended March 31, 2000, the Company paid distributions of $7,754,000 to its common stockholders and the minority interest OP unitholders (or $0.465 per share of common stock) and $1,776,000 to its preferred stockholders (or $0.4825 per share of Preferred Stock) which were declared and accrued in 1999. As of March 31, 2000, $9,526,000 in dividends had been declared to be paid on preferred and common stock outstanding to stockholders and minority interests OP unitholders of record on June 1, 2000.

COMMON STOCK

During the three months ended March 31, 2000, the Company reacquired and retired 31,494 shares of common stock with a fair value of approximately $461,000.

MINORITY INTERESTS

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, each OP unit represents a minority interest in the OP of the Company. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of common stock. Each OP unit may be exchanged by the holder thereof for one share of common stock of the Company. With each exchange of outstanding OP units for common stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. In addition, under a terminated management contract in 1997 the former managing partner of the Company's predecessor, QSV Properties, Inc. ("QSV"), is entitled to an additional 825,000 shares of common stock of the Company or its equivalent in OP units if certain earnings targets are met by the year 2000. These earnings targets are based upon what QSV would have received under the management contract that was terminated. For the three month period ended March 31, 2000, the Company recorded a credit of $1,031,000 representing a decrease in the value of the 825,000 contingent shares earned under the earnings target formula. The 825,000 contingent shares have not been issued and will not participate in any income (loss) or receive any distributions from the OP until such units are issued. As of March 31, 2000 there are 1,294,587 OP units outstanding.

During 1999, the Company issued $55,000,000 of 8.5% preferred interest in USRP/HCI Partnership 1, L.P. ("HJV"), a subsidiary of the Company, to a third party for net proceeds of $52,793,000. Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000 payable monthly from the cash flows of HJV. Income is allocated to the preferred interest holder equal to their distribution.

The OP units outstanding at March 31, 2000 and December 31, 1999 of 1,294,587 and the preferred partnership interests represent the minority interests of the Company.

Minority interest in the OP and the preferred partnership consists of the following at March 31, 2000 (in thousands):

Balance at December 31, 1999                                      $  81,685

Change in market value of contingent shares during the period        (1,031)

Distributions paid and accrued in the period                         (1,771)

Income allocated to minority interest                                 1,099
                                                                  ---------

Balance at March 31, 2000                                         $  79,982
                                                                  =========

9. SUBSEQUENT EVENTS

On May 11, 2000, the Company executed an interest rate swap agreement in conjunction with its Credit Lyonnais credit agreement. The interest rate swap has a notional amount of $50 million on which the Company pays a fixed rate of 6.99% and receives a variable rate based upon LIBOR. The interest rate swap agreement has a term of three years with an option for the Company to terminate the agreement any time after one year. The agreement calls for interest to be paid or received quarterly.

On May 8, 2000, the Company entered into a sales agreement for service stations in Georgia. The agreement calls for a sales price of approximately $30 million and is expected to close by June 30, 2000. For the year ended December 31, 1999, the Company had recorded as asset impairment of approximately $5 million on these properties. Based on the current carrying value of these properties, and subject to final closing costs and adjustments, the Company does not expect to recognize a material gain or loss on this transaction.

As disclosed in the Form 10-K for the year ended December 31, 1999, the Company issued an irrevocable standby letter of credit in the amount of $750,000, in connection with the service stations in Georgia, against which the beneficiary could present drafts if the tenant defaulted on purchases of gasoline. Prior to expiration of the letter of credit, and subsequent to March 31, 2000, the beneficiary presented the Company with evidence that the tenant had defaulted on purchases of gasoline and distillate in the amount of $462,156, which the Company funded with cash. The letter of credit was returned and cancelled. The beneficiary will reimburse the Company for fifty percent (50%) of the $462,156 (or $231,078) at closing of the sale.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS.

The Company derives its revenue primarily from the leasing of its properties (primarily restaurants) to operators on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground rents where applicable. A majority of the Company's leases provide for a base rent plus a percentage of the sales in excess of a threshold amount. As a result, a portion of the Company's revenues is a function of the number of properties in operation and their level of sales. Sales at individual properties are influenced by local market conditions, by the efforts of specific operators, by marketing, by new product programs, support of the franchisor and by the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

Comparison of the three months ended March 31, 2000 to the three months ended March 31, 1999

Revenues, including income earned on direct financing leases, in the three months ended March 31, 2000 totaled $19,672,000 up 5% from the $18,742,000 recorded for the three months ended March 31, 1999. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1999. Through March 31, 2000, approximately 8% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), consistent with 8% for the three months ended March 31, 1999. Also included in revenues is interest income relating to secured notes and mortgage receivables from tenants and related parties. Interest income was $1,418,000 for the three months ended March 31, 2000 compared with $1,737,000 for the three months ended March 31, 1999.

Rent expense for the three months ended March 31, 2000 totaled $262,000, an increase of 128% when compared to the three months ended March 31, 1999. Depreciation and amortization expenses in the three months ended March 31, 2000 totaled $6,324,000, an increase of 16% when compared to the three months ended March 31, 1999. The increase in rent expense and depreciation and amortization expenses directly relates to property acquisitions.

General and administrative expenses for the three months ended March 31, 2000 totaled $2,388,000, an increase of $1,076,000 or 82% when compared to the three months ended March 31, 1999. Of the $1,076,000 increase, approximately $750,000 of the increase is attributable to an increase in allowance for doubtful accounts; and approximately $326,000 is attributable to increased infrastructure required to maintain the increased level of properties.

Loss on liquidation of investments of $816,000 resulted from the liquidation of the Company's 15% interest in The Anz Company, LLC which resulted in a loss of $525,000, and the liquidation of the Company's interest in U.S. Restaurant Lending GP, Inc. and U.S. Restaurant Lending LP, Inc. which resulted in a loss $291,000.

Loss on lease resolution resulted from costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties, as disclosed in the Company's 1999 Form 10-K. Costs of $500,000 were incurred in the resolution of a lease with an operator of service stations in Georgia as disclosed in the Company's 1999 Form 10-K. The Company has entered into an agreement to sell these service stations in Georgia in the second quarter of 2000.

Interest expense for the three months ended March 31, 2000 totaled $7,698,000, an increase of 14%, when compared to the three months ended March 31, 1999. The increase in interest expense directly relates to the additional debt associated with the acquisitions and the higher interest rate associated with the additional debt.

A non-cash accounting credit of $1,031,000 relating to the termination of the management contract with QSV was recorded for the three months ended March 31, 2000 compared with a charge of $2,550,000 recorded for the three months ended March 31, 1999. This current period credit represents the change in market value of a share of common stock at March 31, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent OP units. The previous period's charge represents the effect of (i) the change in market value between December 31, 1998 and March 31, 1999 and (ii) an increase in the number OP units earned by QSV from 495,509 units as of December 31, 1998, to 755,816 OP Units at March 31, 1999. A maximum total of 825,000 shares of Common Stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These OP units have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been earned and issued in 2001.

There was no equity in net loss of affiliates for the three months ended March 31, 2000 compared to an equity in net loss of affiliates of $61,000 for the three months ended March 31, 1999. This decrease is primarily the result of the Company's disposition of several of its investments in other entities in which the Company held a minority interest.

Minority interests in net income was $1,099,000 for the three months ended March 31, 2000 compared to $53,000 for the three months ended March 31, 1999. This increase relates primarily to the minority interest in the USRP/HCI Partnership 1, L.P. ("HJV"), which was formed during 1999, when the Company issued $55,000,000 of 8.5% preferred interest in HJV to a third party.

The loss on sale of properties of $340,000 for the three months ended March 31, 2000 relates to the sale of one property for cash of $2,321,000 and the non-renewal of ground leases. The gain on sale of properties of $72,000 for the three months ended March 31, 1999 relates to the sale of 12 properties for cash of $5,934,000, net of closing costs.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating and dividend payment needs is used to reduce amounts outstanding under the Company's credit agreements. As of March 31, 2000, the Company has non-binding letters of intent for acquisitions of approximately $17 million. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. Thus the Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $1,100,000 during the year ending December 31, 2000 to renovate and remodel currently owned properties. As of March 31, 2000 approximately $1,240,000 had been funded to date for remodels, and the Company had 20 properties in various stages of development. As of March 31, 2000 the Company had commitments of approximately $10 million representing construction contract costs not yet incurred.

During the three months ended March 31, 2000 the Company paid dividends of $0.465 per share, or an aggregate of $7,754,000 to common stockholders and minority interests. In addition, the Company paid dividends of $0.4825 per share, or an aggregate $1,776,000 to preferred stockholders during the three months ended March 31, 2000. On March 21, 2000, the Company declared a dividend of $0.465 per share to common stockholders and minority interests and $0.4825 per share to preferred stockholders to be paid on June 15, 2000 to holders of record on June 1, 2000.

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which was due January 31, 2000; and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled.

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175 million. The Company received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. As of March 31, 2000, the Company had no availability under this credit agreement. The banks will also issue standby letters of credit for the account of the Company under this line of credit. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest in tranches of 30, 60 or 90-day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. Throughout the three month period ended March 31, 2000, the margin spread was 1.35%. At March 31, 2000, the weighted average effective rate of the credit agreement was 7.37%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement. The line of credit requires the Company to maintain a Minimum Combined Equity Value of $200 million, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and

Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP became a party to the revolving credit agreement, and accepted the assignment of $10 million of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10 million.

In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured line of credit of $50 million. As of March 31, 2000, the $50 million was outstanding and locked in a 30-day LIBOR contract bearing interest at 8.75% (based on a LIBOR rate of 6.5% plus a spread of 2.25%). This credit facility matures in April 2002.

The Company is in compliance with all covenants associated with its debt and revolving credit facilities as of March 31, 2000.

Management believes that cash flow from operations, along with the Company's ability to raise additional equity, including the issuance of preferred interests in subsidiaries of the Company, and anticipated sales of properties will provide the Company with sufficient liquidity to meet its short-term and long-term capital needs. The Company is currently negotiating refinancing of debt issues maturing in 2000 and 2001. However, there can be no assurance that the terms at which existing debt is refinanced will be as favorable to the Company as under the existing facilities.

FUNDS FROM OPERATIONS (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") in their National Policy Bulletin dated November 8, 1999, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization and gains (or losses) from sales of property. The Company has restated FFO for the three months ended March 31, 1999 to reflect the adoption of this policy. The Company believes FFO enhances and is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligations, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America) as an indication of the Company's financial performance or to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United States of America) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table sets forth, for the three months ended March 31, 2000 and 1999, the calculation of funds from operations.

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
(in thousands)                                         2000        1999
                                                    ---------    --------
Net income (loss) allocable to common stockholders   $ (1,367)   $    734
Depreciation and amortization                           6,288       5,454
Loss (gain) on sale of property                           340         (72)
Income allocable to minority interest of the OP           (70)         53
                                                     --------    --------
Funds from operations                                $  5,191    $  6,169
                                                     ========    ========

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There were no significant changes to the information reported in the 1999 Annual Report on Form 10-K.

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



                                       U.S. RESTAURANT PROPERTIES, INC.




Dated: May 15, 2000                    By: /s/ Barbara Erhart
                                          --------------------------------------
                                          Barbara Erhart
                                          Chief Financial Officer
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                     DESCRIPTION
-------                    -----------
12.1              -        Ratio of Earnings to Combined Fixed Charges and
                           Preferred Stock Dividends

27.1              -        Financial Data Schedule