Form 10-Q
period 2000-06-30
U S RESTAURANT PROPERTIES INC
filed 2000-08-14
CIK 1032462

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

      For the transition period from                 to
                                     ---------------    ------------------



                         Commission file number 1-13089


                        U.S. Restaurant Properties, Inc.
             (Exact name of registrant as specified in its charter)

              Maryland                                          75-2687420
(State or other jurisdiction of incorporation                (I.R.S. Employer
           or organization)                                 Identification No.)


                12240 Inwood Rd., Suite 200, Dallas, Texas 75244
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 387-1487
              (Registrant's telephone number, including area code)


(Former name, former address and former fiscal year, if changed since last report)


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

As of August 10, 2000, U.S. Restaurant Properties, Inc. had 15,373,103 shares of common stock $.001 par value outstanding.

===============================================================================

                        U.S. RESTAURANT PROPERTIES, INC.



PART I. FINANCIAL INFORMATION

         Independent Accountants' Report........................................................3

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2000
                           (Unaudited) and December 31, 1999....................................4

                  Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2000 and 1999 (Unaudited)......................6

                  Condensed Consolidated Statements of Other Comprehensive Operations
                           for the three and six months ended June 30, 2000 and
                           1999 (Unaudited).....................................................7

                  Condensed Consolidated Statement of Stockholders' Equity for the
                           six months ended June 30, 2000 (Unaudited)...........................8

                  Condensed Consolidated Statements of Cash Flows for the six
                           months ended June 30, 2000 and 1999 (Unaudited)......................9

                  Notes to Condensed Consolidated Financial Statements (Unaudited).............11

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...........................................17

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................23


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................24

         Item 2.  Changes in Securities and Use of Proceeds....................................24

         Item 3.  Defaults upon Senior Securities..............................................24

         Item 4.  Submission of Matters to a Vote of Security Holders..........................24

         Item 5.  Other Information............................................................24

         Item 6.  Exhibits and Reports on Form 8-K.............................................24

                          PART I FINANCIAL INFORMATION



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of U.S. Restaurant Properties, Inc. and its subsidiaries (the "Company") as of June 30, 2000, and the related condensed consolidated statements of operations, comprehensive operations, stockholders' equity and cash flows for the three-month and six-month periods then ended. These financial statements are the responsibility of the Company's management.

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



/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
July 28, 2000
(July 31, 2000 as to Note 9)

ITEM I. FINANCIAL STATEMENTS

                        U.S. RESTAURANT PROPERTIES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                      JUNE 30,      DECEMBER 31,
                                                                                   -------------    -------------
                                                                                        2000             1999
                                                                                   -------------    -------------
                                                                                    (UNAUDITED)
ASSETS

Property, net
             Land                                                                  $     216,095    $     210,976
             Building and leasehold improvements                                         413,846          410,010
             Machinery and equipment                                                      14,276           13,535
                                                                                   -------------    -------------
                                                                                         644,217          634,521
             Less:  accumulated depreciation                                             (56,257)         (49,381)
                                                                                   -------------    -------------
                                                                                         587,960          585,140
Construction in progress                                                                   9,590           26,699
Cash and cash equivalents                                                                  1,047            9,695
Restricted cash and marketable securities                                                  2,924           13,794
Rent and other receivables, net                                                           11,077           10,406
             (includes $131 and $308 due from related
             parties, and $2,972 and $3,989 allowance for doubtful accounts at June 30, 2000 and December 31, 1999, respectively)
Prepaid expenses and purchase deposits                                                     1,615            1,485
Investments                                                                                2,602            2,538
Notes receivable                                                                          12,521           11,652
             (includes $400 and $2,186 due from related
             parties, and $2,489 and $1,682 allowance for doubtful accounts at June 30, 2000 and December 31, 1999, respectively)

Mortgage loans receivable                                                                 23,804           24,907
Net investment in direct financing leases                                                  4,326            6,041
Intangibles and other assets, net                                                          8,920            9,720
                                                                                   -------------    -------------
     TOTAL ASSETS                                                                  $     666,386    $     702,077
                                                                                   =============    =============

     continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
               CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                     JUNE 30,        DECEMBER 31,
                                                                                   -------------    -------------
                                                                                       2000              1999
                                                                                   -------------    -------------
                                                                                    (UNAUDITED)
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities                                           $      16,417    $      17,743
Accrued dividends and distributions                                                           --            9,619
Unearned contingent rent                                                                   2,309            2,229
Deferred gain on sale of property                                                            512              512
Line of credit                                                                           150,150          147,086
Notes payable                                                                            235,586          247,986
Mortgage note payable                                                                      1,022            1,036
Capitalized lease obligation                                                                  16               17
                                                                                   -------------    -------------
   TOTAL LIABILITIES                                                                     406,012          426,228

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN OPERATING PARTNERSHIPS                                               76,334           81,685

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value per share; 50,000 shares authorized, Series
          A - 3,680 shares issued and outstanding at June 30, 2000 and
          December 31, 1999 (aggregate liquidation value of $92,000)                           4                4

Common stock, $.001 par value per share; 100,000 shares authorized,
          15,373 and 15,405 shares issued and outstanding at June 30, 2000
          and December 31, 1999, respectively                                                 15               15

Additional paid-in capital                                                               280,959          281,420
Excess stock, $.001 par value per share
             15,000 shares authorized, no shares issued
Accumulated other comprehensive loss                                                      (1,571)          (1,829)
Distributions in excess of net income                                                    (95,367)         (85,446)
                                                                                   -------------    -------------
    TOTAL STOCKHOLDERS' EQUITY                                                           184,040          194,164
                                                                                   -------------    -------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     666,386    $     702,077
                                                                                   =============    =============


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                             THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                        JUNE 30,
                                                          2000             1999           2000            1999
                                                       ----------      ----------      ----------      ----------
                                                                      (NOT COVERED                    (NOT COVERED
                                                                     BY INDEPENDENT                  BY INDEPENDENT
                                                                  ACCOUNTANTS' REPORT)             ACCOUNTANTS' REPORT)
Revenues:
         Rental income                                 $   20,458      $   18,676      $   38,529      $   35,423
         Interest income                                    1,205           1,657           2,623           3,394
         Amortization of unearned income
             on direct financing leases                       154             236             337             497
                                                       ----------      ----------      ----------      ----------
              Total revenues                               21,817          20,569          41,489          39,314

Expenses:
         Rent                                                 447             126             709             244
         Depreciation and amortization                      6,676           5,473          13,000          10,947
         General and administrative                         2,941           1,849           4,579           3,161
         Provision for doubtful accounts                    5,420             295           6,170             295
         Loss on liquidation of investments                    --              --             816              --
         Loss on renegotiated leases                           --              --           1,367              --
         Interest expense                                   7,851           7,401          15,549          14,140
         Termination of management contract                (3,391)          2,092          (4,422)          4,642
         Impairment of long-lived assets                    3,372              --           3,372              --
         Equity in net loss of affiliates                      --            (142)             --             (81)
                                                       ----------      ----------      ----------      ----------

              Total expenses                               23,316          17,094          41,140          33,348
                                                       ----------      ----------      ----------      ----------
Income (loss) before gain on sale of property
         and minority interests                            (1,499)          3,475             349           5,966
                                                       ----------      ----------      ----------      ----------

         Gain on sale of property                           1,011             375             671             447
                                                       ----------      ----------      ----------      ----------

Income (loss) before minority interests                      (488)          3,850           1,020           6,413
Minority interests                                           (911)           (157)         (2,010)           (210)
                                                       ----------      ----------      ----------      ----------
Net income (loss)                                          (1,399)          3,693            (990)          6,203
Dividends on preferred stock                               (1,775)         (1,775)         (3,551)         (3,551)
                                                       ----------      ----------      ----------      ----------
Net income (loss) allocable to
         common stockholders                           $   (3,174)     $    1,918      $   (4,541)     $    2,652
                                                       ==========      ==========      ==========      ==========


Net income (loss) per share
         Basic                                         $    (0.21)     $     0.13      $    (0.30)     $     0.18
         Diluted                                       $    (0.21)     $     0.13      $    (0.30)     $     0.17

Weighted average shares outstanding
         Basic                                             15,373          14,345          15,381          14,348
         Diluted                                           15,373          15,252          15,381          15,290


See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
      CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                  (UNAUDITED)


                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                          2000             1999            2000             1999
                                        ----------      ----------      ----------      ----------
                                                       (NOT COVERED                    (NOT COVERED
                                                      BY INDEPENDENT                   BY INDEPENDENT
                                                   ACCOUNTANTS' REPORT)              ACCOUNTANTS' REPORT)
Net income (loss)                       $   (1,399)     $    3,693      $     (990)     $    6,203
Other comprehensive income (loss) -
  unrealized gain (loss) on
  investments                                  446            (131)            258            (335)
                                        ----------      ----------      ----------      ----------
Comprehensive income (loss)             $     (953)     $    3,562      $     (732)     $    5,868
                                        ==========      ==========      ==========      ==========



See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                           ACCUMULATED
                                                                               ADDITIONAL  DISTRIBUTIONS     OTHER
                                    PREFERRED STOCK         COMMON STOCK        PAID-IN    IN EXCESS OF  COMPREHENSIVE
                                  SHARES    PAR VALUE     SHARES  PAR VALUE     CAPITAL     NET INCOME   INCOME (LOSS)   TOTAL
                                  ------    ---------    -------  ---------     --------    ----------   -------------  --------
Balance at January 1, 2000         3,680      $     4     15,405      $  15     $281,420      $(85,446)     $(1,829)    $194,164
Net loss                                                                                          (990)                     (990)
Common stock repurchased                                                                                                      --
   and retired                                               (32)        --         (461)                                   (461)
Other comprehensive income (loss)                                                                               258          258
Distributions on common stock
   and distributions declared                                                                   (7,155)                   (7,155)
Distributions on preferred stock                                                                (1,776)                   (1,776)
                                  ------      -------    -------      -----     --------      --------      -------     --------
Balance at June 30, 2000           3,680      $     4     15,373      $  15     $280,959      $(95,367)     $(1,571)    $184,040
                                  ======      =======    =======      =====     ========      ========      =======     ========



See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                 (IN THOUSANDS)



                                                                           SIX MONTHS ENDED JUNE 30,
                                                                      --------------------------------
                                                                          2000                1999
                                                                      -------------      -------------
                                                                                         (NOT COVERED
                                                                                         BY INDEPENDENT
                                                                                       ACCOUNTANTS' REPORT)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                     $        (990)     $       6,203
Adjustments to reconcile net income (loss) to
         net cash from operating activities:
      Depreciation and amortization                                          13,000             10,947
      Amortization of deferred financing costs                                  544                547
      Impairment of long-lived assets                                         3,372                 --
      Dead deal costs                                                           119                 --
      Write-off and increase in reserves on receivables                       6,170                295
      Realized and unrealized gain on trading securities
         and accretion of interest income                                      (253)              (935)
      Equity in loss of affiliates                                               --                (81)
      Minority interests                                                      2,010                210
      Loss (gain) on sale of property                                          (671)              (447)
      Loss on sale of investments                                               816                 --
      Termination of management contract                                     (4,422)             4,642
      Decrease (increase) in rent and other receivables                      (3,858)               405
      Decrease (increase) in prepaid expenses                                  (130)            (1,015)
      Reduction in net investment in direct financing leases                  1,590              1,022
      Decrease in accounts payable and accrued liabilities                   (1,325)              (287)
      Increase (decrease) in unearned contingent rent                            80               (404)
                                                                      -------------      -------------
                                                                             17,042             14,899
                                                                      -------------      -------------

            Cash provided by operating activities                            16,052             21,102

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of property and equipment                            9,443              7,262
      Purchase of property                                                  (11,881)           (68,881)
      Purchase of machinery and equipment                                      (176)            (2,050)
      Purchase deposits used                                                     --              8,378
      Purchase of investments                                                    --               (620)
      Proceeds from sale of investments                                         259                148
      Distributions received on investments                                     111                155
      Decrease in restricted cash                                            10,870                 --
      Increase in mortgage loans receivable                                      --             (1,200)
      Reduction of mortgage loans receivable principal                        1,115                921
      Increase in notes receivable                                           (4,466)           (11,026)
      Reduction of notes receivable principal                                 1,644              1,166
                                                                      -------------      -------------
            Cash provided by (used in) investing activities                   6,919            (65,747)
                     continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (CONTINUED)
                                 (IN THOUSANDS)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                 --------------------------------
                                                                                     2000                1999
                                                                                 -------------      -------------
                                                                                                     (NOT COVERED
                                                                                                     BY INDEPENDENT
                                                                                                  ACCOUNTANTS' REPORT)
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from line of credit                                               $      32,294      $     113,000
      Payments on line of credit                                                       (29,229)           (42,945)
      Distributions to minority interest                                                (2,939)            (1,014)
      Cash distributions to stockholders/partners                                       (7,156)           (12,521)
      Payment of preferred stock dividends                                              (1,776)            (3,551)
      Decrease in accrued dividends payable                                             (9,619)                 -
      Proceeds from sale of stock                                                            -                155
      Payments on notes/mortgage payable                                               (12,514)                 -
      Financing costs and other intangibles                                               (304)            (1,061)
      Payments on capitalized lease obligations                                             (1)               (52)
      Repurchase and retirement of stock                                                  (375)              (704)
                                                                                 -------------      -------------
            Cash flows provided by (used in) financing activities                      (31,619)            51,307
                                                                                 -------------      -------------

Increase (decrease) in cash and cash equivalents                                        (8,648)             6,662
Cash and cash equivalents at beginning of period                                         9,695              1,857
                                                                                 -------------      -------------
Cash and cash equivalents at end of period                                       $       1,047      $       8,519
                                                                                 =============      =============

SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period,
         net of amounts capitalized of $492 and $733, respectively               $      14,944      $      12,699
                                                                                 =============      =============

NON-CASH INVESTING ACTIVITIES:

      Purchase of property under capital lease                                      $        -      $          12
      Deferred rent on sale of property                                                      -                 96
      Deferred gain on sale of property                                                      -                214
      Property acquired in exchange for note payable                                         -             15,000
      Unrealized (loss) gain on investments classified as available for sale               258               (335)
      Notes received on sale of investments                                                  -                443
      Notes received on sale of property                                                 1,657                  -
      Net transfers from construction in progress to property                           26,118             14,994

NON-CASH FINANCING ACTIVITIES:
      Increase (decrease) in common stock dividends accrued                      $         (15)     $         350
      Increase in distributions to minority interest accrued                                 -                 29
      Fair value of stock received in exchange for investments                              88                  -


See Notes to Condensed Consolidated Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At June 30, 2000, the Company owned 92.31% of and controlled the OP. As of June 30, 2000, the Company owned 921 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and six months ended June 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

The condensed consolidated financial statement as of and for the three and six months ended June 30, 2000, included herein, have been subjected to a review by Deloitte & Touche LLP, the Company's independent accountants. The condensed consolidated financial statements as of and for the three and six months ended June 30, 1999 have not been subjected to such a review. Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2000, the consolidated results of its operations and comprehensive operations for the three and six months ended June 30, 2000 and 1999, and stockholders' equity and cash flows for the six months ended June 30, 2000 and 1999.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground rents where applicable. Accordingly, the accompanying condensed consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income. For the three and six months ended June 30, 2000 and 1999, the Company has recorded rent expense of $1,013,000 and $2,035,000 in 2000, respectively, and $1,042,000 and $1,816,000 in 1999, respectively, as reductions to rent revenues.

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

The Company is currently in the process of reviewing the effect that Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" will have on the Company's consolidated financial statements. As disclosed in the Company's Form 10-K for December 31, 1999, the Company revised its accounting for contingent rent on a prospective basis, effective May 21, 1998, to account for contingent rents in accordance with the initial consensus reached in the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") 98-9, "Accounting for Contingent Rent in Interim Financial Periods." As the Company has already complied with the requirements of accounting for contingent rents, the Company does not believe that additional changes as a result of SAB No. 101 will be significant to the Company's consolidated financial statements. However, management is still assessing any additional impact that will result from SAB No. 101. SAB No. 101 is effective for the Company beginning October 1, 2000.

The Company had 15,373,103 and 15,404,597 shares of common stock outstanding as of June 30, 2000 and December 31, 1999, respectively.

2. NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is computed based upon the weighted average number of common shares outstanding. Diluted income (loss) per share reflects the dilutive effect of stock options, contingent shares and stock on which the price is guaranteed ("Guaranteed Stock"). The convertible preferred stock was anti-dilutive in the three and six months ended June 30, 2000 and 1999.

A reconciliation of net income (loss) per share and the weighted average shares outstanding for calculating basic and diluted net income (loss) per share for the periods ended June 30, 2000 and 1999 is as follows:

                                                                          THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                               JUNE 30,                        JUNE 30,
                                                                    -----------------------------     ----------------------------
(In thousands, except per share amounts)                                2000             1999             2000            1999
                                                                    ------------     ------------     ------------    ------------
Net income                                                          $     (1,399)    $      3,693     $       (990)   $      6,203
          Dividends on preferred stock (a)                                (1,775)          (1,775)          (3,551)         (3,551)
                                                                    ------------     ------------     ------------    ------------
Net income allocable to common stockholders                         $     (3,174)    $      1,918     $     (4,541)   $      2,652
                                                                    ============     ============     ============    ============

Net income per share allocable to common stockholders - Basic       $      (0.21)    $       0.13     $      (0.30)   $       0.18
                                                                    ============     ============     ============    ============

Net income per share allocable to common stockholders - Diluted     $      (0.21)    $       0.13     $      (0.30)   $       0.17
                                                                    ============     ============     ============    ============

Weighted average shares outstanding(b)
          Basic                                                           15,373           14,345           15,381          14,348
                    Dilutive effect of outstanding options                     -               47                -              51
                    Dilutive effect of contingent OP units                     -              785                -             785
                    Dilutive effect of guaranteed stock                        -               75                -             106
                                                                    ------------     ------------     ------------    ------------
          Diluted                                                         15,373           15,252           15,381          15,290
                                                                    ============     ============     ============    ============


                  (a) Dividends on preferred stock were not declared in the second quarter of 2000. On July 14, 2000, the Company declared the quarterly preferred dividend of $.4825 per share of preferred stock payable on September 15, 2000 to shareholders of record on September 1, 2000.

                  (b) June 30, 2000 excludes 3,679,938 shares of convertible preferred stock, 146,169 OP units with guaranteed values, 825,000 contingent shares, 815,577 stock options and 1,294,587 OP units, which are anti-dilutive. June 30, 1999 excludes 3,679,938 shares of convertible preferred stock, 622,000 stock options and 1,162,672 OP units, which are anti-dilutive.

3. PROPERTY

During the six months ended June 30, 2000, the Company completed the sale and disposal of 19 properties for net cash proceeds of $9,443,000, net of closing costs, and $1,657,000 of notes. The Company transferred completed construction costs of approximately $26,118,000 on 14 properties from construction in progress to land, building and equipment during the six months ended June 30, 2000. In addition the Company acquired two pieces of land and two development properties for an aggregate purchase price of $163,000.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 30 to 60 days.

On June 30, 2000, earnest money purchase deposits amounting to $66,000 were on deposit for the purchase of properties. These amounts will be included in the allocation of the purchase price of the respective properties once acquired or reduced once the deposit is returned. Non-refundable deposits are expensed once it becomes unlikely that the property will be acquired.

During the three months ended June 30, 2000, as part of the Company's regular analysis of its investments, the Company determined that the 41 service stations in Georgia that were to be sold, as well as 11 other properties had carrying values in excess of net realizable value. During this period, the Company recorded an asset impairment charge of $3,372,000 to revalue these assets to net realizable value. The net realizable value of these assets was determined by discounting the estimated cash flows of each asset. Of the $3,372,000 impairment charge $1,846,000 related to the 41 service stations in Georgia and $1,526,000 related to the 11 other properties.

4. INVESTMENTS

The aggregate cost basis and net unrealized (loss) gain for investments classified as available for sale at June 30, 2000 were $3,416,000 and $(1,571,000), respectively. The net unrealized gain (loss) is recorded as accumulated other comprehensive loss of which a gain of $446,000 and $258,000 was recorded during the three and six months ended June 30, 2000, respectively. In addition to these investments, the Company has other investments carried at a cost basis of approximately $641,000. During the three months ended March 31, 2000, the Company liquidated its investment in ANZ Co., and dissolved the Lending Group GP, Inc. and the Lending Group LP, Inc., which had been accounted for under the equity method, which resulted in losses of $816,000.

5. REVOLVING CREDIT FACILITIES

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000. The Company received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. As of June 30, 2000, the Company had $150,150,000 outstanding under this credit agreement. The banks will also issue standby letters of credit for the account of the Company under this line of credit. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest in tranches of 30, 60 or 90 - day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. Throughout the three month period ended June 30, 2000, the margin spread was 1.35%. Due to the Company's reduced leverage ratio at June 30, 2000, the margin spread will drop to 1.20% for new LIBOR contracts entered into after June 30, 2000. At June 30, 2000 the weighted average effective rate of the credit agreement was 7.97%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement. The line of credit requires the Company to maintain a Minimum Combined Equity Value of $200,000,000, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less that 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000.

In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured line of credit of $50,000,000. As of June 30, 2000, the $50,000,000 was outstanding and locked in a 60 - day LIBOR contract bearing interest at 9.625% (based on a LIBOR rate of 6.875% plus a spread of 2.75%). Due to the Company's reduced leverage ratio at June 30, 2000, the margin spread dropped to 2.5625% effective June 30, 2000 resulting in a rate of 9.4375%. This credit facility matures in April 2002.

The Company is in compliance with all covenants associated with its revolving credit facilities as of June 30, 2000.

6. NOTES PAYABLE

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled.

The Company is in compliance with all covenants associated with its debt and credit facilities as of June 30, 2000.

7. RELATED PARTY TRANSACTIONS

In order to satisfy franchise requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. ("ARK #10") is owned by an individual who is a member of the Board of Directors of the Company who receives no compensation for this role. At December 31, 1999, a note receivable of $1,187,000 was due from ARK #10 for which the Company had reserved $1,141,000 as an allowance for uncollectability. The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum. During the three months ended June 30, 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote the note off against the established reserve. At June 30, 2000 the Company had other receivables from ARK #10 of $127,000. At June 30, 2000, the Company recorded an allowance for uncollectability for these receivables of $127,000.

In connection with Mr. Robert Stetson's resignation as Chief Executive Officer and President of the Company, the Company entered into a Settlement Agreement and Consulting Agreement with Mr. Stetson as of October 6, 1999. Pursuant to the terms of the Settlement Agreement, the Company agreed to provide Mr. Stetson one or more loans, up to the aggregate of $800,000, for the sole purpose of acquiring shares of the Company's common stock from time to time in the open market. In March 2000, the Company advanced $400,000 to Mr. Stetson for the purchase of the common stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through March 2006, with a final payment of principal and interest due in March, 2006. Pursuant to the note agreement, Mr. Stetson has pledged the common stock purchased with the note proceeds as collateral for the loans.

The Managing General Partner of Southeast Fast Food Partners, L.P. ("SFF") is owned by an officer and director of the Company. As of March 31, 2000 and December 31, 1999, a note receivable of $538,000 and $358,000, respectively, was due from SFF. The note receivable was due on July 15, 2000 and had an interest rate of 9.0% per annum. During the three months ended June 30, 2000, the Company determined that the closure of all operations of SFF made collection of this note improbable and wrote the note off against the established reserve.

In April 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc., (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into a joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co. to form two limited partnerships. The two limited partnerships engaged in lending activities to owners and operators of quick service franchise and gas station/convenience store outlets. During the first quarter of 2000, all partners involved agreed to dissolve the joint venture, and the Company recorded a loss of approximately $291,000 upon the dissolution of this joint venture.

In March 1998, the Company issued 23,725 shares of common stock for a 15% ownership interest in The Anz Company, LLC ("ANZ"). During 1999 and 1998, ANZ provided leasing and brokerage services for the Company. These services represented approximately 9.0% of ANZ's total revenue. During the three month period ended March 31, 2000, the Company liquidated its interest in ANZ and recorded a loss of approximately $525,000.

8. STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

During the three months ended June 30, 2000, the Company paid distributions of $7,750,000 to its common stockholders and the minority interest OP unitholders (or $0.465 per share of common stock) and $1,776,000 to its preferred stockholders (or $0.4825 per share of preferred stock) which were declared and accrued in the first quarter of 2000. No dividends were declared in the second quarter of 2000. On July 14, 2000, the Company announced a new common stock dividend plan which provides that common stock dividends be paid on a monthly basis beginning

August 15, 2000. On July 14, 2000 the Company declared a common stock dividend of $.11 per share of common stock payable on August 15, 2000 to stockholders of record as of August 1, 2000, and the quarterly preferred stock dividend of $.4825 per share of preferred stock payable on September 15, 2000 to stockholders of record on September 1, 2000.

MINORITY INTERESTS

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, each OP unit represents a minority interest in the OP of the Company. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of common stock. Each OP unit may be exchanged at any time by the holder thereof for one share of common stock of the Company. With each exchange of outstanding OP units for common stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. As of June 30, 2000 there were 1,294,587 OP units outstanding.

In addition, pursuant to a termination agreement entered into between the Company and QSV Properties, Inc. ("QSV"), the former managing partner of the Company's predecessor, QSV is entitled to an additional 825,000 shares of common stock of the Company or its equivalent in OP units if certain earning targets are met by the year 2000. These earnings targets are based upon what QSV would have received under the management contract that was terminated. For the three and six month periods ended June 30, 2000, the Company recorded a credit of $3,391,000 and $4,422,000, respectively, representing a decrease in the value from March 31, 2000 to June 30, 2000 of the 825,000 contingent shares earned under the earnings target formula. The 825,000 contingent shares have not been issued and will not participate in any income (loss) or receive any distributions from the OP until such shares are issued.

During 1999, the Company formed USRP/HCI Partnership 1, L.P. ("HJV"), a subsidiary of the Company, with an unrelated third party. Pursuant to the limited partnership agreement, the Company contributed certain properties and sold other properties to the unrelated third party, for net proceeds of $52,793,000, for contribution to the partnership. Under the terms of this transaction, the unrelated third party receives annual preferred distributions equal to $4,675,000, payable monthly from the cash flows of HJV and the Company is entitled to all remaining cash, after payment of partnership expenses. Income is allocated to each partner equal to their distribution.

The OP units outstanding at June 30, 2000 and December 31, 1999 of 1,294,587 and the preferred partnership interests represent the minority interests of the Company.

Minority interest in the OP and the preferred partnership consists of the following at June 30, 2000 (in thousands):

Balance at January 1, 2000                                                    $      81,685

Change in market value of contingent shares during the period                        (4,422)

Distributions paid and accrued in the period                                         (2,939)

Income allocated to minority interest                                                 2,010
                                                                              -------------
Balance at June 30, 2000                                                      $      76,334
                                                                              =============


9. SUBSEQUENT EVENTS

As disclosed in the Company's Form 10-K for December 31, 1999, the Company announced its intent to sell 41 service stations in Georgia and recorded an asset impairment charge of approximately $4,900,000 to revalue these assets to their estimated realizable value. During the three months ended June 30, 2000, the Company reassessed its net book value for these properties and determined an additional $1,846,000 impairment charge was required for these service stations in Georgia. On July 19, 2000, the Company announced the sale of these Georgia service stations for approximately $30,000,000 subject to final closing adjustments.

On August 1, 2000 the Company announced the July 31, 2000 Chapter 11 bankruptcy petition of one of its largest tenants which leases 26 properties and one wholesale terminal in Hawaii, 11 properties in California, and one property in Texas.

At December 31, 1999, the Company charged off notes receivable from this tenant in the amount of $7,024,000. During the three months ended June 30, 2000, the Company fully provided for all other outstanding notes and accounts receivable due from this tenant in the amount of $3,138,000.

During the three months ended June 30, 2000, the Company amended its previously disclosed interest rate swap agreement in conjunction with its Credit Lyonnais credit agreement. The new interest rate swap is effective July 3, 2000 and has notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net interest expense or income to be paid or received quarterly.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company derives its revenue primarily from the leasing of its properties (primarily restaurants) to operators on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable. Approximately 50% of the Company's leases provide for a base rent plus a percentage of the sales in excess of a threshold amount. As a result, portions of the Company's revenues are a function of the number of properties in operation and their level of sales. Sales at individual properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

Comparison of the three months ended June 30, 2000 to the three months ended June 30, 1999

Revenues, including income earned on direct financing leases, in the three months ended June 30, 2000 totaled $21,817,000, up 6% from the $20,569,000 recorded for the three months ended June 30, 1999. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1999. For the three months ended June 30, 2000, approximately 7% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 10% for the three months ended June 30, 1999. Also included in revenues is interest income relating to notes and mortgage receivables from tenants and related parties. Interest income was $1,205,000 for the three months ended June 30, 2000, compared with $1,657,000 for the three months ended June 30, 1999.

Rent expense for the three months ended June 30, 2000 totaled $447,000, an increase of 255% when compared to the three months ended June 30, 1999. This increase is primarily due to property acquisitions and rent escalations from existing properties. Depreciation and amortization expenses in the three months ended June 30, 2000 totaled $6,676,000, an increase of 22% when compared to the three months ended June 30, 1999. This increase relates directly to the increase in the number of properties owned during the period as compared to the same period in 1999.

General and administrative expenses for the three months ended June 30, 2000 totaled $2,941,000, an increase of 59% when compared to the three months ended June 30, 1999. These increases are primarily due to increased legal costs associated with tenant litigation matters and increased infrastructure costs required as a result of the increase in the number of properties managed.

Provisions for doubtful accounts for the three months ended June 30, 2000 totaled $5,420,000 compared to $295,000 for the three months ended June 30, 1999. On August 1, 2000 the Company announced the July 31, 2000 Chapter 11 bankruptcy petition of one of its largest tenants which leases 26 properties and one wholesale terminal in Hawaii, 11 properties in California, and one property in Texas. At December 31, 1999, the Company wrote down notes receivable from this tenant in the amount of $7,024,000. During the three months ended June 30, 2000, the Company fully provided for all other outstanding notes and accounts receivable due from this tenant in the amount of $3,138,000. Additional provisions during the three months ended June 30, 2000 resulted from the Company's continuing analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

Interest expense for the three months ended June 30, 2000 totaled $7,851,000, an increase of 6% when compared to the three months ended June 30, 1999. This increase is primarily due to increases in interest rates.

A non-cash accounting credit of $3,391,000 relating to the termination of the management contract with QSV was recorded for the three months ended June 30, 2000, compared with a charge of $2,092,000 recorded for the three months ended June 30, 1999. This current period credit represents the decline in market value of a share of common stock at June 30, 2000 compared to March 31, 2000 on the maximum total of 825,000 contingent OP units issuable to QSV pursuant to the termination agreement. The previous period's charge represents the effect of (i) the change in market value between June 30, 1999 and March 31, 1999 and (ii) an increase in the number of OP unites earned by QSV from 755,816 OP units at March 31, 1999 to 785,357 OP units at June 30, 1999. A maximum total of 825,000 shares of Common Stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These shares have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been earned and issued in 2001.

During the three months ended June 30, 2000, the Company recorded an asset impairment charge of $3,372,000 as compared to no asset impairment charge in the three months ended June 30, 1999. As disclosed in the Company's Form 10-K for December 31, 1999, the Company announced its intent to sell 41 service stations in Georgia and recorded an asset impairment charge of approximately $4,900,000 to revalue these assets to estimated realizable value. During the three months ended June 30, 2000, the Company reassessed its net book value for these properties and determined an additional $1,846,000 impairment charge was required for these service stations in Georgia. On July 19, 2000, the Company announced the sale of these Georgia service stations for approximately $30,000,000 subject to final closing adjustments. Additional impairment charges of $1,526,000 during the three months ended June 30, 2000 resulted from the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. During this regular analysis, the Company determined that 11 other properties had carry amounts in excess of their net realizable value.

There was no equity in net gain (loss) of affiliates for the three months ended June 30, 2000, compared to an equity in net gain of affiliates of $142,000 for the three months ended June 30, 1999. This decrease is the result of the Company's disposition of several of its investments in other entities in which the Company held a minority interest.

The gain on sale of properties of $1,011,000 for the three months ended June 30, 2000 relates to the sale of 16 properties for cash of $8,364,000 and notes of $506,000, and the non-renewal of ground leases. The gain on sale of $375,000 for the three months ended June 30, 1999 relates to the sale of four properties for cash of $1,328,000 net of closing costs.

Minority interest in net income was $911,000 for the three months ended June 30, 2000 compared to $157,000 for the three months ended June 30, 1999. This increase relates primarily to the Company's minority interest in the USRP/HCI Partnership 1, L.P.

Comparison of the six months ended June 30, 2000 to the six months ended June 30, 1999

Revenues, including income earned on direct financing leases, in the six months ended June 30, 2000 totaled $41,489,000, up 6% from the $39,314,000 recorded for the six months ended June 30, 1999. The increase in revenues is primarily due to increases in the number of properties owned during the period as compared to the same period in 1999. For the six months ended June 30, 2000, approximately 8% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 10% for the six months ended June 30, 1999. Also included in revenues is interest income relating to notes and mortgage receivables from tenants and related parties. Interest income was $2,623,000 for the six months ended June 30, 2000 compared with $3,394,000 for the six months ended June 30, 1999.

Rent expenses for the six months ended June 30, 2000 totaled $709,000, an increase of 191% when compared to the six months ended June 30, 2000. This increase is primarily due to property acquisitions and rent escalations from existing properties. Depreciation and amortization expenses in the six months ended June 30, 2000 totaled $13,000,000, an increase of 19% when compared to the six months ended June 30, 1999. This increase relates directly to the increase in the number of properties owned during the period as compared to the same period in 1999.

General and administrative expenses for the six months ended June 30, 2000 totaled $4,579,000, an increase of 45% when compared to the six months ended June 30, 1999. These increases are primarily due to increased legal costs associated with tenant litigation matters and increased infrastructure costs required as a result of the increase in the number of properties managed.

Provisions for doubtful accounts for the six months ended June 30, 2000 totaled $6,170,000 compared to $295,000 for the six months ended June 30, 1999. On August 1, 2000 the Company announced the July 31, 2000 Chapter 11 bankruptcy petition of one of its largest tenants which leases 26 properties and one wholesale terminal in Hawaii, 11 properties in California, and one property in Texas. At December 31, 1999, the Company charged off notes receivable from this tenant in the amount of $7,024,000. During the six months ended June 30, 2000, the Company fully provided for all other outstanding notes and accounts receivable due from this tenant in the amount of $3,138,000. Additional provisions during the six months ended June 30, 2000 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

Loss on liquidation of investments of $816,000 resulted from the liquidation of the Company's 15% interest in the Anz Company, LLC which resulted in a loss of $525,000, and the liquidation of the Company's interest in U.S. Restaurant Lending GP, Inc. and U.S., Restaurant Lending LP, Inc. which resulted in a loss of $291,000

Loss on lease resolution resulted in costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties, as disclosed in the Company's 1999 Form 10-K. Costs of $500,000 were incurred in the resolution of a lease with an operator of service stations in Georgia as disclosed in the Company's 1999 Form 10-K.

Interest expense for the six months ended June 30, 2000 totaled $15,549,000, an increase of 10% when compared to the six months ended June 30, 1999. This increase is primarily due to increases in interest rates.

A non-cash accounting credit of $4,422,000 relating to the termination of the management contract with QSV was recorded for the six months ended June 30, 2000, compared with a charge of $4,642,000 recorded for the six months ended June 30, 1999. This current period credit represents the change in market value of a share of common stock at June 30, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent OP units. The previous period's charge represents the effect of (i) the change in market value between June 30, 1999 and December 31, 1998 and (ii) an increase in the number of OP unites earned by QSV from 495,509 OP units at December 31, 1998 to 785,357 OP units at June 30, 1999. A maximum total of 825,000 shares of common stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These shares have not been issued, and will not participate in any income
(loss) or receive any distributions from the OP until they have been earned and issued in 2001.

During the six months ended June 30, 2000, the Company recorded an asset impairment charge of $3,372,000 as compared to no asset impairment charge in the six months ended June 30, 1999. As disclosed in the Company's Form 10-K for December 31, 1999, the Company announced its intent to sell 41 service stations in Georgia and recorded an asset impairment charge of approximately $4,900,000 to revalue these assets to estimated realizable value. During the six months ended June 30, 2000 the Company reassessed its net book value for these properties and determined an additional $1,846,000 impairment charge was required for these service stations in Georgia. On July 19, 2000, the Company announced the sale of these Georgia service stations for approximately $30,000,000 subject to final closing adjustments. Additional impairment charges $1,526,000 during the six months ended June 30, 2000 resulted from the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. During this regular analysis, the Company determined that 11 other properties had carry amounts in excess of their net realizable value.

There was no equity in net gain (loss) of affiliates for the six months ended June 30, 2000, compared to an equity in net gain of affiliates of $81,000 for the six months ended June 30, 1999. This decrease is primarily the result of the Company's disposition of several of its investments in other entities in which the Company held a minority interest.

The gain on sale of properties of $671,000 for the six months ended June 30, 2000 relates to the sale of 19 properties for cash of $9,443,000 and notes of $1,657,000, and the non-renewal of ground leases. The gain on sale of $447,000 for the six months ended June 30, 1999 relates to the sale of 16 properties for cash of $7,262,000 net of closing costs.

Minority interest in net income was $2,010,000 for the six months ended June 30, 2000 compared to $210,000 for the six months ended June 30, 1999. This increase relates primarily to the Company's minority interest in the USRP/HCI Partnership 1, L.P.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating and dividend payment needs is used to reduce amounts outstanding under the Company's credit agreements. As of June 30, 2000, the Company has no letters of intent for acquisitions. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. Thus, the Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately

$785,000 during the remainder of the year ending December 31, 2000 to renovate and remodel currently owned properties. As of June 30, 2000, the Company had 11 properties in various stages of development and had commitments of approximately $7,239,000 representing construction contract costs not yet incurred.

During the three months ended June 30, 2000, the Company paid dividends of $0.465 per share, or an aggregate of $7,750,000 to common stockholders and minority interest. In addition, the Company paid dividends of $0.4825 per share or an aggregate of $1,776,000 to preferred stockholders during the three months ended June 30, 2000. No dividends were declared during the three months ended June 30, 2000. On July 14, 2000, the Company announced a new common stock dividend plan which provides that common stock dividends be paid on a monthly basis beginning August 15, 2000. On July 14, 2000, the Company declared a common stock dividend of $.11 per share of common stock payable on August 15, 2000 to share holders of record as of August 31, 2000 and the quarterly preferred stock dividend of $.4825 per share of preferred stock payable of September 15, 2000 to shareholders of record on September 1, 2000.

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled.

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000. The OP received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. As of June 30, 2000, the Company had $150,150,000 outstanding under this credit agreement. The banks will also issue standby letters of credit for the account of the Company under this line of credit. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest in tranches of 30, 60 or 90 - day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. Throughout the three month period ended June 30, 2000, the margin spread was 1.35%. Due to the Company's reduced leverage ratio at June 30, 2000, the margin spread will drop to 1.20% for new LIBOR contracts entered into after June 30, 2000. At June 30, 2000 the weighted average effective rate of the credit agreement was 7.97%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement. The line of credit requires the Company to maintain a Minimum Combined Equity Value of $200,000,000, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less that 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000.

In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured line of credit of $50,000,000. As of June 30, 2000, the $50,000,000 was outstanding and locked in a 60 - day LIBOR contract bearing interest at 9.625% (based on a LIBOR rate of 6.875% plus a spread of 2.75%). Due to the Company's reduced leverage ratio at June 30, 2000, the margin spread dropped to 2.5625% effective June 30, 2000 resulting in a rate of 9.4375%. This credit facility matures in April 2002.

The Company is in compliance with all covenants associated with its debt and credit facilities as of June 30, 2000

Management believes that cash flow from operations, along with the Company's ability to raise additional equity through joint ventures and anticipated sales of properties will provide the Company with sufficient liquidity to meet its short-term capital needs. The Company is currently negotiating refinancing of debt issues maturing in 2001. However, there can be no assurance that the terms at which existing debt is refinanced will be as favorable to the Company as under the existing facilities.

FUNDS FROM OPERATIONS (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trust ("NAREIT") in their National Policy Bulletin dated November 8, 1999, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization and gains (or losses) from sales of property. The Company has restated FFO for the three and six months ended June 30, 1999 to reflect the adoption of this policy. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increase in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expense increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company's financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table sets forth, for the three and six months ended June 30, 2000 and 1999, the calculation of funds from operations.

                                                       THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                ------------------------------      ------------------------------
                                                    2000              1999              2000              1999
                                                ------------      ------------      ------------      ------------
(in thousands)

Net income (loss) allocable to common stock     $     (3,174)     $      1,918      $     (4,541)     $      2,652

Depreciation and amortization                          6,647             5,448            12,935            10,902
Loss (Gain) on Sale                                   (1,011)             (375)             (671)             (447)
Impairment reserve                                     3,372                 -             3,372                 -
Income allocable to minority interest                   (258)              157              (328)              210
Preferred stock dividends                              1,775             1,775             3,551             3,551
                                                ------------      ------------      ------------      ------------
Funds from operations                           $      7,351      $      8,923      $     14,318      $     16,868
                                                ============      ============      ============      ============


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

RECENTLY ISSUED ACCOUNTING STANDARDS

The Company is currently in the process of reviewing the effect that Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" will have on the Company's consolidated financial statements. As disclosed in the Company's Form 10-K for December 31, 1999, the Company revised its accounting for contingent rent on a prospective basis, effective May 21, 1998, to account for contingent rents in accordance with the initial consensus reached in the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") 98-9, "Accounting for Contingent Rent in Interim Financial Periods." As the Company has already complied with the requirements of accounting for contingent rents, the Company does not believe that additional changes as a result of SAB No. 101 will be significant to the Company's consolidated financial statements. However, management is still assessing any additional impact that will result from SAB No. 101. SAB No. 101 is effective for the Company beginning October 1, 2000.

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

This Form 10-Q contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to property acquisitions. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and therefore there can be no assurance that the forward-looking statements included in this Form 10-Q will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. At June 30, 2000 there was $200,150,000 of variable rate debt outstanding on these facilities. These facilities are priced with a floating interest rate based on LIBOR plus margin of between 1.20% and 2.5675%.

The Company has entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000. The Company will pay a fixed rate of 7.05% and receive a variable rate based upon LIBOR under this swap agreement. This replaces the interest rate swap which was disclosed in the Company's Form 10-Q for the quarter ended March 31, 2000, which was scheduled to have an effective date of May 11, 2000.

Based on the $200,150,000 of variable rate debt outstanding at June 30, 2000, a 10% increase or decrease would result in an increase or decrease in interest charges relating to these facilities of approximately $1,595,000 for a full year. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

                           PART II. OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         None

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 2, 2000. The following matters were submitted to a vote of shareholders of the Company's Common Stock with the results indicated below:

                                                                                      Withheld, Against
   Matter                                                            Approved           or Abstained
-------------                                                       ----------        -----------------
Election of Directors - Fred Margolin, Darrel Rolph,
   David Rolph, Gerald Graham, Gene Taper,
   George Mileusnic, Robert Stetson, and G. Steven Dawson           15,963,596           186,594

Ratification of Deloitte & Touche LLP as independent
   public accountants of the Company                                16,010,981           139,209

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



                                            U.S. Restaurant Properties, Inc.




Dated:  August 14, 2000                     By:  /s/ Barbara Erhart
                                               --------------------------------
                                                 Barbara Erhart
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION
-------         -----------
  1             Exhibit 12.1 - Ratio of Earnings to Combined Fixed Charges
                and Preferred Stock Dividends

  2             Exhibit 27.1 - Financial Data Schedule