Form 10-Q
period 2000-09-30
U S RESTAURANT PROPERTIES INC
filed 2000-11-14
CIK 1032462

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000

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


                12240 Inwood Rd., Suite 300, Dallas, Texas 75244
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (972) 387-1487
              (Registrant's telephone number, including area code)

                12240 Inwood Rd., Suite 200, Dallas, Texas 75244
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

As of November 10, 2000, U.S. Restaurant Properties, Inc. had 15,418,145 shares of common stock $.001 par value outstanding.

================================================================================

                        U.S. RESTAURANT PROPERTIES, INC.



PART I.           FINANCIAL INFORMATION


         Independent Accountants' Report........................................................3

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2000
                           and December 31, 1999 (Unaudited)....................................4

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 (Unaudited).................6

                  Condensed Consolidated Statements of Other Comprehensive Income
                           for the three and nine months ended September 30, 2000 and
                           1999 (Unaudited).....................................................7

                  Condensed Consolidated Statement of Stockholders' Equity for the
                           nine months ended September 30, 2000 (Unaudited).....................8

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999 (Unaudited).................9

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

                          PART I. FINANCIAL INFORMATION



INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.

We have reviewed the accompanying condensed consolidated balance sheet of U.S. Restaurant Properties, Inc. and its subsidiaries (the "Company") as of September 30, 2000, and the related condensed consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for the three-month and nine-month periods then ended. These financial statements are the responsibility of the Company's management.

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



/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
October 30, 2000
(November 9, 2000 as to Note 9)

ITEM 1.      FINANCIAL STATEMENTS

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                                           SEPTEMBER 30,    DECEMBER 31,
                                                                                               2000             1999
                                                                                           -------------    ------------
ASSETS

Property, net
             Land                                                                          $     205,855    $    210,976
             Building and leasehold improvements                                                 397,261         410,010
             Machinery and equipment                                                              13,985          13,535
                                                                                           -------------    ------------
                                                                                                 617,101         634,521
             Less:  accumulated depreciation                                                     (63,104)        (49,381)
                                                                                           -------------    ------------
                                                                                                 553,997         585,140

Construction in progress                                                                           7,655          26,699
Cash and cash equivalents                                                                          3,178           9,695
Restricted cash and marketable securities                                                          1,657          13,794
Rent and other receivables, net                                                                   13,504          10,406
             (includes $0 and $308 due from related parties, and $4,082 and
             $4,606 allowance for doubtful accounts at September 30, 2000 and
             December 31, 1999, respectively)
Prepaid expenses and purchase deposits                                                             1,785           1,485
Investments                                                                                        2,693           2,538
Notes receivable, net                                                                             13,430          11,652
             (includes $437 and $2,186 due from related parties and $2,963 and
             $1,499 allowance for doubtful accounts at September 30, 2000 and
             December 31, 1999, respectively)
Mortgage loans receivable                                                                         23,592          24,907
Net investment in direct financing leases                                                          4,014           6,041
Intangibles and other assets, net                                                                  8,068           9,720
                                                                                           -------------    ------------
     TOTAL ASSETS                                                                          $     633,573    $    702,077
                                                                                           =============    ============

      continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
              (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS) (UNAUDITED)

                                                                                   SEPTEMBER 30,    DECEMBER 31,
                                                                                        2000            1999
                                                                                   -------------    ------------
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                           $      18,584    $     17,743
Accrued dividends and distributions                                                        3,628           9,619
Unearned contingent rent                                                                   1,899           2,229
Deferred gain on sale of property                                                            423             512
Line of credit                                                                           119,036         147,086
Notes payable                                                                            235,632         247,986
Mortgage note payable                                                                      1,015           1,036
Capitalized lease obligation                                                                  16              17
                                                                                   -------------    ------------
   TOTAL LIABILITIES                                                                     380,233         426,228

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST IN OPERATING PARTNERSHIPS                                               76,463          81,685

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value per share;
             50,000 shares authorized, Series A - 3,680 shares
             issued and outstanding at September 30, 2000
             and December 31, 1999 (aggregate liquidation value of $92,000)                    4               4
Common stock, $.001 par value per share;
             100,000 shares authorized, 15,383 and 15,405
             shares issued and outstanding at September 30, 2000
             and December 31, 1999, respectively                                              15              15
Additional paid-in capital                                                               281,055         281,420
Excess stock, $.001 par value per share
             15,000 shares authorized, no shares issued
Accumulated other comprehensive loss                                                      (1,617)         (1,829)
Distributions in excess of net income                                                   (102,580)        (85,446)
                                                                                   -------------    ------------
    TOTAL STOCKHOLDERS' EQUITY                                                           176,877         194,164
                                                                                   -------------    ------------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $     633,573    $    702,077
                                                                                   =============    ============


See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                        ------------------------    ------------------------
                                                           2000          1999          2000          1999
                                                        ----------    ----------    ----------    ----------
                                                                   (NOT COVERED               (NOT COVERED
                                                                  BY INDEPENDENT              BY INDEPENDENT
                                                              ACCOUNTANTS' REPORT)         ACCOUNTANTS' REPORT)
Revenues:
         Rental income                                  $   18,637    $   18,264    $   57,166    $   53,687
         Interest income                                     1,396         2,004         4,019         5,398
         Amortization of unearned income
             on direct financing leases                        128           212           465           709
                                                        ----------    ----------    ----------    ----------
               Total revenues                               20,161        20,480        61,650        59,794
Expenses:
         Rent                                                  283           131           992           375
         Depreciation and amortization                       5,983         6,002        18,983        16,949
         General and administrative                          1,808         1,457         7,203         4,618
         Provision for doubtful accounts                       285           274         6,455           569
         Loss on renegotiated leases                            --            --         1,367            --
         Interest expense                                    7,657         7,756        23,206        21,896
         Termination of management contract                    670        (1,014)       (3,752)        3,628
         Impairment of long-lived assets                     1,899            --         5,271            --
         Equity in net loss of affiliates                       --            37            --           (44)
                                                        ----------    ----------    ----------    ----------

               Total expenses                               18,585        14,643        59,725        47,991
                                                        ----------    ----------    ----------    ----------
Income before gain (loss) on sale of property
         and minority interests                              1,576         5,837         1,925        11,803
                                                        ----------    ----------    ----------    ----------

         Gain (loss) on sale of property                       978          (551)        1,649          (104)
                                                        ----------    ----------    ----------    ----------

Income before minority interests                             2,554         5,286         3,574        11,699
Minority interests                                          (1,141)         (264)       (3,151)         (474)
                                                        ----------    ----------    ----------    ----------
Net income                                                   1,413         5,022           423        11,225
Dividends on preferred stock                                (1,776)       (1,776)       (5,327)       (5,327)
                                                        ----------    ----------    ----------    ----------
Net income (loss) allocable to
         common stockholders                            $     (363)   $    3,246    $   (4,904)   $    5,898
                                                        ==========    ==========    ==========    ==========


Net income (loss) per share
         Basic                                          $    (0.02)   $     0.21    $    (0.32)   $     0.40
         Diluted                                        $    (0.02)   $     0.20    $    (0.32)   $     0.38

Weighted average shares outstanding
         Basic                                              15,378        15,342        15,380        14,683
         Diluted                                            15,378        16,265        15,380        15,645


See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
         CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE INCOME
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                     THREE MONTHS ENDED SEPTEMBER 30,             NINE MONTHS ENDED SEPTEMBER 30,
                                 ----------------------------------------    -----------------------------------------
                                        2000                  1999                   2000                  1999
                                 -----------------    -------------------    ------------------     ------------------
                                                          (NOT COVERED                                 (NOT COVERED
                                                         BY INDEPENDENT                               BY INDEPENDENT
                                                      ACCOUNTANTS' REPORT)                          ACCOUNTANTS' REPORT)
Net income                       $           1,413     $            5,022    $               423     $          11,225
Other comprehensive gain -
   unrealized gain (loss) on
   investments                                 (46)                  (259)                   212                  (594)
                                 -----------------     ------------------    -------------------     -----------------
Comprehensive income             $           1,367     $            4,763    $               635     $          10,631
                                 =================     ==================    ===================     =================



See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                            ACCUMULATED
                                                                               ADDITIONAL  DISTRIBUTIONS       OTHER
                                         PREFERRED STOCK      COMMON STOCK      PAID-IN    IN EXCESS OF    COMPREHENSIVE
                                        SHARES  PAR VALUE  SHARES   PAR VALUE   CAPITAL     NET INCOME          LOSS        TOTAL
                                        ------  ---------  ------   --------   ----------  -------------   -------------  --------
Balance at January 1, 2000               3,680    $   4    15,405     $  15     $281,420    $ (85,446)       $ (1,829)    $194,164
Net Income                                                                                        423
                                                                                                                               423
Common stock repurchased
   and retired, and converted OP units                        (22)       --         (365)                                     (365)
Other comprehensive gain
                                                                                                                  212          212
Distributions on common stock
   and distributions declared                                                                 (12,230)                     (12,230)
Distributions on preferred stock
                                                                                               (5,327)                      (5,327)
                                         -----    -----    ------     -----     --------    ---------        --------     --------
Balance at September 30, 2000            3,680    $   4    15,383     $  15     $281,055    $(102,580)       $ (1,617)    $176,877
                                         =====    =====    ======     =====     ========    =========        ========     ========

See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              --------------------------------
                                                                                 2000                  1999
                                                                              ----------            ----------
                                                                                                  (NOT COVERED
                                                                                                BY INDEPENDENT
                                                                                              ACCOUNTANTS' REPORT)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                                                    $      423            $   11,225
Adjustments to reconcile net income to
         net cash from operating activities:
      Depreciation and amortization                                               18,983                16,949
      Amortization of deferred financing costs                                       886                   891
      Impairment of long-lived assets                                              5,271                    --
      Write-off and increase in reserves on receivables                            6,455                   569
      Realized and unrealized gain on trading securities
         and accretion of interest income                                           (412)               (1,458)
      Equity in loss of affiliates                                                    --                   (44)
      Minority interests                                                           3,151                   474
      Loss (gain) on sale of property                                             (1,649)                  104
      Loss on sale of investments                                                    816                    --
      Termination of management contract                                          (3,752)                3,628
      Increase in rent and other receivables                                      (6,271)               (1,884)
      Increase in prepaid expenses                                                  (300)                 (397)
      Reduction in net investment in direct financing leases                       1,880                 1,452
      Increase in accounts payable and accrued liabilities                           961                   846
      Decrease in unearned contingent rent                                          (330)                  (33)
                                                                              ----------            ----------

                                                                                  25,689                21,097
                                                                              ----------            ----------
            Cash provided by operating activities                                 26,112                32,322

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of property and equipment, net                           42,319                11,124
      Purchase of property                                                       (14,614)              (93,736)
      Purchase of machinery and equipment                                           (192)               (2,840)
      Purchase deposits used                                                          --                 8,616
      Purchase of investments                                                         --                  (620)
      Proceeds from sale of investments                                              259                   379
      Distributions received on investments                                          133                   217
      Decrease in restricted cash                                                 12,137                    --
      Increase in mortgage loans receivable                                          (53)               (1,200)
      Reduction of mortgage loans receivable principal                             1,368                 1,121
      Increase in notes receivable                                                (7,064)              (13,004)
      Reduction of notes receivable principal                                      2,330                 2,452
                                                                              ----------            ----------
            Cash provided by (used in) investing activities                       36,623               (87,491)

                     continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)

                                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                                             --------------------------------
                                                                                2000                  1999
                                                                             ----------            ----------
                                                                                                 (NOT COVERED
                                                                                               BY INDEPENDENT
                                                                                             ACCOUNTANTS' REPORT)
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from line of credit                                           $   32,293            $  143,714
      Payments on line of credit                                                (72,843)              (77,594)
      Distributions to minority interest                                         (4,535)               (1,603)
      Cash distributions to stockholders/partners                               (12,230)              (19,556)
      Payment of preferred stock dividends                                       (5,327)               (5,327)
      Decrease in accrued dividends payable                                      (5,991)                   --
      Proceeds from sale of stock                                                    --                20,661
      Payments on notes/mortgage payable                                            (21)                   --
      Financing costs and other intangibles                                        (225)               (1,354)
      Payments on capitalized lease obligations                                      (1)                  (58)
      Repurchase and retirement of stock                                           (372)               (1,922)
                                                                             ----------            ----------
            Cash flows provided by (used in) financing activities               (69,252)               56,961
                                                                             ----------            ----------

Increase (decrease) in cash and cash equivalents                                 (6,517)                1,792
Cash and cash equivalents at beginning of period                                  9,695                 1,857
                                                                             ----------            ----------
Cash and cash equivalents at end of period                                   $    3,178            $    3,649
                                                                             ==========            ==========

SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period,
         net of amounts capitalized of $693 and $1,044, respectively         $   21,537            $   20,098
                                                                             ==========            ==========
NON-CASH INVESTING ACTIVITIES:

      Purchase of property under capital lease                               $       --            $       12
      Fair value of stock/units issued for property                                  --                 2,407
      Deferred rent on sale of property                                              --                    96
      Deferred gain on sale of property                                              --                    89
      Deferred gain on repossessed of property                                       89                    --
      Property acquired in exchange for note payable                                 --                15,000
      Unrealized loss on investments classified as available for sale               212                   594
      Notes received on sale of investments                                          --                 1,138
      Notes received on sale of property                                          1,233                   315
      Notes written-off on repossessed of property                                  306                    --
      Net transfers from construction in progress to property                    30,188                15,038

NON-CASH FINANCING ACTIVITIES:
      Increase (decrease) in common stock dividends accrued                  $   (5,991)           $      936
      Increase in distributions to minority interest accrued                         --                    99
      Fair value of stock received in exchange for investments                       88                    --
      OP units converted to common stock                                             86                    --

      See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At September 30, 2000, the Company owned 92.33% of and controlled the OP. As of September 30, 2000, the Company owned 878 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and nine months ended September 30, 2000, are not necessarily indicative of the results to be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2000, the consolidated results of its operations and comprehensive income for the three and nine months ended September 30, 2000 and 1999, and stockholders' equity and cash flows for the nine months ended September 30, 2000 and 1999.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable. Accordingly, the accompanying condensed consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income. For the three and nine months ended September 30, 2000 and 1999, the Company has recorded rent expense of $1,019,000 and $3,055,000 in 2000, respectively, and $1,042,000 and $2,858,000 in 1999, respectively, as reductions to rent revenues.

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

As disclosed in the Company's Form 10-K for December 31, 1999, the Company revised its accounting for contingent rent on a prospective basis, effective May 21, 1998, to account for contingent rents in accordance with the initial consensus reached in the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") 98-9, "Accounting for Contingent Rent in Interim Financial Periods." As the Company has already complied with the requirements of accounting for contingent rents, the Company believes it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which is effective October 1, 2000.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. The new standard will supercede or amend existing standards that deal with hedge accounting and derivatives. The Company has not yet determined the effect adopting this standard will have on its financial statements.

The Company had 15,383,108 and 15,404,597 shares of common stock outstanding as of September 30, 2000 and December 31, 1999, respectively.

2.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK

Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted income (loss) per share reflects the dilutive effect of stock options, contingent shares and OP units on which the price is guaranteed ("Guaranteed Stock"). The convertible preferred stock was anti-dilutive in the three and nine months ended September 30, 2000 and 1999.

A reconciliation of net income (loss) per share and the weighted average shares outstanding for calculating basic and diluted net income (loss) per share for the periods ended September 30, 2000 and 1999 is as follows:

                                                                             THREE MONTHS ENDED      NINE MONTHS ENDED
                                                                                SEPTEMBER 30,          SEPTEMBER 30,
                                                                            --------------------    --------------------
(In thousands, except per share amounts)                                      2000        1999        2000        1999
                                                                            --------    --------    --------    --------
Net income                                                                  $  1,413    $  5,022    $    423    $ 11,225
          Dividends on preferred stock                                        (1,776)     (1,776)     (5,327)     (5,327)
                                                                            --------    --------    --------    --------
Net income allocable to common stockholders                                 $   (363)   $  3,246    $ (4,904)   $  5,898
                                                                            ========    ========    ========    ========

Net income per share allocable to common stockholders - Basic               $  (0.02)   $   0.21    $  (0.32)   $   0.40
                                                                            ========    ========    ========    ========

Net income per share allocable to common stockholders - Diluted             $  (0.02)   $   0.20    $  (0.32)   $   0.38
                                                                            ========    ========    ========    ========


Weighted average shares outstanding
          Basic                                                               15,378      15,342      15,380      14,683
                    Dilutive effect of outstanding options                        --          40          --          47
                    Dilutive effect of contingent OP units                        --         825          --         825
                    Dilutive effect of Guaranteed Stock                           --          58          --          90
                                                                            --------    --------    --------    --------
          Diluted (a)                                                         15,378      16,265      15,380      15,645
                                                                            ========    ========    ========    ========

                  (a) September 30, 2000 excludes 3,679,938 shares of convertible preferred stock, 142,957 shares of Guaranteed Stock, 825,000 contingent shares, 702,577 stock options and 1,291,375 OP units, which are anti-dilutive. September 30, 1999 excludes 3,679,938 shares of convertible preferred stock, 622,000 stock options and 1,294,587 OP units, which are anti-dilutive.

3.       PROPERTY

During the nine months ended September 30, 2000, the Company completed the sale and disposal of 62 properties for net cash proceeds of $42,319,000, net of closing costs, and $1,233,000 of notes. The Company transferred completed construction costs of approximately $30,188,000 on seven properties from construction in progress to land, building and equipment during the nine months ended September 30, 2000. In addition the Company acquired two pieces of land and two development properties for an aggregate purchase price of $163,000.

During the three months ended September 30, 2000, the Company repossessed property that secured a note receivable. The recorded value of the repossessed property was $232,000 and the value of the note written-off was $306,000.

In the normal course of business, the Company may sign purchase agreements and deposit earnest money to acquire restaurant properties. Such agreements become binding obligations upon the completion of a due diligence period ranging usually from 30 to 60 days.

During the nine months ended September 30, 2000, as part of the Company's regular analysis of its long-lived assets, the Company determined that the 41 service stations in Georgia that were sold, as well as 20 other properties, had carrying values in excess of net realizable value. During this period, the Company recorded an asset impairment charge of $5,271,000 to revalue these assets to net realizable value. The net realizable value of these assets was determined by discounting the estimated cash flows of each asset or using cash proceeds from the sale of the assets less costs associated with the sale. Of the $5,271,000 impairment charge, $1,846,000 related to the 41 service stations in Georgia and $3,425,000 related to the 20 other properties.

On October 13, 2000, the Company announced its intention to sell properties to generate approximately $56,000,000 in net proceeds over the next nine months. Proceeds from the sales will be used to reduce the Company's debt. The Company has identified potential properties that it believes could be sold to raise up to $70,947,000; however, the actual properties sold will depend on receiving offers for the individual properties that are acceptable to the Company.

4.       INVESTMENTS

The aggregate cost basis and net unrealized (loss) gain for investments classified as available for sale at September 30, 2000 were $3,691,000 and $(1,617,000), respectively. The net unrealized gain (loss) is recorded as accumulated other comprehensive loss of which a gain (loss) of $(46,000) and $212,000 was recorded during the three and nine months ended September 30, 2000, respectively. In addition to these investments, the Company has other investments carried at a cost basis of approximately $619,000. During the three months ended March 31, 2000, the Company liquidated its investment in ANZ Co., and dissolved the Lending Group GP, Inc. and the Lending Group LP, Inc., which had been accounted for under the equity method.

5.       REVOLVING CREDIT FACILITIES

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000. The OP received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. As of September 30, 2000, the Company had $119,036,000 outstanding under this credit agreement. The banks will also issue standby letters of credit for the account of the Company under this line of credit. As of September 30, 2000 the Company had a $1,776,000 letter of credit outstanding. This credit agreement expires on January 9, 2001 and provides that borrowings thereunder bear interest in tranches of 30, 60 or 90 - day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. At September 30, 2000, the margin spread was 1.35% and the weighted average effective rate of the credit agreement was 7.97%. Based on the leverage ratio as of September 30, 2000, the margin spread will drop to 1.20% effective October 1, 2000. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement and a 1.5% per annum fee on the outstanding letter of credit. The line of credit requires the Company to maintain a Minimum Combined Equity Value of $200,000,000, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000.

In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured term loan of $50,000,000. As of September 30, 2000, all $50,000,000 was outstanding and bears interest at 9.1875% (based on the 30 day LIBOR rate of 6.625% plus a spread of 2.5625%). This credit facility matures in April 2002. Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement expires in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net interest expense or income to be paid or received quarterly. At September 30, 2000, the interest rate swap was valued at $(688,000).

The Company is in compliance with all covenants associated with its revolving credit facilities as of September 30, 2000.

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

The Company is in compliance with all covenants associated with its debt and credit facilities as of September 30, 2000.

7.       RELATED PARTY TRANSACTIONS

In order to satisfy franchisor requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. ("ARK #10") was owned by an individual who is a member of the Board of Directors of the Company through February 2000. He received no compensation for this role. At December 31, 1999, a note receivable of $1,187,000 was due from ARK #10 for which the Company had reserved $1,141,000 as an allowance for uncollectability. The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum. During the three months ended June 30, 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote the note off against the established reserve.

In connection with Mr. Robert Stetson's resignation as Chief Executive Officer and President of the Company, the Company entered into a Settlement Agreement and Consulting Agreement with Mr. Stetson as of October 6, 1999. Pursuant to the terms of the Settlement Agreement, the Company agreed to provide Mr. Stetson one or more loans, up to the aggregate of $800,000, for the sole purpose of acquiring shares of the Company's common stock from time to time in the open market. In March 2000, the Company advanced $400,000 to Mr. Stetson for the purchase of the common stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March, 2006. Pursuant to the note agreement, Mr. Stetson has pledged the common stock purchased with the note proceeds as collateral for the loans.

Effective September 22, 2000, the Company and Mr. Stetson entered into an Amendment to the Settlement Agreement providing for two changes to the original Settlement Agreement which were consummated in October 2000. First, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of USRP common stock (calculated based on a value of $8.5625 per share). Second, the Company advanced Mr. Stetson $75,000 under a third promissory note to be used for the sole purpose of acquiring shares of the Company's common stock in the open market. Both notes bear interest at 7.0% per annum and provide for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006, and are secured by the restricted common stock and stock purchased with the note proceeds.

In 1996, Southeast Fast Food Partners ("SFF") was formed to purchase and operate 24 Hardee's locations. To satisfy the requirements of the franchisor, an officer and director of the Company agreed to form a company to serve as the Managing General Partner of SFF. As of March 31, 2000 and December 31, 1999, a note receivable of $538,000 and $358,000, respectively, was due from SFF. The note receivable was due on July 15, 2000 and had an interest rate of 9.0% per annum. During 1999, the operations of SFF were sold to Saulat Enterprises and the partnership was liquidated. The Company continued to own and lease the real estate locations to the new operator. During the nine months ended September 30, 2000, the Company determined that the closure of all operations of SFF made collection of this note improbable and wrote the note off against the established reserve.

In April 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc., (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into a joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co. to form two limited partnerships. The two limited partnerships engaged in lending activities to owners and operators of quick service franchise and gas station/convenience store outlets. During the first quarter of 2000, all partners involved agreed to dissolve the joint venture.

In March 1998, the Company issued 23,725 shares of common stock for a 15% ownership interest in The Anz Company, LLC ("ANZ"). During 1999 and 1998, ANZ provided leasing and brokerage services for the Company. These services represented approximately 9.0% of ANZ's total revenue. During the three month period ended March 31, 2000, the Company liquidated its interest in ANZ.

8.       STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

On July 14, 2000, the Company announced a new common stock dividend plan, which provides that common stock, and minority interest OP unit dividends be paid on a monthly basis beginning August 15, 2000. During the nine months ended September 30, 2000, the Company declared dividends of $13,259,000 to its common stockholders and the minority interest OP unitholders and $5,327,000 to its preferred stockholders (or $0.4825 per quarter per share of preferred stock).

MINORITY INTERESTS

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, each OP unit represents a minority interest in the OP of the Company. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of common stock. Each OP unit may be exchanged at any time by the holder thereof for one share of common stock of the Company. With each exchange of outstanding OP units for common stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. During the nine months ended September 30, 2000, 3,212 OP units with guaranteed values were converted to 10,005 shares of common stock based on the guaranteed value. As of September 30, 2000 there were 1,291,375 OP units outstanding.

In addition, pursuant to a termination agreement entered into between the Company and QSV Properties, Inc. ("QSV"), the former managing partner of the Company's predecessor, QSV is entitled to an additional 825,000 shares of common stock of the Company or its equivalent in OP units if certain earnings targets are met by the year 2000. These earnings targets are based upon what QSV would have received under the management contract that was terminated. For the three and nine month periods ended September 30, 2000, the Company recorded a (charge) credit of $(670,000) and $3,752,000, respectively, representing an increase in the value from June 30, 2000 to September 30, 2000 and a decrease in the value from December 31, 1999 to September 30, 2000, respectively, of the 825,000 contingent units earned under the earnings target formula. The 825,000 contingent units have not been issued and will not participate in any income
(loss) or receive any distributions from the OP until such shares are issued.

In October 1999, the Company formed USRP/HCI Partnership 1, L.P. ("HJV"), a subsidiary of the Company, with an unrelated third party. Pursuant to the limited partnership agreement, the Company contributed certain properties and sold other properties to the unrelated third party, for net proceeds of $52,793,000, for contribution to the partnership. Under the terms of this transaction, the unrelated third party receives annual preferred distributions equal to $4,675,000, payable monthly from the cash flows of HJV and the Company is entitled to all remaining cash, after payment of partnership expenses. Income is allocated to each partner equal to their distribution.

The OP units outstanding at September 30, 2000 and December 31, 1999 of 1,291,375 and 1,294,587, respectively, and the preferred partnership interests represent the minority interests of the Company.

Minority interest in the OP and the preferred partnership consists of the following at September 30, 2000 (in thousands):

Balance at January 1, 2000                                            $  81,685

OP units converted to common stock                                          (86)

Change in market value of contingent shares during the period            (3,752)

Distributions paid and accrued in the period                             (4,535)

Income allocated to minority interest                                     3,151
                                                                      ----------

Balance at September 30, 2000                                         $  76,463
                                                                      ==========

9.       SUBSEQUENT EVENTS

During November 2000, the Company received a binding loan commitment from Bank of America, subject to the completion of satisfactory due diligence, to provide a credit facility consisting of a two-year $7,000,000 unsecured revolving line of credit and a secured bridge facility of $175,000,000 to refinance the revolving line of credit which matures January 9, 2001 and the term loan of $50,000,000 that matures in April 2002. The credit facility is expected to bear interest at LIBOR plus 225 basis points and the bridge loan will mature in six months, with one six month extension available. As part of the agreement, the Company has agreed to engage Banc of America Securities, LLC to structure, execute and place the securitization of the assets used to collateralize the bridge loan. It is anticipated that the securitization will be interest only, based on a floating rate, and that the term will be a minimum of five years. In connection with the refinancing of the $50,000,000 term loan that matures in April 2002, the Company expects to write-off approximately $340,000 worth of unamortized loan origination fees associated with the facility.

Pursuant to the terms of the $27,500,000 Series B Senior Secured Guaranteed Notes, the Company is working concurrently with the noteholders to establish a special purpose entity to hold properties to secure this debt on the same basis as the Bank of America credit facility. It is anticipated that the collateral used as security will consist primarily of properties which have already been identified as candidates for sale. If the collateral used as security for these notes is sold and the notes are paid off prior to maturity, the Company expects to write-off approximately $100,000 worth of unamortized loan origination fees associated with the notes.

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

Comparison of the three months ended September 30, 2000 to the three months ended September 30, 1999

Revenues, including income earned on direct financing leases, in the three months ended September 30, 2000 totaled $20,161,000, down 2% from the $20,480,000 recorded for the three months ended September 30, 1999. The decrease in revenues is primarily due to sales of properties during the nine months ended September 30, 2000, offset by development properties being completed and leased. For the three months ended September 30, 2000, approximately 7.6% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 6.9% for the three months ended September 30, 1999. Also included in revenues is interest income relating to notes and mortgage receivables from tenants and related parties. Interest income was $1,396,000 for the three months ended September 30, 2000, compared with $2,004,000 for the three months ended September 30, 1999. This decrease relates primarily to the Company's decision in the fourth quarter of 1999, as disclosed in the Company's Form 10-K for December 31, 1999, to write-off notes receivable by $7,024,000 from its tenant leasing 27 service stations in Hawaii.

Rent expense, associated with ground leases paid by the Company, for the three months ended September 30, 2000 totaled $283,000, an increase of 116% when compared to the three months ended September 30, 1999. This increase is primarily due to property acquisitions and rent escalations from existing properties. Depreciation and amortization expenses in the three months ended September 30, 2000 totaled $5,983,000, which is comparable to $6,002,000 for the three months ended September 30, 1999. The decrease in depreciation and amortization expense related to the sold properties was partially offset by the depreciation and amortization expense related to the development projects being completed.

General and administrative expenses for the three months ended September 30, 2000 totaled $1,808,000, an increase of 24% when compared to the three months ended September 30, 1999. These increases are primarily due to increased legal costs associated with tenant litigation matters, legal and investment advisory services related to the evaluation of possible strategic alternatives for the Company and increased infrastructure costs required as a result of the increase in the number of properties managed.

Provisions for doubtful accounts for the three months ended September 30, 2000 totaled $285,000 compared to $274,000 for the three months ended September 30, 1999. Provisions during the three months ended September 30, 2000 and September 30, 1999 resulted from the Company's continuing analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recoverable.

Interest expense for the three months ended September 30, 2000 totaled $7,657,000, a decrease of 1% when compared to the three months ended September 30, 1999. This decrease is primarily due to lower debt levels, partially offset by increases in interest rates.

A non-cash accounting charge of $670,000 relating to the termination of the management contract with QSV was recorded for the three months ended September 30, 2000, compared with a credit of $1,014,000 recorded for the three months ended September 30, 1999. This current period charge represents the increase in market value of a share of common stock at September 30, 2000 compared to June 30, 2000 on the maximum total of 825,000 contingent OP units issuable to QSV pursuant to the termination agreement. The previous period's charge represents the effect of (i) the change in market value between September 30, 1999 and June 30, 1999 and (ii) an increase in the number of OP units earned by QSV from 785,357 OP units at June 30, 1999 to 825,000 OP units at September 30,

1999. A maximum total of 825,000 shares of common stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under its prior management contract. These units have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been earned and issued in 2001.

During the three months ended September 30, 2000, the Company recorded an asset impairment charge of $1,899,000 as compared to no asset impairment charge in the three months ended September 30, 1999. This impairment charge resulted from the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. During this regular analysis, the Company determined that additional properties had carrying amounts in excess of their fair value.

There was no equity in net gain (loss) of affiliates for the three months ended September 30, 2000, compared to an equity in net loss of affiliates of $37,000 for the three months ended September 30, 1999. This decrease is the result of the Company's disposition of several of its investments in other entities in which the Company held a minority interest.

The gain on sale of properties of $978,000 for the three months ended September 30, 2000 relates to the sale of 43 properties for cash of $31,333,000 and notes of $728,000. The loss on sale of properties of $551,000 for the three months ended September 30, 1999 relates to the sale of seven properties for cash of $4,178,000 net of closing costs.

Minority interest in net income was $1,141,000 for the three months ended September 30, 2000 compared to $264,000 for the three months ended September 30, 1999. This increase relates primarily to the Company's minority interest in the USRP/HCI Partnership 1, L.P. which was formed in October, 1999.

Comparison of the nine months ended September 30, 2000 to the nine months ended September 30, 1999

Revenues, including income earned on direct financing leases and interest income, in the nine months ended September 30, 2000 totaled $61,650,000, up 3% from the $59,794,000 recorded for the nine months ended September 30, 1999. The increase in rental revenues is primarily due to rent associated with development properties being completed, partially offset by sales of properties. For the nine months ended September 30, 2000, approximately 7.7% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 9.0% for the nine months ended September 30, 1999. Interest income relating to notes and mortgages was $4,019,000 for the nine months ended September 30, 2000 compared with $5,398,000 for the nine months ended September 30, 1999. This decrease relates primarily to the Company's decision in the fourth quarter of 1999, as disclosed in the Company's Form 10-K for December 31, 1999, to write-off notes receivable by $7,024,000 from its tenant leasing 27 service stations in Hawaii.

Rent expense, associated with ground leases paid by the Company, for the nine months ended September 30, 2000 totaled $992,000, an increase of 165% when compared to the nine months ended September 30, 1999. This increase is primarily due to property acquisitions and rent escalations from existing properties. Depreciation and amortization expenses in the nine months ended September 30, 2000 totaled $18,983,000, an increase of 12% when compared to the nine months ended September 30, 1999. The increase in depreciation and amortization expense related to the increased number of properties at December 31, 1999 and the development properties completed during the nine months ended September 30, 2000 was partially offset by the depreciation and amortization expense related to the properties sold during the nine months ended September 30, 2000.

General and administrative expenses for the nine months ended September 30, 2000 totaled $7,203,000, an increase of 56% when compared to the nine months ended September 30, 1999. These increases are primarily due to increased legal costs associated with tenant litigation matters, legal and investment advisory services related to the evaluation of possible strategic alternatives for the Company and increased infrastructure costs required as a result of the increase in the number of properties managed.

Provisions for doubtful accounts for the nine months ended September 30, 2000 totaled $6,455,000 compared to $569,000 for the nine months ended September 30, 1999. On August 1, 2000 the Company announced the filing on July 31, 2000 of a Chapter 11 bankruptcy petition by one of its largest tenants which leases 26 properties and one wholesale terminal in Hawaii, 11 properties in California, and one property in Texas. At December 31, 1999, the Company charged off notes receivable from this tenant in the amount of $7,024,000. During the nine months ended

September 30, 2000, the Company fully provided for all other outstanding notes and accounts receivable due from this tenant in the amount of $3,138,000. Additional provisions during the nine months ended September 30, 2000 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

Loss on lease resolution resulted in costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties, as disclosed in the Company's 1999 Form 10-K and first quarter 2000 Form 10-Q. Costs of $500,000 were incurred in the resolution of a lease with an operator of service stations in Georgia as disclosed in the Company's 1999 Form 10-K and first quarter 2000 Form 10-Q.

Interest expense for the nine months ended September 30, 2000 totaled $23,206,000, an increase of 6% when compared to the nine months ended September 30, 1999. This increase is primarily due to a higher average outstanding debt level through July 2000 and higher LIBOR base rates.

A non-cash accounting credit of $3,752,000 relating to the termination of the management contract with QSV was recorded for the nine months ended September 30, 2000, compared with a charge of $3,628,000 recorded for the nine months ended September 30, 1999. This current period credit represents the change in market value of a share of common stock at September 30, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent OP units. The previous period's charge represents the effect of (i) the change in market value between September 30, 1999 and December 31, 1998 and (ii) an increase in the number of OP units earned by QSV from 495,509 OP units at December 31, 1998 to 825,000 OP units at September 30, 1999. A maximum total of 825,000 shares of common stock of the Company or their equivalent in OP units will be issued to QSV if certain earnings targets are met by the end of the year 2000. These earnings targets are calculated using a formula, primarily driven by the volume of property transactions, which is based upon what QSV would have received under their prior management contract. These shares have not been issued, and will not participate in any income (loss) or receive any distributions from the OP until they have been earned and issued in 2001.

During the nine months ended September 30, 2000, the Company recorded an asset impairment charge of $5,271,000 as compared to no asset impairment charge in the nine months ended September 30, 1999. As disclosed in the Company's Form 10-K for December 31, 1999, the Company announced its intent to sell 41 service stations in Georgia and recorded an asset impairment charge of approximately $4,900,000 to revalue these assets to estimated realizable value. During the nine months ended September 30, 2000 the Company reassessed its net book value for these properties and determined an additional $1,846,000 impairment charge was required for these service stations in Georgia. On July 19, 2000, the Company announced the sale of these Georgia service stations for approximately $30,000,000 subject to final closing adjustments. Additional impairment charges of $3,425,000 during the nine months ended September 30, 2000 resulted from the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. During this regular analysis, the Company determined that additional properties had carrying amounts in excess of their fair value.

There was no equity in net gain (loss) of affiliates for the nine months ended September 30, 2000, compared to an equity in net gain of affiliates of $44,000 for the nine months ended September 30, 1999. This decrease is primarily the result of the Company's disposition of several of its investments in other entities in which the Company held a minority interest.

The gain on sale of properties of $1,649,000 for the nine months ended September 30, 2000 relates to the sale of 62 properties for cash of $42,319,000 and notes of $1,233,000, and the non-renewal of ground leases. The loss on sale of $104,000 for the nine months ended September 30, 1999 relates to the sale of 23 properties for cash of $11,124,000 net of closing costs.

Minority interest in net income was $3,151,000 for the nine months ended September 30, 2000 compared to $474,000 for the nine months ended September 30, 1999. This increase relates primarily to the Company's minority interest in the USRP/HCI Partnership 1, L.P. which was formed in October 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating and dividend payment needs is used to reduce amounts outstanding under the Company's credit agreements. As of September 30, 2000, the Company has no letters of intent for acquisitions. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. Thus, the Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $660,000 during the remainder of the year ending December 31, 2000 to renovate and remodel currently owned properties. As of September 30, 2000, the Company had nine properties in various stages of development and had commitments of approximately $3,622,000 representing construction contract costs not yet incurred.

On July 14, 2000, the Company announced a new common stock dividend plan, which provides that common stock, and minority interest OP unit dividends be paid on a monthly basis beginning August 15, 2000. During the nine months ended September 30, 2000, the Company declared dividends of $13,259,000 to its common stockholders and the minority interest OP unitholders and $5,327,000 to its preferred stockholders (or $0.4825 per quarter per share of preferred stock).

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

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000. The OP received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. As of September 30, 2000, the Company had $119,036,000 outstanding under this credit agreement. The banks will also issue standby letters of credit for the account of the Company under this line of credit. As of September 30, 2000 the Company had a $1,776,000 letter of credit outstanding. This credit agreement expires on January 15, 2001 and provides that borrowings thereunder bear interest in tranches of 30, 60 or 90 - day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. At September 30, 2000, the margin spread was 1.35% and the weighted average effective rate of the credit agreement was 7.97%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement and a 1.5% per annum fee on the outstanding letter of credit. The line of credit requires the Company to maintain a Minimum Combined Equity Value of $200,000,000, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000.

In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured term loan of $50,000,000. As of September 30, 2000, the $50,000,000 was outstanding and bears interest at 9.1875% (based on the 30 day LIBOR rate of 6.625% plus a spread of 2.5625%). This credit facility matures in April 2002. Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net interest expense or income to be paid or received quarterly.

The Company is in compliance with all covenants associated with its revolving credit facilities as of September 30, 2000.

Management believes that cash flow from operations, along with the Company's ability to raise additional equity through joint ventures and anticipated sales of properties, will provide the Company with sufficient liquidity to meet its short-term capital needs. During November 2000, the Company received a binding loan commitment from Bank of America, subject to the completion of satisfactory due diligence, to provide a credit facility consisting of a two-year $7,000,000 unsecured revolving line of credit and a secured bridge facility of $175,000,000 to refinance the revolving line of credit which matures January 9, 2001 and the term loan of $50,000,000 that matures in April 2002. The credit facility is expected to bear interest at LIBOR plus 225 basis points and the bridge loan will mature in six months, with one six month extension available. As part of the agreement, the Company has agreed to engage Banc of America Securities, LLC to structure, execute and place the securitization of the assets used to collateralize the bridge loan. It is anticipated that the securitization will be interest only, based on a floating rate, and that the term will be a minimum of five years. In connection with the refinancing of the $50,000,000 term loan that matures in April 2002, the Company expects to write-off approximately $340,000 worth of unamortized loan origination fees associated with the facility.

Pursuant to the terms of the $27,500,000 Series B Senior Secured Guaranteed Notes, the Company is working concurrently with the noteholders to establish a special purpose entity to hold properties to secure this debt on the same basis as the Bank of America credit facility. It is anticipated that the collateral used as security will consist primarily of properties which have already been identified as candidates for sale. If the collateral used as security for these notes is sold and the notes are paid off prior to maturity, the Company expects to write-off approximately $100,000 worth of unamortized loan origination fees associated with the notes.

FUNDS FROM OPERATIONS (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trust ("NAREIT") in their National Policy Bulletin dated November 8, 1999, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization and gains (or losses) from sales of property. The Company has restated FFO for the three and nine months ended September 30, 1999 to reflect the adoption of this policy. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company's financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table sets forth, for the three and nine months ended September 30, 2000 and 1999, the calculation of funds from operations.

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                   --------------------   --------------------
                                                     2000        1999       2000        1999
                                                   --------    --------   --------    --------
(in thousands)
Net income (loss) allocable to common stock        $   (363)   $  3,246   $ (4,904)   $  5,898

Depreciation and amortization                         5,955       5,979     18,890      16,881
Loss (Gain) on Sale                                    (978)        551     (1,649)        104
Impairment reserve                                    1,899          --      5,271          --
Income allocable to minority interest                   (27)        264       (355)        474
Preferred stock dividends (a)                                     1,776                  5,327
                                                   --------    --------   --------    --------

Funds from operations                              $  6,486    $ 11,816   $ 17,253    $ 28,684
                                                   ========    ========   ========    ========

(a) Preferred dividends were anti-dilutive for the three and nine months ended September 30, 2000.

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

SEASONALITY

Fast food restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increased leisure travel. This seasonality can be expected to cause fluctuations in the Company's quarterly revenue to the extent it earns percentage rent.

RECENTLY ISSUED ACCOUNTING STANDARDS

As disclosed in the Company's Form 10-K for December 31, 1999, the Company revised its accounting for contingent rent on a prospective basis, effective May 21, 1998, to account for contingent rents in accordance with the initial consensus reached in the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") 98-9, "Accounting for Contingent Rent in Interim Financial Periods." As the Company has already complied with the requirements of accounting for contingent rents, the Company believes it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which is effective October 1, 2000.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for fiscal years beginning after June 15, 2000. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. The new standard will supercede or amend existing standards that deal with hedge accounting and derivatives. The Company has not yet determined the effect adopting this standard will have on its financial statements.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. At September 30, 2000 there was $119,036,000 of variable rate debt outstanding on these facilities. These facilities are priced with a floating interest rate based on LIBOR plus margin of between 1.20% and 1.35%.

The Company has entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000. The Company will pay a fixed rate of 7.05% and receive a variable rate based upon LIBOR under this swap agreement.

Based on the $119,036,000 of variable rate debt outstanding at September 30, 2000, a 10% increase or decrease would result in an increase or decrease in interest charges relating to these facilities of approximately $943,000 for a full year. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                   1) Exhibit 12.1 - Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                   2)    Exhibit 27.1 - Financial Data Schedule

         b)       Reports of Form 8-K

                  The following reports on Form 8-K were filed during the third quarter of 2000:

                   1) Current Report on Form 8-K filed August 4, 2000 relating to the Company's July 31, 2000 press release announcing the bankruptcy petition of one of its largest tenants.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           U.S. Restaurant Properties, Inc.




Dated:  November 14, 2000                  By:   /s/ Barbara Erhart
                                              ----------------------------------
                                                 Barbara Erhart
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)

                               INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                            DESCRIPTION
  -------                           -----------
   1        Exhibit 12.1 -- Ratio of Earnings to Combined Fixed Charges
            and Preferred Stock Dividends
   2        Exhibit 27.1 -- Financial Data Schedule