Form 10-K
period 2000-12-31
U S RESTAURANT PROPERTIES INC
filed 2001-04-02
CIK 1032462

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

  [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

                                      OR

  [_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

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

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

  The aggregate market value of the common stock (based upon the closing price of the common stock on March 22, 2001, on the New York Stock Exchange) held by non-affiliates of the registrant was $142,266,191

  As of March 22, 2001, U.S. Restaurant Properties, Inc. had 17,886,156 shares of common stock $.001 par value outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the company's 2000 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        U.S. Restaurant Properties, Inc.

                                  PART I

Item 1.   Business........................................................    3
Item 2.   Properties......................................................   13
Item 3.   Legal Proceedings...............................................   14
Item 4.   Submission of Matters to a Vote of Security Holders.............   14

                                 PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
      Matters.............................................................   15
Item 6.   Selected Financial Data.........................................   16
Item 7.   Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   17
Item 7A.  Quantitative and Qualitative Disclosures About Market Risk......   24
Item 8.   Financial Statements and Supplementary Data.....................   25
Item 9.   Changes in and Disagreements With Accountants on Accounting and
 Financial Disclosure.....................................................   25

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant..............   26
Item 11.  Executive Compensation..........................................   26
Item 12.  Security Ownership of Certain Beneficial Owners and Management..   26
Item 13.  Certain Relationships and Related Transactions..................   26

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
 Form 8-K.................................................................   27

                                    PART I

Item 1. Business.

General

   U.S. Restaurant Properties, Inc. (the "Company"), is a fully integrated, self-administered real estate investment trust ("REIT"). The Company owns, manages, acquires and selectively develops restaurant, service station and other service retail properties. At December 31, 2000, the Company's portfolio consisted of 850 properties (the "Properties"), diversified geographically in 48 states and operated by approximately 337 operators. In addition, the Company held seven billboard properties, one office building and one fuel terminal facility. The Properties are leased by the Company on a triple net basis primarily to operators of fast food and casual dining chain restaurants affiliated with major brands such as Burger King, Arby's, Dairy Queen, Hardee's, Chili's, Pizza Hut and Schlotzsky's and regional franchises such as Grandy's and Taco Cabana, and to gasoline service station operators affiliated with major brands such as Shell, Phillips 66 and Arco. Triple net leases ("Triple Net") typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance. As of December 31, 2000, over 95% of the Properties were leased pursuant to leases with average remaining lease terms (excluding options) in excess of 13 years.

   The Company is a Maryland corporation which has made an election to be taxed as a REIT for federal income tax purposes for each calendar year commencing with its taxable year ended December 31, 1997. Both the Common Stock, par value $.001 per share ("Common Stock"), and the $1.93 Series A Cumulative Convertible Preferred Stock, par value $.001 per share ("Preferred Stock"), of the Company are traded on the New York Stock Exchange under the symbols "USV" and "USV pA", respectively. The principal executive offices of the Company are located at 12440 Inwood Road, Suite 300, Dallas, Texas 75244. The telephone number is (972) 387-1487.

History and Structure of the Company

   The Company's predecessor, U.S. Restaurant Properties Master L.P. ("USRP") and U.S. Restaurant Properties Operating L.P. (the "Operating Partnership") were formed in 1985 by Burger King Corporation ("BKC") and QSV Properties, Inc. ("QSV"), both of which were at the time wholly-owned subsidiaries of The Pillsbury Company. QSV acted as the general partner of USRP and the Operating Partnership. BKC was a special general partner of USRP until its withdrawal on November 30, 1994. USRP effected an initial public offering in 1986 and the proceeds therefrom were used to buy the Company's initial portfolio of 128 properties from BKC. From 1986 through March 1995, the partnership agreement governing USRP limited the activities of the Company to managing the original portfolio of properties.

   In May 1994, QSV began implementing a number of new strategies intended to enhance the Company's growth. These strategies included USRP and the Operating Partnership, among other things, acquiring new properties, enhancing investment returns through merchant banking activities and developing new co-branded service centers on a selective basis. From May 1994 through December 2000, the Company increased the number of Properties owned or managed from 123 to 912 before dispositions. During 2000, the Company entered into a planned deleveraging phase and disposed of 62 properties, net of acquisitions, and used the proceeds to pay-down debt. The Company's strategy in 2001 is to maximize current operations through the strategic disposition of non-core restaurants and service stations and redeployment of the proceeds of these transactions into higher yielding established properties and new development.

   On October 15, 1997, the Company effected the conversion of USRP into a self-administered REIT. The conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P., a partnership subsidiary of the Company, with and into USRP. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest (the "Units") of USRP became stockholders of the Company. On October 16, 1997, the Common Stock, in replacement of the Units, commenced trading on the NYSE under the symbol "USV". In connection with the conversion, QSV withdrew as general partner of USRP and the Operating Partnership, effective October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner for USRP and the Operating Partnership. In exchange for its interests in USRP and the Operating Partnership and the termination of its management contract, QSV received 126,582 shares of Common Stock and 1,148,418 units of beneficial interest in the Operating Partnership ("Operating Partnership Units"), which were exchangeable at any time for shares of Common Stock on a one-for-one basis, and the right to receive up to 825,000 additional Operating Partnership Units or shares of Common Stock based on the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based upon what QSV would have received under their prior management contract with USRP for management of USRP's acquisition, development, and sales activity. As of December 29, 2000, all of the 825,000 contingent shares of Common Stock had been earned and issued.

   Additionally, effective December 29, 2000, the Company and QSV entered into a merger agreement in which QSV merged into the Company and the stockholders of QSV were issued 2,554,998 shares of Common Stock. The principal assets of QSV at the time of the merger were 1,148,418 Operating Partnership Units of the Operating Partnership and 1,406,582 shares (inclusive of the 825,000 shares discussed above) of Common Stock of the Company.

Diversification

   The Company conducts its operations in a manner intended to enhance the predictability and sustainability of its cash flows by diversifying its portfolio by geographic location and number of tenants. The Company believes that geographic diversification minimizes the effects on the Company's financial position of downturns in regional and local economies. The Properties are further diversified by the number of tenants. At December 31, 2000, no tenant accounted for more than 10% of the Company's revenues.

Leases with Restaurant and Service Station Operators

   Typically, the Company acquires a property that has been operated as a fast food or casual dining restaurant and that is subject to a lease with a remaining term of five to 20 years and a co-terminus franchise agreement. Historically, the Company's development has focused in two areas--the first being development of raw land in new and promising suburban areas, and the second being in the redevelopment and rebranding of undersized or outdated service stations and convenience stores in infill locations. Beginning in 2001, the Company's development program will focus on the buildout of existing raw land holdings and the expansion of existing tenants into new locations. The Company believes that because the restaurant and/or tenant of these properties have proven operating records, this strategy will mitigate default and non-renewal risks.

   Substantially all of the Company's existing leases are Triple Net. The Triple Net lease structure is designed to provide the Company with a consistent stream of income without the obligation to reinvest in the Property. Approximately 50% of the Company's leases provide for rental payments equal to a percentage of the Property's sales in excess of a threshold amount in addition to the base rent. For the twelve months ended December 31, 2000, percentage rental revenues represented 8% of total rental revenues.

   The Company has implemented an early renewal program in which the Company offers remodeling grants to tenants in consideration for renewing and restructuring leases. Through February 28, 2001, the Company has paid an aggregate of approximately $3,227,000 for remodeling under this program. The Company considers these remodeling grants to be prudent given the increased sales resulting at the remodeled restaurants and reduces the risk and potential cost associated with re-leasing the site to a new operator or concept.

   The Company generally acquires properties from third-party lessors or from operators in sale/leaseback transactions in which the operator sells the property to the Company and then enters into a long-term lease (typically 20 years) with the Company for the property. A sale/leaseback transaction is attractive to the operator because it allows the operator to realize the value of the real estate while retaining occupancy for the long-term. A sale/leaseback transaction may also provide specific accounting, earnings and market value benefits to the selling operator. For example, the lease on the property may be structured by the tenant as an off-balance sheet operating lease, consistent with Financial Accounting Standards Board rules, which may increase the operator's earnings, net worth and borrowing capacity. The following table sets forth information regarding lease expirations, excluding lease extension options, for the Properties.

                           Lease Expiration Schedule

                                                               Number of Percent
                                                                Leases     of
Year                                                           Expiring   Total
----                                                           --------- -------
2001 to 2003..................................................     89       10%
2004 to 2006..................................................     82       10%
2007 to 2009..................................................     51        6%
2010 to 2012..................................................     45        5%
2013 to 2015..................................................     79        9%
2016 to 2018..................................................    264       31%
2019 to 2021..................................................    189       23%
2022 to 2024..................................................      9        1%
Properties under development..................................      8        1%
Unleased operating properties.................................     28        3%
Other (1).....................................................      6        1%
                                                                  ---      ---
                                                                  850      100%
                                                                  ===      ===

(1) Consists of six leased properties in which the Company leases and subleases the Properties for approximately the same rents.

Ownership of Real Estate Interests

   Of the 850 Properties included in the Company's portfolio as of December 31, 2000, the Company (i) owned both the land and the restaurant building in fee simple on 703 of such Properties (the "Fee Properties"), (ii) owned the land, with the tenant owning the restaurant building on 38 of such Properties and (iii) leased the land, the building or both from a third-party lessor on 109 of such Properties (the "Leasehold Properties"). Of the 109 Leasehold Properties, 12 are Properties on which the Company leases from a third party the underlying land, the restaurant building and the other improvements thereon (the "Primary Leases") and then subleases the property to the restaurant operator. Under the terms of the remaining 97 Leasehold Properties (the "Ground Leases"), the Company leases the underlying land from a third party and owns the restaurant building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The terms of the Primary Leases and Ground Leases expire from one to 20 years.

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

   Although the Company, as lessee under each Primary Lease and Ground Lease, generally has the right to freely assign or sublet all of its rights and interest thereunder, the Company is not permitted to assign or sublet any of its rights or interests under certain of the Primary Leases and certain of the Ground Leases without obtaining the lessor's consent or satisfying certain other conditions. In addition, 41 of the Primary Leases and Ground Leases require the Company to use such Leasehold Properties only for the purpose of operating a Burger King restaurant or another specified brand of restaurant thereon. In any event, no transfer will release the Company from any of its obligations under any Primary Lease or Ground Lease, including the obligation to pay rent.

Use and Other Restrictions on the Operation and Transfer of Burger King Restaurant Properties

   The Company was originally formed for the purpose of acquiring all BKC's interest in the original portfolio and leasing or subleasing them to BKC franchisees under the leases/subleases. Accordingly, the Operating Partnership Agreement contains provisions that state, except as expressly permitted by BKC, that the Company may not use such properties for any purpose other than to operate a Burger King restaurant during the term of the lease. In furtherance thereof, the Operating Partnership Agreement: (i) requires the Company, in certain specified circumstances, to renew or extend a lease/sublease and enter into a new lease with another franchisee of BKC, to approve an assignment of a lease/sublease, to permit BKC to assume a lease/sublease at any time and to renew a Primary Lease, and (ii) imposes certain restrictions and limitations upon the Company's ability to sell, lease or otherwise transfer any interest in such properties. The Operating Partnership Agreement requires the Company to provide BKC notice of default under a lease/sublease and an opportunity to cure such default prior to taking any remedial action. The Operating Partnership Agreement also requires the Company under certain circumstances to provide tenants with assistance with remodeling costs. The terms imposed on the Company by the Operating Partnership Agreement may be less favorable than those imposed upon other lessors of Burger King restaurants. BKC has advised the Company that it intends to waive or not impose certain of the restrictive provisions contained in the Operating Partnership Agreement.

Employees and Management

   On March 15, 2001, the Company had approximately 32 employees. The Company believes that relations with its employees are good.

Competition

   The Company believes that it competes with numerous other publicly-owned entities, some of which dedicate substantially all of their assets and efforts to acquiring, owning and managing chain restaurant properties. The Company also competes with numerous private firms and individuals for the acquisition of restaurant, service station and other service retail properties. In addition, there are other publicly owned entities that are dedicated to acquiring, owning and managing Triple Net lease properties. The majority of chain restaurant properties are owned by restaurant operators and real estate investors. Management believes, based on its industry knowledge and experience, that this fragmented market provides the Company with opportunities to make strategic acquisitions.

   The restaurants and service stations operated on the Company's properties are subject to significant competition (including, for example, competition from other national and regional "fast food" restaurant chains, local restaurants, national and regional restaurant chains that do not specialize in "fast food" but appeal to many of the same customers as do "fast food" restaurants, national and regional service station chains, and other competitors such as convenience stores and supermarkets that sell ready-to-eat food and gasoline). The success of the Company depends, in part, on the ability of the restaurants and service stations operated on the Properties to compete successfully with such businesses. The Company does not anticipate that it will seek to engage directly in or meet such competition. Instead, the Company will be dependent upon the experience and ability of the lessees operating the businesses located on the Properties and, with respect to its franchisee-operated properties, the franchisor systems, to compete with these other restaurants, service stations and similar operations.

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

   Environmental Regulation. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removal or remediation of certain hazardous substances released on or within its property. Such liability may be imposed without regard to whether the owner or operator knew of or caused the release of the hazardous substances. In addition to liability for cleanup costs, the presence of hazardous substances on a property could result in the owner or operator incurring liability as a result of a claim by an employee or another person for personal injury or a claim by an adjacent property owner for property damage.

   In connection with the Company's acquisition of a new property, a Phase I environmental assessment is obtained. A Phase I environmental assessment involves researching historical uses of a property, analyzing databases containing registered underground storage tanks and other matters, and including an on-site inspection to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, may be ordered for further evaluation. Depending on the nature of the potential issue and the results of any Phase II assessment, the transaction may be terminated or the acquisition may be consummated in conjunction with actions taken to lessen any environmentally-related financial or legal risk. To mitigate financial risk to the Company, the Company generally requires tenants to secure environmental insurance and to assume obligations relating to environmental issues and where possible, obtains indemnifications from the previous owner and/or operator for all costs associated with existing or potential contamination.

   American With Disabilities Act ("ADA"). Under the ADA, all public accommodations, including restaurants, are required to meet certain federal requirements relating to physical access and use by disabled persons. A determination that the Company or a Property of the Company's is not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorney's fees. The Company's leases contemplate that compliance with the ADA is the responsibility of the operator. The Company is not currently a party to any litigation or administrative proceeding with respect to a claim of violation of the ADA and does not anticipate any such action or proceeding that would have a material adverse effect upon the Company.

   Land-use, Fire and Safety Regulations. In addition, the Company and its restaurant operators are required to operate the Properties in compliance with various laws, land-use regulation, fire and safety regulations and building codes as may be applicable or later adopted by the governmental body or agency having jurisdiction over the location of the Property or the matter being regulated. The Company does not believe that the cost of compliance with such regulations and laws will have a material adverse effect upon the Company.

   Health Regulations. The restaurant industry is regulated by a variety of state and local departments and agencies, concerned with the health and safety of restaurant customers. These regulations vary by restaurant location and type. The Company's leases provide for compliance by the restaurant operator with all health regulation and inspections and require that the restaurant operator obtain insurance to cover liability for violation of such regulations or the interruption of business due to closure caused by failure to comply with such regulations. The Company is not currently a party to any litigation or administrative proceeding with respect to the compliance with health regulations of any Property it finances, and does not anticipate any such action or proceeding that would have a material adverse effect upon the Company.

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

Risks Associated with Forward-Looking Statements included in this Form 10-K

   This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements include the plans and objectives of management for future operations, including plans and objectives relating to property acquisitions and dispositions. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Assumptions relating to the foregoing involve judgements with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate and, therefore there can be no assurance that the forward-looking statements included in the Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statement included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Factors Affecting the Company's Business and Prospects

   There are many factors that affect the Company's business and the results of its operations, some of which are beyond the control of the Company. The following is a description of some of the important factors that may cause the actual results of the Company's operations in future periods to differ materially from those currently expected or desired.

 Real Estate Investment Risks

   Value of Real Estate Dependent on Numerous Factors. Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including:

  .  changes in the general economic climate;

  . local conditions, such as an oversupply of space or a reduction in demand for real estate in an area;

  .  the quality and philosophy of management;

  .  competition from other available space;

  .  governmental regulations;

  .  interest rate levels;

  .  the availability of financing;

  . potential liability under, and changes in, environmental, zoning, and other laws;

  . the perceptions of prospective tenants of the safety, convenience and attractiveness of the Properties;

  . the ability of the Company to collect on a timely basis all rents from tenants;

  .  the expense of periodically renovating, repairing and reletting space;
     and

  . civil unrest, acts of God (which may result in uninsured losses), acts of war, and other factors beyond the Company's control.

   Reliance on Burger King(R) and other Major Brands. Of the Properties, 182, or 21% of the total Properties as of December 31, 2000, are occupied by operators of Burger King(R) restaurants. In addition, the Company intends to acquire other Burger King(R) properties. Further, significant franchise brands account for 25% of the remaining Properties. As a result, the Company is subject to the risks inherent in investments concentrated in a single franchise brand, such as a reduction in business following adverse publicity related to the brand or if the Burger King(R) restaurant chain (and its franchisees) or other major chain (and its franchisees) were to suffer a system-wide decrease in sales, the ability of franchisees to pay rents (including percentage rents) to the Company may be adversely affected.

   Failure to Renew Leases and Franchise Agreements. The Properties are leased to restaurant and other franchise operators pursuant to leases with remaining terms varying from one to twenty four years at December 31, 2000 and an average remaining term of 13 years. No assurance can be given that such leases will be renewed at the end of the lease terms or that the Company will be able to renegotiate terms which are acceptable to the Company.

   Expiring Leases. The Company's inability to renew or release space upon expiration of its expiring leases could adversely affect the Company's cash available for distributions. In that regard, between 2001 and 2003, leases covering approximately 10% of the Company's total leased space are scheduled to expire.

   Potential Environmental Liability. The Company's operating costs may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations, as well as the cost of compliance with future legislation. Under current federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of removal or remediation of hazardous or toxic substances on, under or in such property. Such laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of such hazardous or toxic substances. In addition, the presence of contamination from hazardous or toxic substances, or the failure to remediate such contaminated property properly, may adversely affect the ability of the owner of the property to use such property as collateral for a loan or to sell such property. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. In the event any such matters should occur, the costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect the Company's results of operations and financial condition.

   Competition for Acquisitions Exists for the Company. Numerous entities and individuals compete with the Company to acquire triple net leased restaurant properties, including entities which have substantially greater financial resources than the Company. These entities and individuals may be able to accept more risk than the Company is willing to undertake. Competition generally may reduce the number of suitable investment opportunities available to the Company and may increase the bargaining power of property owners seeking to sell. There can be no assurance that the Company will find attractive triple net leased properties or sale/leaseback transactions in the future.

   Competition Exists for Tenants of the Company's Properties. The restaurants operated on the Properties are subject to significant competition (including competition from other national and regional fast food restaurant chains) including other Burger King(R) restaurants, local restaurants, restaurants owned by BKC or affiliated entities, national and regional restaurant chains that do not specialize in fast food but appeal to many of the same customers and other competitors such as convenience stores and supermarkets that sell prepared and ready-to-eat foods. The success of the Company depends, in part, on the ability of the restaurants operated on the Properties to compete successfully with such businesses.

   Restrictions on, and Risks of, Unsuccessful Development Activities. The Company intends to continue to pursue development activities as opportunities arise. Such development activities generally require various government and other approvals. The Company may not receive such approvals. The Company will be subject to risks associated with any such development activities. These risks include:

  . the risk that development opportunities explored by the Company may be abandoned;

  . the risk that construction costs of a facility may exceed original estimates, possibly making the project less profitable than originally estimated;

  .  limited cash flow during the construction period; and

  . the risk that occupancy rates and rents of a completed project will not be sufficient to make the project profitable.

   In case of an unsuccessful development project, the Company's loss could exceed its investment in the project.

 Risks of Adverse Effect on the Company from Debt Servicing, Increases in Interest Rates, Financial Covenants and Absence of Limitations on Debt

   Debt Financing. The Company is subject to risks normally associated with debt financing, including the risk (a) that the Company's cash flow will be insufficient to meet required payments of principal and interest or (b) that the Company's financial situation may restrict its ability to comply with the customary financial and other covenants (such as maintaining certain debt coverage and loan-to-value ratios normally found in its debt instruments, (c) the risk that existing indebtedness on the Properties will not be able to be refinanced or (d) that the terms of such refinancings will be as favorable as the terms of the existing indebtedness. While management believes they will be successful in obtaining new financing as required, there can be no assurance that the Company will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

   Risk of Rising Interest Rates. A significant amount of the Company's outstanding indebtedness bears interest at variable rates. In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay expected distributions to stockholders.

 Risk of Inability to Sustain Distribution Level

   The Company's current intended distribution level is based on a number of assumptions, including assumptions relating to the future operations of the Company. These assumptions concern, among other matters, continued property occupancy and profitability of tenants, capital expenditures and other costs relating to the Company's Properties, the level of leasing activity, the strength of real estate markets, competition, the cost of environmental compliance and compliance with other laws, the amount of uninsured losses, and decisions by the Company to reinvest rather than distribute cash available for distribution. The Company currently expects to maintain its current distribution level. However, some of the assumptions described above are beyond the control of the Company, and a significant change in any such assumptions could cause a reduction in cash available for distributions, which could affect the Company's ability to sustain its distribution level.

 Influence of Significant Stockholders

   Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company and LSF3 Investments II, LLC, a Delaware limited liability company (the "Lone Star Holders")) owned as of

March 9, 2001 a total of 12.29% of the outstanding Common Stock and have agreed to acquire approximately an additional seven percent of the outstanding Common Stock. So long as the Lone Star Holders collectively hold a significant percentage of the outstanding Common Stock, the Lone Star Holders could exert substantial influence over the affairs of the Company.

 Certain Antitakeover Provisions; Ownership Limits

   Charter Provisions. Certain provisions of the Articles may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of shares of Common Stock the opportunity to realize a premium over the then-prevailing market prices. Furthermore, the ability of the stockholders to effect a change in management control of the Company would be substantially impeded by such antitakeover provisions. Moreover, in order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities). For the purpose of preserving the Company's REIT qualification, the Articles prohibit ownership either directly or under the applicable attribution rules of the Code of more than 8.75% of the shares of Common Stock by any stockholder, subject to certain exceptions. Such ownership limit may have the effect of preventing an acquisition of control of the Company without the approval of the Board.

   Preferred Stock. The Articles authorize the Board to issue up to 50 million shares of preferred stock and to establish the preferences and rights of any such shares issued. The issuance of preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' best interest.

   Exemptions for Certain Persons from the Maryland Business Combination
Law. Under the Maryland General Corporation Law (the "MGCL"), certain business combinations between a Maryland corporation and 10% beneficial stockholder ("Interested Stockholder") are prohibited for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder ("Qualification Date"), unless a corporation's board of directors approved such a combination prior to the Qualification Date. The Bylaws of the Company contain a provision exempting from these provisions of the MGCL any business combinations involving Lone Star (or its affiliates) or any person acting in concert as a group with any of the foregoing persons.

   Control Share Acquisitions. The MGCL provides that, subject to certain exceptions, the shares of a Maryland corporation held by a beneficial owner owning at least 20% of the voting shares of the Company ("Control Shares") may have no voting rights if such beneficial owner acquired such shares by means other than a merger, consolidation or share exchange if the corporation is a party to the transaction, or an acquisition approved or exempted by the charter or bylaws of the corporation.

   Restrictions on Transfer. The ownership limit provided in the Articles may restrict the transfer of Common Stock or Preferred Stock. For example, if any purported transfer of Common Stock or Preferred Stock would (a) result in any person owning, directly or indirectly, Common Stock or Preferred Stock in excess of 8.75% of the number of outstanding shares of Common Stock (except for Lone Star which initially may own no more than 40.0% of the number of such outstanding shares) or (b) 9.8% of the number of outstanding shares of Preferred Stock of any series of Preferred Stock, (c) result in the Common Stock and Preferred Stock being owned by fewer than 100 persons, (d) result in the Company being "closely held" (as defined in the Code), or (e) cause the Company to own, directly or constructively, 10% or more of the ownership interests in a tenant of the Company's real property, the Common Stock or Preferred Stock will be designated as "Excess Stock" and transferred automatically to a trust effective on the day before the purported transfer of such Common Stock or Preferred Stock.

 Share Prices May Be Affected By Market Interest Rates

   One of the factors that influences the market price of the shares of Common Stock in public markets is the annual yield on the price paid for shares of Common Stock from distributions by the Company. An increase in market interest rates may lead prospective purchasers of the Common Stock to demand a higher annual yield from future distributions. Such an increase in the required distribution yield may adversely affect the market price of Common Stock.

 Failure to Qualify as a REIT Could Adversely Affect Shareholders; Other Tax Liabilities

   Consequences of Failure to Qualify as a REIT. The Company has elected to be taxed as a REIT under the Code, commencing with its taxable year ended December 31, 1997. To maintain REIT status, the Company must meet a number of highly technical requirements on a continuing basis. Those requirements seek to ensure, among other things, that the gross income and investments of a REIT are largely real estate related, that a REIT distributes substantially all its ordinary taxable income to stockholders on a current basis and that the REIT's ownership is not overly concentrated. Due to the complex nature of these rules, the limited available guidance concerning interpretation of the rules, the importance of ongoing factual determinations and the possibility of adverse changes in the law, administrative interpretations of the law and developments at the Company, no assurance can be given that the Company will qualify as a REIT for any particular year.

   If the Company fails to qualify as a REIT, it will be taxed as a regular corporation, and distributions to stockholders will not be deductible in computing the Company's taxable income. The resulting corporate tax liabilities could materially reduce the funds available for distribution to the Company's stockholders or for reinvestment. In the absence of REIT status, distributions to stockholders would no longer be required. Moreover, the Company might not be able to elect to be treated as a REIT for the four taxable years after the year during which the Company ceased to qualify as a RElT. In addition, if the Company later requalified as a REIT, it might be required to pay a full corporate-level tax on any unrealized gain in its assets as of the date of requalification and to make distributions equal to any earnings accumulated during the period of non-REIT status.

   Effect of REIT Distribution Requirements. To maintain its qualification as a REIT, the Company must annually distribute to the Company's stockholders at least 95% (90% beginning January 1, 2001) of its net ordinary taxable income (not capital gains). This requirement limits the Company's ability to accumulate capital. Under certain circumstances, the Company may not have sufficient cash or other liquid assets to meet the distribution requirement. Difficulties in meeting the distribution requirements might arise due to competing demands for the Company's funds or to timing differences between tax reporting and cash receipts and disbursements (because income may have to be reported before cash is received, or expenses may have to be paid before a deduction is allowed or deductions may be disallowed or limited). In those situations, the Company might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements. Although the Company does not anticipate difficulties in meeting the distribution requirements, no assurance can be given that the necessary funds will be available. If the Company fails to make a required distribution, it would cease to be a REIT.

Subsequent Events

   On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star Fund III (U.S.), L.P. ("Lone Star") providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000 (the "Lone Star Transaction"). The Lone Star Transaction will involve two or more closings: an initial closing, on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; and one or more subsequent closings, to occur on or before September 5, 2001, at which up to an additional 1,408,451 shares will be purchased. After completion of the entire Lone Star Transaction and including Lone Star's purchase of 1,856,330 shares from Fred H. Margolin, Darrel L. Rolph, David K. Rolph and their affiliates, Lone Star will be a beneficial holder of approximately 19.33% of the Company's presently outstanding common stock.

   Concurrently with the initial closing of the Lone Star Transaction, four members of the Company's board of directors (the "Board"), Fred H. Margolin, Darrel L. Rolph, David K. Rolph and Dr. Gerald H. Graham, resigned. Mr. Margolin also resigned as the Chairman of the Board and Chief Executive Officer of the Company and from any other positions he held with the Company or any of its subsidiaries. The Board appointed four individuals designated by Lone Star, David W. West, Robert Gidel, Len W. Allen, Jr. and Gregory I. Strong to fill the vacancies created by these resignations. The Board appointed Mr. West to serve as interim Chief Executive Officer of the Company while the Board identifies a permanent replacement for Mr. Margolin.

Item 2. Properties.

General

   The Company owns, manages, acquires, and selectively develops restaurant, service station and other service retail sites that it typically leases on a Triple Net basis primarily to operators of fast food and casual dining chain restaurants affiliated with national brands such as Burger King(R), Arby's(R), Dairy Queen(R), Hardee's(R), Chili's(R), Pizza Hut(R), ExxonMobil(R), Phillips 66(R) and Schlotzsky's(R) and regional brands such as Grandy's(R) and Taco Cabana(R). Management believes that the long-term, Triple Net structure of its leases results in a more predictable and sustainable income stream than other forms of real estate investments.

Properties

   As of December 31, 2000, the Company owned 850 business properties, including 182 Burger King(R) Properties, 66 Arby's(R) Properties, 44 Fina(R) Properties, 40 Dairy Queen(R) Properties, 35 Arco(R) Properties,
29 Grandy's(R) Properties, 27 Schlotzsky's(R) Properties, 20 Hardee's(R) Properties, and 18 Pizza Hut(R) Properties. The Properties are diversified geographically in 48 states, with no state, except Texas (33%), accounting for greater than 6% of the Properties. Of the 850 Properties, approximately 95% were leased on a Triple Net basis as of December 31, 2000.

   The following table contains information by state regarding the Properties owned by the Company as of December 31, 2000.

                                Location                              Number of       Percent of
                                by State                             Properties         Total
                                --------                             ----------       ----------
    Texas........................................................       279              33%
    North Carolina...............................................        54               6%
    California...................................................        35               4%
    New York.....................................................        34               4%
    Illinois.....................................................        34               4%
    Oklahoma.....................................................        30               4%
    Georgia......................................................        30               4%
    Michigan.....................................................        28               3%
    Hawaii.......................................................        26               3%
    Florida......................................................        26               3%
    Arizona......................................................        26               3%
    Minnesota....................................................        20               2%
    Pennsylvania.................................................        19               2%
    Tennessee....................................................        19               2%
    Iowa.........................................................        15               2%
    Indiana......................................................        14               2%
    South Carolina...............................................        12               1%
    Maryland.....................................................        12               1%
    Missouri.....................................................        11               1%
    Louisiana....................................................        10               1%
    Other states (less than ten properties)......................       116              15%
                                                                        ---             ---
      Total Properties...........................................       850             100%
                                                                        ===             ===

   The Company intends to continue to strategically acquire properties affiliated with major national brands such as Burger King(R), Arby's(R), Wendy's(R), and Chili's(R) and regional brands such as Grandy's(R) and Taco Cabana(R), operated by competent, financially-stable multi-unit restaurant operators. The Company believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company believes its income stream is further protected through the increasing diversification of the Properties by brand affiliation. Since May 1994, the Company has significantly expanded the number of its brand affiliations. Of the 727 Properties (net of dispositions) acquired since May 1994, only 59 are Burger King(R) restaurants and the balance are affiliated with other national and regional chain restaurants and service stations.

   The following table contains information by brand regarding the Properties owned by the Company as of December 31, 2000.

                                                           Number of    Percent of
                        Brand Name                         Properties     Total
                        ----------                         ----------   ----------

    Burger King(R)........................................    182           21%
    Arby's(R).............................................     66            8%
    Fina(R)...............................................     44            5%
    Dairy Queen(R)........................................     40            5%
    Arco(R)...............................................     35            4%
    Grandy's(R)...........................................     29            3%
    Gant(R)...............................................     27            3%
    Schlotzsky's(R).......................................     27            3%
    Kettle(R).............................................     24            3%
    El Chico(R)...........................................     22            3%
    Popeye's(R)...........................................     22            3%
    Phillips 66(R)........................................     21            2%
    Hardee's(R)...........................................     20            2%
    Spaghetti Warehouse(R)................................     19            2%
    Pizza Hut(R)..........................................     18            2%
    Bruegger's Bagels(R)..................................     17            2%
    Taco Cabana(R)........................................     13            2%
    Applebee's(R).........................................     12            1%
    Other brands (less than ten Properties)...............    212           26%
                                                              ---          ---
      Total Properties....................................    850          100%
                                                              ===          ===

Item 3. Legal Proceedings.

   On August 1, 2000, the Company announced the filing on July 31, 2000 of a Chapter 11 bankruptcy petition by one of its largest tenants which leases 26 properties and one wholesale terminal in Hawaii, 11 properties in California, and one property in Texas. In December 2000, the bankruptcy court enabled the Company to transfer the 11 California properties to other operators.

   The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

   There were no matters submitted to stockholders in the quarter ended December 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The Company's Common Stock is traded on the New York Stock Exchange under the symbol "USV". The high and low sales prices of the shares and the dividends and distributions declared and paid during 1999 and 2000 are set forth below:

                                                                 Market Price
                                                               -----------------
                                                                 High     Low
                                                               -------- --------
1999
First Quarter................................................. $19.4895 $14.2383
Second Quarter................................................  18.2775  14.7432
Third Quarter.................................................  17.5030  13.2932
Fourth Quarter................................................  16.1001  12.2877

2000
First Quarter................................................. $14.5268 $ 9.5903
Second Quarter................................................  12.0725   7.3338
Third Quarter.................................................  11.3148   8.2290
Fourth Quarter................................................  10.7500   8.8111

                                                                 Dividends and
                                                                 Distributions
                                                               -----------------
                                                               Declared   Paid
                                                               -------- --------
1999
First Quarter................................................. $ 0.4425 $ 0.4300
Second Quarter................................................   0.4550   0.4425
Third Quarter.................................................   0.4625   0.4550
Fourth Quarter................................................   0.4650   0.4625
                                                               -------- --------
                                                               $ 1.8250 $ 1.7900
                                                               ======== ========

2000
First Quarter................................................. $ 0.4650 $ 0.4650
Second Quarter................................................      --    0.4650
July..........................................................   0.1100      --
August........................................................   0.1100   0.1100
September.....................................................   0.1100   0.1100
October.......................................................   0.1100   0.1100
November......................................................   0.1100   0.1100
December......................................................   0.1100   0.1100
                                                               -------- --------
                                                               $ 1.1250 $ 1.4800
                                                               ======== ========

   As of March 1, 2001, the Company's Common Stock was held by 1,639 stockholders of record. On July 14, 2000, the Company announced a new Common Stock dividend plan, which changed dividends declared and paid on Common Stock and Operating Partnership Units from a quarterly basis to a monthly basis beginning August 15, 2000. As a REIT, the Company is required to distribute 95% (90% for taxable years beginning on or after January 1, 2001) of taxable income to shareholders in the form of dividends. Of the $1.48 distributed in 2000, $1.48 or 100% represented return of capital.

Item 6. Selected Financial Data.

   The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto.

                                      Years ended December 31,
                          ----------------------------------------------------
                            1996       1997       1998       1999       2000
                          ---------  ---------  ---------  ---------  --------
                              In thousands, (except per unit/share and
                                           property data)
Statement of Operations:
Revenues (1):
 Rental income..........  $  14,555  $  30,788  $  51,832  $  72,002  $ 74,040
 Interest income........        194      1,091      2,855      6,747     5,488
 Amortization of
  unearned income on
  direct financing
  leases................      1,978      1,568      1,174        868       577
                          ---------  ---------  ---------  ---------  --------
    Total revenues......     16,727     33,447     55,861     79,617    80,105
Expenses:
 Rent...................        289        351        489        653     1,247
 Depreciation and
  amortization..........      3,978      9,415     15,753     23,682    25,105
 General and
  administrative........      2,299      3,590      4,793     19,602    19,285
 Interest expense.......      2,720     10,011     16,689     29,410    30,706
 REIT conversion costs..        --         920        --         --        --
 Termination of
  management contract...        --      19,220     12,047       (239)   (3,713)
 Equity in net loss
  (income) of
  affiliates............        --         --         317        (13)      --
 Impairment of long-
  lived assets..........        --         --         127      5,000     6,106
                          ---------  ---------  ---------  ---------  --------
    Total expenses......      9,286     43,507     50,215     78,095    78,736
Gain (loss) on sale of
 property...............         32        869        403       (165)    2,725
Minority interest.......        --        (202)        58       (567)   (4,139)
Loss on early
 extinguishment of
 debt...................        --         --        (190)       --        --
                          ---------  ---------  ---------  ---------  --------
    Net income (loss)...  $   7,473  $  (9,393) $   5,917  $     790  $    (45)
                          =========  =========  =========  =========  ========
Net income (loss)
 allocable to
 Unitholders/Common
 Shareholders (2).......  $   7,325  $ (10,261) $  (1,185) $  (6,312) $ (7,147)
Weighted average
 unit/shares outstanding
 (3):
 Basic..................      8,984     11,693     13,325     14,863    15,404
 Diluted................      9,190     11,693     13,325     14,863    15,404
Earnings (loss) per
 unit/share (3):
 Basic..................  $    0.82  $   (0.88) $   (0.09) $   (0.42) $  (0.46)
 Diluted................       0.80      (0.88)     (0.09)     (0.42)    (0.46)
Dividends/distributions
 per unit/share (3).....  $    1.25  $    1.38  $    1.57  $    1.79  $   1.48
Balance Sheet Data:
Total assets............  $ 177,418  $ 359,149  $ 604,169  $ 702,077  $625,023
Line of credit and long-
 term debt..............     69,486    129,196    342,112    396,108   356,680
Capitalized lease
 obligations............        362        170         63         17        16
General partners'
 capital................      1,163        N/A        N/A        N/A       N/A
Limited partners'
 capital................    103,120        N/A        N/A        N/A       N/A
Stockholders' equity....        N/A    205,412    209,775    194,164   190,325
Minority interest.......        N/A     19,536     29,567     81,685    54,733
Other Data:
Cash flow from operating
 activities.............     13,852     19,334     38,238     48,116    32,647
Cash flow provided by
 (used in) investing
 activities.............   (100,978)  (174,040)  (243,724)  (113,198)   41,003
Cash flow provided by
 (used in) financing
 activities.............     87,500    155,429    206,239     72,920   (77,836)
Number of properties....        322        579        833        912       850

(1) Reflects the reclassification in prior years of amounts previously reported as rent expense to a reduction of rent income for those Properties with leases that require the operator to be responsible for the payment of ground rents.

(2) Prior to October 15, 1997, the Company operated in the form of a master limited partnership. Amounts shown for the year 1996 reflect net income allocable to partnership unitholders, net income per partnership unit, and cash distributions declared per partnership unit.
(3) Weighted average number of units/shares outstanding, dividends/distributions per unit/share and earnings (loss) per unit/share have been adjusted to reflect the three-for-two split of the Common Stock in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

   The Company derives its revenue primarily from the leasing of its Properties (restaurants and service stations) to operators on a Triple Net basis. Triple Net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable. Approximately 50% of the Company's leases provide for base rent plus a percentage of the sales in excess of a threshold amount. As a result, portions of the Company's revenues are a function of the number of Properties in operation and their level of sales. Sales at individual Properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

   The results of operations of the Company, for the periods discussed below, have been affected by the fluctuation in the total number of Properties owned by the Company, as well as by increases in rental income across the portfolio, over such time periods. The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

   Comparison of the twelve months ended December 31, 2000 to the twelve months ended December 31, 1999.

   At December 31, 2000, the Company owned 850 properties. During the twelve months ended December 31, 2000, the Company disposed of 62 properties, net of acquisitions, the operations of which are included in the periods presented to their respective dates of disposal.

   Revenues, including income earned on direct financing leases, in the twelve months ended December 31, 2000 totaled $80,105,000, substantially unchanged from revenues of $79,617,000 for the twelve months ended December 31, 1999. During 2000, increased revenues associated with development properties completed were offset by revenues associated with sold properties, most of which occurred in the final six months of 2000. Through December 31, 2000, approximately 8% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales). Interest income is derived from secured notes and mortgages receivable from tenants and related parties and from investments in financial instruments. Interest income was $5,488,000 for the twelve months ended December 31, 2000, a decrease of 19% when compared to the twelve months ended December 31, 1999. This decrease related primarily to the Company's decision in the fourth quarter of 1999 to write-off notes receivable of $7,024,000 due from BC Oil Ventures, a tenant leasing 26 service stations and a fuel terminal in Hawaii.

   Rent expense for the twelve months ended December 31, 2000 totaled $1,247,000, an increase of 91% when compared to the twelve months ended December 31, 1999. This increase is due to transactions in which the Company acquired properties with ground leases and rent escalations from existing Properties. Depreciation and amortization expense in the twelve months ended December 31, 2000 totaled $25,105,000, an increase of 6% when compared to the twelve months ended December 31, 1999. The increase in depreciation and amortization expense related to the increased number of Properties held and the development Properties completed during the twelve months ended
December 31, 2000, as the majority of the Properties sold during the twelve months ended December 31, 2000 occurred in the last two quarters of 2000.

   General and administrative expenses for the twelve months ended December 31, 2000 totaled $9,058,000, an increase of 4% when compared to the twelve months ended December 31, 1999. This increase is primarily due to the increased legal costs associated with tenant litigation matters, legal and investment advisory services related to the evaluation of possible strategic alternatives for the Company, the establishment of an internal legal and due diligence department partially offset by reduced payroll and related costs associated with a decrease in the Company's infrastructure.

   Provision for doubtful accounts for the twelve months ended December 31, 2000 totaled $8,860,000, a decrease of 19% when compared to the twelve months ended December 31, 1999. On August 1, 2000, the Company announced the filing on July 31, 2000 of a Chapter 11 bankruptcy petition by one of its largest tenants which leases 26 properties and one wholesale fuel terminal in Hawaii, 11 properties in California, and one property in Texas. At December 31, 1999, the Company charged-off notes receivable from this tenant in the amount of $7,024,000. During 2000, the Company fully reserved for other outstanding notes and accounts receivable due from this tenant in the amount of $3,138,000. Additional provisions during the twelve months ended December 31, 2000 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

   Loss on lease resolution resulted in costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties, and costs of $500,000 which were incurred in the resolution of a lease with an operator of service stations in Georgia. The service station properties were disposed of during the third quarter of 2000.

   Interest expense for the twelve months ended December 31, 2000 totaled $30,706,000, an increase of 4% when compared to the twelve months ended December 31, 1999. This increase is primarily due to higher LIBOR base rates and debt balances during the first two quarters of 2000.

   A non-cash accounting credit of $3,713,000, relating to the termination of the management contract with QSV was recorded for the twelve months ended December 31, 2000, compared with a credit of $239,000 recorded for the twelve months ended December 31, 1999. This current period credit represents the change in market value of a share of Common Stock at December 29, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent Operating Partnership units ("OP Units"). The previous period's charge represents the effect of (i) the change in market value between December 31, 1999 and December 31, 1998 and (ii) an increase in the number of OP Units earned by QSV from 495,509 OP Units at December 31, 1998 to 825,000 OP units at December 31, 1999. A maximum total of 825,000 shares of Common Stock of the Company or their equivalent in OP Units were due to QSV based on the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based upon what QSV would have received under their prior management contract with USRP for management of the acquisitions, development and sales activity. As of December 29, 2000, all of the 825,000 contingent shares of Common Stock had been earned and issued. Effective December 29, 2000, the Company and QSV entered into a merger agreement in which the Company acquired all outstanding shares of QSV for 2,554,998 shares of Common Stock. The principal assets of QSV at the time of the merger were 1,148,418 OP units and 1,406,582 shares (inclusive of the 825,000 shares discussed above) of Common Stock of the Company.

   There was no equity in net gain (loss) of affiliates for the twelve months ended December 31, 2000, compared to an equity in net gain of affiliates of $13,000 for the twelve months ended December 31, 2000. This decrease was primarily the result of the Company's disposition of several of its investments in other entities in which the Company held a minority interest.

   During the twelve months ended December 31, 2000, the Company recorded an asset impairment charge of $6,106,000 as compared to an asset impairment charge of $5,000,000 during 1999. As disclosed in the Company's Form 10-K for December 31, 1999, the Company announced its intent to sell 41 service stations in Georgia and recorded an asset impairment charge of approximately $4,900,000 to revalue these assets to estimated realizable value. During 2000, the Company reassessed its net book value for these properties and determined an additional $1,846,000 impairment charge was required for these service stations in Georgia. On July 19, 2000, the Company announced the sale of these Georgia service stations for approximately $30,000,000. Additional impairment charges of $4,260,000 during 2000 resulted from the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. During this regular analysis, as a result of changes in market conditions, the Company determined that additional properties had carrying amounts in excess of their fair value.

   The net gain on sale of properties of $2,725,000 for the twelve months ended December 31, 2000 related to the sale and non-renewal of ground leases of 70 properties for cash of $47,588,000 and notes of $1,233,000.

   Minority interest in net income was $4,139,000 for the twelve months ended December 31, 2000 compared to $567,000 for the twelve months ended
December 31, 1999. This increase related primarily to the Company's minority interest in the USRP/HCI Partnership 1, L.P. which was formed in October 1999.

 Comparison of the twelve months ended December 31, 1999 to the twelve months ended December 31, 1998.

   At December 31, 1999, the Company owned 912 properties. During the twelve months ended December 31, 1999, the Company acquired 79 properties, net of dispositions, the operations of which are included in the periods presented from their respective dates of acquisition.

   Revenues, including income earned on direct financing leases, in the twelve months ended December 31, 1999 totaled $79,617,000, an increase of 43% when compared to the twelve months ended December 31, 1998. This increase was due primarily to increases in the number of properties owned during this period as compared to the same period in 1998. Through December 31, 1999, approximately 8% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales). Interest income is related to secured notes and mortgages receivable from tenants and related parties, and from investments in financial instruments. Interest income was $6,747,000 for the twelve months ended December 31, 1999, an increase of 136% when compared to the twelve months ended December 31, 1998. This increase resulted primarily from the effect of the increase in mortgage loan receivables during 1998 that were producing revenue for the full year during 1999. Additionally, the Company recorded unrealized and realized gains from the sales of investments of $1,047,000 in interest income for the year ended December 31, 1999.

   Rent expense for the twelve months ended December 31, 1999 totaled $653,000, an increase of 34% when compared to the twelve months ended December 31, 1998. Depreciation and amortization expense in the twelve months ended December 31, 1999 totaled $23,682,000, an increase of 50% when compared to the twelve months ended December 31, 1998. The increases in rent expense and depreciation and amortization expense directly related to property acquisitions during 1999 and 1998.

   General and administrative expenses for the twelve months ended
December 31, 1999 total $8,701,000, an increase of 98% when compared to the twelve months ended December 31, 1998. This increase resulted in part from $750,000 of charges relating to the resignation of Robert Stetson as President and CEO and costs associated with increased infrastructure, including additional employees required by the Company to manage and maintain the Company's rate of growth.

   Provision for doubtful accounts for the twelve months ended December 31, 1999 totaled $10,901,000 compared to $405,000 for the twelve months ended December 31, 1998. This increase related primarily to the write-down of $7,024,000 of notes receivable from BC Oil Ventures, the tenant operating the Hawaii portfolio. As a result of a deterioration in 1999 in the margins received on the sale of gasoline at these service stations, the lessee was not able to make all of their scheduled loan and rental payments. In the third quarter of 1999, the Company agreed to a reduction of rent from the tenant and began recognizing rent and interest income on a cash basis. Prior to the write-down, the Company's total investment relating to this tenant consisted of approximately $9,853,000 in notes receivable and $31,728,000 in real estate property. The Company evaluated the real estate property and determined that no impairment reserve was necessary at that time.

   Interest expense for the twelve months ended December 31, 1999 totaled $29,410,000, an increase of 76% when compared to the twelve months ended December 31, 1998. The increase in interest expense directly related to the additional debt associated with the property acquisitions during 1999 and 1998.

   A non-cash accounting credit of $239,000 relating to the termination of the management contract with QSV was recorded for the year ended December 31, 1999. This current period credit represented the effect of (i) the change in market value between December 31, 1999 and December 31, 1998 and (ii) an increase in the number of OP units earned by QSV from 495,509 OP units at December 31, 1998 to 825,000 OP units at December 31, 1999. A maximum total of 825,000 shares of Common Stock of the Company or their equivalent in OP units were required to be issued to QSV based upon the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based upon what QSV would have received under their prior management contract for management of the acquisitions, development and sales activity.

   Equity in net income of affiliates of $13,000 for the twelve months ended December 31, 1999 relates to the Company's share of net income from its investments in other entities in which the Company holds a minority interest.

   The non-cash charge for impairment of long-lived assets of $5,000,000 for the twelve months ended December 31, 1999 related primarily to 34 service station properties in Georgia and the Company's intention to sell these properties for an estimated value that was below the book value of these properties, plus an amount resulting from the Company's routine review of the carrying value of real estate, direct financing leases and intangibles.

   During the fourth quarter of 1999, the Company became aware that the lessee of the Georgia service stations was having financial difficulty. As a result, subsequent to year end, the Company issued a standby letter of credit in the amount of $750,000 against which the beneficiary could present drafts if the current tenant defaulted on the payment terms for the purchase of gasoline. In addition, the Company began working with the tenant and entered into a memorandum of understanding. Under the agreement, the Company had several options as it related to the properties, including the potential sale of the properties. Based upon this, the Company evaluated the amount for which it could sell the properties and recorded an impairment reserve of $5,000,000.

   Loss on sale of properties of $165,000 in 1999 related primarily to the sale of 23 properties for cash of approximately $11,407,000 net of closing costs. In addition, three properties were sold for a note receivable of $2,941,000 from which the Company recorded a deferred gain on sale of $170,000.

   Minority interest in net income of the Operating Partnership of $567,000 for 1999 represented income allocated to Operating Partnership Units held by QSV and other minority interest holders and preferred partnership interests issued by a consolidated subsidiary of the Operating Partnership. Under the partnership agreement, the preferred interest holder earns an 8.5% preference distribution for its investment. Income is allocated to the preferred interest holder in an amount sufficient to cover the 8.5% preferred distribution. All other income is allocated to the Company as general partner of the partnership.

Liquidity and Capital Resources

   The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's Properties. Cash generated by the portfolio in excess of operating and dividend payment needs is used to reduce amounts outstanding under the Company's credit agreements. As of December 31, 2000, the Company had no outstanding letters of intent for acquisitions. The terms of the Company's Triple Net leases generally require that the tenant is responsible for maintenance and improvements to the Property. Thus, the Company is generally not required to expend funds for remodeling and renovations. However, the Company expects to spend approximately $805,000 during 2001 to renovate and remodel currently owned Properties. As of December 31, 2000, the Company had eight Properties in various stages of development and had commitments of approximately $2,383,000 representing construction contract costs not yet incurred.

   On July 14, 2000, the Company announced a new Common Stock dividend plan, which provides that Common Stock, and minority interest OP Unit dividends be paid on a monthly basis beginning August 15, 2000. During the twelve months ended December 31, 2000, the Company declared dividends of $18,896,000 to its common stockholders and the minority interest OP unitholders and $7,102,000 to its preferred stockholders.

   On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled. Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000. Under the terms of the Waiver and Second Amendment to Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America (see discussion below). Additionally, because all of the required documentation and title policies could not be delivered on or before January 9, 2001, the Company entered into a Cash Collateral Agreement providing for the escrow of $3,000,000 in cash with State Street Bank to be delivered to the noteholders as a prepayment of principal and related make-whole payments in the event the Company does not deliver the required documentation by the agreed upon extended due date of March 24, 2001. The Company delivered all of the required documentation and title policies by the extended due date and the $3,000,000 escrow deposit was returned to the Company.

   In January 1998, the Operating Partnership ("OP") entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000. The OP received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. As of December 31, 2000, the OP had $119,036,000 outstanding under this credit agreement. The banks also agreed to issue standby letters of credit for the account of the OP under this line of credit. As of December 31, 2000 the OP had a $1,776,000 letter of credit outstanding. This credit agreement provided that borrowings thereunder bore interest in tranches of 30, 60 or 90--day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. At December 31, 2000, the margin spread was 1.35% and the weighted average effective rate of the credit agreement was 7.968%. There was an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement and a 1.5% per annum fee on the outstanding letter of credit. The line of credit required the Company to maintain a Minimum Combined Equity Value of $200,000,000, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000. On January 9, 2001, the Company paid the outstanding balance under this facility as scheduled with proceeds from a bridge loan advanced by Bank of America (see discussion below).

   In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured term loan of $50,000,000. As of December 31, 2000, the $50,000,000 was outstanding and bore interest at 9.3125% (based on the 30 day LIBOR rate of 6.75% plus a spread of 2.5625%). This credit facility was scheduled to mature in April 2002. On January 9, 2001, the Company paid the outstanding balance under this facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company will write-off approximately $340,000 worth of unamortized loan origination fees associated with this facility in January 2001.

   Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net interest expense or income to be paid or received quarterly. This swap, which has an estimated liability of $1,475,000 and $2,500,000 at December 31, 2000 and March 23, 2001, respectively, was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001. (See the discussion of the adoption of Statement of Financial Accounting Standards
No. 133 on page 24.)

   In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The Indenture bears interest at the 30 day LIBOR plus 225 basis points. The bridge loan will mature in six months, with one six month extension available. As part of the agreement, the Company agreed to engage Banc of America Securities, LLC to structure and execute a private placement securitization of the assets used to collaterize the bridge loan. The Company is currently evaluating various long-term debt alternatives, but anticipates that the final facility will have a term of not less than five years and will bear interest at a more favorable rate.

   Simultaneously with the close of the Indenture, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90, or 180--day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $2,000,000 of the facility may be used for letters of credit. Effective January 9, 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit.

   On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star Fund III (U.S.), L.P. ("Lone Star") providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000 (the "Lone Star Transaction"). The Lone Star Transaction will involve two or more closings: an initial closing, on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; and one or more subsequent closings, to occur on or before September 5, 2001, at which up to an additional 1,408,451 shares will be purchased.

   Management believes that cash flow from operations, along with the Company's ability to raise additional equity through joint ventures and anticipated sales of properties, additional proceeds from the sale of the remaining shares of Common Stock to Lone Star and the anticipated private placement securitization of the assets used to collaterize the bridge loan will provide the Company with sufficient liquidity to meet its short-term and long-term capital needs. However, there can be no assurances that the terms at which existing debt is refinanced will be as favorable to the Company as under the existing facilities.

Funds From Operations (FFO)

   The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") in their National Policy Bulletin dated November 8, 1999, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization and excludes gains (or losses) from sales of property. The Company has restated FFO for all years presented prior to 2000 to reflect the adoption of this policy. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company's financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

   The following table sets forth funds from operations for the years ended December 31, 2000, 1999 and 1998.

                                                   Years Ended December 31,
                                                  ---------------------------
                                                   1998       1999     2000
                                                  -------  ---------- -------
                                                            (amounts
                                                               in
                                                           thousands)
   Net income (loss)............................. $ 5,917   $   790   $   (45)
   Preferred stock dividends.....................  (7,102)   (7,102)   (7,102)
                                                  -------   -------   -------
   Net loss allocable to common stockholders.....  (1,185)   (6,312)   (7,147)
   Depreciation and amortization.................  15,688    23,589    24,978
   Loss (Gain) on Sale...........................    (403)      165    (2,725)
   Impairment reserve............................     127     5,000     6,106
   Less FFO adjustments allocable to minority
    interest.....................................  (1,152)   (2,155)   (2,166)
                                                  -------   -------   -------
   FFO (Basic)...................................  13,075    20,287    19,046
   Income allocable to minority interest.........     (58)     (539)
   Adjustments allocable to minority interest....   1,152     2,155
   Preferred stock dividends
                                                  -------   -------   -------
   FFO (Diluted)................................. $14,169   $21,903   $19,046
                                                  =======   =======   =======

REIT Modernization Act

   On December 17, 1999, the President signed into law the Ticket to Work and Work Incentives Improvement Act of 1999, which contains changes in federal income tax laws that, beginning after December 31, 2000, will affect REITs. Under the new legislation, REITs may own stock in "taxable REIT subsidiaries," corporations that may provide services to tenants of the REIT and others without disqualifying the rents that the REIT receives from its tenants. A taxable REIT subsidiary is a corporation in which a REIT owns stock, directly or indirectly, and with respect to which the corporation and the REIT have made a joint election to treat the corporation as a taxable REIT subsidiary. Although a REIT may own up to 100% of the stock of a taxable REIT subsidiary,
(i) the value of all securities in taxable REIT subsidiaries held by the REIT may not exceed 20% of the value of the total assets of the REIT; and (ii) any dividends received by the REIT from its taxable REIT subsidiaries will not constitute qualifying income under the 75% income test. In addition, the new legislation limits the deduction of interest paid by a taxable REIT subsidiary to the REIT and limits the amount of rental payments that may be made by a taxable REIT subsidiary to the REIT.

   Additionally, a REIT will be prohibited from owning more than 10%, by vote or by value, of the securities, other than specified debt securities, of a non-REIT C corporation. This does not, however, apply to taxable REIT subsidiaries, qualified REIT subsidiaries and non-qualified corporate subsidiaries in which the REIT does not own more than 10% of the voting securities, provided the non-qualified subsidiary was established on or before July 12, 1999, does not engage in a new line of business or acquire any substantial asset (other than pursuant to a binding contract in effect as of July 12, 1999, a tax-free exchange, an involuntary conversion or a reorganization with another non-qualified corporate subsidiary) and the REIT does not acquire any new securities in such subsidiary (other than pursuant to a binding contract in effect as of July 12, 1999 or a reorganization with another non-qualified corporate subsidiary). Under the new legislation, a REIT may convert existing non-qualified corporate subsidiaries into taxable REIT subsidiaries in a tax-free reorganization at any time prior to January 1, 2004.

   In addition under the new legislation, the 95% distribution requirement is reduced to 90% of REIT taxable income. Also, the basis for determining whether more than 15% of the rents is received by a REIT from a property are attributable to personal property is based upon a comparison of the fair market value of the personal property leased by the tenant as compared to the fair market value of all of the property leased by the tenant, rather than the adjusted basis of such personal property compared to the adjusted basis of all such property.

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

New Accounting Pronouncements

   Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for the Company January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

   The Company adopted SFAS No. 133 on January 1, 2001. In connection with the adoption of SFAS No. 133, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements. The Company determined that its interest rate swap agreement did not qualify as a hedge under the requirements of SFAS No. 133. As such, changes in the fair value of the interest rate swap will be recognized immediately in earnings.

   The adoption of SFAS No. 133, as of January 1, 2001 resulted in the recognition of a liability of $1,475,000, with a cumulative effect charge to income of $1,475,000. As of March 23, 2001, the fair value of this liability had increased to $2,500,000.

   The accounting profession continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management is unable to determine the effects of such issues at this time.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

   The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices, except as noted below. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

   The fair value of the Company's investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest denominated instruments. However, the Company's investment portfolio of $2,791,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company's operations. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

   An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facilities. At December 31, 2000, there was $169,036,000 of variable rate debt outstanding on these facilities. These facilities are priced with a floating interest rate based on LIBOR plus a margin of between 1.20% and 2.75%. A 10% increase or decrease in interest rates would result in an increase or decrease in interest charges relating to these facilities of approximately $1,339,000 for a full year.

   In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of $119,036,000 on the revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The Indenture bears interest at the 30 day LIBOR plus 225 basis points. The bridge loan will mature in six months, with one six month extension available. A 10% increase or decrease in interest rates would result in an increase or decrease in interest charges relating to these facilities of approximately $1,386,000 for a full year.

   Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

   The Company has entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000. The Company will pay a fixed rate of 7.05% and receive a variable rate based upon LIBOR under this swap agreement.

   The Company has on occasion issued shares of Common Stock or Operating Partnership Units in exchange for property, and has guaranteed a minimum value for those shares/units. Should the market value of the Common Stock not reach the guaranteed value by a specified date (usually two or three years after issue), then the Company may be obligated to issue additional shares/units under the guarantee agreements. At December 31, 2000 there were 134,344 Operating Partnership Units with guaranteed market prices of between $23.50 and $27.00 per unit.

Item 8. Financial Statements and Supplementary Data.

   The financial information and supplementary data begin on page F-1 of this Annual Report on Form 10-K. Such information is incorporated by reference into this Item 8.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.

   The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

   The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions.

   The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

 (a) (1) Financial Statements

   For a list of the consolidated financial statements of U.S. Restaurant Properties, Inc., filed as part of this Annual Report on Form 10-K, see page F-1, herein.

 (a) (2) Financial Statement Schedules

   Real Estate and Accumulated Depreciation.
   Valuation and Qualifying Accounts.

   All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

 (b) Reports on Form 8-K

   A report on Form 8-K dated July 31, 2000 was filed with the Securities and Exchange Commission on August 4, 2000 reporting information regarding the bankruptcy petition of one of the Company's largest tenants.

 (c) Exhibits

   The exhibits filed as part of this Annual Report on Form 10-K are submitted as a separate section.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Restaurant Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          U.S. Restaurant Properties, Inc.

                                                     /s/ David West
                                          By:__________________________________
                                                        David West
                                              Interim Chief Executive Officer

                                          Date: March 30, 2001

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S. Restaurant Properties, Inc. and in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

          /s/ David West               Chairman of the Board of     March 30, 2001
______________________________________  Directors, Interim Chief
              David West                Executive Officer and
                                        Director (Principal
                                        Executive Officer)

      /s/ Barbara A. Erhart            Chief Financial Officer      March 30, 2001
______________________________________  (Principal Accounting
          Barbara A. Erhart             Officer)

      /s/ Len W. Allen, Jr.            Director                     March 30, 2001
______________________________________
          Len W. Allen, Jr.

       /s/ G. Steven Dawson            Director                     March 30, 2001
______________________________________
           G. Steven Dawson

         /s/ Robert Gidel              Director                     March 30, 2001
______________________________________
             Robert Gidel

       /s/ George Mileusnic            Director                     March 30, 2001
______________________________________
           George Mileusnic

      /s/ Robert J. Stetson            Director                     March 30, 2001
______________________________________
          Robert J. Stetson

        /s/ Greg I. Strong             Director                     March 30, 2001
______________________________________
            Greg I. Strong

       /s/ Eugene G. Taper             Director                     March 30, 2001
______________________________________
           Eugene G. Taper

                         Index to Financial Statements

U.S. Restaurant Properties, Inc.
Consolidated Financial Statements

Independent Auditors' Report.............................................  F-2
Consolidated Balance Sheets as of December 31, 2000 and 1999.............  F-3
Consolidated Statements of Operations for the years ended December 31,
 2000, 1999 and 1998.....................................................  F-5
Consolidated Statements of Comprehensive Operations for the years ended
 December 31, 2000, 1999 and 1998........................................  F-6
Consolidated Statements of Stockholders' Equity for the years ended
 December 31, 2000, 1999 and 1998........................................  F-7
Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998.....................................................  F-8
Notes to Consolidated Financial Statements............................... F-10

   The financial statement supplementary schedules of the Company and its subsidiaries required to be included in Item 14(a)(2) are listed below:

Schedule--Valuation and Qualifying Accounts.............................. F-35
Schedule--Real Estate and Accumulated Depreciation....................... F-36

                         Independent Auditors' Report

The Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.
Dallas, Texas

   We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Restaurant Properties, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
March 9, 2001

                        U.S. Restaurant Properties, Inc.

                          Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                      December 31, December 31,
                                                      ------------ ------------
                                                          2000         1999
                                                      ------------ ------------
                       ASSETS
Property, net
  Land...............................................   $203,164     $210,976
  Building and leasehold improvements................    397,080      410,010
  Machinery and equipment............................     13,602       13,535
                                                        --------     --------
                                                         613,846      634,521
                                                        --------     --------
  Less: accumulated depreciation.....................    (68,166)     (49,381)
                                                        --------     --------
                                                         545,680      585,140
Construction in progress.............................      8,535       26,699
Cash and cash equivalents............................      5,509        9,695
Restricted cash and marketable securities............        742       13,794
Rent and other receivables, net......................     14,575       10,406
  (includes $0 and $308 due from related parties, and
   is net of $4,349 and $4,606 allowance for doubtful
   accounts at December 31, 2000 and December 31,
   1999, respectively)
Prepaid expenses and other assets....................      3,001        1,485
Investments..........................................      2,791        2,538
Notes receivable, net................................     11,837       11,652
  (includes $2,167 and $2,186 due from related
   parties and is net of $4,565 and $1,499 allowance
   for doubtful accounts at December 31, 2000 and
   December 31, 1999, respectively)
Mortgage loans receivable............................     22,620       24,907
Net investment in direct financing leases............      2,754        6,041
Intangibles, net.....................................      6,979        9,720
                                                        --------     --------
  Total assets.......................................   $625,023     $702,077
                                                        ========     ========

   continued on next page


                See Notes to Consolidated Financial Statements.

                        U.S. Restaurant Properties, Inc.
                    Consolidated Balance Sheets (continued)
                    (In thousands, except per share amounts)

                                                      December 31 December 31,
                                                      ----------- ------------
                                                         2000         1999
                                                      ----------- ------------
        LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued liabilities.............  $  18,057    $ 17,743
Accrued dividends and distributions..................      3,706       9,619
Unearned contingent rent.............................      1,083       2,229
Deferred gain on sale of property....................        423         512
Line of credit.......................................    119,036     147,086
Notes payable (includes $959 due to related parties
 at December 31, 2000)...............................    236,637     247,986
Mortgage note payable................................      1,007       1,036
Capitalized lease obligation.........................         16          17
                                                       ---------    --------
  Total liabilities..................................    379,965     426,228
Commitments and contingencies........................
Minority interest....................................     54,733      81,685
Stockholders' equity
Preferred stock, $.001 par value per share;
 50,000 shares authorized, Series A--3,680 shares
 issued and outstanding at December 31, 2000
 and December 31, 1999 (aggregate liquidation value
 of $92,000).........................................          4           4
Common stock, $.001 par value per share;
 100,000 shares authorized, 17,417 and 15,405
 shares issued and outstanding at December 31, 2000
 and December 31, 1999, respectively.................         17          15
Additional paid-in capital...........................    302,634     281,420
Excess stock, $.001 par value per share
 15,000 shares authorized, no shares issued..........        --          --
Accumulated other comprehensive loss.................     (1,840)     (1,829)
Loans to stockholders for common stock...............       (300)        --
Distributions in excess of net income................   (110,190)    (85,446)
                                                       ---------    --------
  Total stockholders' equity.........................    190,325     194,164
                                                       ---------    --------
 Total liabilities and stockholders' equity..........  $ 625,023    $702,077
                                                       =========    ========


                See Notes to Consolidated Financial Statements.

                        U.S. Restaurant Properties, Inc.
                     Consolidated Statements of Operations
                     (In thousands, except per share data)

                                                     Year ended December 31,
                                                     -------------------------
                                                      2000     1999     1998
                                                     -------  -------  -------
Revenues:
 Rental income...................................... $74,040  $72,002  $51,832
 Interest income....................................   5,488    6,747    2,855
 Amortization of unearned income on direct financing
  leases............................................     577      868    1,174
                                                     -------  -------  -------
  Total revenues....................................  80,105   79,617   55,861
Expenses:
 Rent...............................................   1,247      653      489
 Depreciation and amortization......................  25,105   23,682   15,753
 General and administrative.........................   9,058    8,701    4,388
 Provision for doubtful accounts....................   8,860   10,901      405
 Loss on renegotiated leases........................   1,367      --       --
 Interest expense...................................  30,706   29,410   16,689
 Termination of management contract.................  (3,713)    (239)  12,047
 Equity in net loss (income) of affiliates..........     --       (13)     317
 Non-cash charge for impairment of long lived
  assets............................................   6,106    5,000      127
                                                     -------  -------  -------
  Total expenses....................................  78,736   78,095   50,215
                                                     -------  -------  -------
Income before gain (loss) on sale of property
 and minority interest..............................   1,369    1,522    5,646
 Gain (loss) on sale of property....................   2,725     (165)     403
                                                     -------  -------  -------
Income before minority interest and extraordinary
 item...............................................   4,094    1,357    6,049
Minority interest...................................  (4,139)    (567)      58
                                                     -------  -------  -------
Income (loss) before extraordinary item.............     (45)     790    6,107
Loss on early extinguishment of debt................     --       --      (190)
                                                     -------  -------  -------
Net income (loss)...................................     (45)     790    5,917
Dividends on preferred stock........................  (7,102)  (7,102)  (7,102)
                                                     -------  -------  -------
Net loss allocable to common stockholders........... $(7,147) $(6,312) $(1,185)
                                                     =======  =======  =======
Net loss per common share--basic and diluted........ $ (0.46) $ (0.42) $ (0.09)
Weighted average shares outstanding--basic and
 diluted............................................  15,404   14,863   13,325


                See Notes to Consolidated Financial Statements.

                        U.S. Restaurant Properties, Inc.
              Consolidated Statements of Comprehensive Operations
                                 (In thousands)

                                                             Year ended
                                                            December 31,
                                                         --------------------
                                                         2000   1999    1998
                                                         ----  ------  ------
Net income (loss)....................................... $(45) $  790  $5,917
Other comprehensive loss -- unrealized loss on
 investments............................................  (11) (1,032)   (797)
                                                         ----  ------  ------
Comprehensive income (loss)............................. $(56) $ (242) $5,120
                                                         ====  ======  ======





           See Notes to Condensed Consolidated Financial Statements.

                        U.S. Restaurant Properties, Inc.
                Consolidated Statements of Stockholders' Equity
                 For Years Ended December 31, 2000, 1999, 1998
                                 (In thousands)

                  Preferred Stock   Common Stock                                         Accumulated
                  ----------------- ------------- Additional              Distributions     Other
                              Par            Par   Paid-in     Loans to   in Excess of  Comprehensive
                   Shares    Value  Shares  Value  Capital   Shareholders  Net Income       Loss       Total
                  --------  ------- ------  ----- ---------- ------------ ------------- ------------- --------
Balance at
 January 1,
 1998...........     3,680   $    4 12,698   $13   $226,140                 $ (20,745)                $205,412
Proceeds from
 exercised stock
 options........                       300            3,099                                              3,099
Proceeds from
 sale of common
 stock..........                     1,359     1     32,406                                             32,407
Stock issued for
 "equity
 ownership
 interest in
 another
 entity"........                        24              621                                                621
Stock issued for
 property.......                        25              600                                                600
Common stock
 repurchased and
 retired........                       (34)            (842)                                              (842)
Other
 comprehensive
 loss...........                                                                              (797)       (797)
Net income......                                                                5,917                    5,917
Distributions on
 preferred
 stock..........                                                               (7,675)                  (7,675)
Distributions on
 common stock...                                                              (21,011)                 (21,011)
Common and
 preferred stock
 distributions
 declared.......                                                               (7,956)                  (7,956)
                  --------   ------ ------   ---   --------     -----       ---------      -------    --------
Balance at
 December 31,
 1998...........     3,680        4 14,372    14    262,024                   (51,470)        (797)    209,775
Proceeds from
 exercised stock
 options........                        25              257                                                257
Proceeds from
 sale of common
 stock..........                     1,010     1     20,474                                             20,475
Stock issued for
 property.......                       105              599                                                599
Common stock
 repurchased and
 retired........                      (107)          (1,934)                                            (1,934)
Other
 comprehensive
 loss...........                                                                            (1,032)     (1,032)
Net income......                                                                  790                      790
Distributions on
 preferred
 stock..........                                                               (7,102)                  (7,102)
Distributions on
 common stock
 and
 distributions
 declared.......                                                              (27,664)                 (27,664)
                  --------   ------ ------   ---   --------     -----       ---------      -------    --------
Balance at
 December 31,
 1999...........     3,680        4 15,405    15    281,420                   (85,446)      (1,829)    194,164
Net loss........                                                                  (45)                     (45)
Loans to
 stockholders
 for Common
 Stock..........                        35     1        299      (300)                                     --
Common stock
 issued for QSV
 merger.........                     1,973     1     21,001                                             21,002
Common stock
 repurchased and
 retired, and
 converted OP
 units..........                         4   --         (86)                                               (86)
Other
 comprehensive
 loss...........                                                                               (11)        (11)
Distributions on
 common stock
 and
 distributions
 declared.......                                                              (17,597)                 (17,597)
Distributions on
 preferred
 stock..........                                                               (7,102)                  (7,102)
                  --------   ------ ------   ---   --------     -----       ---------      -------    --------
Balance at
 December 31,
 2000...........     3,680   $    4 17,417   $17   $302,634     $(300)      $(110,190)     $(1,840)   $190,325
                  ========   ====== ======   ===   ========     =====       =========      =======    ========

                 See Notes to Consolidated Financial Statements

                        U.S. Restaurant Properties, Inc.
                     Consolidated Statements of Cash Flows
                                 (In thousands)

                                                  Year ended December 31,
                                                ------------------------------
                                                  2000      1999       1998
                                                --------  ---------  ---------

Cash flows from operating activities:

Net income (loss).............................. $    (45) $     790  $   5,917
Adjustments to reconcile net income (loss) to
 net cash from operating activities:
  Depreciation and amortization................   25,105     23,682     15,753
  Amortization of deferred financing costs.....    1,178      1,219        666
  Impairment of long-lived assets..............    6,106      5,000        127
  Write-off and increase in reserves on
   receivables.................................    8,860     10,901        405
  Non-cash interest income.....................       --       (549)      (136)
  Realized and unrealized gain on trading
   securities
   and accretion of interest income............     (752)    (1,047)        --
  Equity in (income) loss of affiliates........       --        (13)       317
  Minority interests...........................    4,139        567        (58)
  Loss (gain) on sale of property..............   (2,725)       165       (403)
  Loss on sale of investments..................      816         --        190
  Termination of management contract...........   (3,713)      (239)    12,047
  Increase in rent and other receivables.......   (8,163)    (1,883)    (5,868)
  (Increase) decrease in prepaid expenses......   (1,516)       (17)       708
  Reduction in net investment in direct
   financing leases............................    2,819      1,867      2,172
  Increase in accounts payable and accrued
   liabilities.................................    1,684      7,592      4,253
  (Increase) decrease in unearned contingent
   rent........................................   (1,146)        81      2,148
                                                --------  ---------  ---------
                                                  32,692     47,326     32,321
                                                --------  ---------  ---------
    Cash provided by operating activities......   32,647     48,116     38,238

Cash flows from investing activities:

  Proceeds from sale of property and
   equipment...................................   47,588     11,407      6,679
  Purchase of property.........................  (17,072)  (103,484)  (202,967)
  Purchase of machinery and equipment..........     (140)    (5,635)    (3,467)
  Purchase deposits used.......................       --      8,621     (8,308)
  Purchase of investments......................       --       (699)    (3,393)
  Proceeds from sale of investments............      259        378         --
  Distributions received on investments........      152        278        470
  Increase (decrease) in retainage payable.....   (1,370)   (1,338)      2,994
  (Increase) decrease in restricted cash.......   13,052    (13,094)      (700)
  Increase in mortgage loans receivable........      (57)    (1,258)   (18,450)
  Reduction of mortgage loans receivable
   principal...................................    2,344      1,852        653
  Increase in notes receivable.................   (8,365)   (14,630)   (18,227)
  Reduction of notes receivable principal......    4,612      4,404        992
                                                --------  ---------  ---------
    Cash provided by (used in) investing
     activities................................   41,003   (113,198)  (243,724)

                   continued on next page

                        U.S. Restaurant Properties, Inc.
               Consolidated Statements of Cash Flows (continued)
                                 (In thousands)

                                                    Year ended December 31,
                                                  -----------------------------
                                                    2000      1999      1998
                                                  --------  --------  ---------
Cash flows from financing activities:
 Proceeds from line of credit.................... $ 35,121  $ 89,971  $ 306,786
 Payments on line of credit......................  (75,671)  (78,886)  (259,995)
 Distributions to minority interest..............   (6,001)   (3,308)    (1,813)
 Cash distributions to stockholders..............  (17,597)  (26,603)   (21,011)
 Payment of preferred stock dividends............   (7,102)   (7,102)    (7,675)
 Decrease in accrued dividends payable...........   (5,912)       --         --
 Proceeds from notes payable.....................       --    70,000    158,500
 Proceeds from sale of minority interest.........       --    52,793         --
 Proceeds from sale of stock.....................       --    20,732     35,506
 Payments on notes/mortgage payable..............      (29)  (41,576)        --
 Financing costs and other intangibles...........     (269)   (1,109)    (3,110)
 Payments on capitalized lease obligations.......       (1)      (58)      (107)
 Repurchase and retirement of stock..............     (375)   (1,934)      (842)
                                                  --------  --------  ---------
  Cash flows provided by (used in) financing
   activities....................................  (77,836)   72,920    206,239
                                                  --------  --------  ---------
Increase (decrease) in cash and cash
 equivalents.....................................   (4,186)    7,838        753
Cash and cash equivalents at beginning of year...    9,695     1,857      1,104
                                                  --------  --------  ---------
Cash and cash equivalents at end of year......... $  5,509  $  9,695  $   1,857
                                                  ========  ========  =========
Supplemental disclosure:
 Interest paid during the period, net of amounts
  capitalized of $739, $1,346 and
  $493 respectively.............................. $ 22,286  $ 27,994  $  15,115
                                                  ========  ========  =========
Non-cash investing activities:
 Fair value of stock issued for interest in
  another entity................................. $    --   $    --   $     621
 Fair value of stock options received............      --        --         469
 Fair value of stock and units issued for
  property.......................................      --      3,006        955
 Purchase of property under capital lease........      --         12        --
 Deferred rent on sale of property...............      --        102        --
 Deferred gain on sale of property...............      --        170         85
 Deferred gain on repossession of property.......       89       --         --
 Property acquired in exchange for note payable..      --     15,000      6,550
 Unrealized loss on investments classified as
  available for sale.............................       11     1,032        797
 Notes received from merger......................      959       --         --
 Notes received on sale of investments...........      --      1,138        --
 Notes received on sale of property..............    1,233     2,941        675
 Reduction in note receivable for property
  acquired.......................................      --        --      11,822
 Reduction in accounts receivable for property
  acquired.......................................      --        --         219
 Notes written-off on repossession of property...      306       --         --
 Transfers from construction in progress to
  property.......................................   29,877    39,754        --
 Sale of property for account receivable.........      --        --         589
 Notes payable for merger........................     (959)      --         --
 Mortgage note assumed...........................      --        --       1,075
 Purchase of net assets of U.S. Restaurants
  Properties Development, L. P...................      --        --       6,381
 Increase in common stock dividends accrued......      --      1,061      6,180
 Increase in preferred stock dividends accrued...      --        --       1,776
 Increase in distributions to minority interest
  accrued........................................      --        102        500
 Fair value of stock received in exchange for
  investments....................................       88       --         --
 OP units converted to common stock..............   21,389       --         --
 Net transfers from investments in deferred
  financing lease to property....................      --      1,634        --

           See Notes to Condensed Consolidated Financial Statements.

                       U.S. RESTAURANT PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            (For the Years Ended December 31, 2000, 1999 and 1998)

1. Organization

   U.S. Restaurant Properties, Inc. (the "Company") is a Maryland corporation formed to continue the restaurant property management, acquisition and development operations, related business objectives and strategies of U.S. Restaurant Properties Master L.P. (collectively, with its subsidiaries, "USRP"). The Company became a self-administered real estate investment trust ("REIT") on October 15, 1997 as defined under the Internal Revenue Code of 1986, as amended. The conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P., a partnership subsidiary of U.S. Restaurant Properties, Inc., with and into U.S. Restaurant Properties Master L.P. As a result of the Merger, all holders of units of beneficial interest (the "Units") of USRP became stockholders of the Company on a one unit for one share of common stock basis.

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

   In connection with the conversion to a REIT, the management contract between USRP and QSV Properties Inc. ("QSV"), the former General Partner of USRP, was terminated. Pursuant to the Withdrawal Agreement entered into in connection with the Merger, QSV's partnership interest in USRP was converted to 126,582 shares of Common Stock of the Company and 1,148,418 units of U.S. Restaurant Properties Operating, L.P. ("OP") and the right to receive up to 825,000 additional OP units or shares of Common Stock at December 29, 2000 based upon the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based on what QSV would have received under its prior management contract for the management of the acquisitions, development and sales activity of the Company. As of December 29, 2000, all of the 825,000 contingent shares of Common Stock had been earned and issued. Effective December 29, 2000, the Company and QSV entered into a merger agreement in which the Company acquired all outstanding shares of QSV for 2,554,998 shares of Common Stock. The merger was recorded using the fair market values of the OP units and shares of Common Stock on the date of the transaction. There was no excess of the purchase price over the fair market value of the net assets received. The principal assets of QSV at the time of the merger were 1,148,418 OP units and 1,406,582 shares (inclusive of the 825,000 shares discussed above) of Common Stock of the Company.

   The business and operations of the Company are conducted primarily through the OP. As of December 31, 2000, the Company owned 99.24% of and controlled the OP. Each OP unit can be converted to one share of Common Stock and participates in any cash distributions made by the OP in an amount equivalent to the distributions paid on a share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. The units do not have voting rights with respect to the Company and are not traded on an open market.

   The Company has 17,416,672 and 15,404,597 shares of Common Stock outstanding at December 31, 2000 and 1999, respectively.

2. Accounting Policies

   The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


 Consolidation

   The consolidated financial statements reflect the accounts of the Company, the OP and their wholly-owned and majority owned subsidiaries after elimination of all material inter-company transactions.

 Cash and Cash Equivalents

   Cash and cash equivalents include short-term, highly liquid investments with maturities at the date of purchase of three months or less.

 Restricted Cash and Marketable Securities

   Restricted cash consists of investments in marketable securities of $38,000 and a security deposit of $704,000 from a tenant which is not available for operating purposes at December 31, 2000. Terms of the lease with this tenant provide that if the tenant is not in default at January 21, 2001, the funds will be available to the Company and the tenant's yearly base rent will be reduced by 11.75% of the security deposit. At January 21, 2001, the tenant was not in default of their lease terms, the security deposit was made available to the Company for operating purposes, and the tenant's yearly base rent was reduced by 11.75% of the security deposit.

 Rent Recognition

   Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis. Contingent rent is recognized as revenue after the related lease sales targets are achieved.

   In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," (EITF 98-9), which provided guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rent"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998. As the Company has already complied with the requirements of accounting for contingent rents, the Company believes it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which was effective October 1, 2000.

 Depreciation and Amortization

   Depreciation is computed using the straight-line method over estimated useful lives of 3 to 20 years for financial reporting purposes. Deferred financing costs are amortized using the straight-line method over the life of the related loans.

 Use of Estimates

   The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates.

 Construction in Progress

   The Company's construction in progress consists of land and improvements for the development of restaurant, service station and other service retail properties. The Company currently accumulates costs to

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

develop new retail properties as construction in progress. These developed properties are transferred from construction in progress to land, building and improvements once complete and accounted for under the Company's current property depreciation policies based on historical costs. In addition, the Company capitalizes interest during the period of time required to get the retail properties ready for their intended use. The Company capitalized $739,000, $1,346,000 and $493,000 of interest in 2000, 1999 and 1998, respectively.

 Long-Lived Assets

   Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual asset basis. Intangible assets were recorded for the excess of cost over the net investment in direct financing leases in 1986. This intangible asset is being amortized on a straight-line basis over 40 years. The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in the sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an appraisal or other estimate of fair market value of the property affected.

 Concentration of Risk

   The Company mitigates their concentration of risk by diversifying the number of restaurant concepts operating on their properties, with no one concept except Burger King (21%) accounting for more than 8% of the Company's total properties. The properties are further diversified by the number of tenants, with no tenant operating more that 7% of the Company's total properties. Geographically, the Company has properties located in 48 states, with no state except Texas (33%) accounting for more that 6% of the Company's properties.

 Income Taxes

   The Company has continuously elected to be taxed as a REIT for federal income tax purposes since October 15, 1997 as provided under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to federal income taxation if it distributes 95% (90% for taxable years beginning January 1, 2001 and thereafter) of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company believes it qualified as a REIT for the taxable period ended December 31, 2000 and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

   On December 17, 1999, the President signed into law the Ticket to Work and Work Incentives Improvement Act of 1999, which contains changes in federal income tax laws that, beginning after December 31, 2000, will affect REITs. Under the new legislation, REITs may own stock in "taxable REIT subsidiaries," corporations that may provide services to tenants of the REIT and others without disqualifying the rents that the REIT receives from its tenants. A taxable REIT subsidiary is a corporation in which a REIT owns stock, directly or indirectly, and with respect to which the corporation and the REIT have made a joint election to treat the corporation as a taxable REIT subsidiary. Although a REIT may own up to 100% of the stock of a taxable REIT subsidiary,
(i) the value of all securities in taxable REIT subsidiaries held by the REIT may not exceed 20% of the value of the total assets of the REIT; and (ii) any dividends received by the REIT from its taxable REIT subsidiaries will not constitute qualifying income under the 75% income test. In addition, the new legislation limits the deduction of interest paid by a taxable REIT subsidiary to the REIT and limits the amount of rental payments that may be made by a taxable REIT subsidiary to the REIT.

   Additionally, a REIT will be prohibited from owning more than 10%, by vote or by value, of the securities, other than specified debt securities, of a non-REIT C corporation. This does not, however, apply to taxable REIT

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

subsidiaries, qualified REIT subsidiaries and non-qualified corporate subsidiaries in which the REIT does not own more than 10% of the voting securities, provided the non-qualified subsidiary was established on or before July 12, 1999, does not engage in a new line of business or acquire any substantial asset (other than pursuant to a binding contract in effect as of July 12, 1999, a tax-free exchange, an involuntary conversion or a reorganization with another non-qualified corporate subsidiary) and the REIT does not acquire any new securities in such subsidiary (other than pursuant to a binding contract in effect as of July 12, 1999 or a reorganization with another non-qualified corporate subsidiary). Under the new legislation, a REIT may convert existing non-qualified corporate subsidiaries into taxable REIT subsidiaries in a tax-free reorganization at any time prior to January 1, 2004.

   In addition, under the new legislation, the 95% distribution requirement is reduced to 90% of REIT taxable income. Also, the basis for determining whether more than 15% of the rents is received by a REIT from a property are attributable to personal property is based upon a comparison of the fair market value of the personal property leased by the tenant as compared to the fair market value of all of the property leased by the tenant, rather than the adjusted basis of such personal property compared to the adjusted basis of all such property.


 Investments

   The Company records its investments in debt and marketable equity securities at their fair value, except for debt securities that the Company intends to hold to maturity or equity securities that are accounted for under the equity or cost method which are not readily marketable. The Company has classified all debt securities as available for sale. The difference between cost and fair market value of these securities is recorded as a component of other comprehensive operations.

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

   Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, stock on which the price is guaranteed ("Guaranteed Stock"), on contingent shares or units relating to the termination of the QSV management contract, convertible Preferred Stock and OP units "Common Stock Equivalents". These Common Stock Equivalents were antidilutive in 2000, 1999 and 1998. (See Notes 6 and 12)

 Equity-Based Compensation

   Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity based compensation, including options. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued whichever is more reliably measurable.

   The Company has elected, as provided by SFAS 123, not to recognize compensation expense for employee equity based compensation as calculated under SFAS 123, but will recognize any related expense in accordance with the provisions of APB Opinion No. 25. Disclosure of amounts required by SFAS 123 are included in Note 6.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


 Comprehensive Income

   Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income and reflected as a component of equity. The Company records comprehensive income related to its unrealized gains and losses on investments classified as available for sale.

 Minority Interest

   Minority interest was recorded for the 1,148,418 OP units not owned by the Company that were issued in conjunction with the conversion to a REIT and the termination of the management contract with QSV (See Note 1). The units were recorded at a carryover basis for the 1% General Partner interest of QSV in the OP and the fair value of the units ($19.00 based on the market value of a share of Common Stock at the time of the transaction) for the additional units issued for the termination of the management contract (See Note 12). Effective December 29, 2000, the Company and QSV entered into a merger agreement in which QSV merged into the Company and the stockholders of QSV were issued 2,554,998 shares of Common Stock. The principal assets of QSV at the time of the merger were 1,148,418 OP units and 1,406,582 shares of Common Stock of the Company. In addition, minority interest is recorded for the 131,915 and 14,254 OP units issued in 1999 and 1998, respectively, in conjunction with certain property acquisitions. These units were recorded at the fair value of the units on the date of the transaction based on the market value of a share of Common Stock. During 2000, 11,825 of the OP units issued in 1998 in conjunction with property acquisitions were converted to Common Stock. Also recorded as minority interest is the net proceeds from the issuance of $55,000,000 of 8.5% preferred partnership interest issued in 1999 by a subsidiary of the Company.

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

 Environmental Remediation Costs

   The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Under the terms of the Company's standard lease agreement, the tenant is responsible for environmental remediation and is required to maintain standard environmental insurance. The Company's management is not aware of any environmental remediation obligations which would materially affect the operations, financial position or cash flows of the Company as of December 31, 2000.

 Derivative Financial Instruments

   Derivative financial instruments are utilized by the Company to reduce its exposure to market risks from changes in interest rates. Derivative financial instruments include interest rate swaps. The Company does not hold or issue derivative financial instruments for speculative or trading purposes. Gains or losses resulting from

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

the termination of derivative financial instruments are recognized over the shorter of the remaining original contract lives of the derivative financial instruments or the lives of the related hedged positions, or when the hedged position is settled.

 Reclassifications

   Certain prior year amounts have been reclassified to conform to the current year presentation.

 New Accounting Pronouncements

   SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for the Company January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

   The Company adopted SFAS No. 133 on January 1, 2001. In connection with the adoption of SFAS No. 133, all derivatives within the Company were identified pursuant to SFAS No. 133 requirements. The Company determined that its interest rate swap agreement did not qualify as a hedge under the requirements of SFAS No. 133. As such, changes in the fair value of the interest rate swap will be recognized immediately in earnings.

   The adoption of SFAS No. 133, as of January 1, 2001 resulted in the recognition of a liability of $1,475,000, with a cumulative effect adjustment to income by $1,475,000. As of March 23, 2001, this swap had an estimated liability of $2,500,000.

   The accounting profession continues to address certain implementation issues that may have an impact on the application of this accounting standard. Management is unable to determine the effects of such issues at this time.

3. Property

 Acquisitions

   During 2000, the Company acquired eight properties, including the repossession of one property that secured a note receivable. The aggregate consideration paid for these acquisitions, including the value of construction in progress additions for the year, was $17,072,000.

   During 1999, the Company completed the purchase of 106 restaurant and gas station/convenience store properties for an aggregate purchase price of $103,109,000 including the value of 131,915 OP units issued as part of the aggregate purchase price. The 131,915 OP units issued in one transaction have guaranteed values (See Note 6).

   During 1998, the Company completed the purchase of 286 restaurants and gas station/convenience store properties for an aggregate purchase price of $214,909,000 including the value of 24,768 shares of Common

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

Stock ($600,000) and the value of 14,254 OP Units ($355,000) issued as part of the aggregate purchase price. In addition, the aggregate purchase price included $17,757,000 representing property that was under construction at the time of acquisition. The 14,254 OP Units issued in seven of these transactions have guaranteed values (See Note 6).

 Dispositions

   During 2000, the Company sold or disposed of 70 properties for cash of $47,588,000, net of closing costs resulting in a gain of $2,725,000. In addition, five properties were sold for notes receivable of $1,233,000.

   During 1999, the Company sold or disposed of 25 properties for cash of $11,407,000, net of closing costs, resulting in a loss of $379,000. In addition, three properties were sold for notes receivable of $2,941,000. In accordance with SFAS No. 66, "Accounting for Real Estate Sales", the Company recorded a deferred gain on sale of $170,000.

   During 1999, the Company received payment of $688,500 for previously issued notes related to property sales. In conjunction with the pay off, the Company recognized previously deferred gains of $214,000.

   During 1998, the Company sold or disposed of 12 restaurant properties for cash of $6,679,000, net of closing costs, resulting in a gain of $403,000. In addition, one restaurant property was sold for cash of $73,000, net of closing costs and a note receivable of $675,000. The Company recorded a deferred gain on this sale of $85,000.

 Asset Impairment

   During the twelve months ended December 31, 2000, as part of the Company's regular analysis of its long-lived assets, the Company determined that the 41 service stations in Georgia that were sold, as well as 33 other properties, had carrying values in excess of fair value. During this period, the Company recorded an asset impairment charge of $6,106,000 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset or using cash proceeds from the sale of the assets less costs associated with the sale. Of the $6,106,000 impairment charge, $1,846,000 related to the 41 service stations in Georgia and $4,260,000 related to the 33 other properties. The indicators present for the effected properties in 2000, 1999 and 1998 included properties with deteriorating cash flows and vacant properties. During 2000, 1999 and 1998, the Company recognized impairment charges of $6,106,000, $5,000,000 and $127,000 respectively, for certain assets that had book values in excess of their estimated fair values. Fair values for the properties were based on estimated net cash flows or estimated lease payments from a new lease.

 Property Characteristics

   As of December 31, 2000 and 1999, there were 814 and 886 Company sites, respectively, in operation, and there were 28 and 12 unleased sites, respectively, and 8 and 14 sites under development, respectively. The Company continues to seek suitable tenants for the unleased sites.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


4. Other Balance Sheet Information

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Rent and other receivables, net
     Accounts receivable and other............................ $ 9,050  $ 7,845
     Deferred rent receivable.................................   9,874    7,167
     Less allowance for doubtful accounts.....................  (4,349)  (4,606)
                                                               -------  -------
                                                               $14,575  $10,406
                                                               =======  =======
   Intangibles, net
     Intangibles.............................................. $24,302  $26,632
     Less accumulated amortization............................ (17,323) (16,912)
                                                               -------  -------
                                                               $ 6,979  $ 9,720
                                                               =======  =======
   Accounts payable and accrued liabilities
     Accounts payable and accrued payables.................... $ 9,272  $ 6,260
     Accrued interest expense.................................   4,432    4,719
     Unearned income..........................................   4,353    6,764
                                                               -------  -------
                                                               $18,057  $17,743
                                                               =======  =======

   As of December 31, 2000, the maturity of all notes receivable and mortgage loans receivable for the next five years is as follows (in thousands):

                                                         Notes    Mortgage Loans
                                                       Receivable   Receivable
                                                       ---------- --------------
     2001.............................................  $ 3,814      $   --
     2002.............................................      349           56
     2003.............................................    1,673          --
     2004.............................................    1,608          --
     2005.............................................      628          --
     Later............................................    8,905       22,564
                                                        -------      -------
                                                        $16,977      $22,620
   Less: commitment fees..............................     (575)         --
   Less: allowance for doubtful accounts..............   (4,565)         --
                                                        -------      -------
                                                        $11,837      $22,620
                                                        =======      =======

   During the third and fourth quarters of 1999, the Company's tenant operating 27 service stations in Hawaii began experiencing significant financial problems. The Company's total investment relating to this tenant consisted of approximately $9,853,000 in notes receivable and $31,728,000 in real estate property. In the third quarter of 1999, the Company agreed to a reduction of rent from the tenant and began recognizing rent and interest income on a cash basis. During the fourth quarter of 1999, as a result of continued financial problems, the Company wrote-down the notes receivable from this tenant by $7,024,000 based on the Company's evaluation of the collateral value. During 2000, the Company fully provided for other outstanding notes and accounts receivable due from this tenant in the amount of $3,138,000.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


5. Investments

   As of December 31, the Company's investment in debt and equity securities consisted of the following:

                                                                    2000   1999
                                                                   ------ ------
                                                                        (In
                                                                    thousands)
   Debt securities................................................ $2,191 $1,451
   Equity method investments......................................    --     307
   Cost method investments........................................    600    780
                                                                   ------ ------
       Total investments.......................................... $2,791 $2,538
                                                                   ====== ======

   As of December 31, 2000 and 1999, the Company's cost method investments consisted of equity investments as a limited partner in real estate partnerships with ownership percentages of generally less than one percent. The Company's investment in real estate partnerships is so minor that the Company has virtually no influence over the partnerships' operating and financial polices, and, accordingly is accounting for these investments under the cost method. During 2000, all partners of U.S. Restaurant Lending GP, Inc. and U.S. Restaurant Lending LP, Inc. agreed to dissolve the joint venture and both entities were legally dissolved. Also, during 2000, the Company liquidated its interest in The Anz Company, LLC. In 1999, the Company's equity investments consisted primarily of the following:

                                                                 Percentage of
                                                                 Ownership at
                                                               December 31, 1999
                                                               -----------------
   Equity investments
    U.S. Restaurant Lending GP, Inc. (a)......................        95%
    U.S. Restaurant Lending LP, Inc. (a)......................        95%
    The Anz Company, LLC (b)..................................        15%

(a) The Company owned 5% of the voting stock and 100% of the nonvoting stock of U.S. Restaurant Lending GP, Inc. (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited partner") and was entitled to receive dividends and distributions equally with the voting stockholders. For the year ended December 31, 1999 the Company recorded 95% of the loss of the General Partner and the Limited Partner (See Note 10).
(b) The Company issued 23,725 shares of Common Stock for a 15% ownership of The Anz Company, LLC ("Anz") on March 11, 1998. The Company's stock was guaranteed to have a market value of $26.18 two years from the issued date (See Note 6). The Company had significant influence but did not have a controlling interest in Anz. For the year ended December 31, 1999, the Company recorded 15% of the income (loss) of Anz.

   A summary of unaudited financial information as reported by Anz, Limited Partner and General Partner as of, and for the year ended December 31, 1999 was as follows (in thousands):

   Total assets......................................................... $ 327
   Notes payable........................................................   640
   Total liabilities....................................................   682
   Total equity (deficit)...............................................  (335)
   Net loss.............................................................  (120)

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


   Investments in debt securities are recorded at fair value in accordance with SFAS No. 115. The aggregate cost basis and net unrealized loss for these investments were as follows (in thousands):

                                                        Cost  Unrealized  Fair
                                                       basis     loss    value
                                                       ------ ---------- ------
   Balance at January 1, 1999......................... $2,501  $  (797)  $1,704
    Additions.........................................    779   (1,032)
                                                       ------  -------
   Balance at December 31, 1999.......................  3,280   (1,829)   1,451
    Additions.........................................    751      (11)
                                                       ------  -------
   Balance at December 31, 2000....................... $4,031  $(1,840)  $2,191
                                                       ======  =======

6. Guaranteed Stock Price and Stock Options

 Guaranteed Stock

   During 2000, the guarantee on 11,825 OP units, issued in 1998, terminated under provisions in the guaranty agreements resulting in the issuance of 23,291 additional shares of Common Stock. In March 2000, the Company liquidated its interest in Anz and received and cancelled 6,726 shares of Common Stock previously issued to Anz in settlement of the guarantee associated with the Common Stock issued.

   During 1999, 131,915 OP units were issued to purchase properties in a single transaction. These properties were recorded at the guaranteed value of the shares discounted to reflect the present value on the date the shares were issued. OP units were valued based on the market value of the Company's Common Stock since each OP unit is exchangeable on a one-to-one basis (See Note 12). The Company's OP units and Common Stock guarantees can cause more OP units or Common Stock to be issued to effect the guaranty if the guaranty price is higher than the market value of the stock according to the provisions of each guaranty agreement. During 1999, the guarantee on 502,827 shares of Common Stock, issued in 1997, terminated under provisions in the guaranty agreement resulting in the issuance of 105,347 additional shares of Common Stock.

   During 1998, 14,254 OP units were issued to purchase seven properties in seven separate transactions. These properties were recorded at the guaranteed value of the OP units of Common Stock discounted to reflect the present value on the date the OP units were issued. OP units were valued based on the market value of the Company's Common Stock since each OP unit is exchangeable on a one-to-one basis (See Note 12). In addition, the Company issued 23,725 for an equity ownership in Anz.

   The following table indicates the number of shares/units subject to guarantees as of December 31, 2000 at which time the Company's stock price was $9.8125 per share:

                                                                                  Unit
                           Year Guarantee               Number of                 Price
      Year Issued             Expires                     Units                 Guarantee
      -----------          --------------               ---------               ---------
         1999                   2002                     131,915                 $23.50
         1998                   2000                       2,429                 $27.00

 Fixed Stock Option Plan

   Under the fixed stock plan USRP limited partners on March 17, 1995 granted QSV options to acquire up to 600,000 shares of Common Stock of the Company, subject to certain adjustments under anti-dilution provisions. The exercise price of each option is $10.33 which was the average closing price of the security on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

and vest and became exercisable in March 1996. The term of the options expire in March 2005. Through December 31, 2000, QSV has exercised 514,923 stock options at the option price of $10.33 for a total purchase price of $5,319,155. In conjunction with the December 29, 2000 merger between the Company and QSV, the remaining 85,077 options were redistributed to the individual shareholders of QSV.

   In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 7.3 percent for all years, expected volatility of 17.8 percent, risk free interest rate of 5.7 percent for the options, and expected lives of four years for the plan options. As of March 17, 1995, the 600,000 options had a fair value as of the grant date of $724,000 representing a value per option of $1.21.

 Flexible Incentive Plan

   Under the Flexible Incentive Plan ("Incentive Plan") adopted in 1998, the Company may grant stock options to purchase Common Stock of the Company. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company's issued and outstanding shares of Common Stock at the date of grant. Stock options can be granted only at the fair market value of the stock at the date of grant. Stock options vest 25% in one year, 25% in two years and 50% in the third year and expire after ten years from the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company's Common Stock owned by the optionee. The following is a summary of stock option activity for the three years ended December 31, 2000:

                                2000                1999               1998
                         ------------------  ------------------  -----------------
                         Weighted-           Weighted-           Weighted-
                          Average             Average             Average
                         Exercise            Exercise            Exercise
                           Price    Number     Price    Number     Price   Number
                         --------- --------  --------- --------  --------- -------
Options outstanding at
 beginning of year......  $18.70    730,500   $22.00    622,000   $  --        --
 Granted................   11.44     10,000    15.50    370,500    22.00   628,000
 Exercised..............     --         --       --         --       --        --
 Forfeited..............   17.76   (181,000)   22.00   (262,000)   22.00    (6,000)
                          ------   --------   ------   --------   ------   -------
Options outstanding at
 end of year............  $18.87    559,500   $18.70    730,500   $22.00   622,000
                          ======   ========   ======   ========   ======   =======
Options exercisable at
 end of year............  $20.86    360,125   $22.00    311,000   $22.00   155,250

   The options outstanding at December 31, 2000 had a range of exercise prices of $11.44 to $22.00 and a remaining contractual life of 7.8 years. During 1999 and 1998, options to acquire 78,000 and 103,500 shares, respectively, of the Company's Common Stock were granted to non-employees of the Company. The fair values of these non-employee options are being expensed over the vesting period. For the years ended December 31, 2000, 1999, 1998, the total amount of expense incurred by the Company was approximately $102,000, $38,000, and $65,000 respectively. No options expired during the three years ended December 31, 2000.

   In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 9.3%, 8.1%, and 6.6% for the years ended December 31, 2000, 1999 and 1998; expected volatility of 22.9%, 22.3% and 18.33% for the years ended December 31, 2000, 1999 and 1998; risk free interest rate of 5.78%, 5.15% and 5.24% for the years ended December 31, 2000, 1999 and 1998; and expected lives of 4.5 years.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


   Under the Incentive Plan, if all options were recorded at fair value rather than the intrinsic value in accordance with APB No. 25, the Company's net loss available to common stockholders and basic and diluted net loss per share would have been as follows:

                                          2000         1999         1998
                                       -----------  -----------  -----------
   Net loss available to Common
    Stockholders
    As reported....................... $(7,147,000) $(6,312,000) $(1,185,000)
    Proforma.......................... $(7,583,000) $(6,429,000) $(1,592,000)
   Basic and diluted loss per share
    As reported....................... $     (0.46) $     (0.42) $     (0.09)
    Proforma.......................... $     (0.49) $     (0.43) $     (0.12)
   Stock options:
    Compensation value per options
     granted.......................... $      1.61  $      2.26  $      2.62
    Compensation cost................. $   436,000  $   117,000  $   407,000

7. Lines of Credit, Bridge Loan and Notes Payable

   The Company's debt consisted of the following (in thousands):

                                                               December 31,
                                                             ------------------
                                                               2000      1999
                                                             --------  --------
   Lines of Credit.......................................... $119,036  $147,086
                                                             ========  ========
   Notes payable
    7 year fixed rate 7.15% senior unsecured notes.......... $111,000  $111,000
    3 year variable rate unsecured term notes...............   50,000    50,000
    Fixed rate 8.22% senior unsecured notes.................   47,500    47,500
    Series A fixed rate 8.06% senior unsecured notes........      --     12,500
    Series B fixed rate 8.30% senior unsecured notes........   27,500    27,500
    Loan due to shareholder.................................      959       --
    Less: discount..........................................     (322)     (514)
                                                             --------  --------
       Total notes payable.................................. $236,637  $247,986
                                                             ========  ========
   Mortgage note payable.................................... $  1,007  $  1,036
                                                             ========  ========

 Lines of Credit and Bridge Loan

   In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The Indenture bears interest at the 30 day LIBOR plus 225 basis points. The bridge loan will mature in six months, with one six month extension available. As part of the agreement, the Company agreed to engage Banc of America Securities, LLC to structure, execute and place a private placement securitization of the assets used to collaterize the bridge loan. The Company is currently evaluating various long-term debt alternatives, but anticipates that the final facility will have a term of not less than five years and will bear interest at a more favorable rate.

   Simultaneously with the close of the Indenture, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90, or 180-day LIBOR contracts plus 225 basis

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

points. The Credit Agreement also provides that up to $2,000,000 of the facility may be used for letters of credit. Effective January 9 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit.

   In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000. The OP received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. As of December 31, 2000, the OP had $119,036,000 outstanding under this credit agreement. The banks also agreed to issue standby letters of credit for the account of the OP under this line of credit. As of December 31, 2000 the OP had a $1,776,000 letter of credit outstanding. This credit agreement expired on January 9, 2001 and provided that borrowings thereunder bear interest in tranches of 30, 60 or 90--day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. At December 31, 2000, the margin spread was 1.35% and the weighted average effective rate of the credit agreement was 7.968%. There is an unused line of credit fee of 0.25% per annum on the unused portion of the credit agreement and a 1.5% per annum fee on the outstanding letter of credit. The line of credit required the Company to maintain a Minimum Combined Equity Value of $200,000,000, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000. On January 9, 2001, the Company paid the outstanding balance under this facility as scheduled with proceeds from a bridge loan advanced by Bank of America.

   On December 31, 1997, $62,996,000 had been drawn on the Company's previous line of credit. On January 17, 1998, the outstanding balance on this secured credit facility was repaid with funds from the $175,000,000 unsecured credit agreement and the facility was terminated. In connection with the termination of the facility, the related unamortized deferred financing costs were written-off and recorded as an extraordinary loss of $190,000.

   On December 15, 1998 the Company entered into a short-term secured borrowing facility ("PAC Facility") for $20,000,000. This PAC Facility was used in 1999 to acquire property. During 1999 the Company repaid all amounts due under the PAC Facility.

 Notes Payable

   On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled. Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000. Under the terms of the Waiver and Second Amendment to Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America. Additionally, because all of the required documentation and title policies could not be delivered on or before January 9, 2001, the Company entered into a Cash Collateral Agreement providing for the escrow of $3,000,000 in cash with State Street Bank to be delivered to the noteholders as a prepayment

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

of principal and related make-whole payments in the event the Company does not deliver the required documentation by the agreed upon extended due date of March 24, 2001. The Company delivered all of the required documentation and title policies by the extended due date and the $3,000,000 escrow deposit was returned to the Company.

   On May 12, 1998, the Company issued $111,000,000 of seven year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of the revolving credit agreement and for general corporate purposes. In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes payable. The fee paid to lock in the rate on these notes payable was approximately $424,000 and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the Bank of America Credit Agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these noteholders.

   On November 13, 1998, the Company issued $47,500,000 in senior notes payable in a private placement. The notes bear interest at the rate of 8.22% per annum and are due August 1, 2003. The net proceeds were used to repay a portion of the revolving credit agreement and for general corporate purposes. In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate of these notes payable. The fee paid to lock in the rate on these notes payable was approximately $406,000 and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the Bank of America Credit Agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these noteholders.

   On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition. The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007. As of December 31, 2000 and 1999 the balance was $1,007,000 and $1,036,000, respectively.

   On December 30, 1998, the Company financed part of a property acquisition with the seller in the amount of $6,550,000. The note bore interest at the rate of prime plus 1% per annum and was repaid in two installments of $3,275,000 plus accrued interest on June 15, 1999 and December 30, 1999.

   In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured term loan of $50,000,000. As of December 31, 2000, the $50,000,000 was outstanding and bore interest at 9.3125% (based on the 30 day LIBOR rate of 6.75% plus a spread of 2.5625%). This credit facility was scheduled to mature in April 2002. On January 9, 2001, the Company paid the outstanding balance under this facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company will write-off approximately $340,000 worth of unamortized loan origination fees associated with this facility in January 2001.

   Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net interest expense or income to be paid or received quarterly. This swap, which was an estimated liability of $1,475,000 and $2,500,000 at December 31, 2000 and March 23, 2001, respectively, was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001. (See Note 1 for effect of SFAS No. 133 adoption)

                       U.S. RESTAURANT PROPERTIES, INC.

             (For the Years Ended December 31, 2000, 1999 and 1998


   In conjunction with the Merger between the Company and QSV on December 29, 2000 (see Note 1), the Company assumed a note receivable from Mr. Stetson in the amount of $959,000 due on January 22, 2001 with an interest rate of 10.00% as well as a note payable to Mr. Darrel L. Rolph, a Director of the Company for $959,000 due on January 22, 2001 with an interest rate of 10.00%. Both the note receivable and note payable were paid in full on the scheduled due date.

 Principal Debt Maturities

   Lines of credit and notes payable principal debt maturities for the next five years at December 31, 2000, before consideration of the January 2001 refinancing as discussed above, are as follows (in thousands):

      2001............................................................. $120,026
      2002.............................................................   77,534
      2003.............................................................   47,536
      2004.............................................................       39
      2005.............................................................  111,039
      Later............................................................      828
                                                                        --------
        Total.......................................................... $357,002
                                                                        ========

8. Investments and Commitments as Lessor

   The Company leases land and buildings to the operators of a variety of national and regional fast food chain and casual dining restaurants. The building portion of these leases on 36 of these properties, which are leased by Burger King Corporation ("BKC") franchisees, is accounted for as direct financing leases while the land portion is accounted for as an operating lease. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Company, however, has agreed to renew a franchise lease if BKC or any of the other franchise chains renews or extends the lessee's franchise agreement.

   As of December 31, 2000, the remaining lease terms of all leases ranged from 1 to 24 years and include various renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant's sales, and requires the franchisee to pay executory costs.

   Minimum future lease receipts for years ending December 31 are as follows (in thousands):

                                        Direct financing leases Operating leases
                                        ----------------------- ----------------
      2001.............................         $1,056              $ 68,478
      2002.............................            650                66,125
      2003.............................            215                65,652
      2004.............................             54                64,783
      2005.............................             20                62,966
      Later............................             61               666,205
                                                ------              --------
        Total..........................         $2,056              $994,209
                                                ======              ========

   Net Investment in direct financing leases is as follows (in thousands):

                                                                 December 31,
                                                                 --------------
                                                                  2000    1999
                                                                 ------  ------
      Minimum future lease receipts............................. $2,056  $4,409
      Estimated unguaranteed residual values....................  1,544   3,334
      Unearned amount representing interest.....................   (846) (1,702)
                                                                 ------  ------
        Total................................................... $2,754  $6,041
                                                                 ======  ======

   Rental income for the years ending December 31, are as follows (in thousands):

                                                         2000    1999    1998
                                                       -------- ------- -------
   Rental income:
    Minimum rental income............................  $ 68,463 $65,895 $47,081
    Contingent rental income.........................     5,577   6,107   4,751
                                                       -------- ------- -------
                                                       $ 74,040 $72,002 $51,832
                                                       ======== ======= =======

   If Burger King properties are not adequately maintained during the term of the tenant leases, the 182 such properties may have to be rebuilt before the leases can be renewed, either by the Company as it considers necessary or pursuant to Burger King's successor policy. The successor policy, which is subject to change from time to time at Burger King's discretion, is intended to encourage the reconstruction, expansion, or other improvement of older Burger King restaurants and generally affects properties that are more than ten years old or are the subject of a franchise agreement that will expire within five years.

   Under the current OP agreement, Burger King can require that a restaurant property be rebuilt. If the tenant does not elect to undertake the rebuilding, the Company would be required to make the required improvement itself. However, as a condition to requiring the Company to rebuild, Burger King would be required to pay the Company its percentage share ("Burger King's Percentage Share") of the rebuilding costs. Such percentage share would be equal to (i) the average franchise royalty fee percentage rate payable to Burger King with respect to such restaurant, divided by (ii) the aggregate of such average franchise royalty fee percentage rate and the average percentage rate payable to the Partnership with respect of such restaurant property. The Company believes that Burger King's Percentage Share of the rebuilding costs would typically be 32% for a restaurant property.

   Management believes it is unlikely that any material amount of rebuilding of Burger King restaurant properties will be required in the next several years, if ever.

   The Company has implemented an early renewal program pursuant to which the Company offers remodeling grants to tenants in consideration for renewing and restructuring leases. Through February 28, 2001, the Company has paid an aggregate of approximately $3,227,000 for remodeling. The Company considers the remodeling financing to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals.

9. Commitments and contingencies

   The land at 97 restaurant properties and the land and buildings at 12 restaurant properties are leased by the Company from third party lessors. The building portions of the leases are generally capital leases while the land portions are operating leases. These leases provide for an original term of 20 years and most are renewable at the Company's option. As of December 31, 2000, the remaining lease terms (excluding renewal option terms) expire from one to 20 years.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


   Minimum future lease obligations for years ending December 31 are as follows:

                                                               Capital Operating
                                                               leases   leases
                                                               ------- ---------
                                                                (in thousands)
      2001....................................................  $ 16    $ 4,345
      2002....................................................   --       3,995
      2003....................................................   --       3,078
      2004....................................................   --       2,698
      2005....................................................   --       2,296
      Later...................................................   --      10,144
                                                                ----    -------
        Total minimum obligations (a).........................    16    $26,556
                                                                ====    =======
      Amount representing interest............................   --
                                                                ----
      Present value of minimum obligations....................  $ 16
                                                                ====

(a) Minimum lease obligations have not been reduced by minimum sublease rentals.

Rent expense for the years ended December 31 are as follows (in thousands):

                                                                2000  1999 1998
                                                               ------ ---- ----
      Rental expense
       Minimum rental expense................................. $1,195 $575 $388
       Contingent rental expense..............................     52   78  101
                                                               ------ ---- ----
        Total................................................. $1,247 $653 $489
                                                               ====== ==== ====

   The Company has entered into commitments for development of certain restaurant, gas station/convenience store properties. As of December 31, 2000, the Company had commitments totaling approximately $2,383,000. representing construction contract costs not yet incurred.

   On October 15, 1997, the Company entered into a four-year employment agreement with its Chairman of the Board Fred Margolin for which the aggregate base compensation is $250,000 per year. Under such agreement, the Company is liable for the compensation benefits for three years if the Chairman is terminated without cause, as defined. Effective March 9, 2001, Mr. Margolin resigned as Chairman of the Board, President, Secretary and Treasurer of the Company and was paid severance compensation of $800,000. (See Note 11)

   Effective March 22, 2000, the Company entered into a four-year employment agreement with its Chief Financial Officer Barbara Erhart for which the aggregate base compensation is currently $161,200 per year. Under such agreement, the Company is liable for termination pay in amount equal to two times the highest annualized rate of Ms. Erhart's salary prior to the date of termination (except after the occurrence of a change in control, as defined, in which case the amount due is equal to 2.99 times the highest annualized rate of pay) if Ms. Erhart is terminated without cause, as defined.

   In conjunction with the termination of the Hollis lease in January 2000, the Company issued an indemnification of the tenant from specific claims which at one time were estimated at $1 million and guaranteed the payments for the interim tenant's gasoline purchases. During the year ended December 31, 2000, the Company believes it satisfied its obligations under the indemnification. However, there is some dispute as to what liability the Company may have for Western Union money order funds held in trust by Hollis at the time the

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

lease was terminated. Litigation has been filed by both Hollis and the Company with respect to this agreement. The financial exposure is estimated at $380,000. The Company expects to pay an additional $25,000 in settlement of costs associated with the interim tenants operations and has accrued for this expense.

   In August 2000, the Company signed a guaranty agreement on behalf of Marshall 66 St. Louis LLC in order to enable the tenant to obtain it's Illinois fuel bond without securing it with assets or cash. The guaranty has a one year term and is in the amount of $316,000.

   The OP and various of its subsidiaries are parties to certain lease agreements which provide that, as landlord, they will fund a portion of capital improvements to be made by the tenant over the life of the lease. These financial commitments are estimated at $4,500,000 and are payable only if the improvements are required and after the work has been completed.

   The Company is subject to various legal proceedings in the ordinary course of business. The resolution of these matters cannot be predicted with any certainty, but, management believes the final outcome of such matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

10. Related Party Transactions

   In order to satisfy franchisor requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. ("ARK #10") was initially owned by an individual who was the President of the Company and who continues to be a member of the Board of Directors of the Company. In February 2000 he transferred his stock to the Chairman of the Board and his successor as President who was also a member of the Board of Directors of the Company. Neither individual received compensation for this role. ARK #10 was established to hold and operate five Burger King and one Schlotsky's franchise in Arkansas and Kansas, respectively. The Burger King operations were either sold to third parties or closed in 1999. At December 31, 1999, a note receivable of $1,187,000 was due from ARK #10 for which the Company had reserved $1,141,000 as an allowance for uncollectability. The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum. During 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote down the note against the established reserve. At December 31, 2000, ARK #10 owed the Company $45,000 which was fully reserved.

   On December 20, 2000, USRP/HCI Partnership 1, L.P. ("HJV") made an advance to the preferred interest holder in the amount of $700,000. Under the terms of the Advance Agreement dated December 1, 2000, the $700,000 advance bears interest at an annual interest rate of 9.0%.

   In connection with Mr. Robert Stetson's resignation as Chief Executive Officer and President of the Company, the Company entered into a Settlement Agreement and Consulting Agreement with Mr. Stetson as of October 6, 1999. Pursuant to the terms of the Settlement Agreement, the Company agreed to provide Mr. Stetson one or more loans, up to the aggregate of $800,000, for the purpose of acquiring shares of the Company's Common Stock from time to time in the open market. In March 2000, the Company advanced $400,000 to Mr. Stetson for the purchase of Common Stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March, 2006. Pursuant to the note agreement, Mr. Stetson has pledged the Common Stock purchased with the note proceeds as collateral for the loans.

   Effective September 22, 2000, the Company and Mr. Stetson entered into an Amendment to the Settlement Agreement providing for two changes to the original Settlement Agreement. First, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of USRP

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

Common Stock (calculated based on a value of $8.5625 per share). Second, the Company advanced Mr. Stetson $75,000 under a third promissory note to be used for the purpose of acquiring shares of the Company's Common Stock in the open market. Both notes bear interest at 7.0% per annum and provide for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006, and are secured by the restricted Common Stock and the Common Stock purchased in the open market with the note proceeds.

   In conjunction with the Merger between the Company and QSV, the Company assumed a note receivable from Mr. Stetson in the amount of $959,000 due on January 22, 2001 with an interest rate of 10.00% as well as a note payable to Mr. Darrel L. Rolph, a Director of the Company for $959,000 due on January 22, 2001 with an interest rate of 10.00%. Both the note receivable and note payable were paid in full on the scheduled due date.

   In 1996, Southeast Fast Food Partners ("SFF") was formed to purchase and operate 24 Hardee's locations. To satisfy the requirements of the franchisor, an officer and director of the Company agreed to form a company to serve as the Managing General Partner of SFF. As of December 31, 1999, a note receivable of $358,000 was due from SFF with an additional $180,000 advance made in the first six months of 2000. The note receivable was due on July 15, 2000 and had an interest rate of 9.0% per annum. During 1999, the operations of SFF were sold to Saulat Enterprises and the partnership was liquidated. The Company continued to own and lease the real estate locations to the new operator. During 2000, the Company determined that the closure of all operations of SFF made collection of this note improbable and wrote the note off against the established reserve.

   In April 1998, two affiliates of the Company, U.S. Restaurant Lending GP, Inc., (the "General Partner") and U.S. Restaurant Lending LP, Inc. (the "Limited Partner") entered into a joint venture and limited partnership agreements with MLQ Investors, L.P., an affiliate of Goldman, Sachs & Co. to form two limited partnerships. The two limited partnerships engaged in lending activities to owners and operators of quick service franchise and gas station/convenience store outlets. During the first quarter of 2000, all partners involved agreed to dissolve the joint venture. Both entities were legally dissolved during 2000.

   In March 1998, the Company issued 23,725 shares of common stock for a 15% ownership interest in The Anz Company, LLC ("Anz"). During 1999 and 1998, Anz provided leasing and brokerage services for the Company. These services represented approximately 9.0% of Anz's total revenue. During the three month period ended March 31, 2000, the Company liquidated its interest in Anz.

   In 1998, eleven restaurant properties were acquired from Apple South, Inc., a Georgia corporation. The operations on these properties were purchased by an entity which is owned by two Directors of the Company. The Company has entered into a lease agreement with this entity that purchased the operations on these eleven properties. In 1997, two sale/leaseback transactions were completed by the Company with Carlos O'Kelly's, Inc. Carlos O'Kelly's, Inc. is owned by two Directors of the Company. As of December 31, 2000 and 1999, no balances were outstanding from this related party.

11. Subsequent Events

   In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The Indenture bears interest at the 30 day LIBOR plus 225 basis points. The bridge loan will mature in six months, with one six month extension available. As part of the agreement, the Company agreed to engage Banc of America Securities, LLC to structure, execute and place the private placement securitization of the assets used to

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

collaterize the bridge loan. The Company is currently evaluating various long-term debt alternatives, but anticipates that the final facility will have a term of not less than five years and will bear interest at a more favorable rate. In connection with the pay-off of the Credit Lyonnais term loan, the Company will write-off approximately $340,000 of unamortized loan origination fees associated with this facility in January 2001.

   Simultaneously with the close of the Indenture, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180--day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $2,000,000 of the facility may be used for letters of credit. Effective January 9, 2001, Bank of America issued a replacement letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit.

   On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star Fund III (U.S.), L.P. ("Lone Star") providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000 (the "Lone Star Transaction"). The Lone Star Transaction will involve two or more closings: an initial closing, on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; and one or more subsequent closings, to occur on or before September 5, 2001, at which up to an additional 1,408,451 shares will be purchased. After completion of the entire Lone Star Transaction and including Lone Star's purchase of 1,856,330 shares from Fred H. Margolin, Darrel L. Rolph, David K. Rolph and their affiliates, Lone Star will be a beneficial holder of approximately 19.33% of the Company's presently outstanding common stock.

   Concurrently with the initial closing of the Lone Star Transaction, four members of the Company's board of directors (the "Board"), Fred H. Margolin, Darrel L. Rolph, David K. Rolph and Dr. Gerald H. Graham, resigned. Mr. Margolin also resigned as the Chairman of the Board and Chief Executive Officer of the Company and from any other positions he held with the Company or any of its subsidiaries. The Board appointed four individuals designated by Lone Star, David W. West, Robert Gidel, Len W. Allen, Jr. and Gregory I. Strong to fill the vacancies created by these resignations. The Board appointed Mr. West to serve as interim Chief Executive Officer of the Company while the Board identifies a permanent replacement for Mr. Margolin.

   In connection with their resignations, Messrs. Margolin, Rolph and Rolph entered into Noncompetition and Release Agreements with the Company pursuant to which each of them agreed not to (a) submit or cause the submission of any proposals or nominations of candidates for election as directors of the Company or (b) solicit proxies from any of the Company's stockholders, in each case prior to December 31, 2003. Additionally, Mr. Margolin agreed not to directly or indirectly own manage, control, participate in, invest in or provide consulting services to any entity or business organization that engages in or owns, invests in, manages or controls any venture engaged in the ownership, management, acquisition or development of restaurant, gasoline and convenience store properties similar to those of the Company and its affiliates for a one-year period ending March 9, 2002. As consideration under such agreement and in connection with the termination of Mr. Margolin's Employment Agreement with the Company, the Company paid Mr. Margolin $800,000 in severance compensation. Similarly, each of the Rolphs agreed not to directly or indirectly compete with the Company, other than through the restaurant operations of the Rolphs in existence as of the initial closing of the Lone Star Transaction.

   The Company and each of Messrs. Margolin, Rolph and Rolph entered into a Registration Rights Agreement, dated March 9, 2001, permitting the holders thereto to request a shelf registration on Form S-3 to be

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

filed with the Securities and Exchange Commission ("SEC") by the Company. Additionally, as a component of the Lone Star Transaction, the Company and Lone Star entered into a Registration Rights Agreement, dated March 9, 2001, granting Lone Star the ability to request a shelf registration on Form S-3.

   During March 2001, the Company entered into a line of credit agreement with BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, which provides for the Company to advance BC Oil Ventures LLC up to $500,000. This line of credit bears interest at 6.0% per annum with no payments due until maturity. The maturity date is the earlier of the sale of one or more of BC Oil Ventures' service stations in the State of Washington or June 30, 2001. During the month of March 2001, the Company advanced BC Oil Ventures $478,000 under this agreement.

12. Stockholder's Equity and Minority Interest

 Common Stock

   On October 15, 1997, the Company effected the conversion of USRP into a self-administered REIT. The conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P., a partnership subsidiary of the Company, with and into USRP. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest (the "Units") of USRP became stockholders of the Company. On October 16, 1997, the Common Stock, in replacement of the Units, commenced trading on the NYSE under the symbol "USV".

 Minority Interest

   In connection with the conversion, QSV withdrew as general partner of USRP and the Operating Partnership, effective October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner for USRP and the Operating Partnership. In exchange for its interests in USRP and the Operating Partnership and the termination of its management contract, QSV received 126,582 shares of Common Stock and 1,148,418 units of beneficial interest in the Operating Partnership ("Operating Partnership Units"), which were exchangeable at any time for shares of Common Stock on a one-for-one basis, and the right to receive up to 825,000 additional Operating Partnership Units or shares of Common Stock on December 29, 2000 based on the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based upon what QSV would have received under their prior management contract. As of December 29, 2000, all of the 825,000 contingent shares of Common Stock had been earned and were issued. Effective December 29, 2000, the Company and QSV entered into a merger agreement in which the Company acquired all outstanding shares of QSV for 2,554,998 shares of Common Stock. The principal assets of QSV at the time of the merger were 1,148,418 Operating Partnership Units of the Operating Partnership and 1,406,582 shares (inclusive of the 825,000 shares discussed above) of Common Stock of the Company.

   During 1999, the Company issued $55,000,000 of 8.5% preferred interest in HJV to a third party for net proceeds of $52,793,000. Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000 payable monthly from the cash flows of HJV. Income is allocated to the preferred interest holder equal to their distribution. The OP units outstanding at December 31, 2000 of 134,344 and the preferred partnership interests represent the minority interest. The Company may be required from time to time to exchange properties that do not meet specified criteria as defined in the partnership agreement.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


   Minority interest in the OP consists of the following at December 31, 2000 and 1999 (in thousands):

      Balance at January 1, 1999...................................... $ 29,567
       Change in market value of contingent shares earned.............     (239)
       Preferred partnership interest issued, net of costs............   52,793
       OP Units issued for property...................................    2,407
       Distributions paid.............................................   (3,308)
       Distributions declared.........................................     (102)
       Income allocated to minority interest..........................      567
                                                                       --------
      Balance at December 31, 1999....................................   81,685
       Change in market value of contingent shares earned.............   (3,713)
       OP Units converted to Common Stock.............................  (21,389)
       Distributions paid.............................................   (5,974)
       Distributions declared.........................................      (15)
       Income allocated to minority interest..........................    4,139
                                                                       --------
      Balance at December 31, 2000.................................... $ 54,733
                                                                       ========

 Registrations Statements

   On August 22, 1997, the Company filed a shelf registration statement to register shares of Common or Preferred Stock for sale in the amount of $150,000,000. The amount of securities available for sale under this shelf registration statement at December 31, 2000 is $3,310,000.

   On October 30, 1998, the Company filed a shelf registration for $175,000,000 to register shares of Common and Preferred Stock for sale. The amount of securities available for sale under this shelf registration statement at December 31, 2000 is $175,000,000.

   On November 27, 2000, the Company filed a registration statement to register 147,203 shares of Common Stock. The Company granted registration rights to the selling stockholders in connection with the issuance of convertible OP Units in exchange for certain real estate properties and billboards. This registration statement was effective January 4, 2001.

   On January 30, 2001, the Company filed a registration statement to register 592,025 shares of Common Stock. The Company granted registration rights to the selling stockholder in connection with the merger with QSV Properties, Inc. which was effected on December 29, 2000. This registration statement was effective February 12, 2001.

 Preferred Stock

   On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A") with a liquidation preference of $25.00 per share under the August 22, 1997 shelf registration statement. The Series A Preferred Stock is not redeemable prior to November 15, 2002. On and after November 15, 2002, the Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company (i) for such number of shares of Common Stock as are issuable at a conversion rate of .9384 shares of Common Stock for each share of Series A Preferred Stock, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Common Stock on the New York Stock Exchange equals or exceeds the Conversion Price, subject to adjustment in certain

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)

circumstances, plus cash in the amount of any accrued and unpaid dividends, or
(ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred Stock, plus any accrued and unpaid dividends. The Series A Preferred Stock has no stated maturity and is not subject to a sinking fund. Shares of Series A are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at a conversion price of $26.64 per share of Common Stock (equivalent to a conversion rate of .9384 shares of Common Stock). Distributions on Series A are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of Common Stock into which a share of Series A is convertible. As of December 31, 2000, 62 Series A shares have been converted into Common Stock. Holders of Preferred Stock are entitled to receive dividends in preference to any dividends to Common Stockholders or OP unit holders. For the year ended December 31, 2000, the Company paid distributions of $7,102,000, of which 100% represented a return of capital.

 Distributions to Common and Preferred Stockholders

   For the year ended December 31, 2000, the Company paid distributions of $24,937,000 to its common stockholders and the minority interests (or $1.48 per share of Common Stock or OP unit), of which 100% represented a return of capital. As of December 31, 2000, $1,931,000 of dividends have been declared to be paid on Common Stock and OP units outstanding to stockholders and minority interest OP unitholders of record on January 2, 2001.

13. Supplemental Cash Flow Information

   During the year ended December 31, 1998, the Company had the following additional non-cash investing activity related to the purchase of net assets of U.S. Restaurant Properties Development, L.P.:

                                                                       1998
                                                                  --------------
                                                                  (In thousands)
      Rent and other receivables.................................     $  193
      Prepaid and other assets...................................        524
      Property...................................................      5,716
      Accounts payable...........................................        (52)
                                                                      ------
      Note receivable............................................     $6,381
                                                                      ======

14. Fair Value Disclosure of Financial Instruments

   The following disclosure of estimated fair value was determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgement is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

   Cash and cash equivalents, receivables (including deferred rent receivable) and accounts payable (including deferred rent payable) are carried at cost that approximates their fair value based on their short term, high liquidity nature. The line of credit is carried at an amount that approximates fair value because it represents short term variable rate.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


   Notes and mortgage loan receivables totaling $34,457,000 and $36,559,000 as of December 31, 2000 and 1999, respectively, have a fair value of $36,654,000 and $34,834,000 respectively, based upon interest rates for notes with similar terms and remaining maturities.

   Cost method investments totaling $600,000 and $780,000 as of December 31, 2000 and 1999, respectively, have fair values of approximately the same amounts based on publicly traded investments and prices recently paid by the Company and/or published market values if available for private investments.

   Notes and mortgage loan payable totaling $237,966,000 and $249,536,000 as of December 31, 2000 and 1999, respectively, have a fair value of $231,730,000 and $243,841,000 respectively, based upon interest rates for notes with similar terms and remaining maturities.

   Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net interest expense or income to be paid or received quarterly. This swap, which was an estimated liability of $1,475,000 and $2,500,000 at December 31, 2000 and March 23, 2001, respectively, was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001. (See Note 1 for effect of SFAS No. 133 adoption)

   The fair value estimates presented herein are based on information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly for the amounts presented herein.

15. Employee Benefit Plan

   Effective October 15, 1997, the U.S. Restaurant Properties, Inc. 401(k) plan (the "Plan") was established as a savings plan for the Company's employees. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of January 1, April 1, July 1 and October 1 immediately following the later of the (i) six months after their first day of employment with the Company or (ii) the date an employee attains the age of 21, as defined. Each participant may make contributions to the Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant's annual compensation (not to exceed $10,500 per annum for 2000). The Company will match up to 50% of participating annual employee's contributions up to a maximum of 10% of the employee's annual compensation. The Company's matching contributions are made in Company Stock, which is purchased by the Plan on the open market, and is subject to specified years-of-service for vesting of the Company's portion of contributions to the Plan. Employer contributions of approximately $71,000, $57,000 and $25,000 have been paid or accrued for the years ended December 31, 2000, 1999 and 1998, respectively.

                       U.S. RESTAURANT PROPERTIES, INC.

            (For the Years Ended December 31, 2000, 1999 and 1998)


16. Summary by Quarter (unaudited) (in thousands, except per share amounts)

                                            Quarter
                                ----------------------------------      Total
                                 First   Second    Third   Fourth       Year
                                -------  -------  -------  -------     -------
2000
  Revenues..................... $19,672  $21,817  $20,161  $18,455     $80,105
  Net income (loss)............     409   (1,399)   1,413     (468)        (45)
  Net loss allocable to
   common stockholders.........  (1,367)  (3,174)    (363)  (2,243)     (7,147)
  Net loss per common share
    Basic net loss per share... $ (0.09) $ (0.21) $ (0.02) $ (0.14)    $ (0.46)
    Diluted net loss per
     share..................... $ (0.09) $ (0.21) $ (0.02) $ (0.14)    $ (0.46)
1999
  Revenues..................... $18,742  $20,569  $20,480  $19,826     $79,617
  Net income (loss)............   2,510    3,693    5,022  (10,435)(b)     790
  Income (loss) allocable to
   common stockholders.........     734    1,918    3,246  (12,210)     (6,312)
  Earnings (loss) per common
   share (a)
    Basic net income (loss) per
     share..................... $  0.05  $  0.13  $  0.21  $ (0.79)    $ (0.42)
    Diluted net income (loss)
     per share................. $  0.05  $  0.13  $  0.20  $ (0.79)    $ (0.42)

(a) Due to the significant variances between quarters in net income and weighted average shares outstanding, the combined quarterly income (loss) per share does not equal the reported income (loss) per share for 1999.
(b) Results of the fourth quarter 1999 may not be comparable to other quarters because of significant charges recorded relating to the write-down of notes receivable of $7,024, recording of an asset impairment charge of $5,000 and the recording of severance charges of $750 related to the resignation of the Company's President.

                                                                     Schedule II
                        U.S. RESTAURANT PROPERTIES, INC.
                       Valuation and Qualifying Accounts
                             (amounts in thousands)

                           Balance at    Bad debt Charged to               Balance at
                         January 1, 2000 Expense    Other    Write-offs December 31, 2000
                         --------------- -------- ---------- ---------- -----------------
Allowance for doubtful
 accounts
    Accounts
     receivable.........     $ 3,989     $ 2,447    $ --      $ (3,576)      $ 2,860
    Straight-line rent..         617       1,359      --          (487)        1,489
    Notes receivable....       1,499       5,054      --        (1,988)        4,565
                             -------     -------    -----     --------       -------
  Total.................     $ 6,105     $ 8,860    $ --      $ (6,051)      $ 8,914
                             =======     =======    =====     ========       =======

                                                                   Schedule III
                       U.S. RESTAURANT PROPERTIES, INC.
             Schedule of Real Estate and Accumulated Depreciation
                            (amounts in thousands)

                                                                        Accumulation Depreciation
                                     Cost at December 31, 2000             at December 31, 2000
                         Number of  ---------------------------         --------------------------
       Store Type        Properties  Land   Buildings Equipment  Total  Buildings Equipment Total
       ----------        ---------- ------- --------- --------- ------- --------- --------- ------
Applebee's..............     12       1,943    9,962      --     11,905   1,196       --     1,196
Arby's..................     66      11,057   38,252       99    49,408   7,227        19    7,246
Bruegger's Bagel........     17       2,204    8,942      --     11,146   1,765       --     1,765
Burger King.............    182      32,232   67,013      273    99,518  15,014       137   15,151
Dairy Queen.............     40       2,908    8,628      875    12,411   2,282       548    2,830
El Chico................     22       8,121   18,467      --     26,588   2,853       --     2,853
Fina....................     44       5,110   15,015      --     20,125   1,546        -     1,546
Grandy's................     29      12,547      --       --     12,547     --        --       --
Hardee's................     20       2,570   10,310    1,645    14,525   2,854       691    3,545
Phillips 66.............     21       4,176    8,849    2,753    15,778     764       722    1,486
Popeye's................     22       3,430    9,580       --    13,010   1,487        --    1,487
Schlotzsky's............     27       7,757   15,446       --    23,203   2,535        --    2,535
Other...................    348     109,109  186,616    7,957   303,682  24,006     2,520   26,526
                            ---     -------  -------   ------   -------  ------     -----   ------
Total...................    850     203,164  397,080   13,602   613,846  63,529     4,637   68,166
                            ===     =======  =======   ======   =======  ======     =====   ======

  (1) Substantially all property is restaurant/service station property
  (2) Substantially all property is unsecured except for one office building that is secured by a $1,062 mortgage note payable.
  (3) Depreciation is computed over the estimated useful life of 15 to 20 years for the restaurant buildings and improvements and seven years for the restaurant equipment.
  (4) Burger King restaurant properties include the land values of 36 restaurant properties in which the building and improvements are accounted for as direct financing leases.
  (5) Transactions in real estate and equipment and accumulated depreciation during 2000, 1999 and 1998 are summarized below.

                                                           Cost     Depreciation
                                                         ---------  ------------
Balance at January 1, 1998.............................. $ 325,528    $13,438
  Acquisitions..........................................   204,944        --
  Cost of real estate sold..............................    (7,447)      (325)
  Depreciation expense..................................       --      14,825
  Asset impairment......................................      (127)       --
                                                         ---------    -------
Balance at December 31, 1998............................   522,898     27,938
  Acquisitions..........................................   103,230        --
  Cost of real estate sold..............................   (15,739)    (1,437)
  Depreciation expense..................................       --      22,880
  Asset impairment......................................    (5,000)       --
  Transfer from direct financing leases.................     1,634        --
  Transfer from construction in progress................    27,498        --
                                                         ---------    -------
Balance at December 31, 1999............................   634,521     49,381
  Acquisitions..........................................     4,971
  Cost of real estate sold..............................   (49,417)    (5,700)
  Depreciation expense..................................       --      24,485
  Asset impairment......................................    (6,106)       --
  Transfer from construction in progress................    29,877
                                                         ---------    -------
                                                         $ 613,846    $68,166
                                                         =========    =======

                               Index to Exhibits

   Exhibit
   Number
   -------
     2.1   Certificate of Merger of QSV Properties, Inc. with and into U.S.
           Restaurant Properties, Inc.

     2.2 Articles of Merger between QSV Properties, Inc. a Delaware corporation and U.S. Restaurant Properties, Inc., a Maryland corporation

     2.3   Agreement of Plan of Merger

    11.1   Calculation of Net Loss per Common Share

    12.1   Ratios of Earnings to Combined Fixed Charges and Preferred Stock
           Dividends

    23.1   Independent Auditors' Consent dated March 9, 2001 from Deloitte &
           Touche LLP.
