Form 10-Q
period 2001-03-31
U S RESTAURANT PROPERTIES INC
filed 2001-05-15
CIK 1032462

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

                  For the quarterly period ended March 31, 2001

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

As of May 11, 2001, U.S. Restaurant Properties, Inc. had 17,886,156 shares of common stock $.001 par value outstanding.


================================================================================

                        U.S. RESTAURANT PROPERTIES, INC.



PART I.           FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2001 (Unaudited)
                           and December 31, 2000................................................3

                  Condensed Consolidated Statements of Operations for the three months ended March 31, 2001 and 2000 (Unaudited).....................5

                  Condensed Consolidated Statements of Other Comprehensive
                           Operations for the three months ended March 31, 2001
                           and 2000 (Unaudited).................................................6

                  Condensed Consolidated Statement of Stockholders' Equity for the
                           three months ended March 31, 2001 (Unaudited)........................7

                  Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2001 and 2000 (Unaudited).....................8

                  Notes to Condensed Consolidated Financial Statements (Unaudited).............10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...........................................16

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................20


PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................21

         Item 2.  Changes in Securities and Use of Proceeds....................................21

         Item 3.  Defaults upon Senior Securities..............................................21

         Item 4.  Submission of Matters to a Vote of Security Holders..........................21

         Item 5.  Other Information............................................................21

         Item 6.  Exhibits and Reports on Form 8-K.............................................21

                          PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                           MARCH 31,   DECEMBER 31,
                                                                           ---------   ------------
                                                                             2001         2000
                                                                           ---------    ---------
                                                                          (UNAUDITED)
                                       ASSETS
Property, net
             Land                                                          $ 186,799    $ 203,164
             Building and leasehold improvements                             375,591      397,080
             Machinery and equipment                                          10,940       13,602
                                                                           ---------    ---------
                                                                             573,330      613,846
             Less:  accumulated depreciation                                 (70,476)     (68,166)
                                                                           ---------    ---------
                                                                             502,854      545,680

Assets held for sale                                                          22,071           --
Construction in progress                                                       6,067        8,535
Cash and cash equivalents                                                     14,525        5,509
Restricted cash and marketable securities                                         74          742
Rent and other receivables, net
             (includes $4,934 and $4,349 allowance for doubtful accounts
             at March 31, 2001 and December 31, 2000, respectively)           12,673       14,575
Prepaid expenses and other assets                                              3,049        3,001
Investments                                                                    2,823        2,791
Notes receivable, net
             (includes $596 and $2,167 due from related parties
             and $5,115 and $4,565 allowance for doubtful accounts
             at March 31, 2001 and December 31, 2000, respectively)            9,852       11,837
Mortgage loans receivable                                                     21,067       22,620
Net investment in direct financing leases                                      2,227        2,754
Intangibles, net                                                               8,947        6,979
                                                                           ---------    ---------
     TOTAL ASSETS                                                          $ 606,229    $ 625,023
                                                                           =========    =========


                             continued on next page

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                               MARCH 31,   DECEMBER 31,
                                                                               ---------   ------------
                                                                                  2001        2000
                                                                               ---------    ---------
                                                                              (UNAUDITED)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and accrued liabilities                                       $  15,535    $  18,057
Accrued dividends and distributions                                                3,723        3,706
Unearned contingent rent                                                           1,050        1,083
Deferred gain on sale of property                                                    474          423
Line of credit                                                                        --      119,036
Interest rate swap agreement at fair value                                         2,427           --
Notes payable
             (includes $959 due to related parties at December 31, 2000)         360,720      236,637
Mortgage note payable                                                              1,000        1,007
Capitalized lease obligation                                                          16           16
                                                                               ---------    ---------
   TOTAL LIABILITIES                                                             384,945      379,965

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                 54,523       54,733

STOCKHOLDERS' EQUITY

Preferred stock, $.001 par value per share; 50,000 shares authorized, Series
             A - 3,680 shares issued and outstanding at March 31, 2001 and
             December 31, 2000 (aggregate liquidation value of $92,000)                4            4
Common stock, $.001 par value per share; 100,000 shares authorized, 17,886 and 17,417 shares issued and outstanding at March 31, 2001 and
             December 31, 2000, respectively                                          18           17
Additional paid-in capital                                                       307,471      302,634
Excess stock, $.001 par value per share
             15,000 shares authorized, no shares issued                               --           --
Accumulated other comprehensive loss                                              (2,690)      (1,840)
Loans to shareholders for common stock                                              (300)        (300)
Distributions in excess of net income                                           (137,742)    (110,190)
                                                                               ---------    ---------
    TOTAL STOCKHOLDERS' EQUITY                                                   166,761      190,325
                                                                               ---------    ---------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 606,229    $ 625,023
                                                                               =========    =========


            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                          2001        2000
                                                        --------    --------
Revenues:
         Rental income                                  $ 17,332    $ 18,071
         Interest income                                   1,346       1,418
         Amortization of unearned income
             on direct financing leases                       95         183
                                                        --------    --------
               Total revenues                             18,773      19,672
Expenses:
         Rent                                                154         262
         Depreciation and amortization                     6,030       6,324
         General and administrative                        3,359       2,454
         Provision for doubtful accounts                   1,148         750
         Loss on lease resolution                             --       1,367
         Interest expense                                  9,104       7,698
         Termination of management contract                   --      (1,031)
         Impairment of long-lived assets                  15,929          --
         Loss on interest rate swap agreement              1,690          --
                                                        --------    --------

               Total expenses                             37,414      17,824
                                                        --------    --------
Income (loss) before gain (loss) on sale of property,
         minority interests and extraordinary item       (18,641)      1,848
                                                        --------    --------

Gain (loss) on sale of property                               66        (340)
                                                        --------    --------

Income (loss) before minority interests
         and extraordinary item                          (18,575)      1,508
Minority interests                                        (1,004)     (1,099)
                                                        --------    --------
Net income (loss) before extraordinary item              (19,579)        409
Loss on early extinguishment of debt                        (340)         --
                                                        --------    --------
Net income (loss)                                        (19,919)        409
Dividends on preferred stock                              (1,776)     (1,776)
                                                        --------    --------
Net loss allocable to
         common stockholders                            $(21,695)   $ (1,367)
                                                        ========    ========

Basic and diluted net loss per share:
         Loss from continuing operations                $  (1.22)   $  (0.09)
         Extraordinary loss                                (0.02)         --
                                                        --------    --------
Net loss per share                                      $  (1.24)   $  (0.09)
                                                        ========    ========

Weighted average shares outstanding
         Basic and diluted                                17,532      15,388


            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                         THREE MONTHS ENDED MARCH 31,
                                              2001        2000
                                            --------    --------
Net income (loss)                           $(19,919)   $    409
Cumulative effect of change in accounting
   for derivative instrument                  (1,474)         --

Reclassification adjustment related to
derivative instrument                            737          --

Other comprehensive loss -
   unrealized loss on bond investments          (113)       (188)
                                            --------    --------
Comprehensive income (loss)                 $(20,769)   $    221
                                            ========    ========


                      See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                            ACCUMULATED
                                                                   ADDITIONAL    LOANS      DISTRIBUTIONS     OTHER
                                  PREFERRED STOCK   COMMON STOCK    PAID-IN       TO        IN EXCESS OF   COMPREHENSIVE
                                 SHARES PAR VALUE SHARES PAR VALUE  CAPITAL   SHAREHOLDERS    NET INCOME       LOSS        TOTAL
                                 ------ --------- ------ --------- ---------- ------------  -------------  -------------  --------
Balance at January 1, 2001        3,680 $      4  17,417 $      17 $  302,634 $       (300) $    (110,190) $      (1,840) $190,325
Net loss                                                                                          (19,919)                 (19,919)
Cumulative effect of change
   in accounting for
   derivative instrument                                                                                          (1,474)   (1,474)
Proceeds from sale
   of common stock                                   469         1      4,837                                                4,838
Other comprehensive loss -
   unrealized loss on
   bond investments                                                                                                 (113)     (113)
Reclassification adjustment
   related to derivative
   instrument                                                                                                        737       737
Distributions on common stock
   and distributions declared                                                                      (5,857)                  (5,857)
Distributions on preferred stock                                                                   (1,776)                  (1,776)
                                 ------ --------- ------ --------- ---------- ------------  -------------  -------------  --------
Balance at March 31, 2001         3,680 $       4 17,886 $      18 $  307,471 $       (300) $    (137,742) $      (2,690) $166,761
                                 ====== ========= ====== ========= ========== ============  =============  =============  ========


            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                            THREE MONTHS ENDED MARCH 31,
                                                            ---------------------------
                                                                 2001        2000
                                                               --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                              $(19,919)   $    409
Adjustments to reconcile net income (loss) to
         net cash from operating activities:
      Depreciation and amortization                               6,030       6,324
      Extraordinary loss on extinguishment of debt                  340          --
      Amortization of deferred financing costs                    2,032         349
      Impairment of long-lived assets                            15,929          --
      Write-off and increase in reserves on receivables           1,148         750
      Accretion of interest income                                 (168)       (137)
      Loss on interest rate swap agreement                        1,690          --
      Minority interests                                          1,004       1,099
      Loss (gain) on sale of property                               (66)        340
      Loss on sale of investments                                    --         816
      Termination of management contract                             --      (1,031)
      Decrease (increase) in rent and other receivables, net      1,065      (1,329)
      Decrease (increase) in prepaid expenses                       (48)         73
      Reduction in net investment in direct financing leases        224         380
      Decrease in accounts payable and accrued liabilities       (1,824)     (1,137)
      Decrease in unearned contingent rent                          (33)       (441)
                                                               --------    --------
                                                                 27,323       6,056
                                                               --------    --------
            Cash provided by operating activities                 7,404       6,465

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of property and equipment                1,754       2,321
      Purchase of property                                         (479)     (8,433)
      Purchase of machinery and equipment                            --        (315)
      Proceeds from sale of investments                              --         221
      Distributions received on investments                          22          88
      Decrease in restricted cash                                   668      12,788
      Reduction of mortgage loans receivable principal            1,553         842
      Increase in notes receivable                                 (494)     (3,607)
      Reduction of notes receivable principal                     2,004         921
                                                               --------    --------
            Cash provided by investing activities                 5,028       4,826


                             continued on next page

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (UNAUDITED)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ---------------------------
                                                                           2001         2000
                                                                        ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from line of credit                                      $      --    $  23,808
      Payments on line of credit                                         (119,035)      (6,600)
      Distributions to minority interest                                   (1,214)      (1,771)
      Cash distributions to stockholders/partners                          (5,857)      (7,153)
      Payment of preferred stock dividends                                 (1,776)      (1,776)
      Increase in accrued dividends payable                                    17           --
      Proceeds from sale of stock                                           4,838           --
      Payments on notes/mortgage payable                                  (56,667)     (12,507)
      Proceeds from notes/mortgage payable                                180,700           --
      Financing costs and other intangibles                                (4,422)        (304)
      Payments on capitalized lease obligations                                --           (1)
      Repurchase and retirement of stock                                       --         (375)
                                                                        ---------    ---------
            Cash flows used in financing activities                        (3,416)      (6,679)
                                                                        ---------    ---------

Increase in cash and cash equivalents                                       9,016        4,612
Cash and cash equivalents at beginning of period                            5,509        9,695
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $  14,525    $  14,307
                                                                        =========    =========

SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                   $   6,772    $   6,715
                                                                        =========    =========



NON-CASH INVESTING ACTIVITIES:
      Transfer of property from capitalized lease to property and       $     303    $      --
      equipment
      Unrealized loss on investments classified as available for sale         113          188
      Notes received on sale of property                                      878           --
      Net transfers from construction in progress to property               3,171       15,870
      Security deposit and note receivable transferred                        700           --

NON-CASH FINANCING ACTIVITIES:
      Decrease in common stock dividends accrued                        $      --    $     (15)
      Fair value of stock received in exchange for investments                 --           88
      Account receivable conversion to note                                   124           --


            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At March 31, 2001, the Company owned 99.26% of and controlled the OP. As of March 31, 2001, the Company owned 842 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2001, the consolidated results of its operations, comprehensive operations, stockholders' equity and cash flows for the three months ended March 31, 2001 and 2000.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable. Accordingly, the accompanying condensed consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income. For the three months ended March 31, 2001 and 2000, the Company has recorded rent expense of $1,023,000 and $1,022,000, respectively, as reductions to rent revenues.

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

As disclosed in the Company's Form 10-K for December 31, 2000, the Company revised its accounting for contingent rent on a prospective basis, effective May 21, 1998, to account for contingent rents in accordance with the initial consensus reached in the Financial Accounting Standards Board's Emerging Issues Task Force ("EITF") Issue No. 98-9, "Accounting for Contingent Rent in Interim Financial Periods." As the Company has already complied with the requirements of accounting for contingent rents, the Company believes it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which was effective October 1, 2000.

Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was effective for the Company January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash flow hedge, changes in fair value of the derivative will be recorded in other comprehensive income and will be recorded in the statement of operations when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The adoption of SFAS No. 133, as of January 1, 2001 resulted in the recognition of a liability of $1,474,000, with a cumulative effect adjustment to other comprehensive income of $1,474,000.

The Company had 17,886,156 and 17,416,672 shares of common stock outstanding as of March 31, 2001 and December 31, 2000, respectively.

2.       NET LOSS PER SHARE OF COMMON STOCK

                                           THREE MONTHS ENDED MARCH 31,
                                                2001       2000
                                                ----       ----
Net income (loss) before extraordinary item   $(19,579)   $    409

Dividends on preferred stock                    (1,776)     (1,776)
                                              --------    --------

Net loss from continuing operations
   allocable to common stockholders            (21,355)     (1,367)

Loss on early extinguishment of debt              (340)         --
                                              --------     -------
Net loss allocable to common stockholders     $(21,695)    $(1,367)
                                              ========     =======



Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share typically reflects the dilutive effect of stock options, contingent shares, OP units, OP units and shares on which the price is guaranteed ("Guaranteed Stock") and convertible preferred stock. The 6,274 stock options, 134,344 OP units, 153,436 Guaranteed Stock, and 3,679,938 shares of convertible preferred stock were anti-dilutive in the three months ended March 31, 2001. The 815,577 stock options, 825,000 contingent shares, 1,294,587 OP units, 163,168 Guaranteed Stock and 3,679,938 shares of convertible preferred stock were anti-dilutive in the three months ended March 31, 2000.

3.       PROPERTY

During the three months ended March 31, 2001, the Company completed the sale and disposal of seven properties for net cash proceeds of $1,754,000, net of closing costs, and $878,000 of notes. The Company transferred completed construction costs of approximately $3,171,000 on various properties from construction in progress to land, building and equipment during the three months ended March 31, 2001.

During the three months ended March 31, 2001, the Company acquired one building from a tenant who defaulted on a land-only lease. The building was recorded at the carrying value of the receivable due from the tenant which was less than the fair market value of the building.

During the three months ended March 31, 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on their monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company has classified these properties as Assets Held for Sale in the amount of $22,071,000, and an impairment charge of $7,743,000 was recorded to write these assets down to estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell. It is anticipated that the sale of these properties will be completed within one year. During the three months ended March 31, 2001 the Company recognized $400,000 of revenue and $663,000 of operating expenses related to these properties. In order to ensure the subtenants in these service stations receive fuel on a regular basis, in May 2001 the Company formed a subsidiary for the purpose of supplying the service stations with fuel.

Also during the first quarter of 2001, management analyzed service stations in Missouri, Illinois and Texas which were late paying rent and defaulting on certain lease terms for possible impairment. It was determined that 16 of these properties had carrying values in excess of fair value. The Company recorded an impairment charge of $7,567,000 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $619,000 were recorded from the revaluing of eight other assets to their estimated fair value.

4.       INVESTMENTS

The aggregate cost basis and net unrealized loss for investments classified as available for sale at March 31, 2001 were $4,199,000 and $1,953,000, respectively. The net unrealized loss is recorded as accumulated other comprehensive loss of which a loss of $113,000 was recorded during the three months ended March 31, 2001. In addition to these investments, the Company has other investments carried at a cost basis of approximately $577,000.

5.       LINES OF CREDIT, BRIDGE LOAN AND NOTES PAYABLE

In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The Indenture bears interest at the 30 - day LIBOR plus 225 basis points. The bridge loan will mature in six months, with one six month extension available. As part of the agreement, the Company agreed to engage Banc of America Securities, LLC to structure, execute and place a private placement securitization of the assets used to collaterize the bridge loan. The Company is currently evaluating various long-term debt alternatives, but anticipates that the final facility will have a term of not less than five years and will bear interest at a more favorable rate.

Simultaneously with the close of the Indenture, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180 -day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $2,000,000 of the facility may be used for letters of credit. Effective January 9, 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit. At March 31, 2001 the letter of credit for $1,775,000 was the only amount utilized under this facility.

The Company is in compliance with all covenants associated with its lines of credit and bridge loan as of March 31, 2001.

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled. Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000. Under the terms of the Waiver and Second Amendment to Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America. Additionally, because all of the required documentation and title policies could not be delivered on or before January 9, 2001, the Company entered into a Cash Collateral Agreement providing for the escrow of $3,000,000 in cash with State Street Bank to be delivered to the noteholders as a prepayment of principal and related make-whole payments in the event the Company did not deliver the required documentation by the agreed upon extended due date of March 24, 2001. The Company delivered all of the required documentation and title policies by the extended due date and the $3,000,000 escrow deposit was returned to the Company.

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

In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured term loan of $50,000,000. This credit facility was scheduled to mature in April 2002. On January 9, 2001, the Company paid the outstanding balance under this facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company wrote-off $340,000 worth of unamortized loan origination fees associated with this facility in January 2001.

Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net interest expense or income to be paid or received quarterly. This swap was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap was entered into to hedge the variable rate interest payments related to the Company's term loan with Credit Lyonnais. As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a six month bridge loan. The bridge loan bears interest at the 30-day LIBOR plus 225 basis points. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 will be reclassified to earnings over the period of the bridge loan. Such reclassification adjustment totaled $737,000 during the quarter. As the Company did not redesignate this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan, all changes in the fair value of the interest rate swap agreement subsequent to the Credit Lyonnais repayment will be recognized in earnings immediately. As of March 31, 2001, the fair value of the interest rate swap was a liability of $2,427,000 and is recorded as such in the accompanying condensed consolidated balance sheets. Also during the quarter ended March 31, 2001, the Company recorded a charge to operations in the amount of $953,000 relating to the change in fair market value of the interest rate swap.

In conjunction with the Merger between the Company and QSV on December 29, 2000, the Company assumed a note receivable from Mr. Stetson in the amount of $959,000 due on January 22, 2001 with an interest rate of 10.00% as well as a note payable to Mr. Darrel L. Rolph, who was then a Director of the Company for $959,000 due on January 22, 2001 with an interest rate of 10.00%. Both the note receivable and note payable were paid in full on the scheduled due date.

The Company is in compliance with all covenants associated with its debt and credit facilities as of March 31, 2001.

6.       RELATED PARTY TRANSACTIONS

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

On December 20, 2000, USRP/HCI Partnership 1, L.P., a subsidiary of the Company, ("HJV") made an advance to the preferred interest holder in the amount of $700,000. Under the terms of the Advance Agreement dated December 1, 2000, the $700,000 advance bears interest at an annual interest rate of 9.0%. At March 31, 2001, the unpaid balance under this advance was $100,000.

In conjunction with the Merger between the Company and QSV, the Company assumed a note receivable from Mr. Stetson in the amount of $959,000 due on January 22, 2001 with an interest rate of 10.00% as well as a note payable to Mr. Darrel L. Rolph, who was then a Director of the Company, for $959,000 due on January 22, 2001 with an interest rate of 10.00%. Both the note receivable and note payable were paid in full on the scheduled due date.

In connection with their resignations, Messrs. Margolin, Rolph and Rolph entered into Noncompetition and Release Agreements with the Company pursuant to which each of them agreed not to (a) submit or cause the submission of any proposals or nominations of candidates for election as directors of the Company or (b) solicit proxies from any of the Company's stockholders, in each case prior to December 31, 2003. Additionally, Mr. Margolin agreed not to directly or indirectly own manage, control, participate in, invest in or provide consulting services to any entity or business organization that engages in or owns, invests in, manages or controls any venture engaged in the ownership, management, acquisition or development of restaurant, gasoline and convenience store properties similar to those of the Company and its affiliates for a one-year period ending March 9, 2002. As consideration under such agreement and in connection with the termination of Mr. Margolin's Employment Agreement with the Company, the Company paid Mr. Margolin $800,000 in severance compensation which was expensed during the quarter ended March 31, 2001. Similarly, each of the Rolphs agreed not to directly or indirectly compete with the Company, other than through the restaurant operations of the Rolphs in existence as of the initial closing of the Lone Star Transaction.

7.       STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

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

The Company and each of Messrs. Margolin, Rolph and Rolph entered into a Registration Rights Agreement, dated March 9, 2001, permitting the holders thereto to request a shelf registration on Form S-3 to be filed with the Securities and Exchange Commission ("SEC") by the Company. Additionally, as a component of the Lone Star Transaction, the Company and Lone Star entered into a Registration Rights Agreement, dated March 9, 2001, granting Lone Star the ability to request a shelf registration on Form S-3.

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

During the three months ended March 31, 2001, the Company declared dividends of $5,857,000 to its common stockholders and the minority interest OP unitholders and $1,776,000 to its preferred stockholders (or $0.4825 per quarter per share of preferred stock).

MINORITY INTERESTS

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, each OP unit represents a minority interest in the OP of the Company. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of common stock.

Each OP unit may be exchanged at any time by the holder thereof for one share of common stock of the Company. With each exchange of outstanding OP units for common stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. As of March 31, 2001 there were 134,344 OP units outstanding.

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

The OP units outstanding at March 31, 2001 and December 31, 2000 of 134,344 and the preferred partnership interests represent the minority interests of the Company.

Minority interest in the OP and the preferred partnership consists of the following at March 31, 2001 (in thousands):

Balance at January 1, 2001                                     $  54,733
Distributions paid and accrued in the period                      (1,214)
Income allocated to minority interest                              1,004
                                                               ---------
Balance at March 31, 2001                                      $  54,523
                                                               =========

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

Comparison of the three months ended March 31, 2001 to the three months ended March 31, 2000

Revenues, including income earned on direct financing leases, in the three months ended March 31, 2001 totaled $18,773,000, down 4.6% from the $19,672,000 recorded for the three months ended March 31, 2000. The decrease in revenues is primarily due to sales of properties during 2000, offset by development properties being completed and leased. For the three months ended March 31, 2001, approximately 6.7% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 8.3% for the three months ended March 31, 2000. Also included in revenues is interest income relating to notes and mortgage receivables from tenants and related parties. Interest income was $1,346,000 for the three months ended March 31, 2001, compared with $1,418,000 for the three months ended March 31, 2000.

Rent expense, associated with ground leases paid by the Company, for the three months ended March 31, 2001 totaled $154,000, a decrease of 41.2% when compared to the three months ended March 31, 2000. This decrease is primarily due to property dispositions and non-renewal of ground leases. Depreciation and amortization expenses in the three months ended March 31, 2001 totaled $6,030,000, down 4.7% from the $6,324,000 for the three months ended March 31, 2000. The decrease in depreciation and amortization expense relates to the properties sold in 2000, partially offset by the depreciation and amortization expense related to the development projects completed.

General and administrative expenses for the three months ended March 31, 2001 totaled $3,359,000, an increase of 36.9% when compared to the three months ended March 31, 2000. This increase is primarily due to an $813,000 severance package to Fred Margolin, the Company's former CEO, $211,000 of costs associated with the conversion of the Company's property management/accounting software system, $247,000 of costs associated with alternative financing for the Company and legal costs associated with tenant litigation matters, partially offset by reduced payroll and related costs associated with a decrease in the Company's infrastructure.

Provisions for doubtful accounts for the three months ended March 31, 2001 totaled $1,148,000 compared to $750,000 for the three months ended March 31, 2000. Provisions during the three months ended March 31, 2001 included $434,000 associated with notes receivable, $216,000 associated with straight-line rent, and $498,000 associated with accounts receivable.

Interest expense for the three months ended March 31, 2001 totaled $9,104,000, an increase of 18.3% when compared to the three months ended March 31, 2000. This increase is primarily due to the amortization of approximately $1,700,000 of initial costs of collateralizing the $175,000,000 bridge loan provided by Bank of America on January 9, 2001.

As of December 29, 2000, all of the 825,000 contingent shares of Common Stock relating to the termination of the management contract with QSV had been earned and issued. As the liability has been settled in full, no amounts were recorded in the three months ended March 31, 2001. For the three months ended March 31, 2000, a non-cash accounting credit of $1,031,000 was recorded. This credit represented the increase in market value of a share of common stock at March 31, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent OP units.

During the three months ended March 31, 2001, the Company recorded an asset impairment charge of $15,929,000. During the three months ended March 31, 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company has classified these properties as Assets Held for Sale, and an impairment charge of $7,743,000 was recorded to write these assets down to their estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell. Also during this period, management analyzed service stations in Missouri, Illinois and Texas which were late paying rent and defaulting on certain lease terms for possible impairment. It was determined that 16 of these properties had carrying values in excess of fair value. The Company recorded an impairment charge of $7,567,000 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $619,000 were recorded from the revaluing of eight other assets to their estimated fair value.

Loss on an interest rate swap agreement for the three months ended March 31, 2001 totaled $1,690,000. The adoption of SFAS No. 133, as of January 1, 2001 resulted in the recognition of a liability of $1,474,000, with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap agreement was entered into in 2000 to hedge the variable rate interest payments related to the Company's previous term loan with Credit Lyonnais. During January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a six month bridge loan. The bridge loan bears interest at the 30-day LIBOR plus 225 basis points. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 will be reclassified to earnings over the period of the bridge loan. As the Company did not redesignate this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan, all changes in the fair value of the interest rate swap agreement subsequent to the Credit Lyonnais repayment will be recognized in earnings immediately. Of the $1,690,000 recorded, $737,000 represents reclassification of the January 1, 2001 adjustment from other comprehensive income and $953,000 represents the change in the fair value of the interest rate swap.

The gain on sale of properties of $66,000 for the three months ended March 31, 2001 relates to the sale of seven properties for cash of $1,754,000, net of closing costs and notes of $878,000. The loss on sale of properties of $340,000 for the three months ended March 31, 2000 relates to the sale of one property for cash of $2,321,000 net of closing costs and the non-renewal of ground leases.

Minority interest in net income was $1,004,000 for the three months ended March 31, 2001 compared to $1,099,000 for the three months ended March 31, 2000. For both the three months ended March 31, 2001 and 2000, the amounts relate primarily to the Company's minority interest in HJV which was formed in October 1999.

Loss on early extinguishment of debt was $340,000 for the three months ended March 31, 2001. On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company wrote-off $340,000 worth of unamortized loan origination fees associated with this facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating and dividend payment needs is used to reduce amounts outstanding under the Company's credit agreements. As of March 31, 2001, the Company has no letters of intent for acquisitions. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the pertinent property. Thus, the Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $680,000 during the remainder of the year ending December 31, 2001 to renovate and remodel currently owned properties. As of March 31, 2001, the Company had seven properties in various stages of development and had commitments of approximately $1,761,000 representing construction contract costs not yet incurred.

During the three months ended March 31, 2001, the Company declared dividends of $5,857,000 to its common stockholders and the minority interest OP unitholders and $1,776,000 to its preferred stockholders (or $0.4825 per quarter per share of preferred stock).

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

Simultaneously with the close of the Indenture, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90, or 180 -day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $2,000,000 of the facility may be used for letters of credit. Effective January 9, 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit.

The Company is in compliance with all covenants associated with its notes payable, lines of credit and bridge loan as of March 31, 2001.

On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000. The Lone Star transaction will involve two or more closings: an initial closing, on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; and one or more subsequent closings, to occur on or before September 5, 2001, at which up to an additional 1,408,451 shares will be purchased.

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

FUNDS FROM OPERATIONS (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") in their National Policy Bulletin dated November 8, 1999, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, gains (or losses) from sales of property, impairment of long-lived assets, extraordinary items and income/loss allocable to minority interest holders. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company's financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table sets forth, for the three months ended March 31, 2001 and 2000, the calculation of funds from operations.

                                              Three Months Ended
                                                 March 31,
                                            --------------------
                                              2001        2000
                                            --------    --------
(in thousands)
Net loss allocable to common stockholders   $(21,695)   $ (1,367)

Depreciation and amortization                  5,999       6,288
Loss (gain) on sale of property                  (66)        340
Impairment of long-lived assets               15,929          --
Extraordinary loss                               340          --
Income allocable to minority interest           (165)        (70)
                                            --------    --------
Funds from operations                       $    342    $  5,191
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

RISKS ASSOCIATED WITH FORWARD-LOOKING STATEMENTS INCLUDED IN THIS FORM 10-Q

Certain statements contained in this Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words "believe," "may," "will," "estimate," "continue," "anticipate," "intend," "expect" and similar expressions, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the company's actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the company's expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained in the Company's filings with the Securities and Exchange Commission, including, but not limited to, the disclosures under the heading "Risk Factors" in "Item 1. Business" of the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 2, 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices, except as noted below. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facility. At March 31, 2001 there was $175,000,000 of variable rate debt outstanding on this facility. The facility bears interest at the 30 day LIBOR plus 225 basis points. Based on the $175,000,000 of variable rate debt outstanding at March 31, 2001, a 10% increase or decrease would result in an increase or decrease in interest charges relating to these facilities of approximately $1,270,000 for a full year.

The Company has entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000. The Company will pay a fixed rate of 7.05% and receive a variable rate based upon LIBOR under this swap agreement. At March
31, 2001 the fair market value of this interest rate swap was $2,427,000.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star Fund providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000. The Lone Star transaction will involve two or more closings: an initial closing, on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; and one or more subsequent closings, to occur on or before September 5, 2001, at which up to an additional 1,408,451 shares will be purchased.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

1)       Exhibit 10.1 - January 9, 2001 Indenture Agreement - $175,000,000
2)       Exhibit 10.2 - Schedule of $175,000,000 Triple Net Lease Mortgage Notes
3)       Exhibit 10.3 - January 9, 2001 Contribution Agreement - $175,000,000
4)       Exhibit 10.4 - Environmental Indemnity Agreement
5)       Exhibit 10.5 - Bank of America Note Purchase Agreement
6)       Exhibit 10.6 - Property Management Agreement
7)       Exhibit 10.7 - $175,000,000 Guaranty Agreement
8)       Exhibit 11.1 - Earnings per Share Computation
9)       Exhibit 12.1 - Ratio of Earnings to Combined Fixed Charges and
                        Preferred Stock Dividends

b)       Reports of Form 8-K

         The following reports on Form 8-K were filed during the first quarter of 2001:

                  1) Current Report on Form 8-K filed was file on March 30, 2001 describing the Lone Star transaction and other events.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        U.S. Restaurant Properties, Inc.



Dated:  May 15, 2001      By:   /s/ David West
                              -------------------------------------------
                                    David West
                                    Chairman of the Board of Directors,
                                    Interim Chief Executive Officer and
                                    Director
                                    (Principal Executive Officer)
                                    (Principal Financial Officer)

                                INDEX TO EXHIBITS


                  EXHIBIT
                  NUMBER                DESCRIPTION
                  --------              -----------

                     10.1             January 9, 2001 Indenture Agreement -
                                      $175,000,000

                     10.2             Schedule of $175,000,000 Triple Net Lease
                                      Mortgage Notes

                     10.3             January 9, 2001 Contribution Agreement -
                                      $175,000,000

                     10.4             Environmental Indemnity Agreement

                     10.5             Bank of America Note Purchase Agreement

                     10.6             Property Management Agreement

                     10.7             $175,000,000 Guaranty Agreement

                     11.1             Earnings per Share Computation

                     12.1 Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends