Form 10-Q
period 2001-06-30
U S RESTAURANT PROPERTIES INC
filed 2001-08-14
CIK 1032462

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

                  For the quarterly period ended June 30, 2001

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

As of August 10, 2001, U.S. Restaurant Properties, Inc. had 17,922,156 shares of common stock, $.001 par value per share, outstanding.

================================================================================

                        U.S. RESTAURANT PROPERTIES, INC.


PART I.           FINANCIAL INFORMATION


         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2001
                           (Unaudited) and December 31, 2000....................................3

                  Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2001 and 2000 (Unaudited)......................5

                  Condensed Consolidated Statements of Other Comprehensive Operations
                           for the three and six months ended June 30, 2001 and
                           2000 (Unaudited).....................................................6

                  Condensed Consolidated Statement of Stockholders' Equity for the
                           six months ended June 30, 2001 (Unaudited)...........................7

                  Condensed Consolidated Statements of Cash Flows for the six
                           months ended June 30, 2001 and 2000 (Unaudited)......................8

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

         Item 3.  Defaults upon Senior Securities..............................................24

         Item 4.  Submission of Matters to a Vote of Security Holders..........................24

         Item 5.  Other Information............................................................24

         Item 6.  Exhibits and Reports on Form 8-K.............................................24

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                      JUNE 30,        DECEMBER 31,
                                                                                    ------------      ------------
                                                                                       2001              2000
                                                                                    ------------      ------------
                                                                                    (UNAUDITED)
            ASSETS

REAL ESTATE
       Property, net
              Land                                                                  $    187,272      $    203,164
              Building and leasehold improvements                                        369,125           397,080
              Machinery and equipment                                                     10,545            13,602
                                                                                    ------------      ------------
                                                                                         566,942           613,846
              Less:  accumulated depreciation                                            (75,018)          (68,166)
                                                                                    ------------      ------------
                                                                                         491,924           545,680
       Assets held for sale                                                               22,094                --
       Construction in progress                                                            1,234             8,535
       Cash and cash equivalents                                                          15,544             5,509
       Restricted cash and marketable securities                                              86               742
       Rent and other receivables, net
              (includes $4,381 and $4,349 allowance for doubtful accounts
              at June 30, 2001 and December 31, 2000, respectively)                       12,490            14,575
       Prepaid expenses and other assets                                                   3,024             3,001
       Investments                                                                         3,231             2,791
       Notes receivable, net
              (includes $596 and $2,167 due from related parties and $5,691 and
              $4,565 allowance for doubtful accounts at June 30, 2001 and
              December 31, 2000, respectively)                                             8,103            11,837
       Mortgage loans receivable                                                          20,510            22,620
       Net investment in direct financing leases                                           1,766             2,754
       Intangibles, net                                                                    6,577             6,979
                                                                                    ------------      ------------
                                                                                         586,583           625,023
RETAIL
       Cash and cash equivalents                                                             537                --
       Rent and other receivables, net                                                       226                --
       Inventories                                                                           279                --
                                                                                    ------------      ------------
                                                                                           1,042                --
                                                                                    ------------      ------------
         TOTAL ASSETS                                                               $    587,625      $    625,023
                                                                                    ============      ============



                             continued on next page
                 See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                                     JUNE 30,        DECEMBER 31,
                                                                                   ------------      ------------
                                                                                       2001             2000
                                                                                   ------------      ------------
                                                                                   (UNAUDITED)
                       LIABILITIES AND STOCKHOLDERS' EQUITY

REAL ESTATE
       Accounts payable and accrued liabilities                                    $     14,371      $     18,057
       Accrued dividends and distributions                                                3,724             3,706
       Unearned contingent rent                                                             808             1,083
       Deferred gain on sale of property                                                    443               423
       Line of credit                                                                        --           119,036
       Interest rate swap agreement at fair value                                         2,359                --
       Notes payable
              (includes $959 due to related parties at December 31, 2000)               347,756           236,637
       Mortgage note payable                                                                992             1,007
       Capitalized lease obligation                                                          16                16
                                                                                   ------------      ------------
                                                                                        370,469           379,965
RETAIL
       Accounts payable and accrued liabilities                                             851                --
                                                                                   ------------      ------------
            TOTAL LIABILITIES                                                           371,320           379,965

       COMMITMENTS AND CONTINGENCIES

       MINORITY INTEREST                                                                 54,481            54,733

       STOCKHOLDERS' EQUITY

       Preferred stock, $.001 par value per share; 50,000 shares authorized,
              Series A - 3,680 shares issued and outstanding at June 30, 2001
              and December 31, 2000 (aggregate liquidation value of $92,000)                  4                 4
       Common stock, $.001 par value per share; 100,000 shares authorized,
              17,886 and 17,417 shares issued and outstanding at June 30, 2001
              and December 31, 2000, respectively                                            18                17
       Additional paid-in capital                                                       307,471           302,634
       Excess stock, $.001 par value per share
              15,000 shares authorized, no shares issued                                     --                --
       Accumulated other comprehensive loss                                              (1,795)           (1,840)
       Loans to stockholders for common stock                                              (300)             (300)
       Distributions in excess of net income                                           (143,574)         (110,190)
                                                                                   ------------      ------------
            TOTAL STOCKHOLDERS' EQUITY                                                  161,824           190,325
                                                                                   ------------      ------------
                    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $    587,625      $    625,023
                                                                                   ============      ============

                 See Notes to Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                          2001           2000            2001          2000
                                                       -----------    -----------    -----------    -----------
REAL ESTATE
     Revenues:
           Rental income                               $    17,711    $    20,458    $    35,043    $    38,529
           Interest income                                   1,335          1,205          2,681          2,623
           Amortization of unearned income
               on direct financing leases                       82            154            177            337
                                                       -----------    -----------    -----------    -----------
                Total revenues                              19,128         21,817         37,901         41,489
     Expenses:
           Rent                                                182            447            336            709
           Depreciation and amortization                     5,832          6,676         11,862         13,000
           General and administrative                        2,225          2,941          5,584          5,395
           Provision for doubtful accounts                    (198)         5,420            950          6,170
           Loss on lease resolution                             --             --             --          1,367
           Interest expense                                  6,568          7,515         13,541         14,901
           Amortization of loan origination fees             2,099            336          4,102            648
           Derivative costs                                    407             --            535             --
           Termination of management contract                   --         (3,391)            --         (4,422)
           Impairment of long-lived assets                     120          3,372         16,049          3,372
           Fair value adjustment for interest rate
              swap                                             669             --          2,359             --
                                                       -----------    -----------    -----------    -----------

                Total expenses
                                                            17,904         23,316         55,318         41,140
                                                       -----------    -----------    -----------    -----------
     Income (loss) before retail operations, gain
           on sale of property, minority
           interests and extraordinary item                  1,224         (1,499)       (17,417)           349

RETAIL
           Operating revenue                                 1,986             --          1,986             --
           Cost of sales                                     1,795             --          1,795             --
                                                       -----------    -----------    -----------    -----------
           Income from retail operations                       191             --            191             --
                                                       -----------    -----------    -----------    -----------

     Income (loss) before gain on sale of property,
           minority interests and extraordinary item         1,415         (1,499)       (17,226)           349
           Gain on sale of property                          1,542          1,011          1,608            671
                                                       -----------    -----------    -----------    -----------
     Income (loss) before minority interests
           and extraordinary item                            2,957           (488)       (15,618)         1,020
     Minority interests                                     (1,170)          (911)        (2,174)        (2,010)
                                                       -----------    -----------    -----------    -----------
     Net income (loss) before extraordinary item             1,787         (1,399)       (17,792)          (990)
           Loss on early extinguishment of debt                 --             --           (340)            --
                                                       -----------    -----------    -----------    -----------
     Net income (loss)                                       1,787         (1,399)       (18,132)          (990)
     Dividends on preferred stock                           (1,775)        (1,775)        (3,551)        (3,551)
                                                       -----------    -----------    -----------    -----------
     Net income (loss) allocable to
           common stockholders                         $        12    $    (3,174)   $   (21,683)   $    (4,541)
                                                       ===========    ===========    ===========    ===========

     Basic and diluted net income (loss) per share:
     Income (loss) from continuing operations          $      0.00    $     (0.21)   $     (1.20)   $     (0.30)
     Extraordinary loss                                         --             --          (0.02)            --
                                                       -----------    -----------    -----------    -----------
     Net income (loss) per share                       $      0.00    $     (0.21)   $     (1.22)   $     (0.30)
                                                       ===========    ===========    ===========    ===========

     Weighted average shares outstanding
           Basic                                            17,886         15,373         17,711         15,381
           Diluted                                          18,137         15,373         17,711         15,381

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)



                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           2001          2000          2001           2000
                                      ------------   -----------    -----------    -----------

Net income (loss)                      $     1,787   $    (1,399)   $   (18,132)   $      (990)
Cumulative effect of change in
accounting for derivative instrument            --            --         (1,474)            --
Reclassification adjustment                    737            --          1,474             --
Other comprehensive income -
unrealized loss on investments                 158           446             45            258
                                       -----------   -----------    -----------    -----------
Comprehensive income (loss)            $     2,682   $      (953)   $   (18,087)   $      (732)
                                       ===========   ===========    ===========    ===========

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                                              ACCUMULATED
                                                                       ADDITIONAL    LOANS     DISTRIBUTIONS    OTHER
                                   PREFERRED STOCK    COMMON STOCK      PAID-IN       TO        IN EXCESS OF COMPREHENSIVE
                                  SHARES  PAR VALUE SHARES  PAR VALUE   CAPITAL   SHAREHOLDERS   NET INCOME   GAIN (LOSS)   TOTAL
                                  ------  --------- ------  ---------  ---------  ------------  -----------  ------------ ---------


Balance at January 1, 2001         3,680  $       4 17,417  $      17  $ 302,634   $    (300)   $(110,190)   $  (1,840)   $ 190,325
Net loss                                                                                          (18,132)                  (18,132)
Cumulative effect of change in
   accounting for derivative
   instrument                                                                                                   (1,474)      (1,474)
Reclassification adjustment                                                                                      1,474        1,474
Proceeds from sale
   of common stock                                     469          1      4,837                                              4,838
Other comprehensive gain -
   unrealized gain on investments                                                                                   45           45
Distributions on common stock
   and distributions declared                                                                     (11,701)                  (11,701)
Distributions on preferred stock                                                                   (3,551)                   (3,551)
                                  ------  --------- ------  ---------  ---------   ---------    ---------    ---------    ---------
Balance at June 30, 2001           3,680  $       4 17,886  $      18  $ 307,471   $    (300)   $(143,574)   $  (1,795)   $ 161,824
                                  ======  ========= ======  =========  =========   =========    =========    =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                    SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------
                                                                     2001              2000
                                                                 ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                         $    (18,132)     $       (990)
Adjustments to reconcile net loss to
         net cash from operating activities:
      Depreciation and amortization                                    11,862            13,000
      Extraordinary loss on extinguishment of debt                        340                --
      Amortization of deferred financing costs and discounts            4,155               544
      Impairment of long-lived assets                                  16,049             3,372
      Abandoned deal costs                                                 --               119
      Provision for doubtful accounts                                     950             6,170
      Accretion of interest income                                       (409)             (253)
      Loss on interest rate swap agreement                              2,359                --
      Minority interests                                                2,174             2,010
      Gain on sale of property                                         (1,608)             (671)
      Loss on sale of investments                                          --               816
      Termination of management contract                                   --            (4,422)
      Decrease (increase) in rent and other receivables, net            1,196            (3,858)
      Increase in prepaid expenses                                        (23)             (130)
      Increase in inventories                                            (279)               --
      Decrease in net investment in direct financing leases               426             1,590
      Decrease in accounts payable and accrued liabilities             (2,136)           (1,325)
      Increase (decrease) in unearned contingent rent                    (275)               80
                                                                 ------------      ------------
                                                                       34,781            17,042
                                                                 ------------      ------------
            Cash provided by operating activities                      16,649            16,052

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of property and equipment                     14,493             9,443
      Purchase of property                                             (1,686)          (11,881)
      Purchase of machinery and equipment                                  --              (176)
      Purchase of investments                                              (8)               --
      Proceeds from sale of investments                                    --               259
      Distributions received on investments                                22               111
      Decrease (increase) in restricted cash                              (44)           10,870
      Reduction of mortgage loans receivable principal                  2,149             1,115
      Increase in mortgage loans and notes receivable                    (918)           (4,466)
      Reduction of notes receivable principal                           5,234             1,644
                                                                 ------------      ------------
            Cash provided by investing activities                      19,242             6,919

                             continued on next page
            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          ------------------------------
                                                                              2001                 2000
                                                                          ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from line of credit                                        $         --      $     32,294
      Payments on line of credit                                              (119,036)          (29,229)
      Distributions to minority interest                                        (2,426)           (2,939)
      Cash distributions to stockholders/partners                              (11,701)           (7,156)
      Payment of preferred stock dividends                                      (3,551)           (1,776)
      Increase (decrease) in accrued dividends payable                              18            (9,619)
      Proceeds from sale of stock                                                4,838                --
      Payments on notes/mortgage payable                                       (69,677)          (12,514)
      Proceeds on notes/mortgage payable                                       180,700                --
      Financing costs and other intangibles                                     (4,484)             (304)
      Payments on capitalized lease obligations                                     --                (1)
      Repurchase and retirement of stock                                            --              (375)
                                                                          ------------      ------------
            Cash flows used in financing activities                            (25,319)          (31,619)
                                                                          ------------      ------------
Increase (decrease) in cash and cash equivalents                                10,572            (8,648)
Cash and cash equivalents at beginning of period                                 5,509             9,695
                                                                          ------------      ------------
Cash and cash equivalents at end of period                                $     16,081      $      1,047
                                                                          ============      ============

SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                     $     14,725      $     14,944
                                                                          ============      ============


NON-CASH INVESTING ACTIVITIES:
      Transfer of property from capitalized lease to property and
      equipment                                                           $        562      $         --
      Unrealized loss on investments classified as available for sale               45               258
      Notes received on sale of property                                           878             1,657
      Net transfers from construction in progress to property                    7,855            26,118
      Security deposit and note receivable transferred                             700                --

NON-CASH FINANCING ACTIVITIES:
      Decrease in common stock dividends accrued                          $         --      $        (15)
      Fair value of stock received in exchange for investments                      --                88
      Account receivable conversion to note                                        124                --

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At June 30, 2001, the Company owned 99.26% of and controlled the OP. As of June 30, 2001, the Company owned 828 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission ("SEC"). The results of operations for the three and six months ended June 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2001, the consolidated results of its operations, comprehensive operations, stockholders' equity and cash flows for the three and six months ended June 30, 2001 and 2000.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground lease rents where applicable. Accordingly, the accompanying condensed consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground lease rent expense where the tenant is responsible for the ground lease rents have been recorded as a reduction to rent revenues with no impact on net income. For the three and six months ended June 30, 2001 and 2000, the Company has recorded rent expense of $1,023,000 and $1,999,000 in 2001, respectively, and $1,013,000 and $2,035,000 in 2000, respectively, as reductions to rent revenues.

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

SFAS No. 141, "Business Combinations" is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets" is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has not yet determined the effect adopting SFAS No. 142 will have on its financial statements.

The Company had 17,886,156 and 17,416,672 shares of common stock outstanding as of June 30, 2001 and December 31, 2000, respectively.

2.       NET INCOME (LOSS) PER SHARE OF COMMON STOCK

A reconciliation of net income (loss) per share and the weighted average shares outstanding for calculating basic and diluted net income (loss) per share for the periods ended June 30, 2001 and 2000 is as follows:


                                                       THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                             JUNE 30,                          JUNE 30,
(In thousands, except per share amounts)              2001              2000            2001              2000
                                                   -----------      -----------      -----------      -----------
Net income (loss) before extraordinary item        $     1,787      $    (1,399)     $   (17,792)     $      (990)
Dividends on preferred stock (a)                        (1,775)          (1,775)          (3,551)          (3,551)
                                                   -----------      -----------      -----------      -----------
Net income (loss) from continuing operations
   allocable to common stockholders                         12           (3,174)         (21,343)          (4,541)

Loss on early extinguishment of debt                        --               --             (340)              --
                                                   -----------      -----------      -----------      -----------
Net income (loss) per share
   allocable to common stockholders                $        12      $    (3,174)     $   (21,683)     $    (4,541)
                                                   ===========      ===========      ===========      ===========

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations           $      0.00      $     (0.21)     $     (1.20)     $     (0.30)
Extraordinary loss                                          --               --            (0.02)              --
                                                   -----------      -----------      -----------      -----------
Net income (loss) per share                        $      0.00      $     (0.21)     $     (1.22)     $     (0.30)
                                                   ===========      ===========      ===========      ===========

Weighted average shares outstanding (b):
Basic                                                   17,886           15,373           17,711           15,381
   Dilutive effect of outstanding options                   39               --               --               --
   Dilutive effect of OP units                             134               --               --               --
   Dilutive effect of guaranteed stock                      78               --               --               --
                                                   -----------      -----------      -----------      -----------
Diluted                                                 18,137           15,373           17,711           15,381
                                                   ===========      ===========      ===========      ===========

Antidilutive securities:
Stock options                                               53              816              418              816
Contingent shares                                           --              825               --              825
OP units                                                    --            1,295              134            1,295
Guaranteed stock                                            --              146              134              146
Convertible preferred stock                              3,680            3,680            3,680            3,680


(a) Dividends on preferred stock were not declared in the second quarter of 2000. On July 14, 2000, the Company declared the quarterly preferred dividend of $.4825 per share of preferred stock payable on September 15, 2000 to shareholders of record on September 1, 2000.

(b) Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted income
         (loss) per share typically reflects the dilutive effect of stock options, contingent shares, OP units, OP units and shares on which the price is guaranteed and convertible preferred stock.

3.       PROPERTY

During the six months ended June 30, 2001, the Company completed the sale and disposal of 22 properties for net cash proceeds of $14,493,000, net of closing costs, and $878,000 of notes. During the six months ended June 30, 2001, the Company transferred $7,855,000 of construction costs and costs associated with land, on which no further development work is intended to be performed, from construction in progress to land, building and equipment.

During the three months ended March 31, 2001, the Company acquired one building from a tenant who defaulted on a land-only lease. The building was recorded at the carrying value of the receivable due from the tenant which was less than the fair market value of the building.

During the three months ended March 31, 2001, BC Oil Ventures LLC, the tenant leasing the Company's service stations and fuel terminal in Hawaii, defaulted on their monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company has classified these properties as Assets Held for Sale in the amount of $22,094,000, and an impairment charge of $7,743,000 was recorded to write these assets down to estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell. It is anticipated that the sale of these properties will be completed within one year. During the six months ended June 30, 2001 the Company recognized $712,000 of revenue and $1,131,000 of operating expenses related to these properties. In order to ensure the subtenants in these service stations receive fuel on a regular basis, in May 2001 the Company formed a subsidiary, Fuel Supply Inc. ("FSI"), for the purpose of supplying the service stations with fuel. During the quarter ended June 30, 2001, FSI recognized $1,986,000 in revenues and income from operations of $191,000. Financial information on FSI has been segregated on the accompanying financial statements under the caption "Retail".

Also during the first quarter of 2001, management analyzed service stations in Missouri, Illinois and Texas which were late paying rent and defaulting on certain lease terms for possible impairment. It was determined that 16 of these properties had carrying values in excess of their fair value. The Company recorded an impairment charge of $7,567,000 to revalue these assets to their estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $739,000 for the six months ended June 30, 2001 were recorded in order to revalue ten other assets to their estimated fair value.

4.       INVESTMENTS

The aggregate cost basis and net unrealized loss for investments classified as available for sale at June 30, 2001 were $4,440,000 and $1,795,000, respectively. The net unrealized gain is recorded as accumulated other comprehensive gain (loss) of which a gain of $45,000 was recorded during the six months ended June 30, 2001. In addition to these investments, the Company has other investments carried at a cost basis of approximately $586,000.

5.       LINES OF CREDIT, BRIDGE LOAN AND NOTES PAYABLE

In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The Indenture bears interest at the 30 - day LIBOR plus 225 basis points. The initial term of the bridge loan matured in July 2001, and the Company entered into options to extend the facility through August 31, 2001. If required, the Company has the option to extend the facility through January 8, 2002. At June 30, 2001 there was $161,997,000 outstanding on the bridge facility.

The Company expects to complete and fund a private placement securitization for $180,000,000 on August 14 or 15, 2001. The Company will secure this facility with 273 properties having a net book value of $209,469,000. Proceeds from this placement will be used to pay-off the existing bridge facility and for general corporate purposes. The securitization will bear interest at the 30 - day LIBOR plus 100.6 basis points and will be due August 28, 2006. In conjunction with the securitization, the Company will enter into two derivative instruments; an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000 and an interest rate collar with a floor of 4.42% and a ceiling at 6.00% for four years on a notional amount of $80,000,000. These derivatives will effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year and lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006%
(6.0% plus 1.006%) for four years.

Simultaneously with the close of the Bank of America Indenture, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180 - day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $2,000,000 of the facility may be used for letters of credit. Effective January 9, 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit. At June 30, 2001, the letter of credit for $1,775,000 was the only amount utilized under this facility.

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled. Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000. Under the terms of the Waiver and Second Amendment to the Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America. Additionally, because all of the required documentation and title policies could not be delivered on or before January 9, 2001, the Company entered into a Cash Collateral Agreement providing for the escrow of $3,000,000 in cash with State Street Bank to be delivered to the noteholders as a prepayment of principal and related make-whole payments in the event the Company did not deliver the required documentation by the agreed upon extended due date of March 24, 2001. The Company delivered all of the required documentation and title policies by the extended due date and the $3,000,000 escrow deposit was returned to the Company.

On May 12, 1998, the Company issued $111,000,000 of seven year fixed rate senior unsecured notes payable in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of the Company's previous revolving credit agreement and for general corporate purposes. In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes payable. The fee paid to lock in the rate on these notes payable was approximately $424,000 and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the Bank of America Credit Agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these noteholders.

On November 13, 1998, the Company issued $47,500,000 in senior notes payable in a private placement. The notes bear interest at the rate of 8.22% per annum and are due August 1, 2003. The net proceeds were used to repay a portion of the Company's previous revolving credit agreement and for general corporate purposes. In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate of these notes payable. The fee paid to lock in the rate on these notes payable was approximately $406,000 and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the Bank of America Credit Agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these noteholders.

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

Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net interest expense or income to be paid or received quarterly. This swap was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap was entered into to hedge the variable rate interest payments related to the Company's term loan with Credit Lyonnais. As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a six month bridge loan. The bridge loan bears interest at the 30-day LIBOR plus 225 basis points. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 has been reclassified to earnings over the period of the bridge loan. Such reclassification adjustment totaled $1,474,000 during the six months ended June 30, 2001. As the Company did not redesignate this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan, all changes in the fair value of the interest rate swap agreement subsequent to the Credit Lyonnais repayment will be recognized in earnings immediately. As of June 30, 2001, the fair value of the interest rate swap was a liability of $2,359,000 and is recorded as such in the accompanying condensed consolidated balance sheets. Also during the six months ended June 30, 2001, the Company recorded a charge to operations in the amount of $885,000 relating to the change in fair market value of the interest rate swap.

The Company was in compliance with all covenants associated with its debt and credit facilities as of June 30, 2001.

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

Effective September 22, 2000, the Company and Mr. Stetson entered into an Amendment to the Settlement Agreement that provided for two changes to the original Settlement Agreement that were completed in October 2000. First, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of USRP common stock (calculated based on a value of $8.5625 per share). Second, the Company advanced Mr. Stetson $75,000 under a third promissory note to be used for the sole purpose of acquiring shares of the Company's common stock in the open market. Both notes bear interest at 7.0% per annum and provide for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006, and are secured by the restricted common stock and stock purchased with the note proceeds.

On December 20, 2000, USRP/HCI Partnership 1, L.P., a subsidiary of the Company, ("HJV") made an advance to the preferred interest holder in the amount of $700,000. Under the terms of the Advance Agreement dated December 1, 2000, the $700,000 advance bears interest at an annual interest rate of 9.0%. This advance was paid in full as scheduled in April 2001.

In conjunction with the merger between the Company and QSV, the Company assumed a note receivable from Mr. Stetson in the amount of $959,000 due on January 22, 2001 with an interest rate of 10.00%, as well as a note payable to Mr. Darrel L. Rolph, who was then a Director of the Company, for $959,000 due on January 22, 2001 with an interest rate of 10.00%. Both the note receivable and note payable were paid in full on their scheduled due dates.

In connection with their resignations, Messrs. Margolin, Rolph and Rolph entered into Noncompetition and Release Agreements with the Company pursuant to which each of them agreed not to (a) submit or cause the submission of any proposals or nominations of candidates for election as directors of the Company or (b) solicit proxies from any of the Company's stockholders, in each case prior to December 31, 2003. Additionally, Mr. Margolin agreed not to directly or indirectly own, manage, control, participate in, invest in or provide consulting services to any entity or business organization that engages in or owns, invests in, manages or controls any venture engaged in the ownership, management, acquisition or development of restaurant, gasoline and convenience store properties similar to those of the Company and its affiliates for a one-year period ending March 9, 2002. As consideration under such agreement and in connection with the termination of Mr. Margolin's Employment Agreement with the Company, the Company paid Mr. Margolin $800,000 in severance compensation which was expensed during the quarter ended March 31, 2001. Similarly, each of the Rolphs agreed not to directly or indirectly compete with the Company, other than through the restaurant operations of the Rolphs in existence as of the initial closing of the Lone Star Transaction (as defined below).

7.       STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star Fund III (U.S.), L.P. ("Lone Star") providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000 (the "Lone Star Transaction"). The Lone Star Transaction will involve two or more closings: an initial closing, that occurred on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; and one or more subsequent closings, to occur on or before September 5, 2001, at which up to an additional 1,408,451 shares will be purchased. After completion of the entire Lone Star Transaction and including Lone Star's purchase of 1,856,330 shares from Fred H. Margolin, Darrel L. Rolph, David K. Rolph and their affiliates, Lone Star will be a beneficial owner of approximately 19.33% of the Company's outstanding common stock.

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

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

During the six months ended June 30, 2001, the Company declared dividends of $11,701,000 to its common stockholders and $3,551,000 to its preferred stockholders (or $0.4825 per quarter per share of preferred stock).

MINORITY INTERESTS

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, each OP unit represents a minority interest in the OP of the Company. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of common stock. Each OP unit may be exchanged at any time by the holder thereof for one share of common stock of the Company. With each exchange of outstanding OP units for common stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. As of June 30, 2001 there were 134,344 OP units outstanding.

During 1999, the Company issued $55,000,000 of 8.5% preferred limited partnership interests in HJV to a third party for net proceeds of $52,793,000. Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000 payable monthly from the cash flows of HJV. Income is allocated to the preferred interest holder equal to the amount of their distribution. The Company may be required from time to time to exchange properties that do not meet specified criteria as defined in the HJV partnership agreement.

The 134,344 OP units outstanding at June 30, 2001 and December 31, 2000 and the preferred partnership interests represent the only minority interests in subsidiaries of the Company.

Minority interest in the OP and the preferred limited partnership consist of the following at June 30, 2001 (in thousands):


Balance at January 1, 2001                       $     54,733
Distributions paid and accrued in the period           (2,426)
Income allocated to minority interest                   2,174
                                                 ------------
Balance at June 30, 2001                         $     54,481
                                                 ============

8.       SEGMENT INFORMATION

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" (SFAS No. 131), establishes standards for reporting information about a company's operating segments. Effective April 2001, with the formation of Fuel Supply Inc. and the commencement of retail operations, the Company now has two operating segments, real estate and retail. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

Real Estate. Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its revenues primarily from rental income received on its 828 restaurant and service station properties located throughout 48 states.

Retail. Commencing in April 2001, the Company formed Fuel Supply Inc., which began retail sales to ten service stations located in Hawaii. Revenues from this segment are generated from the gasoline sales at these ten service stations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company derives its revenue primarily from the leasing of its properties (primarily restaurants) to operators on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground lease rents where applicable. Approximately 50% of the Company's leases provide for a base rent plus a percentage of the sales in excess of a threshold amount. As a result, portions of the Company's revenues are a function of the number of properties in operation and their level of sales. Sales at individual properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

Comparison of the three months ended June 30, 2001 to the three months ended June 30, 2000

Total revenues, including interest income, income earned on direct financing leases, and income from retail operations, in the three months ended June 30, 2001 totaled $21,114,000, down 3.2% from the $21,817,000 recorded for the three months ended June 30, 2000. The 13.4% decrease in rental revenues from $20,458,000 in 2000 to $17,711,000 in 2001 is primarily due to decreases in the number of properties owned during 2001 as compared to the same period in 2000. For the three months ended June 30, 2001, approximately 8% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 7% for the three months ended June 30, 2000. The increase of 10.8% in interest income from $1,205,000 in 2000 to $1,335,000 in 2001 is primarily due to short-term investment of excess cash, partially offset by reduced amounts of notes and mortgages receivable.

Retail operations commenced in April 2001. Retail income, which is comprised of revenue from operating activities, was $1,986,000 in the three months ended June 30, 2001. Cost of sales associated with this revenue totaled $1,795,000 in the three months ended June 30, 2001.

Rent expense for the three months ended June 30, 2001 totaled $182,000, a decrease of 59.3% when compared to the three months ended June 30, 2000. Depreciation and amortization expenses in the three months ended June 30, 2001 totaled $5,832,000, a decrease of 12.6% when compared to the three months ended June 30, 2000. These decreases relate directly to the decrease in the number of properties owned during 2001 as compared to the same period in 2000.

General and administrative expenses for the three months ended June 30, 2001 totaled $2,225,000, a decrease of 24.4% when compared to the three months ended June 30, 2000. This decrease is primarily due to decreased legal costs associated with tenant litigation matters and reduced infrastructure costs as a result of the decrease in the number of properties managed. During the three months ended June 30, 2001 the Company made a provision of $350,000 for severance related to the departure of the Company's former Chief Financial Officer and $230,000 for costs associated with hiring the Company's new Chief Operating Officer/Chief Financial Officer.

Provisions for doubtful accounts for the three months ended June 30, 2001 totaled $(198,000) compared to $5,420,000 for the three months ended June 30, 2000. During the three months ended June 30, 2001, the Company's increased collection efforts resulted in the collection of several accounts that had previously been fully reserved. These recoveries were partially offset by additional provisions resulting from the Company's continuing analysis of its receivables for recoverability. During the three months ended June 30, 2000, the Company fully provided for all outstanding notes and accounts receivable in the amount of $3,138,000 due from its tenant operating service stations in Hawaii and California. Additional provisions during the three months ended June 30, 2000 resulted from the Company's continuing analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

Interest expense for the three months ended June 30, 2001 totaled $6,568,000, a decrease of 12.6% when compared to the three months ended June 30, 2000. This decrease is primarily due to lower interest rates and lower debt levels. Amortization of loan origination fees increased to $2,099,000 in 2001 as compared to $336,000 in 2000. This increase is due to the fees associated with the Bank of America bridge facility which were expensed over the first six months of 2001. Derivative costs related to the interest rate swap agreement with Credit Lyonnais increased to $407,000.

As of December 29, 2000, all of the 825,000 contingent shares of common stock relating to the termination of the management contract with QSV had been earned and issued. As the liability had been settled in full, no amounts were recorded in the three months ended June 30, 2001. For the three months ended June 30, 2000, a non-cash accounting credit of $3,391,000 was recorded. This credit represented the decline in market value of a share of common stock at June 30, 2000 compared to March 31, 2000 on the maximum total of 825,000 contingent OP units issuable to QSV pursuant to the termination agreement.

During the three months ended June 30, 2001, the Company recorded asset impairment charges of $120,000 compared to a charge of $3,372,000 in the three months ended June 30, 2000. During 2001, as part of the Company's regular analysis, the Company determined that two properties had carrying amounts in excess of their net realizable value. During 2000, the Company determined that 41 service stations in Georgia had a net book value in excess of estimated realizable value and recorded an asset impairment charge of $1,846,000. Additional impairment charges of $1,526,000 during the three months ended June 30, 2000 resulted from the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. During this regular analysis, the Company determined that 11 other properties had carrying amounts in excess of their net realizable value.

Fair value adjustment for the interest rate swap agreement that was entered into in 2000 to hedge the variable rate interest payments related to the Company's previous term loan with Credit Lyonnais, totaled $669,000 for the three months ended June 30, 2001. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000, with a cumulative effect adjustment to other comprehensive income of $1,474,000. During January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from the Bank of America bridge facility. The bridge loan bears interest at the 30-day LIBOR plus 225 basis points. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 was reclassified to earnings over the period of the bridge loan. As the Company did not redesignate this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan, all changes in the fair value of the interest rate swap agreement subsequent to the Credit Lyonnais repayment were recognized in earnings immediately.

The gain on sale of properties of $1,542,000 for the three months ended June 30, 2001 relates to the sale of fifteen properties for cash of $12,739,000. The gain on sale of properties of $1,011,000 for the three months ended June 30, 2000 relates to the sale of 16 properties for cash of $8,364,000 and notes of $506,000, and the non-renewal of ground leases.

Minority interest in net income was $1,170,000 for the three months ended June 30, 2001 compared to $911,000 for the three months ended June 30, 2000.

Comparison of the six months ended June 30, 2001 to the six months ended June 30, 2000

Total revenues, including interest income, income earned on direct financing leases, and income from retail operations, in the six months ended June 30, 2001 totaled $39,887,000, down 3.9% from the $41,489,000 recorded for the six months ended June 30, 2000. The 9.1% decrease in rental revenues from $38,529,000 in the six months ended June 30, 2000 to $35,043,000 in 2001 is primarily due to decreases in the number of properties owned during 2001 as compared to the same period in 2000. For the six months ended June 30, 2001, approximately 7.0% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 8.0% for the six months ended June 30, 2000. The increase of 2.2% in interest income from $2,623,000 in the six months ended June 30, 2000 to $2,681,000 in 2001 is primarily due to short-term investment of excess cash, partially offset by reduced amounts of notes and mortgages receivable.

Retail operations commenced in April 2001. Retail income, which is comprised of revenue from operating activities, was $1,986,000 in the six months ended June 30, 2001. Cost of sales associated with this revenue totaled $1,795,000 in the six months ended June 30, 2001.

Rent expense for the six months ended June 30, 2001 totaled $336,000, a decrease of 52.6% when compared to the six months ended June 30, 2000. Depreciation and amortization expenses in the six months ended June 30, 2001 totaled $11,862,000, a decrease of 8.8% when compared to the six months ended June 30, 2000. These decreases relate directly to the decrease in the number of properties owned during 2001 as compared to the same period in 2000.

General and administrative expenses for the six months ended June 30, 2001 totaled $5,584,000, an increase of 3.5% when compared to the six months ended June 30, 2000. During the six months ended June 30, 2001, the Company incurred costs of $813,000 for severance related to the Company's former Chief Executive Officer, a provision of $350,000 for severance related to the Company's former Chief Financial Officer and $230,000 for costs associated with hiring the Company's new Chief Operating Officer/Chief Financial Officer. These costs are partially offset by decreased legal costs associated with tenant litigation matters and reduced infrastructure costs as a result of the decrease in the number of properties managed.

Provisions for doubtful accounts for the six months ended June 30, 2001 totaled $950,000 compared to $6,170,000 for the six months ended June 30, 2000. Provisions for the six months ended June 30, 2001 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered. During the six months ended June 30, 2000, the Company fully provided for all outstanding notes and accounts receivable due from BC Oil Ventures LLC in the amount of $3,138,000. Additional provisions during the six months ended June 30, 2000 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

There was no loss on lease resolution for the six months ended June 30, 2001 as compared to $1,367,000 for the six months ended June 30, 2000. These losses in 2000 resulted in costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties. Costs of $500,000 were incurred in the resolution of a lease with an operator of service stations in Georgia.

Interest expense for the six months ended June 30, 2001 totaled $13,541,000, a decrease of 9.1% when compared to the six months ended June 30, 2000. This decrease is primarily due to lower interest rates and lower debt levels. Amortization of loan origination fees increased to $4,102,000 in 2001 as compared to $648,000 in 2000. This increase is due to the fees associated with the Bank of America bridge facility which were expensed over the first six months of 2001. Derivative costs related to the interest rate swap agreement with Credit Lyonnais, increased to $535,000.

As of December 29, 2000, all of the 825,000 contingent shares of common stock relating to the termination of the management contract with QSV had been earned and issued. As the liability had been settled in full, no amounts were recorded in the six months ended June 30, 2001. For the six months ended June 30, 2000, a non-cash accounting credit of $4,422,000 was recorded. This credit represents the decline in market value of a share of common stock at June 30, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent OP units issuable to QSV pursuant to the termination agreement.

During the six months ended June 30, 2001, the Company recorded an asset impairment charge of $16,049,000, as compared to $3,372,000 recorded during the six months ended June 30, 2000. During the six months ended June 30, 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company has classified these properties as Assets Held for Sale, and an impairment charge of $7,743,000 was recorded to write these assets down to their estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell. Also during this period, management analyzed service stations in Missouri, Illinois and Texas which were late paying rent and defaulting on certain lease terms for possible impairment. It was determined that 16 of these properties had carrying values in excess of fair value. The Company recorded an impairment charge of $7,567,000 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $739,000 were recorded from the revaluing of ten other assets to their estimated fair value.

Fair value adjustment for the interest rate swap agreement for the six months ended June 30, 2001 totaled $2,359,000. The adoption of SFAS No. 133, as of January 1, 2001 resulted in the recognition of a liability of

$1,474,000, with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap agreement was entered into in 2000 to hedge the variable rate interest payments related to the Company's previous term loan with Credit Lyonnais. During January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a six month bridge loan. The bridge loan bears interest at the 30-day LIBOR plus 225 basis points. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 was reclassified to earnings over the period of the bridge loan. As the Company did not redesignate this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan, all changes in the fair value of the interest rate swap agreement subsequent to the Credit Lyonnais repayment were recognized in earnings immediately. Of the $2,359,000 recorded, $1,474,000 represents reclassification of the January 1, 2001 adjustment from other comprehensive income and $885,000 represents the change in the fair value of the interest rate swap.

The gain on sale of properties of $1,608,000 for the six months ended June 30, 2001 relates to the sale of 22 properties for cash of $14,493,000, net of closing costs, and notes of $878,000. The gain on sale of properties of $671,000 for the six months ended June 30, 2000 relates to the sale of 19 properties for cash of $9,443,000 and notes of $1,657,000, and the non-renewal of ground leases.

Minority interest in net income was $2,174,000 for the six months ended June 30, 2001 compared to $2,010,000 for the six months ended June 30, 2000.

Loss on early extinguishment of debt was $340,000 for the six months ended June 30, 2001. On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company wrote-off $340,000 in unamortized loan origination fees associated with this facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating and dividend payment needs is used to reduce amounts outstanding under the Company's credit agreements. As of June 30, 2001, the Company has no letters of intent for acquisitions. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. The Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $680,000 during the remainder of this year to renovate and remodel currently owned properties. As of June 30, 2001, the Company had seven properties in various stages of development and had commitments of approximately $1,761,000 representing construction contract costs not yet incurred.

During the six months ended June 30, 2001, the Company declared dividends of $11,701,000 to its common stockholders and $3,551,000 to its preferred stockholders (or $0.4825 per quarter per share of preferred stock).

During the three months ended June 30, 2001, the Company was informed that two of its tenants had filed for protection under Chapter 11 of the US Bankruptcy Laws. Gant Acquisition LLC ("Gant"), which leases 27 service stations in North Carolina, filed on May 21, 2001. Annual rent from these properties is approximately $1,504,000. Vista DFW Locs, LLC (formerly VISTA Stores LLC) ("Vista"), which leases 53 FINA branded convenience stores/service stations in Texas, filed on June 29, 2001. Annual rent from these properties is approximately $2,236,000. Neither Gant nor Vista are delinquent on their rents and the Company does not anticipate any adverse impairment of values associated with these properties.

In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The Indenture bears interest at the 30 - day LIBOR plus 225 basis points. The initial term of the bridge loan matured in July 2001, and the Company has entered into options to extend the facility through August 31, 2001. If required, the Company has the option to extend the facility through January 8, 2002. At June 30, 2001 there was $161,997,000 outstanding on the bridge facility.

The Company expects to complete and fund a private placement securitization for $180,000,000 on August 14 or 15, 2001. The Company will secure this facility with 273 properties having a net book value of $209,469,000. Proceeds from this placement will be used to pay-off the existing bridge facility and for general corporate purposes. The securitization will bear interest at the 30 - day LIBOR plus 100.6 basis points and will be due August 28, 2006. In conjunction with the securitization, the Company will enter into two derivative instruments; an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000 and an interest rate collar with a floor of 4.42% and a ceiling at 6.00% for four years on a notional amount of $80,000,000. These derivatives will effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year and lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006%
(6.0% plus 1.006%) for four years.

Simultaneously with the close of the Bank of America Indenture, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180 - day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $2,000,000 of the facility may be used for letters of credit. Effective January 9, 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit. At June 30, 2001, the letter of credit for $1,775,000 was the only amount utilized under this facility.

The Company is in compliance with all covenants associated with its debt and credit facilities as of June 30, 2001.

On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000. The Lone Star transaction will involve two or more closings: an initial closing, that occurred on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; and one or more subsequent closings, to occur on or before September 5, 2001, at which up to an additional 1,408,451 shares will be purchased.

Management believes that cash flow from operations, along with the Company's ability to raise additional equity through joint ventures and anticipated sales of properties, additional proceeds from the sale of the remaining shares of common stock to Lone Star, funds available under the revolving credit facility and the Company's anticipated ability to refinance debt as it matures will provide the Company with sufficient liquidity to meet its foreseeable capital needs. However, there can be no assurance that the terms at which existing debt is refinanced will be as favorable to the Company as under the existing facilities.

FUNDS FROM OPERATIONS (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") in their National Policy Bulletin dated November 8, 1999, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, and minus gains (or losses) from sales of property, impairment of long-lived assets, extraordinary items and income/loss allocable to minority interest holders. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company's financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table sets forth, for the three and six months ended June 30, 2001 and 2000, the calculation of funds from operations.


                                                        THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                             JUNE 30,                           JUNE 30,
                                                 ------------------------------      ------------------------------
                                                     2001              2000              2001              2000
                                                 ------------      ------------      ------------      ------------
(in thousands)
Net income (loss) allocable to common stock      $         12      $     (3,174)     $    (21,683)     $     (4,541)

Depreciation and amortization                           5,801             6,647            11,800            12,935
Gain on sale                                           (1,542)           (1,011)           (1,608)             (671)
Impairment reserve                                        120             3,372            16,049             3,372
Income (loss) allocable to minority interest                2              (258)             (163)             (328)
Extraordinary loss                                         --                --               340                --
                                                 ------------      ------------      ------------      ------------
Funds from operations                            $      4,393      $      5,576      $      4,735      $     10,767
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

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 141, "Business Combinations" is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets" is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The Company has not yet determined the effect adopting SFAS No. 142 will have on its financial statements.

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

An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate credit facility. At June 30, 2001 there was $161,997,000 of variable rate debt outstanding on this facility. The facility bears interest at the 30 day LIBOR plus 225 basis points. Based on the $161,997,000 of variable rate debt outstanding at June 30, 2001, a 10% increase or decrease would result in an increase or decrease in interest charges relating to these facilities of approximately $993,000 for a full year.

The Company has entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000. The Company will pay a fixed rate of 7.05% and receive a variable rate based upon LIBOR under this swap agreement. At June 30, 2001 the estimated liability of this interest rate swap was $2,359,000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company held its Annual Meeting of Shareholders on June 5, 2001. The following matters were submitted to a vote of shareholders of the Company's common stock with the results indicated below:


                                                                          Withheld, Against
       Matter                                             Approved          or Abstained
       ------                                             --------        -----------------

Election of Directors

David M. West                                            15,466,478          154,115
Len W. Allen, Jr.                                        15,489,603          130,990
G. Steven Dawson                                         15,487,043          133,550
Robert Gidel                                             15,486,542          134,051
Robert J. Stetson                                        15,421,213          199,380
Gregory I. Strong                                        15,487,193          133,400
John C. Deterding                                        15,458,624          161,969
James H. Kropp                                           15,483,767          136,826

Ratification of Deloitte & Touche LLP
as independent accountants of the Company                15,096,691          523,901

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)       Exhibits

                  1) Exhibit 2.1 - Certificate of Merger of QSV Properties, Inc. with and into U.S. Restaurant Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

                  2) Exhibit 2.2 - Articles of Merger between QSV Properties, Inc. a Delaware corporation and U.S. Restaurant Properties, Inc., a Maryland corporation (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

                  3) Exhibit 2.3 - Agreement of Plan of Merger (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

                  4) Exhibit 3.1 - Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement of Form S-3 (File No. 333-34263))

                  5) Exhibit 3.2 - Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-21403))

                  6) Exhibit 4.1 - Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-21403))

                  7)       Exhibit 11.1 - Earnings per Share Computation

                  8) Exhibit 12.1 - Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            U.S. Restaurant Properties, Inc.




Dated:  August 14, 2001                     By:    /s/ H.G. Carrington, Jr.
                                               ---------------------------------
                                                   H.G. Carrington, Jr.
                                                   Chief Financial Officer
                                                   Chief Operating Officer
                                                   (Principal Financial Officer)

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
11.1     Earnings per Share Computation
12.1     Ratio of Earnings to Combined Fixed Charges and Preferred Stock
         Dividends