Form 10-Q
period 2001-09-30
U S RESTAURANT PROPERTIES INC
filed 2001-11-14
CIK 1032462

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

                For the quarterly period ended September 30, 2001

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

As of November 9, 2001, U.S. Restaurant Properties, Inc. had 18,706,033 shares of common stock, $.001 par value per share, outstanding.

================================================================================

                        U.S. RESTAURANT PROPERTIES, INC.



PART I.           FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2001
                           (Unaudited) and December 31, 2000....................................3

                  Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2001 and 2000 (Unaudited).................5

                  Condensed Consolidated Statements of Other Comprehensive Operations
                           for the three and nine months ended September 30, 2001 and
                           2000 (Unaudited).....................................................6

                  Condensed Consolidated Statement of Stockholders' Equity for the
                           nine months ended September 30, 2001 (Unaudited).....................7

                  Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2001 and 2000 (Unaudited).................8

                  Notes to Condensed Consolidated Financial Statements (Unaudited).............10

         Item 2.  Management's Discussion and Analysis of Financial Condition
                           and Results of Operations...........................................18

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk...................25

PART II. OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................26

         Item 2.  Changes in Securities and Use of Proceeds....................................26

         Item 3.  Defaults upon Senior Securities..............................................26

         Item 4.  Submission of Matters to a Vote of Security Holders..........................26

         Item 5.  Other Information............................................................26

         Item 6.  Exhibits and Reports on Form 8-K.............................................26

                          PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        U.S. RESTAURANT PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                          SEPTEMBER 30,  DECEMBER 31,
                                                                          -------------  ------------
                                                                               2001          2000
                                                                          -------------  ------------
                                                                          (UNAUDITED)
            ASSETS
REAL ESTATE
       Property, net
               Land                                                          $ 185,967    $ 203,164
               Buildings and leasehold improvements                            367,013      397,080
               Machinery and equipment                                          10,852       13,602
                                                                             ---------    ---------
                                                                               563,832      613,846
               Less:  accumulated depreciation                                 (79,204)     (68,166)
                                                                             ---------    ---------
                                                                               484,628      545,680

       Assets held for sale                                                     22,071           --
       Construction in progress                                                  1,280        8,535
       Cash and cash equivalents                                                25,809        5,509
       Restricted cash and marketable securities                                 3,389          742
       Rent and other receivables, net
               (includes $4,136 and $4,349 allowance for doubtful accounts
               at September 30, 2001 and December 31, 2000, respectively)       14,454       14,575
       Prepaid expenses and other assets                                           843        3,001
       Investments                                                               5,479        2,791
       Notes receivable, net
               (includes $488 and $2,167 due from related parties
               and $6,728 and $4,565 allowance for doubtful accounts
               at September 30, 2001 and December 31, 2000, respectively)        6,319       11,837
       Mortgage loans receivable                                                19,067       22,620
       Net investment in direct financing leases                                 1,497        2,754
       Intangibles, net                                                         12,954        6,979
                                                                             ---------    ---------
                                                                               597,790      625,023


RETAIL OPERATIONS
       Cash and cash equivalents                                                   471           --
       Rent and other receivables, net                                              63           --
       Inventories                                                                 529           --
       Deposits and other assets                                                   264           --
                                                                             ---------    ---------
                                                                                 1,327           --
                                                                             ---------    ---------

                                                                             ---------    ---------
         TOTAL ASSETS                                                        $ 599,117    $ 625,023
                                                                             =========    =========

                             continued on next page
            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS (CONTINUED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                              SEPTEMBER 30,  DECEMBER 31,
                                                                              -------------  ------------
                                                                                   2001          2000
                                                                              -------------  ------------
                                                                               (UNAUDITED)
                        LIABILITIES AND STOCKHOLDERS' EQUITY

REAL ESTATE
       Accounts payable and accrued liabilities                                   $  14,907    $  18,057
       Accrued dividends and distributions                                            3,778        3,706
       Unearned contingent rent                                                       1,189        1,083
       Deferred gain on sale of property                                                428          423
       Line of credit                                                                    --      119,036
       Interest rate protection agreements at fair value                              5,811           --
       Notes payable
               (includes $959 due to related parties at December 31, 2000)          365,571      236,637
       Mortgage note payable                                                            987        1,007
       Capitalized lease obligation                                                      --           16
                                                                                  ---------    ---------
                                                                                    392,671      379,965

RETAIL OPERATIONS
       Accounts payable and accrued liabilities                                       1,045           --
                                                                                  ---------    ---------

       TOTAL LIABILITIES                                                            393,716      379,965

       COMMITMENTS AND CONTINGENCIES                                                     --           --

       MINORITY INTEREST IN OPERATING PARTNERSHIPS                                   54,418       54,733

       STOCKHOLDERS' EQUITY

       Preferred stock, $.001 par value per share; 50,000 shares authorized,
               Series A - 3,680 shares issued and outstanding at September 30,
               2001 and December 31, 2000 (aggregate liquidation value of
               $92,000)                                                                   4            4
       Common  stock, $.001 par value per share; 100,000 shares authorized,
               18,034 and 17,417 shares issued and outstanding at September 30,
               2001 and December 31, 2000, respectively                                  18           17
       Additional paid-in capital                                                   309,174      302,634
       Excess stock, $.001 par value per share
               15,000 shares authorized, no shares issued                                --           --
       Accumulated other comprehensive loss                                          (5,256)      (1,840)
       Loans to stockholders for common stock                                          (850)        (300)
       Distributions in excess of net income                                       (152,107)    (110,190)
                                                                                  ---------    ---------
            TOTAL STOCKHOLDERS' EQUITY                                              150,983      190,325
                                                                                  ---------    ---------
                     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 599,117    $ 625,023
                                                                                  =========    =========

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED       NINE MONTHS ENDED
                                                          SEPTEMBER 30,            SEPTEMBER 30,
                                                         2001       2000         2001        2000
                                                       --------    --------    --------    --------
REAL ESTATE
     Revenues:
           Rental income                               $ 16,553    $ 18,637    $ 51,596    $ 57,166
           Interest income                                1,265       1,396       3,946       4,019
           Amortization of unearned income
               on direct financing leases                    72         128         249         465
                                                       --------    --------    --------    --------
                Total revenues                           17,890      20,161      55,791      61,650
     Expenses:
           Property                                         559         531       1,546       1,729
           Depreciation and amortization                  5,499       5,983      17,361      18,983
           General and administrative                     1,381       1,560       6,437       6,466
           Provision for doubtful accounts                1,964         285       2,914       6,455
           Loss on lease resolution                         410          --         410       1,367
           Interest expense                               5,885       7,341      19,426      22,242
           Amortization of loan origination fees            637         316       4,739         964
           Derivative settlement payments                   518          --       1,053          --
           Termination of management contract                --         670          --      (3,752)
           Impairment of long-lived assets                1,042       1,899      17,091       5,271
           Fair value adjustment for interest rate
                swap                                        248          --       2,607          --
                                                       --------    --------    --------    --------
                Total expenses                           18,143      18,585      73,584      59,725
                                                       --------    --------    --------    --------
     Income(loss) before retail operations, gain
           on sale of property, minority
           interests and extraordinary item                (253)      1,576     (17,793)      1,925

RETAIL OPERATIONS
           Operating revenue                              5,490          --       7,476          --
           Operating general and administrative            (255)         --        (264)         --
           Cost of sales                                 (4,929)         --      (6,592)         --
                                                       --------    --------    --------    --------
           Income from retail operations                    306          --         620          --
                                                       --------    --------    --------    --------

     Income (loss) before gain on sale of property,
           minority interests and extraordinary item         53       1,576     (17,173)      1,925
           Gain on sale of property                         285         978       1,893       1,649
                                                       --------    --------    --------    --------
     Income (loss) before minority interests
           and extraordinary item                           338       2,554     (15,280)      3,574
     Minority interests                                  (1,150)     (1,141)     (3,324)     (3,151)
                                                       --------    --------    --------    --------
     Net income (loss) before extraordinary item           (812)      1,413     (18,604)        423
           Loss on early extinguishment of debt              --          --        (340)         --
                                                       --------    --------    --------    --------
     Net income (loss)                                     (812)      1,413     (18,944)        423
     Dividends on preferred stock                        (1,776)     (1,776)     (5,327)     (5,327)
                                                       --------    --------    --------    --------
     Net loss allocable to common stockholders         $ (2,588)   $   (363)   $(24,271)   $ (4,904)
                                                       ========    ========    ========    ========

     Basic and diluted net loss per share:
     Net loss before extraordinary item                $  (0.14)   $  (0.02)   $  (1.34)   $  (0.32)
     Extraordinary item                                      --          --       (0.02)         --
                                                       --------    --------    --------    --------
     Net loss                                          $  (0.14)   $  (0.02)   $  (1.36)   $  (0.32)
                                                       ========    ========    ========    ========

     Weighted average shares outstanding
           Basic and diluted                             17,964      15,378      17,796      15,380

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
       CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE OPERATIONS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED     NINE MONTHS ENDED
                                                                SEPTEMBER 30,         SEPTEMBER 30,
                                                            2001        2000        2001        2000
                                                          --------    --------    --------    --------
Net income (loss)                                         $   (812)   $  1,413    $(18,944)   $    423
Cumulative effect of change in accounting
   for derivative instrument                                    --          --      (1,474)         --
Reclassification adjustment - hedge settlement                  --          --       1,474          --
Change in derivatives' fair value                           (3,205)         --      (3,205)         --
Unrealized gain (loss) on available-for-sale securities       (256)        (46)       (211)        212
                                                          --------    --------    --------    --------
Comprehensive income (loss)                               $ (4,273)   $  1,367    $(22,360)   $    635
                                                          ========    ========    ========    ========

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                                 ACCUMULATED
                                                                        ADDITIONAL     LOANS     DISTRIBUTIONS     OTHER
                                   PREFERRED STOCK     COMMON STOCK      PAID-IN        TO        IN EXCESS OF  COMPREHENSIVE
                                  SHARES   PAR VALUE SHARES  PAR VALUE   CAPITAL    SHAREHOLDERS   NET INCOME    GAIN (LOSS)
                                  ------   --------- ------  ---------  ----------  ------------ ------------- --------------
Balance at January 1, 2001           3,680   $   4   17,417   $    17   $  302,634   $  (300)    $  (110,190)   $  (1,840)
Net loss                                                                                             (18,944)
Loans to shareholders for common
  stock                                                                                 (550)
Cumulative effect of change in
  accounting for derivative
  instrument                                                                                                       (1,474)
Reclassification adjustment -
hedge settlement                                                                                                    1,474
Proceeds from sale
  of common stock                                       469         1        4,837
Proceeds from exercised
  stock options                                         174                  2,026
Common stock repurchased
  and retired                                           (26)                  (323)
Changes in derivatives' fair value                                                                                 (3,205)
Unrealized loss on
   available-for-sale securities                                                                                     (211)
Distributions on common stock
   and distributions declared                                                                        (17,646)
Distributions on preferred stock                                                                      (5,327)
                                     -----   -----   ------   -------   ----------   -------     -----------    ---------
Balance at September 30, 2001        3,680   $   4   18,034   $    18   $  309,174   $  (850)    $  (152,107)   $  (5,256)
                                     =====   =====   ======   =======   ==========   =======     ===========    =========



                                     TOTAL
                                   --------
Balance at January 1, 2001        $ 190,325
Net loss                            (18,944)
Loans to shareholders for common
  stock                                (550)
Cumulative effect of change in
  accounting for derivative
  instrument                         (1,474)
Reclassification adjustment -
hedge settlement                      1,474
Proceeds from sale
  of common stock                     4,838
Proceeds from exercised
  stock options                       2,026
Common stock repurchased
  and retired                          (323)
Changes in derivatives' fair value   (3,205)
Unrealized loss on
   available-for-sale securities       (211)
Distributions on common stock
   and distributions declared       (17,646)
Distributions on preferred stock     (5,327)
                                  ---------
Balance at September 30, 2001     $ 150,983
                                  =========

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                         NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                                          2001        2000
                                                                        --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)                                                       $(18,944)   $    423
Adjustments to reconcile net income (loss) to
         net cash provided by operating activities:
      Depreciation and amortization                                       17,361      18,983
      Extraordinary loss on extinguishment of debt                           340          --
      Amortization of loan origination fees and discounts                  4,815         886
      Impairment of long-lived assets                                     17,091       5,271
      Provision for doubtful accounts                                      2,914       6,455
      Realized and unrealized loss on trading securities
         and accretion of interest income                                   (454)       (412)
      Fair value adjustment for interest rate derivatives                  2,607          --
      Minority interests                                                   3,324       3,151
      Gain on sale of property                                            (1,893)     (1,649)
      Loss on sale of investments                                             --         816
      Termination of management contract                                      --      (3,752)
      Increase in rent and other receivables, net                           (920)     (6,271)
      Decrease (increase) in prepaid expenses                              1,894        (300)
      Increase in inventories                                               (529)         --
      Reduction in net investment in direct financing leases                 600       1,880
      Increase (decrease) in accounts payable and accrued liabilities     (1,323)        961
      Increase (decrease) in unearned contingent rent                        106        (330)
                                                                        --------    --------
                                                                          45,933      25,689
                                                                        --------    --------
            Cash provided by operating activities                         26,989      26,112

CASH FLOWS FROM INVESTING ACTIVITIES:

      Proceeds from sale of property and equipment                        17,121      42,319
      Purchase of property                                                (2,547)    (14,614)
      Purchase of machinery and equipment                                    (46)       (192)
      Purchase of investments                                             (2,490)         --
      Proceeds from sale of investments                                       --         259
      Distributions received on investments                                   45         133
      Decrease (increase) in restricted cash                              (3,347)     12,137
      Increase in mortgage notes receivable                                  (40)        (53)
      Reduction of mortgage loans receivable principal                     3,593       1,368
      Increase in notes receivable                                        (1,429)     (7,064)
      Reduction of notes receivable principal                              5,522       2,330
                                                                        --------    --------
            Cash provided by investing activities
                                                                          16,382      36,623

                             continued on next page
            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                                  2001        2000
                                                                               ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from line of credit                                             $      --    $  32,293
      Payments on line of credit                                                (119,036)     (72,843)
      Distributions to minority interest                                          (3,639)      (4,535)
      Cash distributions to stockholders/partners                                (17,646)     (12,230)
      Payment of preferred stock dividends                                        (5,327)      (5,327)
      Increase (decrease) in accrued dividends payable                                72       (5,991)
      Proceeds from sale of stock                                                  5,521           --
      Proceeds from exercised stock options                                          694           --
      Payments on notes/mortgage payable                                        (231,904)         (21)
      Proceeds from notes/mortgage payable                                       360,700           --
      Loan origination fees                                                      (11,712)        (225)
      Payments on capitalized lease obligations                                       --           (1)
      Purchase and retirement of common stock                                       (323)        (372)
                                                                               ---------    ---------
            Cash flows used in financing activities                              (22,600)     (69,252)
                                                                               ---------    ---------

Increase (decrease) in cash and cash equivalents                                  20,771       (6,517)
Cash and cash equivalents at beginning of period                                   5,509        9,695
                                                                               ---------    ---------
Cash and cash equivalents at end of period                                     $  26,280    $   3,178
                                                                               =========    =========

SUPPLEMENTAL DISCLOSURE:
      Interest paid during the period                                          $  19,248    $  21,537
                                                                               =========    =========

NON-CASH INVESTING ACTIVITIES:
      Deferred gain of repossessed property                                    $      --    $      89
      Transfer of property from capitalized lease to property and equipment          657           --
      Unrealized gain (loss) on investments classified as available for sale        (211)         212
      Notes received on sale of property                                           1,033        1,233
      Notes written off on repossessed property                                      563          306
      Net transfers from construction in progress to property                      7,855       30,188
      Security deposit and note receivable transferred                               700           --

NON-CASH FINANCING ACTIVITIES:
      Decrease in common stock dividends accrued                               $      --    $  (5,991)
      Fair value of stock received in exchange for investments                        --           88
      OP units converted to common stock                                              --           86
      Account receivable conversion to note receivable                               124           --
      Common stock grant                                                              98           --
      Loan to shareholder for purchase of common stock                               550           --

            See Notes to Condensed Consolidated Financial Statements.

                        U.S. RESTAURANT PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       INTERIM UNAUDITED FINANCIAL INFORMATION

U.S. Restaurant Properties, Inc. (the "Company") is a self-administered and self-managed real estate investment trust ("REIT"), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, "USRP"). The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. ("OP"). At September 30, 2001, the Company owned 99.27% of and controlled the OP. As of September 30, 2001, the Company owned 820 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, which was filed with the Securities and Exchange Commission (the "SEC"). The results of operations for the three and nine months ended September 30, 2001, are not necessarily indicative of the results to be expected for the year ending December 31, 2001. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2001, the consolidated results of its operations, comprehensive operations, stockholders' equity and cash flows for the three and nine months ended September 30, 2001 and 2000.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and in most cases the ground lease rents where applicable. Accordingly, the accompanying condensed consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants. Additionally, those amounts associated with ground lease rent expense where the tenant is responsible for the ground lease rents, have been recorded as a reduction to rent revenues with no impact on net income. For the three months ended September 30, 2001 and 2000, the Company has recorded ground lease rent payments of $873,000 and $1,019,000, respectively, as reductions to rent revenues. For the nine months ended September 30, 2001 and 2000, the Company has recorded ground lease rent payments of $2,872,000 and $3,055,000, respectively, as reductions to rent revenues.

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

Investments in equity securities with readily determinable fair values and debt securities are classified as either available-for-sale or trading, based on the Company's intent with respect to those securities. Such investments are classified as trading securities if those securities are held principally for the purpose of selling them in the near term. All other such investments are classified as available-for-sale. These investments are recorded at fair value on the balance sheet. Changes in fair value during the period are recorded in earnings for trading securities and in other comprehensive income for available-for-sale securities.

Investments in equity securities that do not have readily determinable fair values are recorded using the cost method since the Company does not have the ability to exercise significant influence over the investees.

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

SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and will be adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the effect adopting SFAS No. 143 will have on its financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001, and will be adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The Company has not yet determined the effect adopting SFAS No. 144 will have on its financial statements.

The Company had 18,033,756 and 17,416,672 shares of common stock outstanding as of September 30, 2001 and December 31, 2000, respectively.

2.       NET LOSS PER SHARE OF COMMON STOCK

A reconciliation of net loss per share and the weighted average shares outstanding for calculating basic and diluted net loss per share for the periods ended September 30, 2001 and 2000 is as follows:

                                                    THREE MONTHS ENDED       NINE MONTHS ENDED
                                                       SEPTEMBER 30,           SEPTEMBER 30,
(In thousands, except per share amounts)             2001        2000        2001        2000
                                                   --------    --------    --------    --------
Net income (loss) before extraordinary item        $   (812)   $  1,413    $(18,604)   $    423
Dividends on preferred stock                         (1,776)     (1,776)     (5,327)     (5,327)
                                                   --------    --------    --------    --------
Net loss before extraordinary item allocable
   to common stockholders                            (2,588)       (363)    (23,931)     (4,904)
Loss on early extinguishment of debt                     --          --        (340)         --
                                                   --------    --------    --------    --------
Net loss allocable to common stockholders          $ (2,588)   $   (363)   $(24,271)   $ (4,904)
                                                   ========    ========    ========    ========

Basic and diluted net loss per share:
Loss from continuing operations                    $  (0.14)   $  (0.02)   $  (1.34)   $  (0.32)
Extraordinary item                                       --          --       (0.02)         --
                                                   --------    --------    --------    --------
Net loss per share                                 $  (0.14)   $  (0.02)   $  (1.36)   $  (0.32)
                                                   ========    ========    ========    ========

Weighted average shares outstanding
         Basic and diluted (a)                       17,964      15,378      17,796      15,380
                                                   ========    ========    ========    ========

Antidilutive securities:
Stock options                                            59          --          26           4
Contingent shares                                        --         825          --         825
OP units                                                134       1,293         134       1,294
Guaranteed stock                                         94         226          94         226
Convertible preferred stock                           3,453       3,453       3,453       3,453

(a) Basic loss per share is computed based upon the weighted average number of shares of common stock outstanding. Diluted loss per share typically reflects the dilutive effect of stock options, contingent shares, OP units, OP units and shares on which the price is guaranteed and convertible preferred stock.

3. PROPERTY

During the nine months ended September 30, 2001, the Company completed the sale and disposal of 29 properties for net cash proceeds of $17,121,000, net of closing costs, and $1,033,000 of notes. During the nine months ended September 30, 2001, the Company transferred $7,855,000 of construction costs and costs associated with land on which no further development work is intended to be performed, from construction in progress to land, building and equipment.

During the three months ended March 31, 2001, the Company acquired one building from a tenant who defaulted on a land-only lease. The building was recorded at the carrying value of the receivable due from the tenant which was less than the fair market value of the building.

During the three months ended March 31, 2001, BC Oil Ventures LLC, the tenant leasing the Company's service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company has classified these properties as Assets Held for Sale in the amount of $22,071,000, and an impairment charge of $7,743,000 was recorded to write these assets down to the estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell. It is anticipated that the sale of these properties will be completed within one year. During the nine months ended September 30, 2001, the Company recognized an operating loss of $331,000 related to these properties. In order to ensure the subtenants in these service stations receive fuel on a regular basis, in April 2001 the Company formed a subsidiary, Fuel Supply Inc. ("FSI"), for the purpose of supplying the service stations with fuel.

Also during the first quarter of 2001, management analyzed service stations in Missouri, Illinois and Texas which were late paying rent and defaulting on certain lease terms for possible impairment. It was determined that 16 of these properties had carrying values in excess of their fair value. The Company recorded an impairment charge of $7,567,000 to revalue these assets to their estimated fair value. The estimated fair values of these assets were determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $1,781,000 for the nine months ended September 30, 2001 were recorded in order to revalue 17 other assets to their estimated fair value.

4. INVESTMENTS

The aggregate cost basis and net unrealized loss for investments classified as available-for-sale or trading at September 30, 2001 were $6,884,000 and $2,051,000, respectively. The net change in the unrealized fair value of available-for-sale securities is recorded as other comprehensive loss was $211,000 for the nine months ended September 30, 2001. In addition to these investments, the Company has other investments carried at a cost basis of approximately $646,000.

5. LINES OF CREDIT, BRIDGE LOAN AND NOTES PAYABLE

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the "Certificates") through its subsidiary U.S. Restaurant Properties, Inc. Funding 2001-A, L.P. Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company's secured bridge facility with Bank of America and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001. The Certificates amortize over 15 years, bear interest at the 30 - day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006. At September 30, 2001, there was $179,776,000 outstanding on the Certificates.

In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The initial term of the bridge loan matured in July 2001, and the Company entered into options to extend the facility through August 31, 2001. In August 2001, the Company paid the outstanding balance of this bridge facility with the proceeds from the offering of the Certificates.

Simultaneously with the closing of the Bank of America Indenture, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180 - day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $3,500,000 of the facility may be used for letters of credit. Effective January 9, 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit. Amounts available under this facility are further reduced by the market value of the Bank of America Derivatives (as defined below) in excess of a $2,000,000 threshold. At September 30, 2001, the availability under this facility was $2,397,000.

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled. In October 2001, the Company prepaid the $27,500,000 Series B Senior Secured Guaranteed Notes in full. In connection with this prepayment, the Company paid $389,000 of make-whole fees and wrote-off $216,000 worth of unamortized loan origination fees associated with this facility in October 2001.

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

6. DERIVATIVE INSTRUMENTS

Derivative financial instruments are utilized by the Company to reduce its exposure to market risks from changes in interest rates. Derivative financial instruments include interest rate swaps, and interest rate collars. During the three months ended September 30, 2001, the Company recognized $36,000 in expense related to the ineffective portion of the interest rate swap with Credit Lyonnais. From the date of hedge designation until September 30, 2001, derivative valuation adjustments representing the effective portion of the cash flow hedges, and totaling $3,205,000, were recognized in other comprehensive operations.

In conjunction with the completion of the Certificates offering, the Company entered into derivative instruments with Bank of America (the "Bank of America Derivatives"): an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000; and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year and lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years.

Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net expense or income to be paid or received quarterly. This swap was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company's term loan with Credit Lyonnais. As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1,474,000 in accumulated other comprehensive operations was re-classified to earnings over a six-month period, which was the anticipated term of the bridge loan. From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value, which amounted to an expense of $1,097,000, were recorded directly to earnings. In connection with the completion of the Certificate offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50,000,000 of the Certificates. The Company reduced the notional amount of this interest rate swap by $20,000,000 in November 2001 for a cost of approximately $1,400,000.

7. RELATED PARTY TRANSACTIONS

In connection with Mr. Robert Stetson's resignation as Chief Executive Officer and President of the Company, the Company entered into a Settlement Agreement and Consulting Agreement with Mr. Stetson as of October 6, 1999. Pursuant to the terms of the Settlement Agreement, the Company agreed to provide Mr. Stetson one or more loans, up to the aggregate of $800,000, for the sole purpose of acquiring shares of the Company's common stock from time to time in the open market. In March 2000, the Company advanced $400,000 to Mr. Stetson for the purchase of the common stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March 2006. Pursuant to the note agreement, Mr. Stetson has pledged the common stock purchased with the note proceeds as collateral for the loans. This $400,000 note is classified as a note receivable on the balance sheet.

Effective September 22, 2000, the Company and Mr. Stetson entered into an Amendment to the Settlement Agreement that provided for two changes to the original Settlement Agreement that were completed in October 2000. First, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of USRP common stock (calculated based on a value of $8.5625 per share). Second, the Company advanced Mr. Stetson $75,000 under a third promissory note to be used for the sole purpose of acquiring shares of the Company's common stock in the open market. Both notes bear interest at 7.0% per annum and provide for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006. In addition, both notes are secured by the restricted common stock and stock purchased with the proceeds of the notes. The $300,000 note is classified as a loan to shareholders for common stock on the balance sheet and the note for $75,000 is classified as a note receivable on the balance sheet.

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

On August 27, 2001, as part of the employment arrangement with the Company's new Chief Financial Officer and Chief Operating Officer, H.G. Carrington, Jr., the Company advanced Mr. Carrington $550,000 for the purpose of acquiring shares of the Company's common stock. The promissory note provides for an interest rate of 5.0% per annum and quarterly payments of interest only through May 2006, with a final payment of principal and interest due in August 2006. This $550,000 note is classified as a loan to shareholders for common stock on the balance sheet.

8. STOCKHOLDERS' EQUITY AND MINORITY INTERESTS

On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star Fund III (U.S.), L.P. ("Lone Star") providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000 (the "Lone Star Transaction"). The Lone Star Transaction will involve three or more closings: an initial closing, that occurred on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; a closing on October 30, 2001 at which Lone Star paid $7,000,000 in exchange for 657,277 shares, and one or more subsequent closings, to occur on or before December 31, 2001, at which up to an additional 751,174 shares will be purchased. After completion of the entire Lone Star Transaction and including Lone Star's purchase of 1,856,330 shares from Fred H. Margolin, Darrel L. Rolph, David K. Rolph and their affiliates, Lone Star will be a beneficial owner of approximately 19.19% of the Company's outstanding common stock.

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

DISTRIBUTIONS TO COMMON AND PREFERRED STOCKHOLDERS

During the nine months ended September 30, 2001, the Company declared dividends of $17,646,000 to its common stockholders (or $.11 per month per share of common stock) and $5,327,000 to its preferred stockholders (or $0.4825 per quarter per share of preferred stock).

MINORITY INTERESTS

As reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, each OP unit represents a minority interest in the OP of the Company. Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of common stock. Each OP unit may be exchanged at any time by the holder thereof for one share of common stock of the Company. With each exchange of outstanding OP units for common stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. As of September 30, 2001, there were 134,344 OP units outstanding.

During 1999, the Company issued $55,000,000 of 8.5% preferred limited partnership interests in HJV to a third party for net proceeds of $52,793,000. Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000, payable monthly from the cash flows of HJV. Income is allocated to the preferred interest holder equal to the amount of their distribution. The Company may be required from time to time to exchange properties that do not meet specified criteria set forth in the HJV partnership agreement.

The 134,344 OP units outstanding at September 30, 2001 and December 31, 2000 and the preferred partnership interests represent the only minority interests in subsidiaries of the Company.

Minority interest in the OP and the preferred limited partnership consist of the following at September 30, 2001 (in thousands):

Balance at January 1, 2001                     $ 54,733
Distributions paid and accrued in the period     (3,639)
Income allocated to minority interest             3,324
                                               --------
Balance at September 30, 2001                  $ 54,418
                                               ========

9. SEGMENT INFORMATION

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

Real Estate. Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its revenues primarily from rental income received on its 820 restaurant and service station properties located throughout 48 states.

Retail. Commencing in April 2001, the Company formed FSI, which began retail sales. At September 30, 2001, FSI was operating ten service stations in Hawaii, thirteen service stations in Texas, seven service stations in Illinois, and two service stations in Missouri. Revenues from this segment are generated from the gasoline and convenience store sales at these 32 service stations. Intersegment revenues paid to the real estate segment from the retail segment included approximately $41,000 of rental revenue on two service stations.

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

Comparison of the three months ended September 30, 2001 to the three months ended September 30, 2000

Total revenues, including interest income, income earned on direct financing leases, and income from retail operations, in the three months ended September 30, 2001, totaled $23,380,000, up 16.0% from the $20,161,000 recorded for the three months ended September 30, 2000. The 11.2% decrease in rental revenues from $18,637,000 in 2000 to $16,553,000 in 2001 is primarily due to decreases in the number of properties owned during 2001 as compared to the same period in 2000. For the three months ended September 30, 2001, approximately 6.0% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 7.6% for the three months ended September 30, 2000. The decrease of 9.4% in interest income from $1,396,000 in 2000 to $1,265,000 in 2001 is primarily due to reduced amounts of notes and mortgages receivable and a general decline in short-term interest rates.

Retail operations commenced in April 2001. Retail income, which is comprised of revenue from operating activities, was $5,490,000 in the three months ended September 30, 2001. Cost of sales associated with this revenue totaled $4,929,000 and general and administrative costs associated with this revenue totaled $255,000 in the three months ended September 30, 2001.

Property expense for the three months ended September 30, 2001 totaled $559,000, an increase of 5.3% when compared to the three months ended September 30, 2000. Depreciation and amortization expenses in the three months ended September 30, 2001 totaled $5,499,000, a decrease of 8.1% when compared to the three months ended September 30, 2000. This decrease relates directly to the decrease in the number of properties owned during 2001 as compared to the same period in 2000, and properties classified as held for sale during the first quarter of 2001.

General and administrative expenses for the three months ended September 30, 2001 totaled $1,381,000, a decrease of 11.5% when compared to the three months ended September 30, 2000. This decrease is primarily due to a reduction in legal costs associated with tenant litigation matters and reduced infrastructure costs as a result of the decrease in the number of properties managed.

Provisions for doubtful accounts for the three months ended September 30, 2001 totaled $1,964,000 compared to $285,000 for the three months ended September 30, 2000. During the three months ended September 30, 2001, one the Company's borrowers, Lyon's of California, Inc., filed for bankruptcy. The Company increased its reserve by $2,225,000 to bring the total reserve for the Lyon's notes to $2,500,000. The outstanding balance owed to the Company by Lyon's is approximately $11,600,000. During the three months ended September 30, 2001, increased collection efforts resulted in the collection of several accounts that had previously been fully reserved. These recoveries partially offset the increase in the Lyon's reserve.

Loss on lease resolution for the three months ended September 30, 2001 totaled $410,000. This charge relates to the resolution of leases with one tenant that involved 26 service stations in Missouri, Illinois, California and Texas. The Company, through its operating subsidiary, Fuel Supply Inc., has commenced operating and supplying fuel to 20 of these locations.

Interest expense for the three months ended September 30, 2001 totaled $5,885,000, a decrease of 19.8% when compared to the three months ended September 30, 2000. This decrease is primarily due to lower interest rates and lower debt levels. Amortization of loan origination fees increased to $637,000 in 2001 as compared to $316,000 in 2000. This increase is due to the fees associated with the Bank of America bridge facility extensions which were expensed during the three months ended September 30, 2001. Derivative settlement payments related to the interest rate instruments with Credit Lyonnais and Bank of America increased to $518,000.

As of December 29, 2000, all of the 825,000 contingent shares of common stock relating to the termination of the management contract with QSV had been earned and issued. As the liability had been settled in full, no amounts were recorded in the three months ended September 30, 2001. For the three months ended September 30, 2000, a non-cash accounting charge of $670,000 was recorded. This charge represented the increase in market value of a share of common stock at September 30, 2000 compared to June 30, 2000 on the maximum total of 825,000 contingent OP units issuable to QSV pursuant to the termination agreement.

During the three months ended September 30, 2001, the Company recorded asset impairment charges of $1,042,000 compared to a charge of $1,899,000 in the three months ended September 30, 2000. During 2001, as part of the Company's regular analysis, the Company determined that seven properties had carrying amounts in excess of their net realizable value.

Fair value adjustment for the interest rate swap agreement that was entered into in 2000 to hedge the variable rate interest payments related to the Company's previous term loan with Credit Lyonnais, totaled $248,000 for the three months ended September 30, 2001. Prior to August 2001, the Company had not redesignated this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan. As a result, all changes in the fair value of the interest rate swap agreement subsequent to the Credit Lyonnais repayment and prior to August 2001 were recognized in earnings immediately. In conjunction with the closing of the Certificates, the Company redesignated this swap as a cash flow hedge of the Certificates' variable interest rate payments.

The gain on sale of properties of $285,000 for the three months ended September 30, 2001 relates to the sale of four properties for cash of $2,628,000 and notes of $155,000. The gain on sale of properties of $978,000 for the three months ended September 30, 2000 relates to the sale of 43 properties for cash of $31,333,000 and notes of $728,000.

Minority interest in net income was $1,150,000 for the three months ended September 30, 2001 compared to $1,141,000 for the three months ended September 30, 2000.

Comparison of the nine months ended September 30, 2001 to the nine months ended September 30, 2000

Total revenues, including interest income, income earned on direct financing leases, and income from retail operations, in the nine months ended September 30, 2001 totaled $63,267,000, up 2.6% from the $61,650,000 recorded for the nine months ended September 30, 2000. The 9.7% decrease in rental revenues from $57,166,000 in the nine months ended September 30, 2000 to $51,596,000 in 2001 is primarily due to decreases in the number of properties owned during 2001 as compared to the same period in 2000. For the nine months ended September 30, 2001, approximately 6.9% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 7.7% for the nine months ended September 30, 2000. The decrease of 1.8% in interest income from $4,019,000 in the nine months ended September 30, 2000 to $3,946,000 in 2001 is primarily due to reduced amounts of notes and mortgages receivable, partially offset by higher average cash balances available for short-term investment.

Retail operations commenced in April 2001. Retail income, which is comprised of revenue from operating activities, was $7,476,000 in the nine months ended September 30, 2001. Cost of sales associated with this revenue totaled $6,592,000 and general and administrative costs associated with this revenue totaled $264,000 in the nine months ended September 30, 2001.

Property expense for the nine months ended September 30, 2001 totaled $1,546,000, a decrease of 10.6% when compared to the nine months ended September 30, 2000. Depreciation and amortization expenses in the nine months ended September 30, 2001 totaled $17,361,000, a decrease of 8.5% when compared to the nine months ended September 30, 2000. This decrease relates directly to the decrease in the number of properties owned during 2001 as compared to the same period in 2000.

General and administrative expenses for the nine months ended September 30, 2001 totaled $6,437,000, compared to $6,466,000 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, the

Company incurred costs of $813,000 for severance related to the Company's former Chief Executive Officer, a provision of $350,000 for severance related to the Company's former Chief Financial Officer and $230,000 for costs associated with hiring the Company's new Chief Operating Officer/Chief Financial Officer. These costs are partially offset by decreased legal costs associated with tenant litigation matters and reduced infrastructure costs as a result of the decrease in the number of properties managed.

Provisions for doubtful accounts for the nine months ended September 30, 2001 totaled $2,914,000 compared to $6,455,000 for the nine months ended September 30, 2000. During the nine months ended September 30, 2001, one of the Company's borrowers, Lyon's of California, Inc. filed for bankruptcy. The Company reserved $2,500,000 of the approximately $11,600,000 owed to the Company by Lyon's. During the nine months ended September 30, 2000, the Company fully provided for all outstanding notes and accounts receivable due from BC Oil Ventures LLC in the amount of $3,138,000. Additional provisions during the nine months ended September 30, 2001 and 2000 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

Loss on lease resolution for the nine months ended September 30, 2001 totaled $410,000 compared to $1,367,000 for the nine months ended September 30, 2000. The charge in 2001 relates to the resolution of leases with one tenant that involved 26 service stations in Missouri, Illinois, California and Texas. The Company, through its operating subsidiary, FSI, has commenced operating and supplying fuel to 20 of these locations. The charges in 2000 resulted in costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties. Costs of $500,000 were incurred in the resolution of a lease with an operator of service stations in Georgia.

Interest expense for the nine months ended September 30, 2001 totaled $19,426,000, a decrease of 12.7% when compared to the nine months ended September 30, 2000. This decrease is primarily due to lower interest rates and lower debt levels. Amortization of loan origination fees increased to $4,739,000 in 2001 as compared to $964,000 in 2000. This increase is due to the fees associated with the Bank of America bridge facility which were expensed over the first eight months of 2001. Derivative settlement payments related to the interest rate instruments with Credit Lyonnais and Bank of America increased to $1,053,000.

As of December 29, 2000, all of the 825,000 contingent shares of common stock relating to the termination of the management contract with QSV had been earned and issued. As the liability had been settled in full, no amounts were recorded in the nine months ended September 30, 2001. For the nine months ended September 30, 2000, a non-cash accounting credit of $3,752,000 was recorded. This credit represents the decline in market value of a share of common stock at September 30, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent OP units issuable to QSV pursuant to the termination agreement.

During the nine months ended September 30, 2001, the Company recorded an asset impairment charge of $17,091,000, as compared to $5,271,000 recorded during the nine months ended September 30, 2000. During the nine months ended September 30, 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company has classified these properties as Assets Held for Sale, and an impairment charge of $7,743,000 was recorded to write these assets down to the estimated proceeds anticipated from the disposal of these properties net of estimated costs to sell. Also during this period, management analyzed service stations in Missouri, Illinois and Texas which were late paying rent and defaulting on certain lease terms for possible impairment. It was determined that 16 of these properties had carrying values in excess of fair value. The Company recorded an impairment charge of $7,567,000 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $1,781,000 were recorded from the revaluing of 17 other assets to their estimated fair value.

Fair value adjustment for the interest rate swap agreement for the nine months ended September 30, 2001 totaled $2,607,000. The adoption of SFAS No. 133, as of January 1, 2001 resulted in the recognition of a liability of $1,474,000, with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap agreement was entered into in 2000 to hedge the variable rate interest payments related to the Company's previous term loan with Credit Lyonnais. During January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from an eight month bridge loan. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 was reclassified to earnings over the period of the bridge loan. Prior to August 2001, the Company had not redesignated this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan. As a result, all changes in the fair value of the interest rate swap agreement subsequent to the Credit Lyonnais repayment and prior to August 2001 were recognized in earnings immediately. In conjunction with the closing of the Certificates, the Company redesignated this swap as a hedge against the Certificates. Of the $2,607,000 recorded, $1,474,000 represents reclassification of the January 1, 2001 adjustment from other comprehensive income and $1,133,000 represents the change in the fair value of the interest rate swap.

The gain on sale of properties of $1,893,000 for the nine months ended September 30, 2001 relates to the sale of 26 properties for cash of $17,121,000, net of closing costs, and notes of $1,033,000. The gain on sale of properties of $1,649,000 for the nine months ended September 30, 2000 relates to the sale of 62 properties for cash of $42,319,000 and notes of $1,233,000, and the non-renewal of ground leases.

Minority interest in net income was $3,324,000 for the nine months ended September 30, 2001, compared to $3,151,000 for the nine months ended September 30, 2000.

Loss on early extinguishment of debt was $340,000 for the nine months ended September 30, 2001. On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company wrote-off $340,000 in unamortized loan origination fees associated with this facility.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating and dividend payment needs is generally used to reduce amounts outstanding under the Company's credit agreements or make new property acquisitions. The Company currently has three letters of intent for acquisitions outstanding worth approximately $19,000,000. The terms of the Company's leases ("triple net leases") generally require that the tenant is responsible for maintenance and improvements to the property. The Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $145,000 during the remainder of this year to renovate and remodel currently owned properties.

During the nine months ended September 30, 2001, the Company declared dividends of $17,646,000 to its common stockholders (or $.11 per month per share of common stock) and $5,327,000 to its preferred stockholders (or $0.4825 per quarter per share of preferred stock).

During the three months ended June 30, 2001, the Company was informed that two of its tenants had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the "Bankruptcy Code"). Gant Acquisition LLC ("Gant"), which leases 27 service stations in North Carolina, filed on May 21, 2001. Annual rent from these properties is approximately $1,504,000. Vista DFW Locs, LLC (formerly VISTA Stores LLC) ("Vista"), which leases 53 FINA branded convenience stores/service stations in Texas, filed on June 29, 2001. Annual rent from these properties is approximately $2,236,000. The rents from these properties are not delinquent and the Company does not anticipate any adverse impairment of values associated with these properties.

During the three months ended September 30, 2001, the Company was informed that one of its tenants leasing 19 casual dining restaurant properties was experiencing financial difficulties. Annual rent from these properties is approximately $3,058,000. The Company has received only a portion of the rent from this tenant for October and November. Based on current information, the Company does not anticipate any material adverse impairment of values associated with these properties, but expects interruption of a significant portion of the rent payments for an extended period.

During October 2001, the Company was informed that one of its borrowers, Lyon's of California, Inc., had filed for protection under Chapter 11 of the Bankruptcy Code. At September 30, 2001 there was approximately $11,600,000 due from Lyon's for which $2,500,000 had been reserved. Interest revenue associated with these notes is approximately $123,000 per month.

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the "Certificates") through its subsidiary U.S. Restaurant Properties, Inc. Funding 2001-A, L.P. Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company's secured bridge facility with Bank of America and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001. The Certificates amortize over 15 years, bear interest at the 30 - day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006. At September 30, 2001 there was $179,776,000 outstanding on the Certificates.

In conjunction with the completion of the offering of the Certificates, the Company entered into the Bank of America Derivatives: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000 and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year and lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years.

In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180 - day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $3,500,000 of the facility may be used for letters of credit. Effective January 9, 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders. There is a 2.25% fee per annum on the outstanding letter of credit. Amounts available under this facility are further reduced by the market value of the Bank of America Derivatives in excess of a $2,000,000 threshold. At September 30, 2001, the availability under this facility was $2,397,000.

On January 17, 2001, the Company entered into an agreement with two affiliates of Lone Star Fund III (U.S.), L.P. ("Lone Star") providing for the sale of 1,877,935 shares of Common Stock at a price of $10.65 per share, for aggregate consideration of $20,000,000 (the "Lone Star Transaction"). The Lone Star Transaction will involve three or more closings: an initial closing, that occurred on March 9, 2001, at which Lone Star paid $5,000,000 in exchange for 469,484 shares; a closing on October 30, 2001 at which Lone Star paid $7,000,000 in exchange for 657,277 shares, and one or more subsequent closings, to occur on or before December 31, 2001, at which up to an additional 751,174 shares will be purchased.

Management believes that cash flow from operations, along with the Company's ability to raise additional equity through joint ventures and anticipated sales of properties, additional proceeds from the sale of the remaining shares of common stock to Lone Star, funds available under the revolving credit facility and the Company's anticipated ability to obtain financing will provide the Company with sufficient liquidity to meet its foreseeable capital needs. However, there can be no assurance that the terms of anticipated financing will be as favorable to the Company as under the existing facilities.

FUNDS FROM OPERATIONS (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") in their National Policy Bulletin dated November 8, 1999, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), excluding real estate related depreciation and amortization, gains (or losses) from sales of property, impairment of long-lived assets, extraordinary items and items of a similar nature that are allocable to minority interest holders. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company's financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

The following table sets forth, for the three and nine months ended September 30, 2001 and 2000, the calculation of funds from operations.

                                             Three Months Ended      Nine Months Ended
                                                September 30,          September 30,
                                              2001        2000        2001        2000
                                            --------    --------    --------    --------
(in thousands)
Net loss allocable to common stockholders   $ (2,588)   $   (363)   $(24,271)   $ (4,904)
Depreciation and amortization                  5,474       5,955      17,274      18,890
Gain on sale of property                        (285)       (978)     (1,893)     (1,649)
Impairment of long-lived assets                1,042       1,899      17,091       5,271
Extraordinary loss                                --          --         340          --
Income allocable to minority interests           (19)        (27)       (182)       (355)
                                            --------    --------    --------    --------
Funds from operations                       $  3,624    $  6,486    $  8,359    $ 17,253
                                            ========    ========    ========    ========

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

SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and will be adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company has not yet determined the effect adopting SFAS No. 143 will have on its financial statements.

SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001, and will be adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. Discontinued operations are no longer measured on a net realizable value basis, and future operating losses are no longer recognized before they occur. The Company has not yet determined the effect adopting SFAS No. 144 will have on its financial statements.

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

An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate Certificates. At September 30, 2001 there was $179,776,000 of variable rate debt outstanding on these Certificates. The Certificates bear interest at the 30 - day LIBOR plus 100.6 basis points.

The Company has entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000. The Company will pay a fixed rate of 7.05% and receive a variable rate based upon LIBOR under this swap agreement. In August 2001, in conjunction with the completion of the Certificates offering, the Company entered into the Bank of America Derivatives: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000 and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year and lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years. Based on the Company's variable rate debt and the derivatives designated as cash flow hedges against this debt, a 10% increase or decrease in interest rates would result in an increase or decrease in interest charges of approximately $48,000.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)       Exhibits

                  Exhibit 2.1 - Certificate of Merger of QSV Properties, Inc. with and into U.S. Restaurant Properties, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

                  Exhibit 2.2 - Articles of Merger between QSV Properties, Inc. a Delaware corporation and U.S. Restaurant Properties, Inc., a Maryland corporation (incorporated by reference to Exhibit 2.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

                  Exhibit 2.3 - Agreement of Plan of Merger (incorporated by reference to Exhibit 2.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2000)

                  Exhibit 3.1 - Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement of Form S-3 (File No. 333-34263))

                  Exhibit 3.2 - Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4 (File No. 333-21403))

                  Exhibit 4.1 - Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-4 (File No. 333-21403))

                  Exhibit 10.1 - Amended and Restated Property Management Agreement dated August 1, 2001.

                  Exhibit 10.2 - Amended and Restated Indenture dated August 1, 2001.

                  Exhibit 11.1 - Earnings per Share Computation

b)       Reports on Form 8-K

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        U.S. Restaurant Properties, Inc.




Dated:  November 14, 2001               By: /s/ H.G. Carrington, Jr.
                                            ------------------------------------
                                            H.G. Carrington, Jr.
                                            Chief Financial Officer
                                            Chief Operating Officer
                                            (Principal Financial Officer)

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER              DESCRIPTION
--------            -----------
10.1              Amended and Restated Property Management Agreement dated
                  August 1, 2001.

10.2              Amended and Restated Indenture dated August 1, 2001.

11.1              Earnings per Share Computation
