Form 10-K405
period 2001-12-31
U S RESTAURANT PROPERTIES INC
filed 2002-04-01
CIK 1032462

Use these links to rapidly review the document
U.S. Restaurant Properties, Inc.
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 1-13089

U.S. Restaurant Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland (State or other jurisdiction of incorporation or organization)	75-2687420 (I.R.S. Employer Identification No.)
12240 Inwood Rd., Suite 300, Dallas, Texas 75244 (Address of principal executive offices) (Zip Code)
(972) 387-1487 (Registrant's telephone number, including area code) Securities Registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share $1.93 Series A Cumulative Convertible Preferred Stock	New York Stock Exchange New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of the common stock (based upon the closing price of the common stock on March 18, 2002, on the New York Stock Exchange) held by non-affiliates of the registrant was $198,978,674.

        As of March 18, 2002, U.S. Restaurant Properties, Inc. had 19,551,207 shares of common stock $.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the company's 2002 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

U.S. Restaurant Properties, Inc.

PART I

Item 1. Business.

General

        U.S. Restaurant Properties, Inc. (the "Company") is a fully integrated, self-administered real estate investment trust ("REIT"). The Company owns, manages and acquires restaurant, service station and other service retail properties. At December 31, 2001, the Company's portfolio consisted of 811 properties (the "Properties"), located in 48 states and leased by approximately 281 tenants. In addition, the Company owned ten billboard properties, one office building and one fuel terminal facility. The Properties are leased by the Company on a triple net basis primarily to operators of fast food and casual dining chain restaurants affiliated with major brands such as Burger King®, Arby's®, Dairy Queen®, Hardee's®, Chili's®, Pizza Hut® and Schlotzsky's® and regional franchises such as Grandy's® and Taco Cabana®, and to gasoline service station operators affiliated with major brands such as Shell® and Phillips 66®. Triple net leases ("Triple Net") typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance. As of December 31, 2001, over 90% of the Properties were leased pursuant to leases with average remaining lease terms (excluding renewal options) in excess of 12 years. Additionally, during 2001, the Company commenced operating various service stations and restaurants to transition the operations of these properties from one tenant to another.

        The Company is a Maryland corporation that has made an election to be taxed as a REIT for federal income tax purposes for each calendar year commencing with its taxable year ended December 31, 1997. Both the Common Stock, par value $.001 per share ("Common Stock"), and the $1.93 Series A Cumulative Convertible Preferred Stock, par value $.001 per share ("Preferred Stock"), of the Company are traded on the New York Stock Exchange under the symbols "USV" and "USV pA", respectively. The principal executive offices of the Company are located at 12440 Inwood Road, Suite 300, Dallas, Texas 75244. The telephone number is (972) 387-1487.

History and Structure of the Company

        The Company's predecessor, U.S. Restaurant Properties Master L.P. ("USRP"), and U.S. Restaurant Properties Operating L.P. (the "Operating Partnership") were formed in 1985 by Burger King Corporation ("BKC") and QSV Properties, Inc. ("QSV"), both of which were at the time wholly-owned subsidiaries of The Pillsbury Company. QSV acted as the general partner of USRP and the Operating Partnership. BKC was a special general partner of USRP until its withdrawal on November 30, 1994. USRP effected an initial public offering in 1986 and the proceeds therefrom were used to purchase the Company's initial portfolio of 128 properties from BKC. From 1986 through March 1995, the partnership agreement governing USRP limited the activities of the Company to managing the original portfolio of properties.

        In May 1994, QSV began implementing a number of new strategies intended to enhance the Company's growth. These strategies included USRP and the Operating Partnership, among other things, acquiring new properties, enhancing investment returns through merchant banking activities and developing new co-branded service centers on a selective basis. From May 1994 through December 2001, the Company increased the number of Properties owned or managed from 123 to 811, net of dispositions.

        On October 15, 1997, the Company effected the conversion of USRP into a self-administered REIT. The conversion was effected through the merger (the "Merger") of USRP Acquisition, L.P., a partnership subsidiary of the Company, with and into USRP. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest (the "Units") of USRP became stockholders of the Company. On October 16, 1997, the Common Stock commenced trading on the NYSE under the symbol "USV". In connection with the conversion, QSV withdrew as general partner of USRP and the Operating Partnership, effective October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner for USRP and the Operating Partnership. In exchange for its interests in USRP and the Operating

Partnership and the termination of its management contract, QSV received 126,582 shares of Common Stock and 1,148,418 units of beneficial interest in the Operating Partnership ("Operating Partnership Units"), which were exchangeable at any time for shares of Common Stock on a one-for-one basis, and the right to receive up to 825,000 additional Operating Partnership Units or shares of Common Stock based on the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based upon what QSV would have received under their prior management contract with USRP for management of USRP's acquisition, development, and sales activity. As of December 29, 2000, all of the 825,000 contingent shares of Common Stock had been earned and issued.

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

Diversification

        The Company conducts its operations in a manner intended to enhance the predictability and sustainability of its cash flows by diversifying its portfolio by geographic location and number of tenants. The Company believes that geographic diversification moderates the effects of downturns in regional and local economies on the Company's financial position. The Properties are further diversified by the number of tenants. At December 31, 2001, no single tenant accounted for more than 10% of the Company's revenues and the ten largest tenants combined, accounted for 35% of the Company's revenues.

Leases with Restaurant and Service Station Operators

        Typically, the Company acquires a property that has been operated as a fast food or casual dining restaurant and that is subject to a lease with a remaining term of five to 20 years and a co-terminus franchise agreement. Substantially all of the Company's existing leases are Triple Net. The Triple Net lease structure is designed to provide the Company with a consistent stream of income without the obligation to reinvest in the Property. In addition to the base rent, approximately 52% of the Company's leases provide for rental payments equal to a percentage of the Property's sales in excess of a threshold amount. For the twelve months ended December 31, 2001, percentage rental revenues represented approximately 7% of total rental revenues.

        The Company has implemented an early renewal program in which the Company offers remodeling grants to tenants in consideration for renewing and restructuring leases. Through January 31, 2002, the Company has paid an aggregate of approximately $3,849,000 for remodeling under this program. The Company considers these remodeling grants to be prudent given the resulting increased sales at the remodeled restaurants and the reduced risk and potential cost associated with re-leasing the site to a new operator or concept.

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

        The following table sets forth information regarding lease expirations, excluding lease extension options, for the Properties.

Lease Expiration Schedule

Year	Number of Leases Expiring	Percent of Total
2002	28	3.45%
2003	40	4.93%
2004	34	4.19%
2005	29	3.58%
2006	23	2.84%
2007	28	3.45%
2008	11	1.36%
2009	14	1.73%
2010	20	2.47%
2011	13	1.60%
2012	15	1.85%
2013	36	4.44%
2014	24	2.96%
2015	6	0.74%
2016	75	9.25%
2017	94	11.59%
2018	92	11.34%
2019	70	8.63%
2020	57	7.03%
2021	13	1.60%
2022	6	0.74%
2023	4	0.49%
2024	2	0.25%
Land	7	0.86%
Unleased Properties	70	8.63%

	811	100.00%

Ownership of Real Estate Interests

        Of the 811 Properties included in the Company's portfolio as of December 31, 2001, the Company (i) owned both the land and building in fee simple on 668 of such Properties (the "Fee Properties"), (ii) owned the land, with the tenant owning the building on 36 of such Properties and (iii) leased the land, the building or both from a third-party lessor on 107 of such Properties (the "Leasehold Properties"). Of the 107 Leasehold Properties, 18 are Properties on which the Company leases from a third party the underlying land, the building and the other improvements thereon (the "Primary Leases") and then subleases the property to the operator. Under the terms of the remaining 89 Leasehold Properties (the "Ground Leases"), the Company leases the underlying land from a third party and owns the building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The terms of the Primary Leases and Ground Leases expire from one to 18 years.

        The terms and conditions of each Primary Lease and Ground Lease vary substantially. Such leases, however, have certain provisions in common, including that: (i) the initial term is 20 years or less, (ii) the rentals payable are stated amounts that may escalate over the terms of the Primary Leases and Ground Leases (and/or during renewal terms), but normally are not based upon a percentage of sales of the operations thereon, and (iii) the Company is required to pay all taxes and operating, maintenance and insurance expenses for the Leasehold Properties. In addition, under substantially all of the leases the Company may renew the term one or more times at its option (although the provisions governing any such renewal vary significantly and some renewal options are at a fixed rental amount while others are at fair rental value at the time of renewal). Several Primary Leases and Ground Leases also give the owner the right to require the Company, upon the termination or expiration thereof, to remove all improvements situated on the Property.

        Although the Company, as lessee under each Primary Lease and Ground Lease, generally has the right to freely assign or sublet all of its rights and interest thereunder, the Company is not permitted to assign or sublet any of its rights or interests under certain of the Primary Leases and certain of the Ground Leases without obtaining the lessor's consent or satisfying certain other conditions. In addition, 36 of the Primary Leases and Ground Leases require the Company to use such Leasehold Properties only for the purpose of operating a Burger King® restaurant or another specified brand of restaurant thereon. In any event, no transfer will release the Company from any of its obligations under any Primary Lease or Ground Lease, including the obligation to pay rent.

Use and Other Restrictions on the Operation and Transfer of Burger King Restaurant Properties

        The Company was originally formed for the purpose of acquiring all BKC's interest in the original portfolio and leasing or subleasing them to BKC franchisees under the leases/subleases. Accordingly, the limited partnership agreement of the Operating Partnership (the "Operating Partnership Agreement") contains provisions that state, except as expressly permitted by BKC, that the Company may not use such properties for any purpose other than to operate a Burger King restaurant during the term of the lease. In addition, the Operating Partnership Agreement: (i) requires the Company, in specific circumstances, to renew or extend a lease/sublease and enter into a new lease with another franchisee of BKC, to approve an assignment of a lease/sublease, to permit BKC to assume a lease/sublease at any time and to renew a Primary Lease, and (ii) imposes restrictions and limitations upon the Company's ability to sell, lease or otherwise transfer any interest in the properties. The Operating Partnership Agreement requires the Company to provide BKC notice of default under a lease/sublease and an opportunity to cure such default prior to taking any remedial action. The Operating Partnership Agreement also requires the Company under specific circumstances to provide tenants with assistance with remodeling costs. The terms imposed on the Company by the Operating Partnership Agreement may be less favorable than those imposed upon other lessors of Burger King restaurants. BKC has advised the Company that it intends to waive or not impose some of the restrictive provisions contained in the Operating Partnership Agreement.

Operating Segments

        Effective in 2001, with the formation of Fuel Supply Inc., a subsidiary of the Company, and the commencement of retail operations, the Company now has two operating segments, real estate and retail. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated by the chief operating decision-maker, principally the executive officers of the Company, in deciding how to allocate resources and in assessing performance.

        Real Estate.    Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its revenues primarily from rental income received on its 811 restaurant and service station properties located throughout 48 states.

        Retail.    Commencing in 2001, the Company formed Fuel Supply Inc. ("FSI"), which began retail sales. The Company anticipates maintaining this retail operating capability to transition the operations of any of its properties from one tenant to another. At December 31, 2001, FSI had operations at 29 service stations, three restaurants, and one car wash. Revenues from this segment are generated from the gasoline, food and convenience store sales at these 33 locations.

Employees and Management

        On February 28, 2002, the Company had approximately 181 employees, including 147 employees associated with the Company's retail operations and 34 associated with real estate activities. The Company believes that relations with its employees are good.

Competition

        The Company believes that it competes with numerous other publicly-owned entities, some of which dedicate substantially all of their assets and efforts to acquiring, owning and managing chain restaurant properties and a number of which have financial resources greater than those of the Company. The Company also competes with numerous private firms and individuals for the acquisition of restaurant, service station and other service retail properties. In addition, there are other publicly owned entities that are dedicated to acquiring, owning and managing Triple Net lease properties. The majority of chain restaurant properties are owned by restaurant operators and real estate investors. Management believes, based on its industry knowledge and experience, that this fragmented market provides the Company with opportunities to make strategic acquisitions.

        The restaurants and service stations operated on the Company's properties are subject to significant competition (including, for example, competition from other national and regional "fast food" restaurant chains, local restaurants, national and regional restaurant chains that do not specialize in "fast food" but appeal to many of the same customers as do "fast food" restaurants, national and regional service station chains, and other competitors such as convenience stores and supermarkets that sell ready-to-eat food and gasoline). The success of the Company depends, in part, on the ability of the restaurants and service stations operated on the Properties to compete successfully with such other businesses. The Company does not anticipate, except for the Properties operated by FSI, that it will seek to engage directly in or meet such competition. Instead, the Company will be dependent upon the experience and ability of the lessees operating the businesses located on the Properties and, with respect to its franchisee-operated properties, the franchisor systems, to compete with these other restaurants, service stations and similar operations.

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

        American With Disabilities Act ("ADA").    Under the ADA, all public accommodations, including restaurants, are required to meet certain federal requirements relating to physical access and use by disabled persons. A determination that the Company or one of its properties is not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorney's fees. The Company's leases contemplate that compliance with the ADA is the responsibility of the operator. The Company is not currently a party to any litigation or administrative proceeding with respect to a claim of violation of the ADA and does not anticipate any such action or proceeding would have a material adverse effect upon the Company.

        Land-use, Fire and Safety Regulations.    In addition, the Company and its restaurant operators are required to operate the Properties in compliance with various laws, land-use regulation, fire and safety regulations and building codes as may be applicable or later adopted by the governmental body or agency having jurisdiction over the location of the Property or the matter being regulated. The Company does not believe that the cost of compliance with such regulations and laws would have a material adverse effect upon the Company.

        Health Regulations.    The restaurant industry is regulated by a variety of state and local departments and agencies, concerned with the health and safety of restaurant customers. These regulations vary by restaurant location and type. The Company's leases provide for compliance by the restaurant operator with all health regulation and inspections and require that the restaurant operator obtain insurance to cover liability for violation of such regulations or the interruption of business due to closure caused by failure to comply with such regulations. The Company is not currently a party to any litigation or administrative proceeding with respect to the compliance with health regulations of any Property it finances, and does not anticipate any such action or proceeding would have a material adverse effect upon the Company.

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

Real Estate Investment Risks

        Value of Real Estate Dependent on Numerous Factors.    Real property investments are subject to varying degrees of risk. Real estate values are affected by a number of factors, including:

        —    changes in the general economic climate;

        —    local conditions, such as an oversupply of space or a reduction in demand for real estate in an area;

        —    the quality and philosophy of management;

        —    competition from other available space;

        —    governmental regulations;

        —    interest rate levels;

        —    the availability of financing;

        —    potential liability under, and changes in, environmental, zoning, and other laws;

        —    the perceptions of prospective tenants of the safety, convenience and attractiveness of the Properties;

        —    the ability of the Company to collect on a timely basis all rents from tenants;

        —    the expense of periodically renovating, repairing and reletting space; and

        —    civil unrest, acts of God (which may result in uninsured losses), acts of war, and other factors beyond the Company's control.

        Reliance on Burger King® and other Major Brands.    Of the Properties, 173, or 21% of the total Properties as of December 31, 2001, are occupied by operators of Burger King® restaurants. In addition, the Company may acquire additional Burger King® properties. Further, significant franchise brands account for 48% of the remaining Properties. As a result, the Company is subject to the risks inherent in investments concentrated in a single franchise brand, such as a reduction in business following adverse publicity related to the brand or if the Burger King® restaurant chain (and its franchisees) or another major chain (and its franchisees) were to suffer a system-wide decrease in sales, the ability of franchisees to pay rents (including percentage rents) to the Company may be adversely affected.

        Failure to Renew Leases and Franchise Agreements.    The Properties are leased to restaurant and other franchise operators pursuant to leases with remaining terms varying from one to twenty-three years at December 31, 2001 and an average remaining term of 12 years. No assurance can be given that such leases will be renewed at the end of the lease terms or that the Company will be able to renegotiate terms which are acceptable to the Company.

        Expiring Leases.    The Company's inability to renew or release space upon expiration of its expiring leases could adversely affect the Company's cash available for distributions. In that regard, during 2002 and 2003, leases covering approximately 8% of the Company's total leased space are scheduled to expire.

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

        Competition Exists for Tenants of the Company's Properties.    The restaurants operated on the Properties are subject to significant competition (including competition from other national and regional fast food restaurant chains) including other Burger King® restaurants, local restaurants, restaurants owned by BKC or affiliated entities, national and regional restaurant chains that do not specialize in fast food but appeal to many of the same customers and other competitors such as convenience stores and supermarkets that sell prepared and ready-to-eat foods. The success of the Company depends, in part, on the ability of the restaurants operated on the Properties to compete successfully with such businesses.

Risks of Adverse Effect on the Company from Debt Servicing, Increases in Interest Rates, Financial Covenants and Absence of Limitations on Debt

        Debt Financing.    The Company is subject to risks normally associated with debt financing, including the risk (a) that the Company's cash flow will be insufficient to meet required payments of principal and interest or (b) that the Company's financial situation may restrict its ability to comply with the customary financial and other covenants, (c) the risk that existing indebtedness on the Properties will not be able to be refinanced or (d) that the terms of such refinancings will be as favorable as the terms of the existing indebtedness. While management believes they will be successful in obtaining new financing as required, there can be no assurance that the Company will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness.

        Risk of Rising Interest Rates. A portion of the Company's outstanding indebtedness bears interest at variable rates. In addition, the Company may incur indebtedness in the future that also bears interest at a variable rate or may be required to refinance its debt at higher rates. Increases in interest rates could increase the Company's interest expense, which could adversely affect the Company's ability to pay expected distributions to stockholders.

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

Influence of Significant Stockholders

        Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (the "Lone Star Holders")) owned as of December 31, 2001 a total of 19.19% of the outstanding Common Stock. So long as the Lone Star Holders collectively hold a significant percentage of the outstanding Common Stock, the Lone Star Holders could exert substantial influence over the affairs of the Company.

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

Failure to Qualify as a REIT Could Adversely Affect Stockholders; Other Tax Liabilities

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

        Effect of REIT Distribution Requirements.    To maintain its qualification as a REIT, the Company must annually distribute to the Company's stockholders at least 90% (95% prior to 2001) of its net ordinary taxable income (not capital gains). This requirement limits the Company's ability to accumulate capital. Under certain circumstances, the Company may not have sufficient cash or other liquid assets to meet the distribution requirement. Difficulties in meeting the distribution requirements might arise due to competing demands for the Company's funds or to timing differences between tax reporting and cash receipts and disbursements (because income may have to be reported before cash is received, or expenses may have to be paid before a deduction is allowed or deductions may be disallowed or limited). In those situations, the Company might be required to borrow funds or sell properties on adverse terms in order to meet the distribution requirements. Although the Company does not anticipate difficulties in meeting the distribution requirements, no assurance can be given that the necessary funds will be available. If the Company fails to make a required distribution, it would cease to be a REIT.

Item 2. Properties.

General

        The Company owns, manages and acquires restaurant, service station and other service retail sites that it typically leases on a Triple Net basis primarily to operators of fast food, casual dining chain restaurants and gasoline service stations affiliated with national brands such as Burger King®, Arby's®, Dairy Queen®, Hardee's®, Chili's®, Pizza Hut®, Shell®, Phillips 66® and Schlotzsky's® and regional brands such as Grandy's® and Taco Cabana®. Management believes that the long-term, Triple Net structure of its leases results in a more predictable and sustainable income stream than other forms of real estate investments.

Properties

        As of December 31, 2001, the Company owned 811 business properties, including 173 Burger King® Properties, 66 Arby's® Properties, 44 Fina® Properties, 32 Dairy Queen® Properties, 28 Grandy's® Properties, 27 Schlotzsky's® Properties, 22 El Chico® Properties, and 20 Popeye's® Properties. The Properties are located in 48 states, with no state, except Texas (32.68%), accounting for greater than 7% of the Properties. Of the 811 Properties, over 90% were leased on a Triple Net basis as of December 31, 2001.

        The following table contains information by state regarding the Properties owned by the Company as of December 31, 2001.

Location by State	Number of Properties	Percent of Total
Texas	265	32.68%
North Carolina	54	6.66%
New York	34	4.19%
Illinois	32	3.95%
California	29	3.58%
Georgia	29	3.58%
Michigan	28	3.45%
Oklahoma	27	3.33%
Arizona	26	3.21%
Florida	26	3.21%
Hawaii	24	2.96%
Tennessee	19	2.34%
Minnesota	18	2.22%
Pennsylvania	17	2.10%
Iowa	15	1.85%
Indiana	13	1.60%
Maryland	12	1.48%
South Carolina	12	1.48%
Missouri	11	1.36%
Louisiana	10	1.23%
Other states (less than ten Properties)	110	13.54%

	811	100.00%

        The Company intends to continue to strategically acquire properties affiliated with major national brands such as Burger King®, Arby's®, Wendy's®, and Chili's ® and regional brands such as Grandy's® and Taco Cabana®, operated by competent, financially-stable multi-unit restaurant operators. The Company believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company believes its income stream is further protected through the increasing diversification of the Properties by brand affiliation. Since May 1994, the Company has significantly expanded the number of its brand affiliations. Of the 688 Properties (net of dispositions) acquired since May 1994, only 50 were Burger King® restaurants and the balance were affiliated with other national and regional chain restaurants and service stations.

        The following table contains information by brand regarding the Properties owned by the Company as of December 31, 2001.

Brand Name	Number of Properties	Percent of Total
Burger King®	173	21.33%
Arby's®	66	8.14%
Fina®	44	5.43%
Dairy Queen®	32	3.95%
Grandy's®	28	3.45%
Gant®	27	3.33%
Schlotzsky's®	27	3.33%
El Chico®	22	2.71%
Popeye's®	20	2.47%
Phillips 66®	19	2.34%
Spaghetti Warehouse®	17	2.10%
Pizza Hut®	17	2.10%
Bruegger's Bagels®	17	2.10%
Hardee's®	15	1.84%
Kettle®	14	1.73%
Applebee's®	12	1.48%
Taco Cabana®	11	1.36%
Other brands (less than ten Properties)	250	30.81%

Total Properties	811	100.00%

Item 3. Legal Proceedings.

        During 2001, the Company was informed that one of its tenants, Gant Acquisition LLC ("Gant") had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the "Bankruptcy Code"). Gant, which leases 27 service stations in North Carolina, filed on May 21, 2001.

        During 2002, the Company was informed that one of its tenants, ICH Corporation and its wholly owned subsidiary, Sybra, Inc. had filed for protection under Chapter 11 of the Bankruptcy Code on February 5, 2002. Sybra Inc. leases 59 restaurant locations from the Company.

        The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to stockholders in the quarter ended December 31, 2001.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is traded on the New York Stock Exchange under the symbol "USV". The high and low sales prices of the shares and the dividends and distributions declared during 2000 and 2001 are set forth below:

	Market Price
			Dividends Declared
	High	Low
2000
First Quarter	$14.53	$9.59	$0.4650
Second Quarter	12.07	7.33	—
Third Quarter	11.31	8.23	0.3300
Fourth Quarter	10.75	8.81	0.3300

			$1.1250

2001
First Quarter	$11.39	$8.70	$0.3300
Second Quarter	14.31	10.04	0.4400
Third Quarter	14.44	11.22	0.3300
Fourth Quarter	14.64	12.12	0.3300

			$1.4300

        As of February 26, 2002, the Company's Common Stock was held by 1,628 stockholders of record. On July 14, 2000, the Company announced a new Common Stock dividend plan, which changed dividends declared and paid on Common Stock and Operating Partnership Units from a quarterly basis to a monthly basis beginning August 15, 2000. During the second quarter of 2001, the Company changed its declaration date of the common stock dividends from the 1st of every month to the last working day of the previous month. Therefore the second quarter of 2001 shows four monthly dividends declared. As a REIT, the Company is required to distribute 90% of taxable income to shareholders in the form of dividends. Of the $1.43 dividends declared in 2001, $1.43 or 100% represented return of capital.

Item 6. Selected Financial Data.

        The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto.

	Years ended December 31,
	1997	1998	1999	2000	2001
	In thousands, (except per unit/share and property data)
Statement of Operations:
Revenues(1):
Rental income	$30,788	$51,832	$72,002	$74,040	$67,898
Interest income	1,091	2,855	6,747	5,488	5,362
Amortization of unearned income on direct financing leases	1,568	1,174	868	577	316

Total revenues	33,447	55,861	79,617	80,105	73,576
Expenses:
Property(2)	422	675	1,149	2,345	2,192
Depreciation and amortization	9,415	15,753	23,682	25,105	22,795
General and administrative(2)	3,519	4,607	19,106	18,187	13,469
Interest expense	10,011	16,689	29,410	30,706	29,388
Derivative settlement payments	—	—	—	—	2,065
REIT conversion costs	920	—	—	—	—
Termination of management contract	19,220	12,047	(239)	(3,713)	—
Equity in net loss (income) of affiliates	—	317	(13)	—	—
Fair value adjustment for interest rate swap	—	—	—	—	2,602
Impairment of long-lived assets	—	127	5,000	6,106	18,445

Total expenses	43,507	50,215	78,095	78,736	90,956
Retail Operations
Operating revenue	—	—	—	—	14,520
Operating general and administrative	—	—	—	—	(1,210)
Cost of sales	—	—	—	—	(12,720)

Income from retail operations	—	—	—	—	590

Gain (loss) on sale of property	869	403	(165)	2,725	3,607
Minority interest in operating partnership	(202)	58	(567)	(4,139)	(4,485)
Loss on early extinguishment of debt	—	(190)	—	—	(944)

Net income (loss)	$(9,393)	$5,917	$790	$(45)	$(18,612)

Net loss allocable to common shareholders	$(10,261)	$(1,185)	$(6,312)	$(7,147)	$(25,714)
Weighted average shares outstanding:(3)
Basic and diluted	11,693	13,325	14,863	15,404	17,999
Loss per share:
Basic and diluted	$(0.88)	$(0.09)	$(0.42)	$(0.46)	$(1.43)
Dividends declared per share	$1.38	$1.57	$1.82	$1.12	$1.43
Balance Sheet Data:
Total assets	$359,149	$604,169	$702,077	$625,023	$577,508
Line of credit and long-term debt	129,196	342,112	396,108	356,680	337,119
Capitalized lease obligations	170	63	17	16	—
Minority interest	19,536	29,567	81,685	54,733	54,337
Stockholders' equity	205,412	209,775	194,164	190,325	156,600
Other Data:
Cash flow from operating activities	19,334	38,238	48,116	32,647	32,878
Cash flow provided by (used in) investing activities	(174,040)	(243,724)	(113,198)	41,003	18,693
Cash flow provided by (used in) financing activities	155,429	206,239	72,920	(77,836)	(46,734)
Number of Properties	579	833	912	850	811

(1)
Reflects the reclassification in prior years of amounts previously reported as rent expense to a reduction of rent income for those Properties with leases that require the operator to be responsible for the payment of ground rents.
(2)
Reflects the reclassification in prior years of property expense amounts previously reported as general and administrative expense.
(3)
Weighted average number of units/shares outstanding, dividends/distributions per unit/share and earnings (loss) per unit/share have been adjusted to reflect the three-for-two split of the Common Stock in 1997.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

        The Company derives its revenue primarily from the leasing of its Properties (restaurants and service stations) to operators on a Triple Net basis. Triple Net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable. Approximately 52% of the Company's leases provide for base rent plus a percentage of the tenant's sales in excess of a contractual threshold. As a result, portions of the Company's revenues are a function of the number of Properties in operation and their level of tenant's sales. Tenant's sales at individual Properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy. During 2001, the Company commenced operating various service stations and restaurants to transition the operations of these properties from one tenant to another.

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

Critical Accounting Policies and Estimates

        Management's discussion and analysis of financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates these estimates, including asset impairment and provision for doubtful accounts. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

Rent Recognition

        Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis. Contingent rent is recognized as revenue after the related lease sales targets are achieved.

        In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," ("EITF 98-9"), which provided guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rent"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998. As the Company has already complied with the requirements of accounting for contingent rents, the Company believes it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which was effective October 1, 2000.

Asset Impairment

        The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant's sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an appraisal or other estimate of fair market value of the property affected.

Provision for Doubtful Accounts

        On a regular basis, management of the Company analyzes the collectability of amounts owed to the Company. Included in this analysis are all tenants which have significant balances due to the Company which are past due or collection of the amounts are questionable. If management determines that the ultimate collection of these amounts is impaired, a provision for doubtful accounts is recorded to bring the net receivable to its realizable value.

Comparison of the twelve months ended December 31, 2001 to the twelve months ended December 31, 2000.

        At December 31, 2001, the Company owned 811 properties. During the twelve months ended December 31, 2001, the Company disposed of 39 properties, net of acquisitions, the operations of which are included in the periods presented up until their respective dates of disposal.

        Total revenues, including interest income, income earned on direct financing leases, and income from retail operations, in the twelve months ended December 31, 2001 totaled $88,096,000, up 10.0% from the $80,105,000 recorded for the twelve months ended December 31, 2000. Rental revenues decreased 8.3% from $74,040,000 in the twelve months ended December 31, 2000 to $67,898,000 in 2001 primarily due to decreases in the number of properties owned during 2001 as compared to the same period in 2000. For the twelve months ended December 31, 2001, approximately 6.9% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 7.5% for the twelve months ended December 31, 2000. Interest income decreased 2.3% from $5,488,000 in the twelve months ended December 31, 2000 to $5,362,000 in 2001 is primarily due to reduced amounts of notes and mortgages receivable, partially offset by higher average cash balances available for short-term investment.

        Retail operations commenced in April 2001. The Company anticipates maintaining this retail operating capability to transition the operations of any of its properties from one tenant to another. Retail revenue, which is comprised of revenue from operating activities, was $14,520,000 in the twelve months ended December 31, 2001. There were no comparable revenues generated in 2000. Cost of sales associated with this revenue totaled $12,720,000 and general and administrative costs associated with this revenue totaled $1,210,000 in the twelve months ended December 31, 2001.

        Property expense for the twelve months ended December 31, 2001 totaled $2,192,000, a decrease of 6.5% when compared to the twelve months ended December 31, 2000. Depreciation and amortization expenses in the twelve months ended December 31, 2001 totaled $22,795,000, a decrease of 9.2% when compared to the twelve months ended December 31, 2000. These decreases relate directly to the decrease in the number of properties owned during 2001 as compared to the same period in 2000.

        General and administrative expenses for the twelve months ended December 31, 2001 totaled $8,232,000, compared to $7,960,000 for the twelve months ended December 31, 2000. During the twelve months ended December 31, 2001, the Company incurred costs of $813,000 for severance related to the Company's former Chief Executive Officer, a provision of $350,000 for severance related to the Company's former Chief Financial Officer and $230,000 for costs associated with hiring the Company's new Chief Operating Officer/Chief Financial Officer. These costs are partially offset by decreased legal costs associated with tenant litigation matters and reduced infrastructure costs as a result of the decrease in the number of properties managed.

        Provisions for doubtful accounts for the twelve months ended December 31, 2001 totaled $4,727,000 compared to $8,860,000 for the twelve months ended December 31, 2000. During the twelve months ended December 31, 2001, one of the Company's borrowers, Lyon's of California, Inc. filed for bankruptcy. The Company reserved $2,500,000 of the approximately $11,600,000 owed to the Company by Lyon's at the time of the bankruptcy filing. During the twelve months ended December 31, 2000, the Company fully provided for all outstanding notes and accounts receivable due from BC Oil Ventures LLC in the amount of $3,138,000. Additional provisions during the twelve months ended December 31, 2001 and 2000 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

        Loss on lease resolution for the twelve months ended December 31, 2001 totaled $510,000 compared to $1,367,000 for the twelve months ended December 31, 2000. The charge in 2001 relates to the resolution of leases with one tenant that involved 26 service stations in Missouri, Illinois, California and Texas. The Company, through its operating subsidiary, FSI, has commenced operating and supplying fuel to 20 of these locations. The charges in 2000 resulted in costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties and costs of $500,000 incurred in the resolution of a lease with an operator of service stations in Georgia.

        Interest expense for the twelve months ended December 31, 2001 totaled $24,156,000, a decrease of 18.1% when compared to the twelve months ended December 31, 2000. This decrease is primarily due to lower interest rates and lower debt levels. Amortization of loan origination fees increased to $5,232,000 in 2001 as compared to $1,225,000 in 2000. This increase is due to the fees associated with the Bank of America bridge facility entered into in January 2001 and repaid in August 2001, which were expensed over the first eight months of 2001. Derivative settlement payments related to the interest rate protection agreements with Credit Lyonnais and Bank of America increased to $2,065,000.

        As of December 29, 2000, all of the 825,000 contingent shares of common stock relating to the termination of the management contract with QSV had been earned and issued. As the liability had been settled in full, no amounts were recorded in the twelve months ended December 31, 2001. For the twelve months ended December 31, 2000, a non-cash accounting credit of $3,713,000 was recorded. This credit represents the decline in market value of a share of Common Stock at December 31, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent Operating Partnership units ("OP Units") issuable to QSV pursuant to the termination agreement.

        During the twelve months ended December 31, 2001, the Company recorded an asset impairment charge of $18,445,000, as compared to $6,106,000 recorded during the twelve months ended December 31, 2000. During the twelve months ended December 31, 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company has classified these properties as Assets Held for Sale, and an impairment charge of $7,743,000 was recorded to write these assets down to the estimated proceeds anticipated from the disposal of these properties net of estimated costs to sell. Also during this period, management analyzed service stations in Missouri, Illinois and Texas, which were late paying rent and defaulting on certain lease terms for possible impairment. It was determined that 16 of these properties had carrying values in excess of fair value. The Company recorded an impairment charge of $7,567,000 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $3,135,000 were recorded from the revaluing of 26 other assets to their estimated fair value.

        Fair value adjustment for the interest rate swap agreement for the twelve months ended December 31, 2001 totaled $2,602,000. The adoption of Statement of Financial Accounting Standard ("SFAS") No. 133, as of January 1, 2001 resulted in the recognition of a liability of $1,474,000, with a cumulative effect adjustment to other comprehensive income of $1,474,000. An interest rate swap agreement was entered into in 2000 to hedge the variable rate interest payments related to the Company's previous term loan with Credit Lyonnais. During January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from an eight-month bridge loan. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 was reclassified to earnings over the period of the bridge loan. Prior to August 2001, the Company had not redesignated this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan. As a result, all changes in the fair value of that interest rate swap agreement subsequent to the Credit Lyonnais repayment and prior to August 2001 were recognized in earnings immediately. In conjunction with the closing of the Triple Net Lease Mortgage Certificates (the "Certificates") in August 2001, the Company redesignated this swap as a hedge against the Certificates. Of the $2,602,000 recorded, $1,474,000 represents reclassification of the January 1, 2001 adjustment from other comprehensive income and $1,128,000 represents the change in the fair value of the interest rate swap prior to redesignation as a hedge. See "Liquidity and Capital Resources" for a discussion of the Company's derivatives.

        The gain on sale of properties of $3,607,000 for the twelve months ended December 31, 2001 relates to the sale of 41 properties for cash of $23,072,000, net of closing costs, and notes of $1,308,000. The gain on sale of properties of $2,725,000 for the twelve months ended December 31, 2000 relates to the sale of 70 properties for cash of $47,588,000 and notes of $1,233,000, and the non-renewal of ground leases.

        Minority interest in net income was $4,485,000 for the twelve months ended December 31, 2001, compared to $4,139,000 for the twelve months ended December 31, 2000.

        Loss on early extinguishment of debt was $944,000 for the twelve months ended December 31, 2001. On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company wrote-off $340,000 in unamortized loan origination fees associated with this facility. In October 2001, the Company prepaid the $27,500,000 Senior B Secured Guaranteed Notes that were due January 31, 2002. In connection with this prepayment, the Company wrote-off $216,000 in unamortized loan origination fees and incurred a make-whole payment of $388,000.

Comparison of the twelve months ended December 31, 2000 to the twelve months ended December 31, 1999.

        At December 31, 2000, the Company owned 850 properties. During the twelve months ended December 31, 2000, the Company disposed of 62 properties, net of acquisitions, the operations of which are included in the periods presented to their respective dates of disposal.

        Revenues, including interest income and income earned on direct financing leases, in the twelve months ended December 31, 2000 totaled $80,105,000, substantially unchanged from revenues of $79,617,000 for the twelve months ended December 31, 1999. During 2000, increased revenues associated with the completion and leasing of development properties were offset by a reduction in revenues associated with sold properties, most of which occurred in the final six months of 2000. Through December 31, 2000, approximately 7.5% of the Company's rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales). Interest income is derived from secured notes and mortgages receivable from tenants and related parties and from investments in financial instruments. Interest income was $5,488,000 for the twelve months ended December 31, 2000, a decrease of 18.7% when compared to the twelve months ended December 31, 1999. This decrease related primarily to the Company's decision in the fourth quarter of 1999 to write-off notes receivable of $7,024,000 due from BC Oil Ventures, a tenant leasing 26 service stations and a fuel terminal in Hawaii.

        Property expense for the twelve months ended December 31, 2000 totaled $2,345,000, an increase of 104.1% when compared to the twelve months ended December 31, 1999. This increase is primarily due to transactions in which the Company acquired Properties with ground leases and rent escalations from existing Properties. Depreciation and amortization expense in the twelve months ended December 31, 2000 totaled $25,105,000, an increase of 6.0% when compared to the twelve months ended December 31, 1999. The increase in depreciation and amortization expense related to the increased number of Properties held and the development Properties completed during the twelve months ended December 31, 2000, as the majority of the Properties sold during the twelve months ended December 31, 2000 occurred in the last two quarters of 2000.

        General and administrative expenses for the twelve months ended December 31, 2000 totaled $7,960,000, a decrease of 3.0% when compared to the twelve months ended December 31, 1999. This decrease is primarily due to reduced payroll and related costs associated with a decrease in the Company's infrastructure partially offset by the increased legal costs associated with tenant litigation matters, legal and investment advisory services related to the evaluation of possible strategic alternatives for the Company and the establishment of an internal legal and due diligence department.

        Provision for doubtful accounts for the twelve months ended December 31, 2000 totaled $8,860,000, a decrease of 18.7% when compared to the twelve months ended December 31, 1999. On August 1, 2000, the Company announced the filing on July 31, 2000 of a Chapter 11 bankruptcy petition by BC Oil Ventures, one of its largest tenants which leased 26 properties and one wholesale fuel terminal in Hawaii, 11 properties in California, and one property in Texas. At December 31, 1999, the Company charged-off notes receivable from this tenant in the amount of $7,024,000. During 2000, the Company fully reserved for other outstanding notes and accounts receivable due from this tenant in the amount of $3,138,000. Additional provisions during the twelve months ended December 31, 2000 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

        Loss on lease resolution resulted in costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties, and costs of $500,000 which were incurred in the resolution of a lease with an operator of service stations in Georgia. The service station properties were disposed of during the third quarter of 2000.

        Interest expense and amortization of loan origination fees for the twelve months ended December 31, 2000 totaled $30,706,000, an increase of 4.4% when compared to the twelve months ended December 31, 1999. This increase is primarily due to higher LIBOR base rates and debt balances during the first two quarters of 2000.

        A non-cash accounting credit of $3,713,000, relating to the termination of the management contract with QSV was recorded for the twelve months ended December 31, 2000, compared with a credit of $239,000 recorded for the twelve months ended December 31, 1999. The credit in 2000 represents the change in market value of a share of Common Stock at December 29, 2000 compared to December 31, 1999 on the maximum total of 825,000 OP Units. The previous period's charge represents the effect of (i) the change in market value between December 31, 1999 and December 31, 1998 and (ii) an increase in the number of OP Units earned by QSV from 495,509 OP Units at December 31, 1998 to 825,000 OP Units at December 31, 1999. A maximum total of 825,000 shares of Common Stock of the Company or their equivalent in OP Units were due to QSV based on the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based upon what QSV would have received under their prior management contract with USRP for management of the acquisitions, development and sales activity. As of December 29, 2000, all of the 825,000 contingent shares of Common Stock had been earned and issued. Effective December 29, 2000, the Company and QSV entered into a merger agreement in which the Company acquired all outstanding shares of QSV for 2,554,998 shares of Common Stock. The principal assets of QSV at the time of the merger were 1,148,418 OP units and 1,406,582 shares (inclusive of the 825,000 shares discussed above) of Common Stock of the Company.

        There was no equity in net income of affiliates for the twelve months ended December 31, 2000, compared to an equity in net income of affiliates of $13,000 for the twelve months ended December 31, 1999. This decrease was primarily the result of the Company's disposition of several of its investments in other entities in which the Company held a minority interest.

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

        Minority interest in net income was $4,139,000 for the twelve months ended December 31, 2000 compared to $567,000 for the twelve months ended December 31, 1999. This increase related primarily to the Company's minority interest in the USRP/HCI Partnership 1, L.P. that was formed in October 1999.

Liquidity and Capital Resources

        The Company's principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company's properties. Cash generated by the portfolio in excess of operating and dividend payment needs is generally used to reduce amounts outstanding under the Company's credit agreements or make new property acquisitions. The terms of the Company's Triple Net leases generally require that the tenant is responsible for maintenance and improvements to the particular property. The Company is generally not required to expend funds for remodels and renovations. However, the Company expects to spend approximately $645,000 during 2002 to renovate and remodel currently owned properties.

        During the twelve months ended December 31, 2001, the Company changed its declaration date of the Common Stock dividends from the 1st of every month to the last working day of the previous month. For 2001, the Company declared 13 dividends of $26,046,000 to its common stockholders (or $.11 per month per share of Common Stock) and $7,102,000 to its preferred stockholders (or $0.4825 per quarter per share of Preferred Stock).

        During the three months ended June 30, 2001, the Company was informed that one of its tenants had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the "Bankruptcy Code"). Gant Acquisition LLC ("Gant"), which leases 27 service stations in North Carolina, filed on May 21, 2001. Annual rent from these properties is approximately $1,504,000. At December 31, 2001, there was less than $100,000 of receivables due from this tenant, and the Company had no reserve for these amounts.

        During October 2001, the Company was informed that one of its borrowers, Lyon's of California, Inc., had filed for protection under Chapter 11 of the Bankruptcy Code. At December 31, 2001 there was approximately $11,275,000 due from Lyon's for which $2,500,000 had been reserved. Interest revenue associated with these notes is approximately $123,000 per month; however, revenue associated with these notes has not been recognized since September 2001.

        During February 2002, the Company was informed that ICH Corporation and its wholly owned subsidiary, Sybra, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. At December 31, 2001 there was approximately $553,000 due from ICH for which $275,000 had been reserved. ICH Corporation also serves as a guarantor for the Lyon's notes previously described. Sybra, Inc. currently leases 59 Arby's® restaurant sites from the Company. Annual rent from these properties is approximately $4,622,000. All post-bankruptcy rent has been received from this tenant, and the Company does not anticipate any adverse impairment of values associated with these properties.

        In August 2001, the Company completed a $180,000,000 offering of the Certificates through its subsidiary USRP. Funding 2001-A, L.P. Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company's secured bridge facility with Bank of America and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001. The Certificates amortize over 15 years, bear interest at the 30—day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006. At December 31, 2001 there was $177,811,000 outstanding on the Certificates.

        In conjunction with the completion of the offering of the Certificates, the Company entered into various interest rate protection agreements (the "Bank of America Derivatives"), including: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000, an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000, and an interest rate swap at a fixed rate of 2.20% for six months on a notional amount of $20,000,000. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years, and lock in $20,000,000 at 3.206% (2.200% plus 1.006%) for six months.

        Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net expense or income to be paid or received quarterly. This swap was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company's term loan with Credit Lyonnais. As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1,474,000 in accumulated other comprehensive operations was re-classified to earnings over a six-month period, which was the anticipated term of the bridge loan. From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings. In connection with the completion of the Certificate offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50,000,000 of the Certificates. The Company reduced the notional amount of this interest rate swap by $20,000,000 in November 2001 for a cost of approximately $1,405,000.

        In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180—day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $3,500,000 of the facility may be used for letters of credit. During 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders and letters of credit in the amount of $812,000 for the benefit of a supplier of fuel. There is a 2.25% fee per annum on the outstanding letter of credit. Amounts available under this facility are further reduced by the market value of the Bank of America Derivatives in excess of a $2,000,000 threshold. At December 31, 2001, the availability under this facility was $186,000.

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

        On January 24, 2002, Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership, LSF 4 Acquisition, LLC and Shoney's Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney's, with Shoney's being the surviving entity. Pursuant to the terms of the merger, all of the outstanding shares of common stock of Shoney's would be cancelled and converted into the right to receive $.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by U.S. Restaurant Properties Operating Limited Partnership) would be converted into and exchanged for 100 shares of common stock of Shoney's, as the surviving entity in the merger. Pursuant to the terms of the limited liability company agreement, Lone Star Acquisitions will contribute 90.1% of the initial capital and

U.S. Restaurant Properties Operating Partnership will contribute 9.9% of the initial capital of LSF 4 Acquisition, LLC. Pursuant to the terms of the LLC Agreement, U.S. Restaurant Properties Operating Partnership may not own more than 9.9% of the outstanding equity of the entity or its successor. In addition, U.S. Restaurant Properties Operating Partnership has no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution. The consummation of the merger is subject to the approval of the merger by the shareholders of Shoney's. There is a special meeting of the shareholders of Shoney's scheduled for April 10, 2002 to vote on the merger. Assuming the merger is approved, while no formal agreements are currently in place, it is anticipated that U.S. Restaurant Properties Operating Partnership will acquire from the surviving corporation in the merger a number of their real estate properties owned by that corporation through a series of sale/leaseback transactions.

        Lines of credit and notes payable principal debt maturities for the next five years at December 31, 2001 are as follows (in thousands):

2002	$9,037
2003	56,106
2004	9,072
2005	120,606
2006	141,686
Later	783

Total	$337,290

        Minimum future lease obligations for years ending December 31 are as follows (in thousands):

2002	$4,066
2003	3,339
2004	2,887
2005	2,449
2006	1,970
Later	7,029

Total minimum obligations	$21,740

        Minimum future lease receipts for years ending December 31 are as follows (in thousands):

	Direct financing leases	Operating leases
2002	$650	$61,964
2003	215	60,356
2004	54	58,619
2005	20	56,600
2006	27	54,655
Later	—	551,767

Total	$966	$843,961

        Management believes that cash flow from operations, along with the Company's ability to raise additional equity, anticipated sales of properties, funds available under the Credit Agreement with Bank of America and the Company's anticipated ability to obtain financing will provide the Company with sufficient liquidity to meet its foreseeable capital needs. However, there can be no assurance that the terms of anticipated financing will be as favorable to the Company as under the existing facilities.

Funds From Operations ("FFO")

        The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") in their National Policy Bulletin dated November 8, 1999, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), excluding real estate related depreciation and amortization, gains (or losses) from sales of property, impairment of long-lived assets, extraordinary items and items of a similar nature that are allocable to minority interest holders. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company's financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United States of America) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

        The following table sets forth funds from operations for the years ended December 31, 1999, 2000 and 2001.

	Years Ended December 31,
	1999	2000	2001
	(amounts in thousands)
Net income (loss)	$790	$(45)	$(18,612)
Preferred stock dividends	(7,102)	(7,102)	(7,102)

Net loss allocable to common stock	(6,312)	(7,147)	(25,714)
Real estate depreciation and amortization	23,589	24,978	22,687
Loss (gain) on sale of properties	165	(2,725)	(3,607)
Impairment of long-lived assets	5,000	6,106	18,445
Extraordinary loss	—	—	944
Less FFO adjustments allocable to minority interest	(2,155)	(2,166)	(278)

FFO (Basic)	20,287	19,046	12,477
Income allocable to minority interest	(539)		(190)
Adjustments allocable to minority interest	2,155		278

FFO (Diluted)	$21,903	$19,046	$12,565

Inflation

        Some of the Company's leases are subject to adjustments for increases in the Consumer Price Index, which reduces the risk to the Company of the adverse effects of inflation. Additionally, to the extent inflation increases tenant's sales volume, percentage rents may tend to offset the effects of inflation on the Company. Because Triple Net leases also require the restaurant operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs (including environmental costs) and insurance, some or all of the inflationary impact of these expenses will be borne by the property operator and not by the Company.

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

New Accounting Pronouncements

        SFAS No. 141, "Business Combinations" is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets" is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 will not have a material impact on the Company's financial statements.

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

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001, and was adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur subsequent to January 1, 2002.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices, except as noted below. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

        The fair value of the Company's investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest denominated instruments. However, the Company's investment portfolio of $5,108,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company's operations. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

        An increase or decrease in interest rates would affect interest costs relating to the Company's variable rate Certificates. At December 31, 2001 there was $177,811,000 of variable rate debt outstanding on these Certificates. The Certificates bear interest at the 30—day LIBOR plus 100.6 basis points. The Company has entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000 which was subsequently reduced to $30,000,000 during the fourth quarter of 2001. The Company will pay a fixed rate of 7.05% and receive a variable rate based upon LIBOR under this swap agreement. In conjunction with the completion of the offering of the Certificates, the Company entered into the Bank of America Derivatives, including: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000, an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000, and an interest rate swap at a fixed rate of 2.20% for six months on a notional amount of $20,000,000. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years, and lock in $20,000,000 at 3.206% (2.200% plus 1.006%) for six months. Based on the Company's variable rate debt and the derivatives designated as cash flow hedges against this debt, a 10.0% increase or decrease in interest rates would result in an annual increase or decrease in interest charges of approximately $38,000.

        Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

        The Company has on occasion issued shares of Common Stock or OP Units in exchange for property, and has guaranteed a minimum value for those shares/units. Should the market value of the Common Stock not reach the guaranteed value by a specified date (usually two or three years after issue), then the Company may be obligated to issue additional shares/units under the guarantee agreements. At December 31, 2001 there were 131,915 OP Units outstanding with a guaranteed market price of $23.50 per unit which expire in 2002.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

        The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 13. Certain Relationships and Related Transactions.

        The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)    Financial Statements

For a list of the consolidated financial statements of U.S. Restaurant Properties, Inc., filed as part of this Annual Report on Form 10-K, see page F-1, herein.

(a)(2)    Financial Statement Schedules

Valuation and Qualifying Accounts.

Real Estate and Accumulated Depreciation.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

(b)    Reports on Form 8-K

A report on Form 8-K dated March 9, 2001 was filed with the Securities and Exchange Commission on March 30, 2001 reporting information regarding the merger agreement with QSV Properties, Inc., the agreement with Lone Star Fund III (U.S.), L.P. to purchase 1,877,935 shares of the Company's Common Stock and the resignations of Fred H. Margolin, Darrel L. Rolph, David K. Rolph and Dr. Gerald H. Graham from the Company's Board of Directors.

(c)    Exhibits

The exhibits filed as part of this Annual Report on Form 10-K are submitted as a separate section.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, U.S. Restaurant Properties, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

U.S. RESTAURANT PROPERTIES, INC.
By:	/s/ ROBERT J. STETSON Robert J. Stetson Chief Executive Officer and Director
Date: April 1, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S. Restaurant Properties, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT J. STETSON Robert J. Stetson	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2002
/s/ H.G. CARRINGTON, JR. H.G. Carrington, Jr.	Chief Financial Officer and Chief Operating Officer (Principal Financial Officer)	April 1, 2002
/s/ DAVID P. FORTUNE David P. Fortune	Controller	April 1, 2002
/s/ DAVID M. WEST David M. West	Chairman of the Board of Directors and Director	April 1, 2002
/s/ LEN W. ALLEN, JR. Len W. Allen, Jr.	Director	April 1, 2002
/s/ G. STEVEN DAWSON G. Steven Dawson	Director	April 1, 2002
/s/ JOHN C. DETERDING John C. Deterding	Director	April 1, 2002
/s/ ROBERT GIDEL Robert Gidel	Director	April 1, 2002
/s/ JAMES H. KROPP James H. Kropp	Director	April 1, 2002
/s/ GREG I. STRONG Greg I. Strong	Director	April 1, 2002

Index to Financial Statements

U.S. Restaurant Properties, Inc.
Consolidated Financial Statements

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Comprehensive Operations for the years ended December 31, 2001, 2000 and 1999
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

The financial statement supplementary schedules of the Company and its subsidiaries required to be included in Item 14(a)(2) are listed below:

Schedule II—Valuation and Qualifying Accounts	F33
Schedule III—Real Estate and Accumulated Depreciation	F34

Independent Auditors' Report

The Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties, Inc. and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedules listed in the Index at Item 14(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Restaurant Properties, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Dallas, Texas
February 15, 2002

U.S. Restaurant Properties, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2001	December 31, 2000
Assets
Real Estate
Property, net
Land	$184,074	$203,164
Building and leasehold improvements	362,920	397,080
Machinery and equipment	10,766	13,602

	557,760	613,846
Less: accumulated depreciation	(83,230)	(68,166)

	474,530	545,680
Assets held for sale	22,071	—
Construction in progress	637	8,535
Cash and cash equivalents	9,683	5,509
Restricted cash and marketable securities	6,622	742
Rent and other receivables, net (includes $4,747 and $4,349 allowance for doubtful accounts at December 31, 2001 and December 31, 2000, respectively)	16,760	14,575
Prepaid expenses and other assets	2,414	3,001
Investments	5,108	2,791
Notes receivable, net (includes $488 and $2,167 due from related parties and $4,040 and $4,565 allowance for doubtful accounts at December 31, 2001 and December 31, 2000, respectively)	8,145	11,837
Mortgage loans receivable, net (includes $2,500 allowance for doubtful accounts at December 31, 2001)	16,187	22,620
Net investment in direct financing leases	1,300	2,754
Deferred financing costs and intangibles, net	12,368	6,979

	575,825	625,023
Retail Operations
Machinery and equipment, net of $3 accumulated depreciation	249	—
Construction in progress	3	—
Cash and cash equivalents	663	—
Inventories	633	—
Other assets and intangibles, net	135	—

	1,683	—

Total assets	$577,508	$625,023

continued on next page
 See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except per share data)

	December 31, 2001	December 31, 2000
Liabilities and stockholders' equity
Real Estate
Accounts payable and accrued liabilities	$16,549	$18,057
Accrued dividends and distributions	6,112	3,706
Unearned contingent rent	1,124	1,083
Deferred gain on sale of property	215	423
Line of credit	—	119,036
Interest rate swap agreements at fair value	3,746	—
Notes payable (includes $959 due to related parties at December 31, 2000)	336,140	236,637
Mortgage note payable	979	1,007
Capitalized lease obligation	—	16

	364,865	379,965
Retail Operations
Accounts payable and accrued liabilities	1,706	—

Total liabilities	366,571	379,965
Minority interest in operating partnerships	54,337	54,733
Commitments and contingencies
Stockholders' equity
Preferred stock, $.001 par value per share; 50,000 shares authorized, Series A—3,680 shares issued and outstanding at December 31, 2001 and December 31, 2000 (aggregate liquidation value of $92,000)	4	4
Common stock, $.001 par value per share; 100,000 shares authorized, 19,459 and 17,417 shares issued and outstanding at December 31, 2001 and December 31, 2000, respectively	19	17
Additional paid-in capital	324,448	302,634
Excess stock, $.001 par value per share 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(5,071)	(1,840)
Loans to shareholders for common stock	(850)	(300)
Distributions in excess of net income	(161,950)	(110,190)

Total stockholders' equity	156,600	190,325

Total liabilities and stockholders' equity	$577,508	$625,023

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years ended December 31,
	2001	2000	1999
Real Estate
Revenues:
Rental income	$67,898	$74,040	$72,002
Interest income	5,362	5,488	6,747
Amortization of unearned income on direct financing leases	316	577	868

Total revenues	73,576	80,105	79,617
Expenses:
Property	2,192	2,345	1,149
Depreciation and amortization	22,795	25,105	23,682
General and administrative	8,232	7,960	8,205
Provision for doubtful accounts	4,727	8,860	10,901
Loss on lease resolution	510	1,367	—
Interest expense	24,156	29,481	28,362
Amortization of loan origination fees	5,232	1,225	1,048
Derivative settlement payments	2,065	—	—
Termination of management contract	—	(3,713)	(239)
Impairment of long-lived assets	18,445	6,106	5,000
Fair value adjustment for interest rate swap	2,602	—	—
Equity in net income of affiliates	—	—	(13)

Total expenses	90,956	78,736	78,095

Income (loss) before retail operations, gain (loss) on sale of property, minority interests and extraordinary item	(17,380)	1,369	1,522
Retail Operations
Operating revenue	14,520	—	—
Operating general and administrative	(1,210)	—	—
Cost of sales	(12,720)	—	—

Income from retail operations	590	—	—

Income (loss) before gain (loss) on sale of property, minority interests and extraordinary item	(16,790)	1,369	1,522
Gain (loss) on sale of property	3,607	2,725	(165)

Income (loss) before minority interests and extraordinary item	(13,183)	4,094	1,357
Minority interests	(4,485)	(4,139)	(567)

Net income (loss) before extraordinary item	(17,668)	(45)	790
Loss on early extinguishment of debt	(944)	—	—

Net income (loss)	(18,612)	(45)	790
Dividends on preferred stock	(7,102)	(7,102)	(7,102)

Net loss allocable to common stockholders	$(25,714)	$(7,147)	$(6,312)

Basic and diluted net loss per share:
Loss from continuing operations	$(1.38)	$(0.46)	$(0.42)
Extraordinary loss	(0.05)	—	—

Net loss per share	$(1.43)	$(0.46)	$(0.42)

Weighted average shares outstanding
Basic and diluted	17,999	15,404	14,863

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statements of Comprehensive Operations
(In thousands)

	Years ended December 31,
	2001	2000	1999
Net income (loss)	$(18,612)	$(45)	$790
Cumulative effect of change in accounting for derivative instrument	(1,474)	—	—
Reclassification adjustment	1,474	—	—
Other comprehensive loss—
Change in unrealized loss on derivative valuation	(2,549)	—	—
Change in unrealized loss on bond investments	(682)	(11)	(1,032)

Comprehensive loss	$(21,843)	$(56)	$(242)

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2001, 2000 and 1999
(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Loans To Shareholders	Distributions In Excess of Net Income	Accumulated Other Comprehensive Loss
	Shares	Par Value	Shares	Par Value					Total
Balance at January 1, 1999	3,680	$4	14,372	$14	$262,024	$—	$(51,470)	$(797)	$209,775
Proceeds from exercised stock options			25		257				257
Proceeds from sale of common stock			1,010	1	20,474				20,475
Stock issued for property			105		599				599
Common stock repurchased and retired			(107)		(1,934)				(1,934)
Other comprehensive loss								(1,032)	(1,032)
Net income							790		790
Distributions on preferred stock							(7,102)		(7,102)
Distributions on common stock and distributions declared							(27,664)		(27,664)

Balance at December 31, 1999	3,680	4	15,405	15	281,420	—	(85,446)	(1,829)	194,164
Net loss							(45)		(45)
Loans to shareholders for common stock			35	1	299	(300)			—
Common stock issued for QSV merger			1,973	1	21,001				21,002
Common stock repurchased and retired, and converted OP units			4	—	(86)				(86)
Other comprehensive loss								(11)	(11)
Distributions on common stock and distributions declared							(17,597)		(17,597)
Distributions on preferred stock							(7,102)		(7,102)

Balance at December 31, 2000	3,680	4	17,417	17	302,634	(300)	(110,190)	(1,840)	190,325
Net loss							(18,612)		(18,612)
Purchase of common stock by officers			100	1	1,099	(550)			550
Cumulative effect of change in accounting for derivative instrument								(1,474)	(1,474)
Reclassification adjustment								1,474	1,474
Proceeds from sale of common stock			1,877	1	19,837				19,838
Proceeds from exercised stock options			83		880				880
Stock-based compensation to employees			8		321				321
Common stock repurchased and retired			(26)		(323)				(323)
Other comprehensive loss—
Change in unrealized loss on derivatives								(2,549)	(2,549)
Change in unrealized loss on investments								(682)	(682)
Distributions on common stock and distributions declared							(26,046)		(26,046)
Distributions on preferred stock							(7,102)		(7,102)

Balance at December 31, 2001	3,680	$4	19,459	$19	$324,448	$(850)	$(161,950)	$(5,071)	$156,600

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net income (loss)	$(18,612)	$(45)	$790
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	22,799	25,105	23,682
Extraordinary loss on extinguishment of debt	944	—	—
Amortization of deferred financing costs and discounts	5,329	1,178	1,219
Impairment of long-lived assets	18,445	6,106	5,000
Write-off and increase in reserves on receivables	4,727	8,860	10,901
Non-cash interest income	—	—	(549)
Stock-based compensation	321	—	—
Unrealized loss on trading securities	(178)	—	—
Accretion of interest income	(828)	(752)	(1,047)
Equity in income of affiliates	—	—	(13)
Loss on interest rate swap agreement	2,602	—	—
Minority interests	4,485	4,139	567
Loss (gain) on sale of property	(3,607)	(2,725)	165
Loss (gain) on sale of investments	(402)	816	—
Termination of management contract	—	(3,713)	(239)
Increase in rent and other receivables, net	(4,092)	(8,163)	(1,883)
(Increase) decrease in prepaid expenses	1,668	(1,516)	(17)
Increase in inventories	(633)	—	—
Reduction in net investment in direct financing leases	774	2,819	1,867
Increase (decrease) in accounts payable and accrued liabilities	(905)	1,684	7,592
Increase (decrease) in unearned contingent rent	41	(1,146)	81

	51,490	32,692	47,326

Cash provided by operating activities	32,878	32,647	48,116
Cash flows from investing activities:
Proceeds from sale of property and equipment	23,072	47,588	11,407
Purchase of property	(1,769)	(17,072)	(103,484)
Purchase of machinery and equipment	(220)	(140)	(5,635)
Purchase deposits used	—	—	8,621
Purchase of investments	(3,490)	—	(699)
Proceeds from sale of investments	594	259	378
Distributions received on investments	105	152	278
Decrease in retainage payable	—	(1,370)	(1,338)
(Increase) decrease in restricted cash	(6,580)	13,052	(13,094)
Mortgage notes receivable issued	(40)	(57)	(1,258)
Reduction of mortgage loans receivable principal	3,973	2,344	1,852
Notes receivable issued	(1,635)	(8,365)	(14,630)
Reduction of notes receivable principal	4,683	4,612	4,404

Cash provided by (used in) investing activities	18,693	41,003	(113,198)

continued on next page
 See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years ended December 31,
	2001	2000	1999
Cash flows from financing activities:
Proceeds from line of credit	$—	$35,121	$89,971
Payments on line of credit	(119,036)	(75,671)	(78,886)
Distributions to minority interest	(4,932)	(6,001)	(3,308)
Cash contribution by minority interest partner	52	—	—
Cash distributions to stockholders/partners	(23,640)	(23,509)	(26,603)
Payment of preferred stock dividends	(7,102)	(7,102)	(7,102)
Proceeds from sale of stock and exercised options	21,266	—	20,732
Payments on notes/mortgage payable	(261,765)	(29)	(41,576)
Proceeds from notes/mortgage payable	360,700	—	70,000
Proceeds from sale of minority interest	—	—	52,793
Financing costs	(11,915)	(269)	(1,109)
Lease acquisition premiums	(39)	—	—
Payments on capitalized lease obligations	—	(1)	(58)
Repurchase and retirement of common stock	(323)	(375)	(1,934)

Cash flows provided by (used in) financing activities	(46,734)	(77,836)	72,920

Increase (decrease) in cash and cash equivalents	4,837	(4,186)	7,838
Cash and cash equivalents at beginning of period	5,509	9,695	1,857

Cash and cash equivalents at end of period	$10,346	$5,509	$9,695

Supplemental disclosure:
Interest paid, net of amounts capitalized of $52, $739 and $1,346, respectively	$25,363	$22,286	$27,994

Non-cash investing and financing activities:
Fair value of stock and units issued for property	$—	$—	$3,006
Purchase of property under capital lease	—	—	12
Deferred rent on sale of property	—	—	102
Deferred gain on sale of property	—	—	170
Deferred gain on repossession of property	—	89	—
Property acquired in exchange for note payable	—	—	15,000
Unrealized loss on investments classified as available for sale	682	11	1,032
Notes received from merger	—	959	—
Notes received on sale of investments	—	—	1,138
Notes received on sale of property	1,308	1,233	2,941
Notes written off on repossession of property	1,490	306	—
Transfers from construction in progress to property	8,541	29,877	39,754
Notes payable for merger	—	(959)	—
Increase (decrease) in common stock dividends accrued	2,406	(5,912)	1,061
Increase in distributions to minority interest accrued	—	—	102
Security deposit and note receivable transferred	700	—	—
Fair value of stock received in exchange for investments	—	88	—
OP units converted to common stock	—	21,389	—
Transfers from investments in deferred financing lease to property	680	—	1,634
Accounts receivable conversion to note	124	—	—
Fair value adjustment for interest rate swap	2,549	—	—
Sale of trading security—funds in transit	1,200	—	—
Loan to shareholder for common stock	550	300	—

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2001, 2000 and 1999

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

        The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating, L.P. ("OP"). As of December 31, 2001, the Company owned 99.33% of and controlled the OP. Each OP unit can be converted to one share of Common Stock and participates in any cash distributions made by the OP in an amount equivalent to the distributions paid on a share of Common Stock of the Company. With each exchange of outstanding OP units for Common Stock, the Company's percentage ownership interest in the OP, directly or indirectly, will increase. The OP units do not have voting rights with respect to the Company and are not traded on an exchange.

        The Company had 19,459,207 and 17,416,672 shares of Common Stock outstanding at December 31, 2001 and 2000, respectively.

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

Restricted Cash and Marketable Securities

        Restricted cash consists of approximately $4,312,000 cash on deposit with the trustee for the $180,000,000 Triple Net Lease Mortgage Certificates (the "Certificates") and approximately $2,310,000 on deposit and being used as security for a letter of credit for the purchase of fuel.

Rent Recognition

        Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis. Contingent rent is recognized as revenue after the related lease sales targets are achieved.

        In May 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9, "Accounting for Contingent Rent in Interim Financial Periods," ("EITF 98-9"), which provided guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as "percentage rent"). In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998. As the Company has already complied with the requirements of accounting for contingent rents, the Company believes it is in compliance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements" which was effective October 1, 2000.

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

Construction in Progress

        The Company's construction in progress consists of land and improvements for the development of restaurant, service station and other service retail properties. The Company accumulates costs to develop new retail properties as construction in progress. These developed properties are transferred from construction in progress to land, building and improvements once complete and accounted for under the Company's current property depreciation policies based on historical costs. In addition, the Company capitalizes interest during the period of time required to get the retail properties ready for their intended use. The Company capitalized $52,000, $739,000 and $1,346,000 of interest in 2001, 2000 and 1999, respectively.

Long-Lived Assets

        Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual asset basis. Intangible assets were recorded for the excess of cost over the net investment in direct financing leases in 1986. This intangible asset is being amortized on a straight-line basis over 40 years. The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant's sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an appraisal or other estimate of fair market value of the property affected.

Concentration of Risk

        The Company mitigates its concentration of risk by diversifying the number of restaurant concepts operating on its properties, with no one concept except Burger King (21.33%) accounting for more than 8.14% of the Company's total properties. The properties are further diversified by the number of tenants, with no tenant operating more than 10% of the Company's total properties. Geographically, the Company has properties located in 48 states, with no state except Texas (32.68%) accounting for more that 6.66% of the Company's properties.

Income Taxes

        The Company has continuously elected to be taxed as a REIT for federal income tax purposes since October 15, 1997 as provided under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to federal income taxation if it distributes 90% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company believes it qualified as a REIT for the taxable period ended December 31, 2001 and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

        In 2001, the Company formed Fuel Supply Inc., a taxable REIT subsidiary, to operate the Company's vacant properties on an interim basis. This taxable REIT subsidiary is subject to federal income taxes. The income tax provisions are based on pretax financial accounting income or loss. The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which uses the liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

        Income tax expense was less than $50,000 for the year ended December 31, 2001. The Company has no significant deferred tax assets or liabilities at December 31, 2001.

Investments

        The Company records its investments in debt and marketable equity securities at their fair value, except for debt securities that the Company intends to hold to maturity or equity securities that are accounted for under the equity or cost method which are not readily marketable. The Company has classified debt securities as trading securities when the Company intends to sell the security in the near future, or as available for sale. The difference between cost and fair market value of the available for sale securities is recorded as a component of other comprehensive operations. The difference between cost and fair market value of the trading securities is recorded as a component of interest income.

        The equity method is used to account for investments in equity securities in which the Company has significant influence but does not have controlling interest, including those investments in which the Company's ownership may be less than 20%. Investments in equity securities in which the Company has a minor interest and does not exercise significant influence or investments that do not have readily determinable fair values are accounted for using the cost method. (See Note 5)

Earnings Per Share of Common Stock

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, stock on which the price is guaranteed ("Guaranteed Stock"), on contingent shares or units relating to the termination of the QSV management contract, convertible Preferred Stock and OP units (collectively "Common Stock Equivalents"). These Common Stock Equivalents were antidilutive in 2001, 2000 and 1999. (See Notes 6 and 11)

Equity-Based Compensation

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

Comprehensive Income

        Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income and reflected as a component of equity. The Company records comprehensive income related to its unrealized gains and losses on investments classified as available for sale and its unrealized gains and losses on derivatives.

Minority Interest

        Minority interests were recorded for the 131,915 and 14,254 OP units issued in 1999 and 1998, respectively, in conjunction with certain property acquisitions. These units were recorded at the fair value of the units on the date of the transaction based on the market value of a share of Common Stock. During 2001 and 2000, 2,429 and 11,825 of the OP units issued in 1998 in conjunction with property acquisitions were converted to Common Stock or purchased from the unitholder. Also the net proceeds from the issuance of $55,000,000 of 8.5% preferred partnership interest issued in 1999 by a subsidiary of the Company is recorded as minority interest.

Segment Reporting

        Effective in 2001, with the formation of Fuel Supply Inc. and the commencement of retail operations, the Company has two operating segments, real estate and retail. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. (See Note 13)

        Real Estate.    Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its revenues primarily from rental income received on its 811 restaurant and service station properties located throughout 48 states.

        Retail.    Commencing in 2001, the Company formed Fuel Supply Inc. ("FSI"), which began retail sales. At December 31, 2001, FSI had operations at 29 service stations, three restaurants, and one car wash. Revenues from this segment are generated from the gasoline, food and convenience store sales at these 33 locations.

Environmental Remediation Costs

        The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Under the terms of the Company's standard lease agreement, the tenant is responsible for environmental remediation and is required to maintain standard environmental insurance. The Company's management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Company as of December 31, 2001.

Derivative Financial Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, is effective for the Company January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

        SFAS No. 141, "Business Combinations" is effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions. SFAS No. 142, "Goodwill and Other Intangible Assets" is effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing. The effect of adopting SFAS No. 142 will not have a material impact on the Company's financial statements.

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

        SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" was issued in August 2001, and will be adopted by the Company on January 1, 2002. This Statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business (as previously defined in that Opinion). This Statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of. The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired. That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation. This statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations. This will result in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur subsequent to January 1, 2002.

3.    Property

Acquisitions

        During 2001, the Company repossessed two properties secured by two notes and capitalized these properties at the net book value of the notes. The Company also acquired one building from a tenant who defaulted on a land-only lease. The building was recorded at the carrying value of the receivable due from the tenant, which was less than the fair market value of the building. During the year, the Company transferred $8,541,000 of construction costs associated with land on which no further development is intended to be performed, from construction in progress to land, building and equipment and made property additions in the amount of $1,989,000.

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

Dispositions

        During 2001, the Company sold or disposed of 41 properties for cash of $23,072,000, net of closing costs, resulting in a gain of $3,607,000. In addition, four properties were sold for cash and notes receivable of $1,308,000. In accordance with SFAS No. 66, "Accounting for Real Estate Sales", the Company recorded a deferred gain on sale of $97,000.

        During 2000, the Company sold or disposed of 70 properties for cash of $47,588,000, net of closing costs resulting in a gain of $2,725,000. In addition, five properties were sold for cash and notes receivable of $1,233,000. The Company did not record a deferred gain on sale of these properties.

        During 1999, the Company sold or disposed of 25 properties for cash of $11,407,000, net of closing costs, resulting in a loss of $379,000. In addition, three properties were sold for cash and notes receivable of $2,941,000. In accordance with SFAS No. 66, "Accounting for Real Estate Sales", the Company recorded a deferred gain on sale of $170,000.

Asset Impairment

        During the twelve months ended December 31, 2001, BC Oil Ventures LLC, the tenant leasing the Company's service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company has classified these properties as Assets Held for Sale in the amount of $22,071,000, and an impairment charge of $7,743,000 was recorded to write these assets down to the estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell. It is anticipated that the sale of these properties will be completed within one year. During the twelve months ended December 31, 2001, the Company recognized an operating loss of $335,000 related to these properties. In order to ensure the subtenants in these service stations receive fuel on a regular basis, in April 2001 the Company formed a subsidiary, FSI, for the purpose of supplying the service stations with fuel.

        Also during the first quarter of 2001, management analyzed service stations in Missouri, Illinois and Texas, which were late paying rent and defaulting on certain lease terms for possible impairment. It was determined that 16 of these properties had carrying values in excess of their fair value. The Company recorded an impairment charge of $7,567,000 to revalue these assets to their estimated fair value. The estimated fair values of these assets were determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $3,135,000 for the twelve months ended December 31, 2001 were recorded in order to revalue 25 other assets to their estimated fair value.

Property Characteristics

        As of December 31, 2001 and 2000, there were 734 and 814 Company sites, respectively, in operation, and there were 70 and 28 unleased sites, respectively, and seven and eight sites under development, respectively. The Company continues to seek suitable tenants for the unleased sites.

4.    Other Balance Sheet Information

	December 31,
	2001	2000
	(in thousands)
Rent and other receivables, net
Accounts receivable and other	$10,207	$9,050
Deferred rent receivable	11,300	9,874
Less allowance for doubtful accounts	(4,747)	(4,349)

	$16,760	$14,575

Deferred financing costs and intangibles, net
Deferred financing costs and intangibles	$28,143	$24,302
Less accumulated amortization	(15,760)	(17,323)

	$12,383	$6,979

Accounts payable and accrued liabilities
Accounts payable and accrued payables	$10,656	$9,272
Accrued interest expense	3,280	4,432
Unearned income	4,319	4,353

	$18,255	$18,057

        As of December 31, 2001, the maturity of all notes receivable and mortgage loans receivable for the next five years is as follows (in thousands):

	Notes Receivable	Mortgage Loans Receivable
2002	$738	$56
2003	1,389	—
2004	1,293	—
2005	1,110	—
2006	1,779	—
Later	6,396	18,631

	$12,705	$18,687
Less: commitment fees	(520)	—
Less: allowance for doubtful accounts	(4,040)	(2,500)

	$8,145	$16,187

        During October 2001, the Company was informed that one of its borrowers, Lyon's of California, Inc., had filed for protection under Chapter 11 of the Bankruptcy Code. At December 31, 2001 there was approximately $11,275,000 due from Lyon's for which $2,500,000 had been reserved. Interest revenue associated with these notes is approximately $123,000 per month; however, revenue associated with these notes has not been recognized since the third quarter of 2001.

        During February 2002, the Company was informed that ICH Corporation and its wholly owned subsidiary, Sybra, Inc., filed for protection under Chapter 11 of the Bankruptcy Code. At December 31, 2001 there was approximately $553,000 due from ICH for which $275,000 had been reserved. ICH Corporation also serves as a guarantor for the Lyon's notes previously described. Sybra, Inc. currently leases 59 Arby's® restaurant sites from the Company. Annual rent from these properties is approximately $4,622,000. All post-bankruptcy rent has been received from this tenant, and the Company does not anticipate any impairment of values associated with these properties.

5.    Investments

        As of December 31, the Company's investment in debt and equity securities consisted of the following:

	2001	2000
	(In thousands)
Debt securities	$4,465	$2,191
Cost method investments	643	600

Total investments	$5,108	$2,791

        Investments in debt securities are recorded at fair value in accordance with SFAS No. 115. The aggregate cost basis and net unrealized gain (loss) for these investments were as follows (in thousands):

	Cost basis	Gross Unrealized gain	Gross Unrealized loss	Fair value
Available-for-sale securities:
Balance at January 1, 2000	$3,280	$1,319	$(3,148)	$1,451
Additions	751	1,043	(1,054)	740

Balance at December 31, 2000	4,031	2,362	(4,202)	2,191
Additions	805	1,331	(2,013)	123

Balance at December 31, 2001	$4,836	$3,693	$(6,215)	$2,314

	Cost basis	Gross Realized gain	Gross Realized loss	Fair Value
Trading securities:
Balance at January 1, 2001	$—	$—	$—	$—
Additions	3,188	352	(158)	3,382
Disposals	(1,439)	257	(49)	(1,231)

Balance at December 31, 2001	$1,749	$609	$(207)	$2,151

        As of December 31, 2001, the contractual maturities of debt investments were as follows (in thousands):

	Contractual Maturities
	Less than one year	One to five years	Over five to ten years	Total
At Amortized Cost:
Available-for-sale securities	$1,372	$3,464	$—	$4,836
Trading securities	—	770	979	1,749

	$1,372	$4,234	$979	$6,585

6.    Guaranteed Stock Price and Stock Options

Guaranteed Stock

        During 2001, the Company paid the holder of 2,429 OP units, issued in 1998, approximately $66,000 in settlement of the guaranteed price.

        During 2000, the guarantee on 11,825 OP units, issued in 1998, terminated under provisions in the guaranty agreements resulting in the issuance of 23,291 additional shares of Common Stock. In March 2000, the Company liquidated its interest in The Anz Company, LLC and received and cancelled 6,726 shares of Common Stock previously issued to them in settlement of the guarantee associated with the Common Stock issued.

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

        The following table indicates the number of shares/units subject to guarantees as of December 31, 2001 at which time the Company's stock price was $14.58 per share:

Year Issued	Year Guarantee Expires	Number of Units	Unit Price Guarantee
1999	2002	131,915	$23.50

Fixed Stock Option Plan

        Under the fixed stock option plan USRP granted QSV options to acquire up to 600,000 shares of Common Stock of the Company, subject to certain adjustments under anti-dilution provisions. The exercise price of each option was $10.33 which was the average closing price of the security on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable and became exercisable in March 1996. The term of the options expire in March 2005. Through December 31, 2000, QSV had exercised 514,923 stock options at the option price of $10.33 for a total purchase price of $5,319,155. In conjunction with the December 29, 2000 merger between the Company and QSV, the remaining 85,077 options were redistributed to the individual shareholders of QSV. During 2001, the individual shareholders exercised 53,000 of these options.

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

Flexible Incentive Plan

        Under the Flexible Incentive Plan ("Incentive Plan") adopted in 1998, the Company may grant stock options to purchase Common Stock of the Company. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company's issued and outstanding shares of Common Stock at the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company's Common Stock owned by the optionee. The following is a summary of stock option activity for the three years ended December 31, 2001:

	2001		2000		1999
	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number
Options outstanding at beginning of year	$18.87	559,500	$18.70	730,500	$22.00	622,000
Granted	11.12	322,000	11.44	10,000	15.50	370,500
Exercised	11.08	(30,000)	—	—	—	—
Forfeited	19.05	(514,000)	17.76	(181,000)	22.00	(262,000)

Options outstanding at end of year	$11.89	337,500	$18.87	559,500	$18.70	730,500

Options exercisable at end of year	$12.20	243,208	$20.86	360,125	$22.00	311,000

        In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 9.3%, 9.3%, and 8.1% for the years ended December 31, 2001, 2000 and 1999; expected volatility of 27.4%,

22.9% and 22.3% for the years ended December 31, 2001, 2000 and 1999; risk free interest rate of 5.00%, 5.75% and 5.15% for the years ended December 31, 2001, 2000 and 1999; and expected lives of 4.5 years. The options outstanding at December 31, 2001 had a range of exercise prices of $11.00 to $22.00 and a remaining contractual life of between 7 and 9.5 years. No options expired during the three years ended December 31, 2001.

        Under the Incentive Plan, if all options were recorded at fair value rather than the intrinsic value in accordance with APB No. 25, the Company's net loss available to common stockholders and basic and diluted net loss per share would have been as follows:

	2001	2000	1999
Net loss available to Common Stockholders
As reported	$(25,714,000)	$(7,147,000)	$(6,312,000)
Proforma	$(25,853,000)	$(7,583,000)	$(6,429,000)
Basic and diluted loss per share
As reported	$(1.43)	$(0.46)	$(0.42)
Proforma	$(1.44)	$(0.49)	$(0.43)
Stock options:
Compensation value per options granted	$2.15	$1.61	$2.26
Compensation cost	$139,000	$436,000	$117,000

7.    Lines of Credit, Bridge Loan, Notes Payable and Derivative Instruments

        The Company's debt consisted of the following (in thousands):

	December 31,
	2001	2000
Lines of Credit	$—	$119,036

Notes payable
7 year fixed rate 7.15% senior unsecured notes	$111,000	$111,000
Variable rate Certificates	177,811	—
3 year variable rate unsecured term notes	—	50,000
Fixed rate 8.22% senior unsecured notes	47,500	47,500
Series B fixed rate 8.30% senior unsecured notes	—	27,500
Loan due to shareholder	—	959
Less: discount	(171)	(322)

Total notes payable	$336,140	$236,637

Mortgage note payable	$979	$1,007

Lines of Credit and Bridge Loan

        In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the OP's $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The initial term of the bridge loan matured in July 2001, and the Company entered into options to extend the facility through August 31, 2001. In August 2001, the Company paid the outstanding balance of this bridge facility with the proceeds from the offering of the Certificates.

        In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180—day LIBOR contracts plus 225 basis points. The Credit Agreement also provides that up to $3,500,000 of the facility may be used for letters of credit. During 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders and letters of credit in the amount of $812,000 for the benefit of a supplier of fuel. There is a 2.25% fee per annum on the outstanding letters of credit. Amounts available under this facility are further reduced by the market value of the Bank of America Derivatives in excess of a $2,000,000 threshold. At December 31, 2001, the availability under this facility was $186,000.

        In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000. The OP received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital. This credit agreement expired on January 9, 2001 and provided that borrowings thereunder bear interest in traunches of 30, 60 or 90—day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. The line of credit required the Company to maintain a Minimum Combined Equity Value of $200,000,000, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999. Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line. This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000. On January 9, 2001, the Company paid the outstanding balance under this facility as scheduled with proceeds from a bridge loan advanced by Bank of America.

Notes Payable and Certificates

        In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the "Certificates") through its subsidiary USRP Funding 2001-A, L.P. Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company's secured bridge facility with Bank of America and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001. The Certificates amortize over 15 years, bear interest at the 30—day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006. At December 31, 2001, there was $177,811,000 outstanding on the Certificates. The Certificates are secured by 271 properties with a net book value of $203,884,000.

        On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled. Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000. Under the terms of the Waiver and Second Amendment to Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America. In October 2001, the Company prepaid the $27,500,000 Series B Senior Secured Guaranteed Notes in full. In connection with this prepayment, the Company paid $388,000 of make-whole fees and wrote-off $216,000 worth of unamortized loan origination fees associated with this facility

        On May 12, 1998, the Company issued $111,000,000 of seven year fixed rate senior unsecured notes in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of a revolving credit agreement and for general corporate purposes. In conjunction with the note agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes. The fee paid to lock in the rate on these notes payable was approximately $424,000 and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the Bank of America Credit Agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these noteholders.

        On November 13, 1998, the Company issued $47,500,000 in senior notes in a private placement. The notes bear interest at the rate of 8.22% per annum and are due August 1, 2003. The net proceeds were used to repay a portion of a revolving credit agreement and for general corporate purposes. In conjunction with the note agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate of these notes. The fee paid to lock in the rate on these notes was approximately $406,000 and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the Bank of America Credit Agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these noteholders.

        On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition. The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007. As of December 31, 2001 and 2000 the balance was $979,000 and $1,007,000, respectively.

        In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured term loan of $50,000,000. This credit facility was scheduled to mature in April 2002. On January 9, 2001, the Company paid the outstanding balance under this facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company wrote-off approximately $340,000 worth of unamortized loan origination fees associated with this facility in January 2001.

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

Derivatives

        Derivative financial instruments are utilized by the Company to reduce its exposure to market risks from changes in interest rates. Derivative financial instruments include interest rate swaps and interest rate collars. During 2001, the Company recognized $2,602,000 in expense related to the ineffective portion of the interest rate swap with Credit Lyonnais, and recognized $2,549,000 in other comprehensive loss representing the effective portion of the cash flow hedges.

        In conjunction with the completion of the offering of the Certificates, the Company entered into various interest rate protection agreements (the "Bank of America Derivatives"), including: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000 and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000. Subsequently, the Company entered into an interest rate swap at a fixed rate of 2.20% for six months on a notional amount of $20,000,000. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years, and lock in $20,000,000 at 3.206% (2.200% plus 1.006%) for six months.

        Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net expense or income to be paid or received quarterly. This swap was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company's term loan with Credit Lyonnais. As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1,474,000 in accumulated other comprehensive operations was re-classified to earnings over a six-month period, which was the anticipated term of the bridge loan. From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings. In connection with the completion of the Certificate offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50,000,000 of the Certificates. The Company reduced the notional amount of this interest rate swap by $20,000,000 in November 2001 for a cost of approximately $1,405,000.

Principal Debt Maturities

        Lines of credit and notes payable principal debt maturities for the next five years at December 31, 2001 are as follows (in thousands):

2002	$9,037
2003	56,106
2004	9,072
2005	120,606
2006	141,686
Later	783

Total	$337,290

8.    Investments and Commitments as Lessor

        The Company leases land and buildings to the operators of a variety of national and regional fast food chain and casual dining restaurants. The building portion of these leases on 22 of these properties, which are leased by Burger King Corporation ("BKC") franchisees, is accounted for as direct financing leases while the land portion is accounted for as an operating lease. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Company, however, has agreed to renew a franchise lease if BKC or any of the other franchise chains renews or extends the lessee's franchise agreement.

        As of December 31, 2001, the remaining lease terms of all leases ranged from one to 23 years and include various renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant's sales, and requires the franchisee to pay executory costs.

        Minimum future lease receipts for years ending December 31 are as follows (in thousands):

	Direct financing leases	Operating leases
2002	$650	$61,964
2003	215	60,356
2004	54	58,619
2005	20	56,600
2006	27	54,655
Later	—	551,767

Total	$966	$843,961

	December 31,
	2001	2000
Net investment in direct financing leases is as follows (in thousands):
Minimum future lease receipts	$966	$2,252
Estimated unguaranteed residual values	864	1,544
Unearned amount representing interest	(530)	(1,042)

Total	$1,300	$2,754

        Rental income for the years ending December 31 is as follows (in thousands):

	2001	2000	1999
Rental income:
Minimum rental income	$63,203	$68,463	$65,895
Contingent rental income	4,695	5,577	6,107

	$67,898	$74,040	$72,002

        If Burger King properties are not adequately maintained during the term of the tenant leases, the 173 such properties may have to be rebuilt before the leases can be renewed, either by the Company as it considers necessary or pursuant to Burger King's successor policy. The successor policy, which is subject to change from time to time at Burger King's discretion, is intended to encourage the reconstruction, expansion, or other improvement of older Burger King restaurants and generally affects properties that are more than ten years old or are the subject of a franchise agreement that will expire within five years.

        Under the current OP limited partnership agreement, Burger King can require that a restaurant property be rebuilt. If the tenant does not elect to undertake the rebuilding, the Company would be required to make the required improvement itself. However, as a condition to requiring the Company to rebuild, Burger King would be required to pay the Company its percentage share ("Burger King's Percentage Share") of the rebuilding costs. Such percentage share would be equal to (i) the average franchise royalty fee percentage rate payable to Burger King with respect to such restaurant, divided by (ii) the aggregate of such average franchise royalty fee percentage rate and the average percentage rate payable to the OP with respect of such restaurant property. The Company believes that Burger King's Percentage Share of the rebuilding costs would typically be 32% for a restaurant property.

        Management believes it is unlikely that any material amount of rebuilding of Burger King restaurant properties will be required in the next several years, if ever.

        The Company has implemented an early renewal program pursuant to which the Company offers remodeling grants to tenants in consideration for renewing and restructuring leases. Through January 31,

2002, the Company has paid an aggregate of approximately $3,849,000 for remodeling. The Company considers the remodeling financing to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals.

9.    Commitments and Contingencies

        The land at 89 restaurant properties are leased by the Company from third party lessors. The land portions are generally operating leases, provide for an original term of 20 years, and most are renewable at the Company's option. As of December 31, 2001, the remaining lease terms (excluding renewal option terms) expire from one to 18 years.

        Minimum future lease obligations for years ending December 31 are as follows (in thousands):

2002	$4,066
2003	3,339
2004	2,887
2005	2,449
2006	1,970
Later	7,029

Total minimum obligations(a)	$21,740

(a)
Minimum lease obligations have not been reduced by minimum sublease rentals.

        Rent expense for the years ended December 31 are as follows (in thousands):

	2001	2000	1999
Rental expense
Minimum rental expense	$645	$1,195	$575
Contingent rental expense	1	52	78

Total	$646	$1,247	$653

        In conjunction with the termination of a lease in January 2000, the Company issued an indemnification of the tenant from specific claims which at one time were estimated at $1 million and guaranteed the payments for the interim tenant's gasoline purchases. During the year ended December 31, 2000, the Company believes it satisfied its obligations under the indemnification. However, there is some dispute as to what liability the Company may have for Western Union money order funds held in trust by the tenant at the time the lease was terminated. Litigation has been filed by both the tenant and the Company with respect to this agreement. The financial exposure is estimated at $380,000.

        Prior to 2001, the Company was successful in appealing a lost case at the trial court level. On retrial during 2001, the Company lost the same case. The plaintiff was awarded $550,000, plus interest and attorney's fees. The Company posted a $783,000 bond and appealed the damage award of the trial court, arguing that the court provided erroneous instructions as to the measure of damages and improperly excluded the Company's expert witness. The Company has reserved $425,000 for this case.

        The OP and various of its subsidiaries are parties to certain lease agreements which provide that, as landlord, they will fund a portion of capital improvements to be made by the tenant over the life of the lease. These financial commitments are estimated at $4,500,000 and are payable only if the improvements are required and after the work has been completed.

        The Company is subject to various legal proceedings in the ordinary course of business. The resolution of these matters cannot be predicted with any certainty, but management believes the final outcome of such matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

10.  Related Party Transactions

        In order to satisfy franchisor requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. ("ARK #10") is owned by the Chief Executive Officer of the Company and a member of the Board of Directors of the Company. The Chief Executive Officer receives no compensation for this role. ARK #10 was established to hold and operate five Burger King and one Schlotzsky's franchise in Arkansas and Kansas, respectively. The Burger King operations were either sold to third parties or closed in 1999. At December 31, 1999, a note receivable of $1,187,000 was due from ARK #10 for which the Company had reserved $1,141,000 as an allowance for uncollectability. The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum. During 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote down the note against the established reserve. At December 31, 2001, there were no other monies owed to the Company by ARK #10. The Schlotzsky's franchise was transferred to the Company effective October 1, 2001 as partial payment for the note receivable.

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

        Effective September 22, 2000, the Company and Mr. Stetson entered into an Amendment to the Settlement Agreement that provided for two changes to the original Settlement Agreement that were completed in October 2000. First, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of the Company's Common Stock (calculated based on a value of $8.5625 per share). Second, the Company advanced Mr. Stetson $75,000 under a third promissory note to be used for the sole purpose of acquiring shares of the Company's Common Stock in the open market. Both notes bear interest at 7.0% per annum and provide for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006. In addition, both notes are secured by the restricted Common Stock and stock purchased with the proceeds of the notes. The $300,000 note is classified as a loan to shareholders for Common Stock on the balance sheet and the note for $75,000 is classified as a note receivable on the balance sheet.

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

        In connection with their resignations, Messrs. Margolin, Rolph and Rolph entered into Noncompetition and Release Agreements with the Company pursuant to which each of them agreed not to (a) submit or cause the submission of any proposals or nominations of candidates for election as directors of the Company or (b) solicit proxies from any of the Company's stockholders, in each case prior to December 31, 2003. Additionally, Mr. Margolin agreed not to directly or indirectly own, manage, control, participate in, invest in or provide consulting services to any entity or business organization that engages in or owns, invests in, manages or controls any venture engaged in the ownership, management, acquisition or development of restaurant, gasoline and convenience store properties similar to those of the Company and its affiliates for a one-year period ending March 9, 2002. As consideration under such agreement and in connection with the termination of Mr. Margolin's Employment Agreement with the Company, the Company paid Mr. Margolin $800,000 in severance compensation which was expensed during the quarter ended March 31, 2001. Similarly, each of the Rolphs agreed not to directly or indirectly compete with the Company, other than through the restaurant operations of the Rolphs in existence as of their resignations.

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

        On January 24, 2002, Lone Star U.S. Acquisitions LLC, U.S. Restaurant Properties Operating Limited Partnership, LSF 4 Acquisition, LLC and Shoney's Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney's, with Shoney's being the surviving entity. Pursuant to the terms of the merger, all of the outstanding shares of common stock of Shoney's would be cancelled and converted into the right to receive $.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by U.S. Restaurant Properties Operating Limited Partnership) would be converted into and exchanged for 100 shares of common stock of Shoney's, as the surviving entity in the merger. Pursuant to the terms of the limited liability company agreement, Lone Star Acquisitions will contribute 90.1% of the initial capital and U.S. Restaurant Properties Operating Partnership will contribute 9.9% of the initial capital of LSF 4 Acquisition, LLC. Pursuant to the terms of the LLC Agreement, U.S. Restaurant Properties Operating Partnership may not own more than 9.9% of the outstanding equity of the entity or its successor. In addition, U.S. Restaurant Properties Operating Partnership has no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution. The consummation of the merger is subject to the approval of the merger by the shareholders of Shoney's. There is a special meeting of the shareholders of Shoney's scheduled for April 10, 2002 to vote on the merger. Assuming the merger is approved, while no formal agreements are currently in place, it is anticipated that U.S. Restaurant Properties Operating Partnership will acquire from the surviving corporation in the merger a number of their real estate properties owned by that corporation through a series of sale/leaseback transactions.

11.  Stockholder's Equity and Minority Interest

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

        Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company and LSF3 Investments II, LLC, a Delaware limited liability company (the "Lone Star Holders")) owned as of December 31, 2001 a total of 19.19% of the outstanding Common Stock.

Minority Interest

        In connection with the conversion, QSV withdrew as general partner of USRP and the Operating Partnership, effective October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner for USRP and the Operating Partnership. In exchange for its interests in USRP and the Operating Partnership and the termination of its management contract, QSV received 126,582 shares of Common Stock and 1,148,418 units of beneficial interest in the Operating Partnership ("Operating Partnership Units"), which were exchangeable at any time for shares of Common Stock on a one-for-one basis, and the right to receive up to 825,000 additional Operating Partnership Units or shares of Common Stock on December 29, 2000 based on the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based upon what QSV would have received under their prior management contract. As of December 29, 2000, all of the 825,000 contingent shares of Common Stock had been earned and were issued. Effective December 29, 2000, the Company and QSV entered into a merger agreement in which the Company acquired all outstanding shares of QSV for 2,554,998 shares of Common Stock. The principal assets of QSV at the time of the merger were 1,148,418 Operating Partnership Units and 1,406,582 shares (inclusive of the 825,000 shares discussed above) of Common Stock of the Company.

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

        During 2001, the Company purchased one minority interest holder's 2,429 OP units for $66,000. The OP units outstanding at December 31, 2001 of 131,915 and the preferred partnership interests represent the minority interest. Also during 2001, the HJV preferred interest holder contributed $52,000 to the partnership.

        Minority interest in the OP consists of the following at December 31, 2001 and 2000 (in thousands):

Balance at January 1, 2000	$81,685
Change in market value of contingent shares earned	(3,713)
OP Units converted to Common Stock	(21,389)
Distributions paid	(5,974)
Distributions declared	(15)
Income allocated to minority interest	4,139

Balance at December 31, 2000	54,733
Minority interest shareholder buyout of shares	(66)
Cash contribution by minority interest partner	52
Distributions paid	(4,838)
Distributions declared	(29)
Income allocated to minority interest	4,485

Balance at December 31, 2001	$54,337

Registrations Statements

        On August 22, 1997, the Company filed a shelf registration statement to register shares of Common or Preferred Stock for sale in the amount of $150,000,000. The amount of securities available for sale under this shelf registration statement at December 31, 2001 is $3,310,000.

        On October 30, 1998, the Company filed a shelf registration for $175,000,000 to register shares of Common and Preferred Stock for sale. The amount of securities available for sale under this shelf registration statement at December 31, 2001 is $175,000,000.

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

        On April 9, 2001, the Company filed a registration statement to register 85,077 shares of Common Stock. The Company granted registration rights to the four selling stockholders for stock options in connection with the merger with QSV Properties, Inc. which was effected on December 29, 2000. This registration statement was effective April 25, 2001.

        On August 24, 2001, the Company filed a registration statement to register 1,066,186 shares of Common Stock. Of the shares being registered, 878,186 relate to shares issuable pursuant to the Company's Flexible Incentive Plan, and 188,000 relate to registration rights granted to three stockholders. This registration statement was effective August 24, 2001.

Preferred Stock

        On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A") with a liquidation preference of $25.00 per share under the August 22, 1997 shelf registration statement. The Series A Preferred Stock is not redeemable prior to November 15, 2002. On and after November 15, 2002, the Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, (i) for such number of shares of Common Stock as are issuable at a conversion rate of .9384 shares of Common Stock for each share of Series A Preferred Stock, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Common Stock on the New York Stock Exchange equals or exceeds the Conversion Price, subject to adjustment in certain circumstances, plus cash in the amount of any accrued and unpaid dividends, or (ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred Stock, plus any accrued and unpaid dividends. The Series A Preferred Stock has no stated maturity and is not subject to a sinking fund. Shares of Series A are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at a conversion price of $26.64 per share of Common Stock (equivalent to a conversion rate of .9384 shares of Common Stock). Distributions on Series A are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of Common Stock into which a share of Series A is convertible. As of December 31, 2001, 62 Series A shares have been converted into Common Stock. Holders of Preferred Stock are entitled to receive dividends in preference to any dividends to Common Stockholders or OP unit holders.

Distributions to Common and Preferred Stockholders

        For the year ended December 31, 2001, the Company declared distributions of $26,046,000 to its common stockholders and the minority interests (or $1.43 per share of Common Stock or OP unit), of which 100% represented a return of capital. As of December 31, 2001, $2,177,000 and $2,160,000 of dividends have been declared to be paid on Common Stock and OP units outstanding to stockholders and minority interest OP unitholders of record on December 31, 2001 and February 1, 2002, respectively.

        For the year ended December 31, 2001, the Company declared distributions of $7,102,000 to its preferred stockholders, of which 8.43% represented a return of capital, 64.81% represented long-term capital gains, and 26.76% represented IRS 1250 capital gains. As of December 31, 2001, $1,775,000 of dividends have been declared to be paid on Preferred Stock to holders of record on March 1, 2002.

12.  Fair Value Disclosure of Financial Instruments

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

        Cash and cash equivalents, receivables (including deferred rent receivable) and accounts payable (including deferred rent payable) are short term and highly liquid in nature. Accordingly, fair value approximates the carrying values of these items. The line of credit has a short-term variable rate, and accordingly, the fair value approximates the carrying value.

        Notes and mortgage loan receivables totaling $24,332,000 and $34,457,000 as of December 31, 2001 and 2000, respectively, have a fair value of $26,922,000 and $36,654,000 respectively, based upon interest rates for notes with similar terms and remaining maturities.

        Cost method investments with recorded values of $643,000 and $600,000 as of December 31, 2001 and 2000, respectively, have fair values of approximately the same amounts based on prices recently paid by the Company and/or published market values/prices if available.

        Notes and mortgage loan payable totaling $337,290,000 and $237,966,000 as of December 31, 2001 and 2000, respectively, have a fair value of $343,413,000 and $231,730,000 respectively, based upon interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

        The fair value estimates presented herein are based on information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly for the amounts presented herein.

13.  Segments

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

        Real Estate.    Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its revenues primarily from rental income received on its 811 restaurant and service station properties located throughout 48 states.

        Retail.    Commencing in April 2001, the Company formed a wholly-owned subsidiary, FSI, which began retail sales. At December 31, 2001, FSI operated ten service stations in Hawaii, 12 service stations in Texas and seven service stations in Illinois. Revenues from this segment are generated from the gasoline and convenience store sales at these 29 service stations. Intersegment rental revenues, paid to the Real Estate segment from the Retail segment, were $220,000 which has been eliminated in consolidation. During the fourth quarter of 2001, FSI commenced operating four non-service station properties: one car wash in California and three restaurants, one each located in Kansas, Georgia and Texas. In January 2002, the Company ceased operations of the restaurant located in Georgia.

        The following represents the Company's reportable amounts by segment as of and for the year ended December 31, 2001 (in thousands):

	Real Estate	Retail	Intercompany	Consolidated
Rental revenue	$68,118	$—	$(220)	$67,898
Operating income	—	14,520	—	14,520
Interest income and amortization of direct financing leases	5,678	—	—	5,678

Total revenues	73,796	14,520	(220)	88,096
Interest expense	(24,156)	—		(24,156)
Depreciation and amortization	(22,795)	(4)		(22,799)
Other expenses	(44,883)	(14,146)	220	(58,809)

Income (loss) before extraordinary item	(18,038)	370	—	(17,668)
Extraordinary loss	(944)	—	—	(944)

Net income (loss)	$(18,982)	$370	$—	$(18,612)

Identifiable assets	$566,190	$1,020	$(48)	$567,162
Cash allocable with segment	9,683	663	—	10,346

Total assets	$575,873	$1,683	$(48)	$577,508

14.  Employee Benefit Plan

        Effective October 15, 1997, the U.S. Restaurant Properties, Inc. 401(k) plan (the "Plan") was established as a savings plan for the Company's employees. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of January 1, April 1, July 1 and October 1 immediately following the later of the (i) six months after their first day of employment with the Company or (ii) the date an employee attains the age of 21, as defined. Each participant may make contributions to the Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant's annual compensation (not to exceed $10,500 per annum for 2001). The Company will match up to 50% of participating annual employee's contributions up to a maximum of 10% of the employee's annual compensation. The Company's matching contributions are made in Company Stock, which is purchased by the Plan on the open market, and is subject to specified years-of-service for vesting of the Company's portion of contributions to the Plan. Employer contributions of approximately $47,000, $71,000 and $57,000 have been paid or accrued for the years ended December 31, 2001, 2000 and 1999, respectively.

15.  Summary by Quarter (unaudited) (in thousands, except per share amounts)

	Quarter
					Total Year
	First	Second	Third	Fourth
2001
Revenues	$18,773	$21,114	$23,380	$24,829	$88,096
Net income (loss)	(19,919)	1,787	(812)	332	(18,612)
Income (loss) allocable to common stockholders	(21,695)	12	(2,588)	(1,443)	(25,714)
Loss per common share
Basic net loss per share	$(1.24)	$—	$(0.14)	$(0.08)	$(1.43)
Diluted net loss per share	$(1.24)	$—	$(0.14)	$(0.08)	$(1.43)
2000
Revenues	$19,672	$21,817	$20,161	$18,455	$80,105
Net income (loss)	409	(1,399)	1,413	(468)	(45)
Loss allocable to common stockholders	(1,367)	(3,174)	(363)	(2,243)	(7,147)
Loss per common share
Basic net loss per share	$(0.09)	$(0.21)	$(0.02)	$(0.14)	$(0.46)
Diluted net loss per share	$(0.09)	$(0.21)	$(0.02)	$(0.14)	$(0.46)

Schedule II

U.S. Restaurant Properties, Inc.
Valuation and Qualifying Accounts
(amounts in thousands)

	Accounts Receivable	Straight-line Rent	Notes and Mortgages Receivable	Total
Balance at January 1, 2000	$3,989	$617	$1,499	$6,105
Bad debt expense	2,447	1,359	5,054	8,860
Write-offs	(3,576)	(487)	(1,988)	(6,051)

Balance at December 31, 2000	2,860	1,489	4,565	8,914
Bad debt expense	1,646	463	2,618	4,727
Write-offs	(1,046)	(665)	(643)	(2,354)

Balance at December 31, 2001	$3,460	$1,287	$6,540	$11,287

Schedule III

U.S. Restaurant Properties, Inc.
Real Estate and Accumulated Depreciation
(amounts in thousands)

						Accumulated Depreciation at December 31, 2001
		Cost at December 31, 2001
Store Type	Number of Properties
		Land	Buildings	Equipment	Total	Buildings	Equipment	Total
Applebee's	12	$1,943	$9,962	$—	$11,905	$1,700	$—	$1,700
Arby's	66	11,057	38,282	99	49,438	8,481	33	8,514
Bruegger's Bagel	17	2,415	9,478	—	11,893	2,239	—	2,239
Burger King	173	30,992	65,869	273	97,134	17,803	167	17,970
Dairy Queen	32	2,559	7,406	692	10,657	2,298	557	2,855
El Chico	22	8,429	19,503	—	27,932	4,032	—	4,032
Fina	44	5,237	15,391	—	20,628	2,374	—	2,374
Grandy's	28	12,251	—	—	12,251	—	—	—
Hardee's	14	2,806	10,480	1,072	14,358	3,197	838	4,035
Phillips 66	19	3,562	6,046	1,842	11,450	563	639	1,202
Popeye's	20	3,360	9,321	—	12,681	1,986	—	1,986
Schlotzsky's	27	7,944	16,367	162	24,473	3,204	2	3,206
Other	337	91,519	154,815	6,878	253,212	30,117	3,003	33,120

Total	811	$184,074	$362,920	$11,018	$558,012	$77,994	$5,239	$83,233

(1)
Substantially all property is restaurant/service station property
(2)
Depreciation is computed over the estimated useful life of 15 to 20 years for the restaurant buildings and improvements and seven years for the restaurant equipment.
(3)
Burger King restaurant properties include the land values of 22 restaurant properties in which the building and improvements are accounted for as direct financing leases.
(4)
Transactions in real estate and equipment and accumulated depreciation during 2001, 2000 and 1999 are summarized below.

	Cost	Depreciation
Balance at January 1, 1999	$522,898	$27,938
Acquisitions	103,230	—
Cost of real estate sold	(15,739)	(1,437)
Depreciation expense	—	22,880
Asset impairment	(5,000)	—
Transfer from direct financing leases	1,634	—
Transfer from construction in progress	27,498	—

Balance at December 31, 1999	634,521	49,381
Acquisitions	4,971	—
Cost of real estate sold	(49,417)	(5,700)
Depreciation expense	—	24,485
Asset impairment	(6,106)	—
Transfer from construction in progress	29,877	—

Balance at December 31, 2000	613,846	68,166
Acquisitions	2,935	—
Cost of real estate sold	(27,474)	(7,179)
Assets reclassified as held for sale	(22,071)	—
Depreciation expense	—	22,246
Asset impairment	(18,445)	—
Transfer from direct financing leases	680	—
Transfer from construction in progress	8,541	—

Balance at December 31, 2001	$558,012	$83,233

Index to Exhibits

Exhibit Number
3.1	Amended and Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-34263))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-21403))
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-21403))
10.1	Amended and Restated Property Management agreement dated August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 14, 2001)
10.2	Amended and Restated Indenture dated August 1, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on November 14, 2001)
10.6
Note Purchase Agreement dated May 1, 1998 for $111,000,000, 7.15% Senior Notes due May 1, 2005 between U.S. Restaurant Properties Operating L.P., U.S. Restaurant Properties, Inc. and the purchasers (incorporated by reference to Exhibit 10.6 to the Registrant's Form 10-K filed on March 29, 1999)
10.7
Note Purchase Agreement dated October 15, 1998 for $47,500,000, 8.22% Senior Notes due August 1, 2003 between U.S. Restaurant Properties Operating L.P., U.S. Restaurant Properties, Inc. and the purchasers (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 29, 1999)
11.1	Calculation of Net Loss per Common Share
12.1	Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends