Form 10-Q
period 2002-03-31
U S RESTAURANT PROPERTIES INC
filed 2002-05-14
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number 1-13089

U.S. Restaurant Properties, Inc.

(Exact name of registrant as specified in its charter)

Maryland	75-2687420
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12240 Inwood Rd., Suite 300, Dallas, Texas 75244
(Address of principal executive offices)
(Zip Code)

(972) 387-1487
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒                                                        No   ☐

As of May 3, 2002, U.S. Restaurant Properties, Inc. had 19,551,207 shares of common stock $.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I.       FINANCIAL INFORMATION

Item 1.    Financial Statements

U.S. Restaurant Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2002	December 31, 2001

	(Unaudited)
Assets

Property, net
Land	$181,290	$184,074
Building and leasehold improvements	359,543	362,920
Machinery and equipment	11,005	11,018
	551,838	558,012
Less: accumulated depreciation	(87,713)	(83,233)
	464,125	474,779

Assets held for sale	22,094	22,071
Construction in progress	431	640
Cash and cash equivalents	8,991	10,346
Restricted cash and marketable securities	4,052	6,622
Rent and other receivables, net (includes $4,289 and $4,747 allowance for doubtful accounts at March 31, 2002 and December 31, 2001, respectively)	16,901	16,760
Prepaid expenses and other assets	2,196	2,534
Inventories	2,222	633
Investments	3,085	5,108
Notes receivable, net (includes $488 due from related parties and $3,727 and $4,040 allowance for doubtful accounts at March 31, 2002 and December 31, 2001, respectively)	14,816	8,145
Mortgage loans receivable, net (includes $2,500 allowance for doubtful accounts at March 31, 2002 and December 31, 2001)	15,006	16,187
Net investment in direct financing leases	1,131	1,300
Deferred financing costs and intangibles, net	11,912	12,383
Total assets	$566,962	$577,508

Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$14,792	$18,255
Accrued dividends and distributions	2,187	6,112
Unearned contingent rent	1,000	1,124
Deferred gain on sale of property	213	215
Interest rate swap agreements at fair value	2,100	3,746
Notes payable	333,042	336,140
Mortgage note payable	971	979
Total liabilities	354,305	366,571

Commitments and contingencies

Minority interest in operating partnerships	54,272	54,337

Stockholders’ equity

Preferred stock, $.001 par value per share; 50,000 shares authorized, Series A — 3,680 shares issued and outstanding at March 31, 2002 and December 31, 2001 (aggregate liquidation value of $92,000)	4	4
Common stock, $.001 par value per share; 100,000 shares authorized, 19,551 and 19,459 shares issued and outstanding at March 31, 2002 and December 31, 2001, respectively	20	19
Additional paid-in capital	325,510	324,448
Excess stock, $.001 par value per share 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(3,975)	(5,071)
Loans to stockholders for common stock	(874)	(850)
Distributions in excess of net income	(162,300)	(161,950)
Total stockholders’ equity	158,385	156,600
Total liabilities and stockholders’ equity	$566,962	$577,508

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,

	2002	2001
Real Estate
Revenues:
Rental income	$16,590	$17,258
Interest income	1,041	1,346
Amortization of unearned income on direct financing leases	62	95
Total revenues	17,693	18,699
Expenses:
Property	628	335
Depreciation and amortization	5,318	5,980
General and administrative	1,925	3,173
Provision for doubtful accounts	86	1,148
Interest expense	4,286	6,973
Amortization of loan origination fees	423	2,003
Derivative settlement payments	984	128
Impairment of long-lived assets	809	15,929
Fair value adjustment for interest rate swap	(172)	1,690
Total expenses	14,287	37,359
Income (loss) from real estate operations	3,406	(18,660)

Retail Operations
Operating revenue	7,216	—
Operating general and administrative	(1,109)	—
Cost of sales	(5,940)	—
Income from retail operations	167	—

Gain on sale of property	—	66
Income (loss) from continuing operations	3,573	(18,594)
Minority interests	(1,133)	(1,004)
Net income (loss) from continuing operations before discontinued operations and extraordinary item	2,440	(19,598)
Income from discontinued operations (includes gain on disposal of $1,480 for 2002)	1,510	19
Loss on early extinguishment of debt	—	(340)
Net income (loss)	3,950	(19,919)
Dividends on preferred stock	(1,776)	(1,776)
Net income (loss) allocable to common stockholders	$2,174	$(21,695)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(1.22)
Income from discontinued operations	0.08	—
Extraordinary loss	—	(0.02)
Net income (loss) per share	$0.11	$(1.24)

Weighted average shares outstanding
Basic	19,518	17,532
Diluted	19,784	17,532

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Other Comprehensive Operations

(In thousands)

(Unaudited)

	Three months ended March 31,
	2002	2001

Net income (loss)	$3,950	$(19,919)
Cumulative effect of change in accounting for derivative instrument	—	(1,474)
Reclassification adjustment — hedge settlement	—	737
Other comprehensive income (loss) —
unrealized gain on derivative valuation	1,147	—
unrealized loss on bond investments	(51)	(113)
Comprehensive income (loss)	$5,046	$(20,769)

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2002

(In thousands)

(Unaudited)

								Accumulated
	Preferred Stock		Common Stock		Additional	Loans	Distributions	Other
		Par		Par	Paid-in	To	In Excess of	Comprehensive
	Shares	Value	Shares	Value	Capital	Shareholders	Net Income	Gain (Loss)	Total

Balance at January 1, 2002	3,680	$4	19,459	$19	$324,448	$(850)	$(161,950)	$(5,071)	$156,600
Net income							3,950		3,950
Purchase of common stock by officers			10		120	(24)			96
Proceeds from exercised stock options			82	1	880				881
Stock-based compensation to employees					62				62
Other comprehensive gain (loss) —
unrealized gain on derivatives								1,147	1,147
unrealized loss on investments								(51)	(51)
Distributions declared on common stock							(4,300)		(4,300)
Balance at March 31, 2002	3,680	$4	19,551	$20	$325,510	$(874)	$(162,300)	$(3,975)	$158,385

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$3,950	$(19,919)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	5,346	6,030
Extraordinary loss on extinguishment of debt	—	340
Amortization of deferred financing costs and discounts	436	2,032
Impairment of long-lived assets	809	15,929
Provision for doubtful accounts	86	1,148
Stock-based compensation	62	—
Accretion of interest income	(168)	(168)
Fair value adjustment for interest rate swap agreements	(172)	1,690
Minority interests	1,133	1,004
Gain on sale of property	(1,480)	(66)
Gain on sale of investments	(255)	—
Decrease (increase) in rent and other receivables, net	(983)	1,065
Decrease (increase) in prepaid expenses	338	(48)
Increase in inventories	(1,589)	—
Reduction in net investment in direct financing leases	169	224
Decrease in accounts payable and accrued liabilities	(3,595)	(1,824)
Decrease in unearned contingent rent	(124)	(33)
Cash provided by operating activities	3,963	7,404

Cash flows from investing activities:

Proceeds from sale of property and equipment	6,246	1,754
Purchase of property	—	(479)
Purchase of machinery and equipment	(29)	—
Purchase of investments	(1,073)	—
Proceeds from sale of investments	3,408	—
Distributions received on investments	24	22
Decrease in restricted cash	2,570	668
Increase in mortgage loans receivable	(84)	—
Reduction of mortgage loans receivable principal	1,303	1,553
Increase in notes receivable	(6,500)	(494)
Reduction of notes receivable principal	184	2,004
Cash provided by investing activities	6,049	5,028

Cash flows from financing activities:

Payments on line of credit	$—	$(119,035)
Distributions to minority interest	(1,198)	(1,214)
Cash distributions to stockholders	(6,449)	(5,840)
Payment of preferred stock dividends	(1,776)	(1,776)
Proceeds from sale of stock	976	4,838
Payments on notes/mortgage payable	(2,914)	(56,667)
Proceeds from notes/mortgage payable	—	180,700
Financing costs and other intangibles	(6)	(4,422)
Cash flows used in financing activities	(11,367)	(3,416)

Increase (decrease) in cash and cash equivalents	(1,355)	9,016
Cash and cash equivalents at beginning of period	10,346	5,509
Cash and cash equivalents at end of period	$8,991	$14,525

Supplemental disclosure:
Interest paid during the period	$3,421	$6,772

Non-cash investing and financing activities:
Interest receivable transferred to mortgage receivable	$38	$—
Transfer of property from capitalized lease to property and equipment	—	303
Unrealized loss on investments classified as available for sale	51	113
Notes received on sale of property	—	878
Fair value adjustment for interest rate swap	(1,147)	—
Net transfers from construction in progress to property	—	3,171
Security deposit and note receivable transferred	—	700
Account receivable conversion to note	—	124
Increase (decrease) in common and preferred stock dividends accrued	(3,925)	17
Loan to stockholder for common stock	24	—

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), as defined under the Internal Revenue Code of 1986, as amended.  As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, “USRP”).  The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. (“OP”).  At March 31, 2002, the Company, directly or indirectly, owned 99.34% of and controlled the OP.  As of March 31, 2002, the Company owned 804 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC.  In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2002, and the consolidated results of its operations, comprehensive operations, stockholders’ equity and cash flows for the three months ended March 31, 2002 and 2001.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable.  Accordingly, the accompanying condensed consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants.  Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income.  For the three months ended March 31, 2002 and 2001, the Company has recorded rent expense of $925,000 and $1,023,000, respectively, as reductions to rent revenues.

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

Investments in equity securities with readily determinable fair values and debt securities are classified as either available-for-sale or trading, based on the Company’s intent with respect to those securities.  Such investments are classified as trading securities if those securities are held principally for the purpose of selling them in the near term.  All other such investments are classified as available-for-sale.  These investments are recorded at fair value on the balance sheet.  Changes in fair value during the period are recorded in earnings for trading securities and in other comprehensive operations for available-for-sale securities.

Investments in equity securities that do not have readily determinable fair values are recorded using the cost method since the Company does not have the ability to exercise significant influence over the investees.

Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, was effective for the Company January 1, 2001.  This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations.  If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings.  If the derivative is designated as a cash flow hedge, changes in fair value of the derivative will be recorded in other comprehensive income and will be recorded in the statement of operations when the hedged item affects earnings.  SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting.  For a derivative that does not qualify as a hedge, changes in fair value will be recognized in earnings.

The adoption of SFAS No. 133 as of January 1, 2001, resulted in the recognition of a liability of $1,474,000, which was amortized into operations during the first six months of 2001.

SFAS No. 141, “Business Combinations” was effective July 1, 2001 and prohibits pooling-of-interests accounting for acquisitions.  SFAS No. 142, “Goodwill and Other Intangible Assets” was effective January 1, 2002 and specifies that goodwill and some intangible assets will no longer be amortized but instead will be subject to periodic impairment testing.  The effect of adopting SFAS No. 142 did not have a material impact on the Company’s financial statements.

SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued in June 2001, and will be adopted by the Company on January 1, 2003.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  The Company has not yet determined the effect adopting SFAS No. 143 will have on its financial statements.

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001, and was adopted by the Company on January 1, 2002.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion).  This Statement retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of.  The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired.  That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation.  This statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations.  This results in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur subsequent to January 1, 2002.

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002.  Portions of the Statement that are applicable to the Company include the rescission of FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment to FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions.

When the Company adopts FASB Statement No. 145, any gain or loss on extinguishment of debt will be included in income from continuing operations, rather than as an extraordinary item.  In addition, gains and losses from extinguishment of debt that occurred in prior periods will be reclassified from extraordinary items into continuing operations.

The Company had 19,551,207 and 19,459,207 shares of common stock outstanding as of March 31, 2002 and December 31, 2001, respectively.

2.             Net Income (Loss) per Share of Common Stock

	Three months ended March 31,
(In thousands, except per share amounts)	2002	2001

Net income (loss) from continuing operations before discontinued operations and extraordinary item	$2,440	$(19,598)
Dividends on preferred stock	(1,776)	(1,776)
Net income (loss) from continuing operations allocable to common stockholders	664	(21,374)
Income from discontinued operations	1,510	19
Loss on early extinguishment of debt	—	(340)

Net income (loss) allocable to common stockholders	$2,174	$(21,695)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.03	$(1.22)
Income from discontinued operations	0.08	—
Extraordinary loss	—	(0.02)
Net income (loss) per share	$0.11	$(1.24)

Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding.  Diluted income (loss) per share typically reflects the dilutive effect of stock options, OP units, OP units and shares on which the price is guaranteed (“Guaranteed Stock”) and convertible preferred stock.  The 41,004 stock options, 131,915 OP units, 93,540 shares of Guaranteed Stock were dilutive, and 3,679,938 shares of convertible preferred stock were anti-dilutive in the three months ended March 31, 2002.  The 6,274 stock options, 134,344 OP units, 153,436 shares of Guaranteed Stock, and 3,679,938 shares of convertible preferred stock were anti-dilutive in the three months ended March 31, 2001.

3.                                      Property

During the three months ended March 31, 2002, the Company completed the sale and disposal of seven properties for net cash proceeds of $6,246,000, net of closing costs.  During the three months ended March 31, 2002, the Company purchased $29,000 of equipment used at the Company’s corporate offices.

The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants.  When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an appraisal or other estimate of fair market value of the property affected.  During the first quarter of 2002, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, impairment charges of $809,000 were recorded from the revaluing of seven assets to their estimated fair value.

4.             Investments

The aggregate cost basis and net unrealized loss for investments classified as available for sale at March 31, 2002 were $4,997,000 and $2,574,000, respectively.  The net unrealized loss is recorded as accumulated other comprehensive loss of which a loss of $51,000 was recorded during the three months ended March 31, 2002.  In addition to these investments, the Company has other investments carried at a cost basis of approximately $662,000.  During the three months ended March 31, 2002, the Company liquidated its trading securities.

5.             Lines of Credit, Bridge Loan and Notes Payable

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary U.S. Restaurant Properties, Inc. 2001-A, L.P.  Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company’s secured bridge facility with Bank of America and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes (described below) in October 2001.  The Certificates amortize over 15 years, bear interest at the 30 — day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006.  At March 31, 2002, there was $174,905,000 outstanding on the Certificates.  The Certificates are secured by 273 properties with a net book value of $201,304,000 at March 31, 2002.

In January 2001, the Company entered into an indenture agreement with Bank of America for a secured bridge facility of $175,000,000.  Proceeds from this bridge facility were used to pay-off the outstanding balance of the OP’s $175,000,000 revolving credit line and a $50,000,000 unsecured term loan from Credit Lyonnais.  The initial term of the bridge loan matured in July 2001, and the Company entered into options to extend the facility through August 31, 2001.  In August 2001, the Company paid the outstanding balance of this bridge facility with the proceeds from the offering of the Certificates.

In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000.  The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180 - day LIBOR contracts plus 225 basis points.  The Credit Agreement also provides that up to $3,500,000 of the facility may be used for letters of credit.  During 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders and letters of credit in the amount of $812,000 for the benefit of a supplier of fuel.  There is a 2.25% fee per annum on the outstanding letters of credit.  Amounts available under this facility are further reduced by the market value of the Bank of America Derivatives (described in Note 6 below) in excess of a $2,000,000 threshold.  At March 31, 2002, the availability under this facility was $1,354,000.

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000.  The OP received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital.  This credit agreement, which expired on January 9, 2001, and provided that borrowings thereunder bear interest in traunches of 30, 60 or 90 — day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula.  The line of credit required the Company to maintain a Minimum Combined Equity Value of $200,000,000, total adjusted outstanding indebtedness not to exceed 60% of capitalization value, secured indebtedness not to exceed 15% of capitalization value, debt yield of not less than 16%, distributions not to exceed Consolidated Net Earnings and other financial covenants as defined in the line of credit agreement.  On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999.  Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line.  This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000.  On January 9, 2001, the Company paid the outstanding balance under this facility as scheduled with proceeds from a bridge loan advanced by Bank of America.

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002.  In January 1998, the note holders agreed to release the collateral for these notes.  In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled.  Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000.  Under the terms of the Waiver and Second Amendment to Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America.  In October 2001, the Company prepaid the $27,500,000 Series B Senior Secured Guaranteed Notes in full.  In connection with this prepayment, the Company paid $388,000 of make-whole fees and wrote-off $216,000 worth of unamortized loan origination fees associated with this facility.

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

On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition.  The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007.  As of March 31, 2002, the balance was $971,000.

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

The Company is in compliance with all covenants associated with its debt and credit facilities as of March 31, 2002.

6.              Derivative Instruments

Derivative financial instruments are utilized by the Company to manage market risks associated with changes in interest rates.  Derivative financial instruments include interest rate swaps and interest rate collars.  During the three months ended March 31, 2002, the Company recognized $172,000 in income related to the ineffective portion of the interest rate swap with Credit Lyonnais, and recognized $1,147,000 in other comprehensive gain representing the effective portion of the cash flow hedges.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America.  This fixed to floating interest rate swap is on a $25,000,000 notional value on which the Company receives a fixed rate of 7.15% and pays a floating rate based on the three month LIBOR plus a spread of 2.92%.  This interest rate swap terminates in May 2005.  The Company has designated this swap as a cash flow hedge.  Accordingly, all changes in value of the derivative and hedged item are recorded in earnings.

In conjunction with the completion of the offering of the Certificates, the Company entered into various interest rate protection agreements (the “Bank of America Derivatives”), including: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000 and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000.  Subsequently, the Company entered into an interest rate swap at a fixed rate of 2.20% for six months on a notional amount of $20,000,000.  These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years, and lock in $20,000,000 at 3.206% (2.200% plus 1.006%) for six months.

Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR.  The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions.  The agreement calls for the net expense or income to be paid or received quarterly.  This swap was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001.  The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000.  The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company’s term loan with Credit Lyonnais.  As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1,474,000 in accumulated other comprehensive operations was re-classified to earnings over a six-month period, which was the anticipated term of the bridge loan.  From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings.  In connection with the completion of the Certificate offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50,000,000 of the Certificates.  The Company reduced the notional amount of this interest rate swap by $20,000,000 during 2001 for a cost of approximately $1,405,000.  During the first quarter of 2002, the Company paid $549,000 to reduce the notional amount of this interest rate swap to $15,000,000 effective May 13, 2002.

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

7.             Related Party Transactions

In order to satisfy franchisor requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. (“ARK #10”) is owned by the Chief Executive Officer of the Company and a member of the Board of Directors of the Company.  The Chief Executive Officer receives no compensation for this role.  ARK #10 was established to hold and operate five Burger King and one Schlotzsky’s franchises in Arkansas and Kansas, respectively.  The Burger King operations were either sold to third parties or closed in 1999.  At December 31, 1999, a note receivable of $1,187,000 was due from ARK #10 for which the Company had reserved $1,141,000 as an allowance for uncollectability.  The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum.  During 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote down the note against the established reserve.  The Schlotzsky’s franchise was transferred to the Company effective October 1, 2001 as partial payment for the note receivable.  At March 31, 2002, there were no other monies owed to the Company by ARK #10.

In connection with Mr. Robert Stetson’s resignation as Chief Executive Officer and President of the Company, the Company entered into a Settlement Agreement and Consulting Agreement with Mr. Stetson as of October 6, 1999.  Pursuant to the terms of the Settlement Agreement, the Company agreed to provide Mr. Stetson one or more loans, up to the aggregate of $800,000, for the sole purpose of acquiring shares of the Company’s common stock from time to time in the open market.  In March 2000, the Company advanced $400,000 to Mr. Stetson for the purchase of the common stock of the Company.  The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March, 2006.  Pursuant to the note agreement, Mr. Stetson has pledged the common stock purchased with the note proceeds as collateral for the loans.  This note is classified as a note receivable on the balance sheet.

Effective September 22, 2000, the Company and Mr. Stetson entered into an Amendment to the Settlement Agreement that provided for two changes to the original Settlement Agreement that were completed in October 2000.  First, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of the Company’s Common Stock (calculated based on a value of $8.5625 per share).  Second, the Company advanced Mr. Stetson $75,000 under a third promissory note to be used for the sole purpose of acquiring shares of the Company’s Common Stock in the open market.  Both notes bear interest at 7.0% per annum and provide for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006.  In addition, both notes are secured by the restricted Common Stock and stock purchased with the proceeds of the notes.  The $300,000 note is classified as a loan to shareholders for Common Stock on the balance sheet and the note for $75,000 is classified as a note receivable on the balance sheet.

On December 20, 2000, USRP/HCI Partnership 1, L.P., a subsidiary of the Company, (“HJV”) made an advance to the preferred interest holder in the amount of $700,000.  Under the terms of the Advance Agreement dated December 1, 2000, the $700,000 advance bears interest at an annual interest rate of 9.0%.  This advance was paid in full as scheduled in April 2001.

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

In connection with their resignations, Messrs. Margolin, Rolph and Rolph entered into Noncompetition and Release Agreements with the Company pursuant to which each of them agreed not to (a) submit or cause the submission of any proposals or nominations of candidates for election as directors of the Company or (b) solicit proxies from any of the Company’s stockholders, in each case prior to December 31, 2003.  Additionally, Mr. Margolin agreed not to directly or indirectly own manage, control, participate in, invest in or provide consulting services to any entity or business organization that engages in or owns, invests in, manages or controls any venture engaged in the ownership, management, acquisition or development of restaurant, gasoline and convenience store properties similar to those of the Company and its affiliates for a one-year period ending March 9, 2002.  As consideration under such agreement and in connection with the termination of Mr. Margolin’s Employment Agreement with the Company, the Company paid Mr. Margolin $800,000 in severance compensation which was expensed during the quarter ended March 31, 2001.  Similarly, each of the Rolphs agreed not to directly or indirectly compete with the Company, other than through the restaurant operations of the Rolphs in existence as of March 2001.

On August 27, 2001, as part of the employment arrangement with the Company’s new Chief Financial Officer and Chief Operating Officer, H.G. Carrington, Jr., the Company advanced Mr. Carrington $550,000 for the purpose of acquiring shares of the Company’s Common Stock.  The promissory note provides for an interest rate of 5.0% per annum and quarterly payments of interest only through May 2006, with a final payment of principal and interest due in August 2006.  This $550,000 note is classified as a loan to shareholders for Common Stock on the balance sheet.

In January 2002, the Company advanced Harry O. Davis, the Company’s Senior Vice-President of Asset Management, $24,000 for the purpose of acquiring shares of the Company’s Common Stock.  The promissory note provides for an interest rate of 6.0% per annum and quarterly payments of interest only beginning in April 2002 through December 2006, with a final payment of principal and all unpaid interest in January 2007.  This note is classified as a loan to stockholders for Common Stock on the balance sheet.

On January 24, 2002, Lone Star U.S. Acquisitions LLC, the OP, LSF 4 Acquisition, LLC and Shoney’s Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney’s, with Shoney’s being the surviving entity.  Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney’s would be cancelled and converted into the right to receive $.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) would be converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger.  Pursuant to the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC.  Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP now owns 7.5% of the equity of the sole shareholder of Shoney's.  In addition, the OP has no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution.  While no formal agreements are currently in place, it is anticipated that the OP will acquire from the surviving corporation in the merger a number of their real estate properties owned by that corporation through a series of sale/leaseback transactions.

8.             Stockholders’ Equity and Minority Interests

Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (the “Lone Star Holders”)) owned as of March 31, 2002 approximately 19.19% of the outstanding Common Stock.

Distributions to Common and Preferred Stockholders

During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first of every period.  During the first quarter of 2002, the Company paid three common stock dividends and declared two, and paid one preferred stock dividend and declared none.  Both the May common stock and June preferred stock dividends were declared on April 1, 2002.

Minority Interests

As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, each OP unit not owned by the Company represents a minority interest in the OP.  Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of Common Stock.  Each OP unit may be exchanged at any time by the holder thereof for one share of Common Stock of the Company.  With each exchange of outstanding OP units for Common Stock, the Company’s percentage ownership interest in the OP, directly or indirectly, will increase.  As of March 31, 2002 there were 131,915 OP units outstanding.

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

The OP units outstanding at March 31, 2002 and December 31, 2001 of 131,915 and the preferred partnership interests represent the minority interests of the Company.

Minority interest in the OP and the preferred partnership consists of the following at March 31, 2002 (in thousands):

Balance at January 1, 2002	$54,337
Distributions paid and accrued in the period	(1,198)
Income allocated to minority interest	1,133
Balance at March 31, 2002	$54,272

9.                                      Segment Information

Effective April 2001, with the formation of Fuel Supply Inc., a wholly-owned subsidiary of the Company ("FSI") and the commencement of retail operations, the Company now has two operating segments, real estate and retail.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

Real Estate.  Real estate activities are comprised of property management, acquisition and development operations and related business objectives.  The Company derives its revenues primarily from rental income received on its 804 restaurant and service station properties located throughout 48 states.

Retail.  Commencing in April 2001, the Company formed FSI, which began retail sales. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise, and food sales at restaurants.  At March 31, 2002, FSI operated five service stations in Texas and one service station in Illinois.  In January 2002, FSI commenced operating a fuel terminal in Hawaii to store fuel sold at its Hawaii service stations.  At March 31, 2002, in addition to the service stations currently operated, FSI sold fuel to eight service stations in Hawaii, seven in Texas and five in Illinois.  FSI also operates four non-service station properties: one car wash in California and three restaurants, two located in Texas and one located in Kansas.  Intersegment rental revenues, paid to the Real Estate segment from the Retail segment, were $211,000, which have been eliminated in consolidation.

10.                               Discontinued Operations

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires current and historical results of operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.  During the three months ended March 31, 2002, the Company recognized income from discontinued operations of $1,510,000, which includes a gain on disposal of $1,480,000 related to the sale of seven properties.  During the three months ended March 31, 2001, the Company recognized income from discontinued operations of $19,000.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company derives its revenue primarily from the leasing of its properties (primarily restaurants) to operators on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable.  Approximately 50% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a threshold amount.  As a result, portions of the Company’s revenues are a function of the number of properties in operation and their level of sales.  Sales at individual properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

Comparison of the three months ended March 31, 2002 to the three months ended March 31, 2001

Revenues from real estate operations, including income earned on direct financing leases, in the three months ended March 31, 2002 totaled $17,693,000, down 5.4% from the $18,699,000 recorded for the three months ended March 31, 2001.  The decrease in revenues is primarily due to sales of properties during 2001, as well as lower interest income due to a liquidation of the Company’s trading securities during 2002.  For the three months ended March 31, 2002, approximately 5.5% of the Company’s rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 6.7% for the three months ended March 31, 2001.  Also included in revenues is interest income relating to notes and mortgage receivables from tenants and related parties.  Interest income was $1,041,000 for the three months ended March 31, 2002, compared with $1,346,000 for the three months ended March 31, 2001.

Retail operations commenced in April 2001.  Retail income, which is comprised of revenue from operating activities, was $7,216,000 for the three months ended March 31, 2002.  Cost of sales associated with this revenue totaled $5,940,000 and general and administrative costs associated with this revenue totaled $1,109,000 for the three months ended March 31, 2002.

Property expenses for the three months ended March 31, 2002 totaled $628,000, an increase of 87.5% when compared to the three months ended March 31, 2001.  This increase is primarily due to approximately $235,000 higher property taxes and $55,000 higher ground rent during 2002.  Depreciation and amortization expenses in the three months ended March 31, 2002 totaled $5,318,000, a decrease of 11.1% when compared to the three months ended March 31, 2001.  This decrease relates directly to the decrease in the number of properties owned during 2002 as compared to the same period in 2001.

General and administrative expenses for the three months ended March 31, 2002 totaled $1,925,000, a decrease of 39.3% when compared to the three months ended March 31, 2001.  This decrease is primarily due to an $813,000 severance package to the Company’s former Chief Executive Officer, $211,000 of costs associated with the conversion of the Company’s property management/accounting software system, $247,000 of costs associated with alternative financing for the Company and legal costs associated with tenant litigation matters, all of which were incurred in the quarter ended March 31, 2001.

Provisions for doubtful accounts for the three months ended March 31, 2002 totaled $86,000 compared to $1,148,000 for the three months ended March 31, 2001.  Provisions during the three months ended March 31, 2002 and 2001 resulted from the Company’s regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

Interest expense, amortization of loan origination fees and derivative settlement payments for the three months ended March 31, 2002 totaled $5,693,000, a decrease of 37.5% when compared to the three months ended March 31, 2001.  This decrease is primarily due to the amortization of costs associated with the $175,000,000 bridge loan provided by Bank of America during 2001, as well as a reduction in interest rates and lower debt levels in 2002.

During the three months ended March 31, 2002, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $809,000 was recorded from the revaluing of seven assets to their estimated fair value.  During the three months ended March 31, 2001, the Company recorded an asset impairment charge of $15,929,000.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  Derivative financial instruments include interest rate swaps and interest rate collars.  During the three months ended March 31, 2002, the Company recognized $172,000 in income related to the ineffective portion of the interest rate swap with Credit Lyonnais.  Loss on this interest rate swap agreement for the three months ended March 31, 2001 totaled $1,690,000.

The gain on sale of properties of $1,480,000, included in income from discontinued operations, relates to the sale of seven properties for cash of $6,246,000, net of closing costs, for the three months ended March 31, 2002.  The gain on sale of properties of $66,000 for the three months ended March 31, 2001 relates to the sale of seven properties for cash of $1,754,000, net of closing costs and notes of $878,000.

Minority interest in net income was $1,133,000 for the three months ended March 31, 2002 compared to $1,004,000 for the three months ended March 31, 2001.  For both the three months ended March 31, 2002 and 2001, the amounts relate primarily to the Company’s minority interest in HJV which was formed in October 1999.

Loss on early extinguishment of debt was $340,000 for the three months ended March 31, 2001.  On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America.  In connection with this pay-off, the Company wrote-off $340,000 worth of unamortized loan origination fees associated with this facility.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its short-term cash requirements is rental revenues generated by the Company’s properties.  As of March 31, 2002, the Company had one letter of intent for the acquisition of a restaurant property for approximately $700,000.  The terms of the Company’s leases (“triple net leases”) generally require that the tenant is responsible for maintenance and improvements to the pertinent property.  Thus, the Company is generally not required to expend funds for remodels and renovations.  However, the Company expects to spend approximately $600,000 during the remainder of the year ending December 31, 2002 to renovate and remodel currently owned properties.

During the first quarter of 2002 a party with a contract to purchase from the Company, 23 properties located in Hawaii defaulted on the contract.  In April 2002 a settlement agreement was reached and cash of $660,000 and a note receivable of $125,000 was received by the Company.  Of this $785,000, approximately $125,000 will be used to pay receivables due to the Company and $660,000 will be recognized as revenue in the quarter ending June 30, 2002.

In March 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first of every period.  During the first quarter of 2002, the Company paid three common stock dividends and declared two and paid one preferred stock dividend and declared none.  Both the May common stock and June preferred stock dividends were declared on April 1, 2002.

During June 2001, the Company was informed that one of its tenants had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the “Bankruptcy Code”).  Gant Acquisition LLC (“Gant”), which leases 27 service stations in North Carolina, filed on May 21, 2001.  Annual rent from these properties is approximately $1,504,000.  At March 31, 2002, there was approximately $16,000 of receivables due from this tenant and the Company had no reserve for these amounts.

During October 2001, the Company was informed that one of its borrowers, Lyon’s of California, Inc., had filed for protection under Chapter 11 of the Bankruptcy Code.  At March 31, 2002 there was approximately $10,000,000 due on notes from Lyon’s for which $2,500,000 had been reserved.  Interest income associated with these notes has not been recognized since September 2001.

During February 2002, the Company was informed that ICH Corporation and its wholly owned subsidiary, Sybra, Inc., filed for protection under Chapter 11 of the Bankruptcy Code.  At March 31, 2002 there was approximately $562,000 due from ICH for which $275,000 had been reserved.  ICH Corporation also serves as a guarantor for the Lyon’s notes previously described.  Sybra, Inc. currently leases 59 Arby’s® restaurant sites from the Company.  Annual rent from these properties is approximately $4,622,000.  All post-bankruptcy rent has been received from this tenant, and the Company does not anticipate any adverse impairment of values associated with these properties.

In August 2001, the Company completed a $180,000,000 offering of the Certificates through its subsidiary USRP Funding 2001-A, L.P.  Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company’s secured bridge facility with Bank of America and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001.  The Certificates amortize over 15 years, bear interest at the 30 — day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006.  At March 31, 2002 there was $174,905,000 outstanding on the Certificates.

In conjunction with the completion of the offering of the Certificates, the Company entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000, an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000.  Subsequently, the Company entered into an interest rate swap at a fixed rate of 2.20% for six months on a notional amount of $20,000,000.  These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years, and lock in $20,000,000 at 3.206% (2.200% plus 1.006%) for six months.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America.  This fixed to floating interest rate swap is on a $25,000,000 notional value on which the Company receives a fixed rate of 7.15% and pays a floating rate based on the three month LIBOR plus a spread of 2.92%.  This interest rate swap terminates in May 2005.

Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR.  The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions.  The agreement calls for the net expense or income to be paid or received quarterly.  This swap was secured by six properties with an aggregate net book value of $3,198,000 on February 23, 2001.  The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000.  The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company’s term loan with Credit Lyonnais.  As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1,474,000 in accumulated other comprehensive operations was re-classified to earnings over a six-month period, which was the anticipated term of the bridge loan.  From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings.  In connection with the completion of the Certificate offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50,000,000 of the Certificates.  The Company reduced the notional amount of this interest rate swap by $20,000,000 during 2001 for a cost of approximately $1,405,000.  During the first quarter of 2002, the Company paid $549,000 to reduce the notional amount of this interest rate swap to $15,000,000 effective May 13, 2002.

In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000.  The Credit Agreement has a term of up to two years and bears interest in traunches of 30, 60, 90 or 180 - day LIBOR contracts plus 225 basis points.  The Credit Agreement also provides that up to $3,500,000 of the facility may be used for letters of credit.  During 2001, Bank of America issued a letter of credit in the amount of $1,775,000 on behalf of the Company for the benefit of the preferred stockholders and letters of credit in the amount of $812,000 for the benefit of a supplier of fuel.  There is a 2.25% fee per annum on the outstanding letters of credit.  Amounts available under this facility are further reduced by the market value of the Bank of America Derivatives in excess of a $2,000,000 threshold.  At March 31, 2002, the availability under this facility was $1,354,000.

During 1999, the Company issued $55,000,000 of 8.5% preferred interest in USRP/HCI Partnership 1, L.P. (“HJV”), a subsidiary of the Company, to a third party for net proceeds of $52,793,000.  Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000 payable monthly from the cash flows of HJV.  Income is allocated to the preferred interest holder equal to their distribution.  The Company may be required from time to time to exchange properties that do not meet specified criteria as defined in the partnership agreement.

During the quarter ending June 30, 2002, the Company anticipates closing on a $35,000,000 revolving credit facility with Bank of America.  Proceeds from this facility will be used to acquire properties in a series of sale/leaseback transactions.

Management believes that cash flow from operations, along with the Company’s ability to raise additional equity or debt and anticipated sales of properties will provide the Company with sufficient liquidity to meet its short-term and long-term capital needs.  However, there can be no assurances that the terms at which new debt is obtained will be as favorable to the Company as under the existing facilities.

Funds From Operations (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) in their National Policy Bulletins dated November 8, 1999 and April 5, 2002, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The Company’s FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, gains (or losses) from sales of property, impairment of long-lived assets, extraordinary items and income/loss allocable to minority interest holders.  The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company’s statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.  In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO.  Growth in FFO will result from increases in revenue or decreases in related operating expenses.  Conversely, FFO will decline if revenues decline or related operating expenses increase.  FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties.  FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company’s financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions.

The following table sets forth, for the three months ended March 31, 2002 and 2001, the calculation of funds from operations.

	Three Months Ended March 31,

(in thousands)	2002	2001

Net income (loss) allocable to common stockholders	$2,174	$(21,695)

Depreciation and amortization	5,321	5,999
Gain on sale of property	(1,480)	(66)
Impairment of long-lived assets	809	15,929
Income allocable to minority interests	(31)	(165)
Extraordinary item	—	340

Funds from operations — basic	6,793	342
Adjustments to minority interest	(36)	(165)
Income allocable to minority interest	31	165

Funds from operations — diluted	$6,788	$342

Inflation

Some of the Company’s leases are subject to adjustments for increases in the Consumer Price Index, which reduces the risk to the Company of the adverse effects of inflation.  Additionally, to the extent inflation increases sales volume, percentage rents may tend to offset the effects of inflation on the Company.  Because triple net leases also require the property operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs and insurance, some or all of the inflationary impact of these expenses will be borne by the property operator and not by the Company.

Seasonality

Fast food restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increased leisure travel.  This seasonality can be expected to cause fluctuations in the Company’s quarterly revenue to the extent it earns percentage rent.

Risks Associated with Forward-Looking Statements included in this Form 10-Q

Certain statements contained in this Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements within the meaning of the federal securities laws.  Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company’s actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements.  The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.  Reference is hereby made to the disclosures contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the disclosures under the heading “Risk Factors” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 1, 2002.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices, except as noted below.  The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

The fair value of the Company’s investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest denominated instruments.  However, the Company’s investment portfolio of $3,085,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations.  The Company also has investments in fixed rate notes and mortgage loans receivable.  Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

An increase or decrease in interest rates would affect interest costs relating to the Company’s variable rate Certificates.  At March 31, 2002 there was $174,905,000 of variable rate debt outstanding on these Certificates.  The Certificates bear interest at the 30 - day LIBOR plus 100.6 basis points.  The Company has entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000 which was subsequently reduced to $30,000,000 during the fourth quarter of 2001 and further reduced to $15,000,000 effective May 13, 2002.  The Company will pay a fixed rate of 7.05% and receive a variable rate based upon LIBOR under this swap agreement. In conjunction with the completion of the offering of the Certificates, the Company entered into the Bank of America Derivatives, including: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000, an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on a notional amount of $80,000,000.  Subsequently, the Company entered into an interest rate swap at a fixed rate of 2.20% for six months on a notional amount of $20,000,000.  These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $80,000,000 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years, and lock in $20,000,000 at 3.206% (2.200% plus 1.006%) for six months.  Based on the Company’s variable rate debt and the derivatives designated as cash flow hedges against this debt, a 10.0% increase or decrease in interest rates would result in an annual increase or decrease in interest charges of approximately $155,000. Changes in interest rates do not have a direct impact on interest expense relating to the remaining fixed rate debt facilities.

The Company has on occasion issued shares of Common Stock or OP Units in exchange for property, and has guaranteed a minimum value for those shares/units.  Should the market value of the Common Stock not reach the guaranteed value by a specified date (usually two or three years after issue), then the Company may be obligated to issue additional shares/units under the guarantee agreements.  At March 31, 2002 there were 131,915 OP Units outstanding with a guaranteed market price of $23.50 per unit which expire July 29, 2002.

PART II.                OTHER INFORMATION

Item 1.           Legal Proceedings

None

Item 2.           Changes in Securities and Use of Proceeds

None

Item 3.           Defaults upon Senior Securities

None

Item 4.           Submission of Matters to a Vote of Security Holders

None

Item 5.           Other Information

None

Item 6.           Exhibits and Reports on Form 8-K

a)                                      Exhibits

1)                                      Exhibit 11.1 — Earnings per Share Computation

b)                                     Reports of Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: May 14, 2002	By:	/s/ H.G. Carrington, Jr.
H.G. Carrington, Jr.
Chief Financial Officer
Chief Operating Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER
DESCRIPTION

11.1	Earnings per Share Computation