Form 10-Q
period 2002-06-30
U S RESTAURANT PROPERTIES INC
filed 2002-08-14
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

As of August 7, 2002, U.S. Restaurant Properties, Inc. had 19,816,689 shares of common stock $.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

U.S. Restaurant Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
Assets

Property, net
Land	$189,818	$184,074
Building and leasehold improvements	366,681	362,920
Machinery and equipment	11,768	11,018
	568,267	558,012
Less: accumulated depreciation	(92,896)	(83,233)
	475,371	474,779

Assets held for sale	—	22,071
Construction in progress	430	640
Cash and cash equivalents	11,842	10,346
Restricted cash and marketable securities	4,139	6,622
Rent and other receivables, net
(includes $4,176 and $4,747 allowance for doubtful accounts at June 30, 2002 and December 31, 2001, respectively)	16,400	16,760
Prepaid expenses and other assets	2,466	2,534
Inventories	1,695	633
Investments	3,331	5,108
Notes receivable, net
(includes $13 and $488 due from related parties and $3,289 and $4,040 allowance for doubtful accounts at June 30, 2002 and December 31, 2001, respectively)	15,549	8,145
Mortgage loans receivable, net
(includes $2,500 allowance for doubtful accounts at June 30, 2002 and December 31, 2001)	14,644	16,187
Net investment in direct financing leases	831	1,300
Deferred financing costs and intangibles, net	11,979	12,383
Total assets	$558,677	$577,508

continued on next page

See Notes to Condensed Consolidated Financial Statements.

	June 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$15,389	$18,255
Accrued dividends and distributions	2,169	6,112
Unearned contingent rent	817	1,124
Deferred gain on sale of property	322	215
Interest rate swap agreements at fair value	2,819	3,746
Notes payable	331,536	336,140
Mortgage note payable	963	979
Total liabilities	354,015	366,571

Commitments and contingencies

Minority interest in operating partnerships	54,277	54,337

Stockholders’ equity

Preferred stock, $.001 par value per share;
50,000 shares authorized, Series A - 3,680 shares issued and outstanding at June 30, 2002 and December 31, 2001 (aggregate liquidation value of $92,000)	4	4
Common stock, $.001 par value per share;
100,000 shares authorized, 19,585 and 19,459 shares issued and outstanding at June 30, 2002 and December 31, 2001, respectively	20	19
Additional paid-in capital	325,908	324,448
Excess stock, $.001 par value per share
15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(4,933)	(5,071)
Loans to stockholders for common stock	(1,349)	(850)
Distributions in excess of net income	(169,265)	(161,950)
Total stockholders’ equity	150,385	156,600
Total liabilities and stockholders’ equity	$558,677	$577,508

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Real Estate
Revenues:
Rental income	$16,795	$17,495	$33,364	$34,618
Interest income	784	1,335	1,825	2,681
Amortization of unearned income on direct financing leases	73	82	135	177
Total revenues	17,652	18,912	35,324	37,476
Expenses:
Property	520	459	1,106	739
Depreciation and amortization	5,988	5,485	11,265	11,408
General and administrative	2,031	1,925	3,937	5,019
Provisions for doubtful accounts	(91)	(198)	(5)	950
Interest expense	4,279	6,568	8,565	13,541
Amortization of loan origination fees	423	2,099	846	4,102
Derivative settlement payments	958	407	1,942	535
Impairment of long-lived assets	640	120	1,328	16,049
Fair value adjustment for interest rate swap	(84)	669	(256)	2,359
Total expenses	14,664	17,534	28,728	54,702
Income (loss) from real estate operations	2,988	1,378	6,596	(17,226)

Retail Operations
Operating revenue	10,001	1,986	17,217	1,986
Operating general and administrative	(1,517)	(130)	(2,626)	(130)
Cost of sales	(8,471)	(1,665)	(14,411)	(1,665)
Income from retail operations	13	191	180	191

Gain on sale of property	—	1,542	—	1,608
Income (loss) from continuing operations	3,001	3,111	6,776	(15,427)
Minority interests	(1,216)	(1,170)	(2,349)	(2,174)
Net income (loss) from continuing operations before discontinued operations and extraordinary item	1,785	1,941	4,427	(17,601)
Income (loss) from discontinued operations	(517)	(154)	791	(191)
Loss on early extinguishment of debt	—	—	—	(340)
Net income (loss)	1,268	1,787	5,218	(18,132)
Dividends on preferred stock	(1,775)	(1,775)	(3,551)	(3,551)
Net income (loss) allocable to common stockholders	$(507)	$12	$1,667	$(21,683)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$—	$0.01	$0.04	$(1.19)
Income (loss) from discontinued operations	(0.03)	(0.01)	0.04	(0.01)
Extraordinary loss	—	—	—	(0.02)
Net income (loss) per share	$(0.03)	$—	$0.08	$(1.22)

Weighted average shares outstanding
Basic	19,561	17,886	19,540	17,711
Diluted	19,794	18,137	19,766	17,711

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Other Comprehensive Operations

(In thousands)

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Net income (loss)	$1,268	$1,787	$5,218	$(18,132)
Cumulative effect of change in accounting for derivative instrument	—	—	—	(1,474)
Reclassification adjustment - hedge settlement	—	737	—	1,474
Other comprehensive income (loss) - unrealized gain (loss) on derivative valuation	(1,025)	—	122	—
unrealized gain on bond investments	67	158	16	45
Comprehensive income (loss)	$310	$2,682	$5,356	$(18,087)

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2002

(In thousands)

(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Loans To Shareholders	Distributions In Excess of Net Income	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Par Value	Shares	Par Value

Balance at January 1, 2002	3,680	$4	19,459	$19	$324,448	$(850)	$(161,950)	$(5,071)	$156,600
Net income							5,218		5,218
Purchase of common stock by officers			10		120	(24)			96
Reclassification of Officer Notes						(475)			(475)
Proceeds from exercised stock options			116	1	1,254				1,255
Stock-based compensation to employees					86				86
Other comprehensive gain (loss) -
Unrealized gain on derivatives								122	122
Unrealized gain on investments								16	16
Distributions declared on common stock							(10,758)		(10,758)
Distributions declared on preferred stock							(1,775)		(1,775)
Balance at June 30, 2002	3,680	$4	19,585	$20	$325,908	$(1,349)	$(169,265)	$(4,933)	$150,385

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:

Net income (loss)	$5,218	$(18,132)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
(Gain) loss on discontinued operations	(791)	191
Depreciation and amortization	11,265	11,408
Extraordinary loss on extinguishment of debt	—	340
Amortization of deferred financing costs and discounts	847	4,155
Impairment of long-lived assets	1,328	16,049
Provision for doubtful accounts	17	950
Stock-based compensation	86	—
Accretion of interest income	(313)	(409)
Fair value adjustment for interest rate swap agreements	(256)	2,359
Minority interests	2,349	2,174
Gain on sale of property	—	(1,608)
Gain on sale of investments	(113)	—
Decrease (increase) in rent and other receivables, net	(799)	1,281
Decrease (increase) in prepaid expenses	307	(25)
Increase in inventories	(1,062)	(279)
Reduction in net investment in direct financing leases	317	446
Decrease in accounts payable and accrued liabilities	(3,089)	(1,983)
Decrease in unearned contingent rent	(307)	(269)
Cash provided by operating activities	15,004	16,648

Cash flows from investing activities:

Proceeds from sale of property and equipment	9,989	14,493
Purchase of property	(393)	(1,652)
Purchase of machinery and equipment	(82)	(33)
Purchase of investments	(3,014)	(8)
Proceeds from sale of investments	4,838	—
Distributions received on investments	546	22
Decrease (increase) in restricted cash	2,483	(44)
Increase in mortgage notes receivable	(84)	(40)
Reduction of mortgage loans receivable principal	1,665	2,149
Increase in notes receivable	(6,625)	(878)
Reduction of notes receivable principal	255	5,234
Cash provided by investing activities	9,578	19,243

Continued on next page

See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30,

	2002	2001

Cash flows from financing activities:

Payments on line of credit	$—	$(119,036)
Distributions to minority interest	(2,409)	(2,426)
Cash distributions to stockholders	(12,904)	(11,683)
Payment of preferred stock dividends	(3,551)	(3,551)
Proceeds from sale of stock	1,351	4,838
Payments on notes/mortgage payable	(4,919)	(69,677)
Proceeds on notes/mortgage payable	—	180,700
Financing costs and other intangibles	(654)	(4,484)
Cash flows used in financing activities	(23,086)	(25,319)

Increase in cash and cash equivalents	1,496	10,572
Cash and cash equivalents at beginning of period	10,346	5,509
Cash and cash equivalents at end of period	$11,842	$16,081

Supplemental disclosure:
Interest paid during the period	$10,723	$14,725

Non-cash investing and financing activities:
Interest receivable transferred to mortgage receivable	$38	$—
Net transfer of property from direct financing leases to property and equipment	147	562
Unrealized gain on investments classified as available for sale	16	45
Notes received on sale of property	741	878
Adjustment for interest rate swap recorded to other comprehensive income	122	—
Interest rate swap (fair value hedge) on fixed rate senior unsecured notes payable	242	—
Net transfers from construction in progress to property	—	7,855
Security deposit and note receivable transferred	—	700
Account receivable conversion to note	—	124
Increase (decrease) in common and preferred stock dividends accrued	(3,921)	18
Loan to officer for common stock purchase	24	—

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), as defined under the Internal Revenue Code of 1986, as amended.  As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries,”USRP”) in October 1997.  The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. (“OP”).  At June 30, 2002, the Company, directly or indirectly, owned 99.34% of and controlled the OP.  As of June 30, 2002, the Company owned 794 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC.  In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2002, and the consolidated results of its operations, comprehensive operations, stockholders’ equity and cash flows for the three and six months ended June 30, 2002 and 2001.

The Company derives its revenues primarily from the leasing of its properties to operators (primarily restaurants) on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable.  Accordingly, the accompanying condensed consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants.  Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income.  For the three and six months ended June 30, 2002 and 2001, the Company has recorded rent expense of $935,000 and $1,860,000 in 2002, respectively, and $1,023,000 and $1,999,000 in 2001, respectively, as reductions to rent revenues.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001, and was adopted by the Company on January 1, 2002.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of.  The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired.  That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation.  This Statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale, are classified as discontinued operations.  This results in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur subsequent to January 1, 2002.

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

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002.  The Company has not yet determined the effect SFAS No. 146 will have on its financial statements.

The Company had 19,585,207 and 19,459,207 shares of common stock outstanding as of June 30, 2002 and December 31, 2001, respectively.

2.             Net Income (Loss) per Share of Common Stock

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share amounts)	2002	2001	2002	2001

Net income (loss) from continuing operations before discontinued operations and extraordinary item	$1,785	$1,941	$4,427	$(17,601)
Dividends on preferred stock	(1,775)	(1,775)	(3,551)	(3,551)
Net income (loss) from continuing operations allocable to common stockholders	10	166	876	(21,152)
Income (loss) from discontinued operations	(517)	(154)	791	(191)
Loss on early extinguishment of debt	—	—	—	(340)

Net income (loss) allocable to common stockholders	$(507)	$12	$1,667	$(21,683)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$—	$0.01	$0.04	$(1.19)
Income (loss) from discontinued operations	(0.03)	(0.01)	0.04	(0.01)
Extraordinary loss	—	—	—	(0.02)
Net income (loss) per share	$(0.03)	$—	$0.08	$(1.22)

Weighted average shares outstanding (a):
Basic	19,561	17,886	19,540	17,711
Dilutive effect of outstanding options	46	39	39	—
Dilutive effect of OP units	132	134	132	—
Dilutive effect of guaranteed stock	55	78	55	—
Diluted	19,794	18,137	19,766	17,711

Antidilutive securities:
Stock options	46	53	46	418
OP units	—	—	—	134
Guaranteed stock	—	—	—	134
Convertible preferred stock	3,680	3,680	3,680	3,680

(a)                                  Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding.  Diluted income (loss) per share typically reflects the dilutive effect of stock options,  OP units, OP units and shares on which the price is guaranteed (“Guaranteed Stock”) and convertible preferred stock.

3.                                      Property

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires current and historical results of operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.  During the three and six months ended June 30, 2002, the Company recognized income (loss) from discontinued operations of $(517,000) and $791,000, respectively, including a gain (loss) on disposal of $(206,000) and $1,274,000, respectively.

Results of discontinued operations for the three and six months ended June 30, 2002 relate to the sale of ten and seventeen properties, respectively.  The gain (loss) on disposal amounts are included under the Statement of Operations caption of “Income (loss) from discontinued operations.”  During the three and six months ended June 30, 2001, the Company recognized a loss from discontinued operations of $154,000 and $191,000, respectively.

During the six months ended June 30, 2002, the Company completed the sale and disposal of properties for net cash proceeds of $9,989,000, net of closing costs, and $741,000 of notes.  Of the $9,989,000 in cash proceeds, $9,525,000 relates to the sale of 17 properties included in discontinued operations and $464,000 related to the partial sale of certain properties.  During the six months ended June 30, 2002, the Company purchased $475,000 of building and equipment, which was comprised of $82,000 of equipment, $105,000 of building improvements paid by the Company on behalf of a tenant, and $288,000 of remodeling costs.  The Company reclassified a net amount of $147,000 between property and net investment in direct financing leases during the six months ended June 30, 2002.

The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants.  When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an appraisal or other estimate of fair market value of the property affected.  During the six months ended June 30, 2002, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, impairment charges of $1,718,000 were recorded from the revaluing of fourteen assets to their estimated fair value.  Included in the total amount of impairment charges is $390,000 which is reflected in income (loss) from discontinued operations.

The assets classified as held for sale as of December 31, 2001 and March 31, 2002 of $22,071,000 were reclassified to held and used as of June 30, 2002, because the assets no longer met the criteria to continue to be classified as held for sale at that date.  The change in circumstances resulted from the termination of a sales agreement for the assets by the potential purchaser during the second quarter of 2002, followed by the Company’s decision to operate the assets for the foreseeable future.  As required by FASB Statement No. 144, at the time the assets were reclassified, the Company estimated the fair value of each asset individually, and recorded each asset at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value at June 30, 2002. In the second quarter of 2002, the Company recorded $610,000 of impairment charges related to these assets as well as depreciation expense of $690,000 for the period April 1, 2001 through June 30, 2002 that they were classified as held for sale.

On August 1, 2002, the Company completed the first tranche of the its total planned acquisitions  of Shoney’s and Captain D’s properties in sale/leaseback transactions.  This first tranche consisted of the purchase of four Shoney’s properties for a total purchase price of $4,047,000.

4.             Investments

The aggregate cost basis and net unrealized loss for investments classified as available for sale at June 30, 2002 were $3,756,000 and $2,506,000, respectively.  Net unrealized gains and losses are recorded in accumulated other comprehensive income.  For the six months ended June 30, 2002,  an unrealized gain of $16,000 was recorded on available for sale investments.  In addition to these investments, the Company has other investments carried at a cost basis of approximately $2,081,000.  During the six months ended June 30, 2002, the Company liquidated its trading securities.

5.             Lines of Credit, Bridge Loan and Notes Payable

In May 2002, the Company entered into a Credit Agreement with Bank of America, through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility will be used primarily to acquire certain Shoney’s and Captain D’s properties in sale/leaseback transactions.  This facility is secured by the

147 properties owned by USRP Funding 2002-A, L.P. with a borrowing base value of  $29,450,000 and a net book value of $75,879,000 as of  June 30, 2002.  The Credit Agreement has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit.  There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility.  As of June 30, 2002, there were no borrowings under this facility, and the Company had letters of credit outstanding and drawn on Bank of America in the amount of $3,139,000.

On July 1, 2002, a limited and temporary waiver and amendment was executed under this $35,000,000 Credit Agreement with Bank of America which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $20,000,000 on July 10, 2002.  The amount of this investment, without the waiver, would have violated the limitations on investments under this facility.  The initial waiver period expires on September 29, 2002 with extensions possible through December 28, 2002, subject to specified extension fees.  The Captain D’s mortgage notes bear interest at 12% per annum.  The Company intends to utilize these notes as consideration to partially finance the acquisition of certain Captain D’s properties in 2002.

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary U.S. Restaurant Properties, Inc. 2001-A, L.P.  Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company’s secured bridge facility with Bank of America (described below) and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes (described below) in October 2001.  The Certificates amortize over 15 years, bear interest at the 30 — day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006.  As of June 30, 2002, there was $172,908,000 outstanding on the Certificates.  The Certificates are secured by 274 properties with a net book value of $200,073,000 at June 30, 2002.

In January 2001, the Company entered into an indenture agreement with Bank of America for a secured bridge facility of $175,000,000.  Proceeds from this bridge facility were used to pay-off the outstanding balance of the OP’s $175,000,000 revolving credit line (described below) and a $50,000,000 unsecured term loan from Credit Lyonnais.  The initial term of the bridge loan matured in July 2001, and the Company entered into options to extend the facility through August 31, 2001.  In August 2001, the Company paid the outstanding balance of this bridge facility with the proceeds from the offering of the Certificates.

In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000.  The Credit Agreement had a term of up to two years bearing interest in traunches of 30, 60, 90 or 180 - day LIBOR contracts plus 225 basis points.  The Credit Agreement also provided that up to $3,500,000 of the facility could be used for letters of credit.  In 2001, letters of credit in the amount of $812,000 were issued for the benefit of a supplier of fuel.  There was a 2.25% fee per annum on the outstanding letters of credit.  Amounts available under this facility were further reduced by the market value of the Bank of America Derivatives (described in Note 6 below) in excess of a $2,000,000 threshold.  This facility expired in the second quarter of 2002 and was replaced by the  $35,000,000 Credit Agreement with Bank of America (described above) .

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000.  The OP received advances under this credit agreement to finance the acquisition of properties, to repair and update properties and for working capital.  This credit agreement, which expired on January 9, 2001,  provided that borrowings thereunder bear interest in traunches of 30, 60 or 90 - day LIBOR contracts at the then current LIBOR plus a margin spread of either 1.05%, 1.20% or 1.35%, dependent on a leverage ratio formula. On February 23, 1999, the OP entered into an Assignment and Acceptance agreement that became effective on April 12, 1999.  Under the terms of the Assignment and Acceptance, the OP accepted the assignment of $10,000,000 of the available credit line.  This agreement effectively reduced the maximum availability under the revolving credit agreement by $10,000,000.  On January 9, 2001, the Company paid the outstanding balance under this facility as scheduled with proceeds from a bridge loan advanced by Bank of America.

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate,  due January 31, 2000, and $27,500,000 Series B Senior

Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled.  Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000.  Under the terms of the Waiver and Second Amendment to Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America.  In October 2001, the Company prepaid the $27,500,000 Series B Senior Secured Guaranteed Notes in full.  In connection with this prepayment, the Company paid $388,000 of make-whole fees and wrote-off $216,000 worth of unamortized loan origination fees associated with this facility.

On May 12, 1998, the Company issued $111,000,000 of seven year fixed rate senior unsecured notes payable in a private placement.  The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005.  The net proceeds of the notes were used to repay a portion of a revolving credit agreement and for general corporate purposes.  In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes payable.  The fee paid to lock in the rate on these notes payable was approximately $424,000 and is being amortized over the term of the notes as an adjustment to interest expense.  As a result of certain guarantees required by the existing  Bank of America Credit Agreement, the subsidiaries of the Company executed a Subsidiary Guaranty in the first quarter of 2001 for the benefit of these noteholders.

On November 13, 1998, the Company issued $47,500,000 in senior notes payable in a private placement.  The notes bear interest at the rate of 8.22% per annum and are due August 1, 2003.  The net proceeds were used to repay a portion of a revolving credit agreement and for general corporate purposes.  In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate of these notes payable.  The fee paid to lock in the rate on these notes payable was approximately $406,000 and is being amortized over the term of the notes as an adjustment to interest expense.  As a result of certain guarantees required by the existing  Bank of America Credit Agreement,  the subsidiaries of the Company executed a Subsidiary Guaranty in the first quarter of 2001 for the benefit of these noteholders.

On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition.  The note bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007.  As of June 30, 2002, the balance was $963,000.

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

The Company is in compliance with all covenants associated with its debt and credit facilities as of June 30, 2002.

6.              Derivative Instruments

Derivative financial instruments are utilized by the Company to manage market risks associated with changes in interest rates.  Derivative financial instruments include interest rate swaps and interest rate collars.  During the three and six months ended June 30, 2002, the Company recognized $84,000 and $256,000, respectively, in income related to the ineffective portion of an interest rate swap with Credit Lyonnais, and recognized $(1,025,000) and $122,000, respectively, in other comprehensive income (loss) representing the effective portion of the cash flow hedges.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America.  This fixed to floating interest rate swap is on a $25,000,000 notional value on which the Company receives a fixed rate of 7.15% and pays a floating rate based on the three month LIBOR plus a spread of 2.92%.  This interest rate swap terminates in May 2005.  The Company has designated this swap as a fair value hedge.  Accordingly, all changes in value of the derivative and hedged item are recorded in earnings.

In conjunction with the completion of the offering of the Certificates, the Company entered into various interest rate protection agreements (the “Bank of America Derivatives”), including: an interest rate swap at a fixed rate of

3.825% for one year on a notional amount of $50,000,000 and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on an original notional amount of $80,000,000 which has been amortized down to $73,800,000 as of June 30,2002. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $73,800,000 as of June 30,2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years.

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

7.             Related Party Transactions

In order to satisfy franchisor requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. (“ARK #10”) is owned by the chief executive officer of the Company and a member of the board of directors of the Company.  The chief executive officer receives no compensation for this role.  ARK #10 was established to hold and operate five Burger King and one Schlotzsky’s franchises in Arkansas and Kansas, respectively.  The Burger King operations were either sold to third parties or closed in 1999.  At December 31, 1999, a note receivable of $1,187,000 was due from ARK #10 for which the Company had reserved $1,141,000 as an allowance for uncollectability.  The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum.  During 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote down the note against the established reserve.  The Schlotzsky’s franchise was transferred to the Company effective October 1, 2001 as partial payment for the note receivable.  At June 30, 2002, there were no other monies owed to the Company by ARK #10.

In connection with Mr. Robert Stetson’s resignation as Chief Executive Officer and President of the Company, the Company entered into a Settlement Agreement and Consulting Agreement with Mr. Stetson as of October 6, 1999.  Pursuant to the terms of the Settlement Agreement, the Company agreed to provide Mr. Stetson one or more loans, up to an aggregate of $800,000, for the sole purpose of acquiring shares of the Company’s common stock from time to time in the open market.  In March 2000, the Company advanced $400,000 to Mr. Stetson for the purchase of the common stock of the Company.  The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March, 2006.  Pursuant to the note agreement, Mr. Stetson has pledged the common stock purchased with the note proceeds as collateral for the loan.  This note is classified as Loans to stockholders for common stock on the balance sheet.

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

Both of these notes are classified as Loans to stockholders for common stock on the balance sheet.

On December 20, 2000, USRP/HCI Partnership 1, L.P., a subsidiary of the Company (“HJV”), made an advance to the preferred interest holder in the amount of $700,000.  Under the terms of the advance agreement dated December 1, 2000, the $700,000 advance bore interest at an annual interest rate of 9.0%.   This advance was paid in full as scheduled in April 2001.

In conjunction with the merger between the Company and QSV Properties, Inc., the former managing partner of USRP, the Company’s predecessor, the Company assumed a note receivable from Mr. Stetson in the amount of $959,000 due on January 22, 2001 with an interest rate of 10.00% as well as a note payable to Mr. Darrel L. Rolph, who was then a director of the Company, for $959,000 due on January 22, 2001 with an interest rate of 10.00%.  Both the note receivable and note payable were paid in full on the scheduled due date.

In connection with their resignations from the Company’s board of directors in March 2001, Messrs. Margolin, Rolph and Rolph entered into Noncompetition and Release Agreements with the Company pursuant to which each of them agreed not to (a) submit or cause the submission of any proposals or nominations of candidates for election as directors of the Company or (b) solicit proxies from any of the Company’s stockholders, in each case prior to December 31, 2003.  Additionally, Mr. Margolin agreed not to directly or indirectly own manage, control, participate in, invest in or provide consulting services to any entity or business organization that engages in or owns, invests in, manages or controls any venture engaged in the ownership, management, acquisition or development of restaurant, gasoline and convenience store properties similar to those of the Company and its affiliates for the one-year period ended March 9, 2002.  As consideration under such agreement and in connection with the termination of Mr. Margolin’s employment agreement with the Company, the Company paid Mr. Margolin $800,000 in severance compensation which was expensed during the quarter ended March 31, 2001.  Similarly, each of the Rolphs agreed not to directly or indirectly compete with the Company, other than through the restaurant operations of the Rolphs in existence as of March 2001.

On August 27, 2001, as part of the employment arrangement with the Company’s new Chief Financial Officer and Chief Operating Officer, H.G. Carrington, Jr., the Company advanced Mr. Carrington $550,000 for the purpose of acquiring shares of the Company’s common stock.  The promissory note provides for an interest rate of 5.0% per annum and quarterly payments of interest only through May 2006, with a final payment of principal and interest due in August 2006.  This $550,000 note is classified as a Loan to stockholders for common stock on the balance sheet.

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

On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Holders described in Note 8 below), the OP, LSF 4 Acquisition, LLC and Shoney’s Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney’s, with Shoney’s being the surviving entity.  Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney’s were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) would be converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger.  Under  the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC.  Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP now owns 7.5% of the equity of the sole shareholder of Shoney’s.  In addition, the OP has no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution.  The Company had completed the purchase of four properties from Shoney’s on August 1, 2002 and intends to acquire additional properties in the near future.

8.             Stockholders’ Equity and Minority Interests

Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (the “Lone Star Holders”)) own approximately 19.19% of the outstanding Common Stock as of June 30, 2002.

Distributions to Common and Preferred Stockholders

During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first working day of the current period.  During the six months ended June 30, 2002, the Company paid six common stock dividends and declared five, and paid two preferred stock dividends and declared one.

Minority Interests

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, each OP unit not owned by the Company represents a minority interest in the OP.  Each OP unit participates in any income (loss) of the OP based on the percent ownership in the OP and receives a cash dividend in an amount equivalent to a share of Common Stock.  Each OP unit may be exchanged at any time by the holder thereof for one share of common stock of the Company.  With each exchange of outstanding OP units for common stock, the Company’s percentage ownership interest in the OP, directly or indirectly, will increase.  As of June 30, 2002, there were 131,915 OP units outstanding not owned by the Company with a guaranteed market price of $25.00 per unit.  These OP units expired July 29, 2002 and were exchanged for 221,482 shares of common stock on August 2, 2002.

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

The 131,915 OP units outstanding at June 30, 2002 and December 31, 2001 not owned by the Company  and the preferred partnership interests represent the minority interests of the Company.

Minority interest in the OP and the preferred partnership consists of the following at June 30, 2002 (in thousands):

Balance at January 1, 2002	$54,337
Distributions paid and accrued in the period	(2,409)
Income allocated to minority interest	2,349
Balance at June 30, 2002	$54,277

9.                                      Segment Information

Effective April 2001, with the formation of Fuel Supply Inc., a wholly-owned subsidiary of the Company (“FSI”), and the commencement of retail operations, the Company now has two operating segments, real estate and retail.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

Real Estate.  Real estate activities are comprised of property management, acquisition and development operations and related business objectives.  The Company derives its revenues primarily from rental income received on its 794 restaurant and service station properties located throughout 48 states.

Retail.  Commencing in April 2001, the Company formed FSI, which began retail sales. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise, and food sales at restaurants operated by the Company.  At June 30, 2002, FSI operated five service stations in Texas, five in Hawaii and two in Illinois.  In January 2002, FSI commenced operating a fuel terminal in Hawaii to store fuel sold at its Hawaii service stations.  At June 30, 2002, in addition to the service stations currently operated, FSI sold fuel to eight service stations in

Hawaii, seven in Texas and four in Illinois.  FSI also operates four non-service station properties: one car wash in California and three restaurants, two located in Texas and one located in Kansas.

Intersegment Charges.  Intersegment charges are eliminated in consolidation and include the costs of rent and interest.  The Retail segment pays rent to the Real Estate segment for leased properties that it operates.  Beginning in 2002, interest is also paid by the Retail segment to the Real Estate segment.  Interest is charged at an annual rate of 9.5% on intercompany balances as well as on a note established on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI.  Intercompany balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations.  Intersegment rent and interest eliminated in consolidation for the six months ended June 30, 2002 were $607,000 and $382,000, respectively.

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

Comparison of the three months ended June 30, 2002 to the three months ended June 30, 2001

Revenues from real estate operations, including income earned on direct financing leases, in the three months ended June 30, 2002 totaled $17,652,000, down 6.7% from the $18,912,000 recorded for the three months ended June 30, 2001.  The decrease in revenues is primarily due to sales of properties, as well as lower interest income due to the sales of the Company’s trading and certain available for sale securities during 2002.  For the three months ended June 30, 2002, approximately 7.0% of the Company’s rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 7.6% for the three months ended June 30, 2001.  Also included in revenues is interest income relating to notes and mortgage receivables from tenants and related parties.  Interest income was $784,000 for the three months ended June 30, 2002, compared with $1,335,000 for the three months ended June 30, 2001.

Retail operations commenced in April 2001.  Retail income, which is comprised of revenue from operating activities, was $10,001,000 for the three months ended June 30, 2002, compared to $1,986,000 for the three months ended June 30, 2001.  Cost of sales associated with this revenue totaled $8,471,000 and general and administrative costs associated with this revenue totaled $1,517,000 for the three months ended June 30, 2002, compared to $1,665,000 and $130,000, respectively, during the three months ended June 30, 2001. These increases are due to the increase in the number of stores operating during 2002 compared to 2001 and the full period of operations for the quarter ended June 30, 2002.

Property expenses for the three months ended June 30, 2002 totaled $520,000, an increase of 13.3% when compared to the three months ended June 30, 2001.  Depreciation and amortization expenses in the three months ended June 30, 2002 totaled $5,988,000, an increase of 9.2% when compared to the three months ended June 30, 2001.  This increase is primarily due to $690,000 expense recorded in June 2002 for fifteen months of depreciation of assets reclassified from Assets Held for Sale to Property in accordance with SFAS No. 144, partially offset by the decrease in depreciation expense due to fewer properties owned during 2002 as compared to the same period in 2001.

General and administrative expenses for the three months ended June 30, 2002 totaled $2,031,000, an increase of 5.5% when compared to the three months ended June 30, 2001.  This increase is primarily due to costs associated with tenant work-outs incurred during the three months ended June 30, 2002 as compared to the three months ended June 30, 2001.

Provisions for doubtful accounts for the three months ended June 30, 2002 totaled $(91,000) compared to $(198,000) for the three months ended June 30, 2001, resulting from the Company’s regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recoverable.

Interest expense, amortization of loan origination fees and derivative settlement payments for the three months ended June 30, 2002 totaled $5,660,000, a decrease of 37.6% when compared to the three months ended June 30, 2001.  This decrease is primarily due to the Company’s decrease in its outstanding debt  at June 30, 2002 compared to June 30, 2001 by approximately $16,000,000, the higher amortization of costs in 2001 associated with the $175,000,000 bridge loan provided by Bank of America, as well as a reduction in interest rates.

During the three months ended June 30, 2002, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $640,000 was recorded from the revaluing of seven assets to their estimated fair value.  During the three months ended June 30, 2001, the Company recorded an asset impairment charge of $120,000.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  Derivative financial instruments include interest rate swaps and interest rate collars.  During the three months ended June 30, 2002, the Company recognized $84,000 in income related to the ineffective portion of an interest rate swap.  Loss on an interest rate swap agreement for the three months ended June 30, 2001 totaled $669,000.

Gain (loss) on sale of property for the three months ended June 30, 2002 is reflected in income (loss) from discontinued operations in accordance with FAS144.  Gain (loss) on sale of property was $1,542,000 for the three months ended June 30, 2001 and relates to the sale of 15 properties for cash proceeds of $12,739,000.

Minority interests in net income was $1,216,000 for the three months ended June 30, 2002 compared to $1,170,000 for the three months ended June 30, 2001.  For both the three months ended June 30, 2002 and 2001, the amounts relate primarily to the Company’s minority interest in HJV, which was formed in October 1999.

Income (loss) from discontinued operations was $(517,000) for the three months ended June 30, 2002 compared to $(154,000) for the three months ended June 30, 2001.  In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.  Ten properties were disposed of in the second quarter of 2002 resulting in a gain (loss) of $(206,000) with cash proceeds of $3,743,000, net of closing costs and $741,000 of notes.  Of the $3,743,000 in cash proceeds, $3,279,000 relates to the sale of ten discontinued operations and $464,000 relates to the partial sale of certain properties.  The operating results of these 10 properties sold in the second quarter of 2002 are reflected as income (loss) from discontinued operations for the three months ended June 30, 2002 and 2001.

Comparison of the six months ended June 30, 2002 to the six months ended June 30, 2001

Revenues from real estate operations, including interest income and income earned on direct financing leases, in the six months ended June 30, 2002 totaled $35,324,000, down 5.7% from the $37,476,000 recorded for the six months ended June 30, 2001.  Rental revenues decreased 3.6% from $34,618,000 in the six months ended June 30, 2001 to $33,364,000 in 2002  primarily due to decreases in the number of properties owned during 2002 as compared to the same period in 2001.  For the six months ended June 30, 2002, approximately 6.3% of the Company’s rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 7.2% for the six months ended June 30, 2001.  The decrease of 31.9% in interest income from $2,681,000 in the six months ended June 30, 2001 to $1,825,000 in 2002 is primarily due to the sales of the Company’s trading and available for sale securities during 2002, as well as short-term investment of excess cash during 2001.

Retail operations commenced in April 2001.  Retail income, which is comprised of revenue from operating activities, was $17,217,000 for the six months ended June 30, 2002, compared to $1,986,000 for the six months ended June 30, 2001.  Cost of sales associated with this revenue totaled $14,411,000 and general and administrative costs associated with this revenue totaled $2,626,000 for the six months ended June 30, 2002, compared to $1,665,000 and $130,000, respectively, during the six months ended June 30, 2001. These increases are due to the increase in the number of stores operating during 2002 compared to 2001 and a full period of operations for the six months ended June 30, 2002.

Property expenses for the six months ended June 30, 2002 totaled $1,106,000, an increase of 49.7% when compared to the six months ended June 30, 2001.  This increase is primarily due to higher property taxes and higher rent expense during 2002 versus 2001.  Depreciation and amortization expenses in the six months ended June 30, 2002 totaled $11,265,000, a decrease of 1.3% when compared to the six months ended June 30, 2001. This decrease is primarily due to the decrease in depreciation expense due to fewer properties owned during 2002 as compared to the same period in 2001, partially offset by $690,000 expense recorded in June 2002 for fifteen months of depreciation of assets reclassified from Assets held for sale to Property.

General and administrative expenses for the six months ended June 30, 2002 totaled $3,937,000, a decrease of 21.6% when compared to the six months ended June 30, 2001.  During the six months ended June 30, 2001, the Company incurred costs of $813,000 for severance related to the Company’s former chief executive officer, a provision of $350,000 for severance related to the Company’s former chief financial officer and $230,000 for costs associated with hiring the Company’s new chief operating officer/chief financial officer.  These costs were partially offset by lower costs associated with tenant work-outs in the first six months of 2001.

Provisions for doubtful accounts for the six months ended June 30, 2002 totaled $(5,000) compared to $950,000 for the six months ended June 30, 2001, resulting from the Company’s regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivable may not be recovered.

Interest expense, amortization of loan origination fees and derivative settlement payments for the six months ended June 30, 2002 totaled $11,353,000, a decrease of 37.6%, when compared to the six months ended June 30, 2001. This decrease is primarily due to lower debt levels, lower interest rates and lower amortization of loan fees.  Amortization of loan origination fees decreased 79.4% from $4,102,000 in 2001 to $846,000 in 2002.  This decrease is due to the fees associated with the Bank of America bridge facility which were expensed over the first six months of 2001.

During the six months ended June 30, 2002, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $1,328,000 was recorded from the revaluing of eighteen assets to their estimated fair value.  During the six months ended June 30, 2001, the Company recorded an asset impairment charge of $16,049,000. During the six months ended June 30, 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments.  After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties.  Accordingly, the Company classified these properties as Assets Held for Sale at that time and an impairment charge of $7,743,000 was recorded to write these assets down to their estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell.  In addition, management analyzed service stations in Missouri, Illinois and Texas which were late paying rent and defaulting on certain lease terms for possible impairment.  It was determined that 16 of these properties had carrying values in excess of fair value.  The Company recorded an impairment charge of $7,567,000 in the six months ended June 30, 2001 to revalue these assets to estimated fair value.  The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset.  As a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $739,000 were recorded for the six months ended June 30, 2001 from the revaluing of ten other assets to their estimated fair value.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  Derivative financial instruments include interest rate swaps and interest rate collars.  During the six months ended June 30, 2002, the Company recognized $256,000 in income related to the ineffective portions of interest rate swap.  Loss on this interest rate swap agreement for the six months ended June 30, 2001 totaled $2,359,000. Of the $2,359,000 recorded, $1,474,000 represents reclassification of the January 1, 2001 adjustment from other comprehensive income and $885,000 represents the change in the fair value of the interest rate swap.

Gain (loss) on sale of property for the six months ended June 30, 2002 is reflected in income (loss) from discontinued operations in accordance with FAS144.  Gain (loss) on sale of property was $1,608,000 for the six months ended June 30, 2001 and relates to the sale of 22 properties for cash proceeds of $14,493,000, net of closing costs, and notes of $878,000.

Minority interests in net income was $2,349,000 for the six months ended June 30, 2002 compared to $2,174,000 for the six months ended June 30, 2001.  For both the six months ended June 30, 2002 and 2001, the amounts relate primarily to the Company’s minority interest in HJV, which was formed in October 1999.

Income (loss) from discontinued operations was $791,000 for the six months ended June 30, 2002 compared to $(191,000) for the six months ended June 30, 2001.  In accordance with SFAS 144, discontinued operations represent the operations of properties disposed of subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.  Seventeen properties were disposed of or classified as held for sale in the six months ended June 30, 2002 resulting in a gain (loss) of $1,274,000 with cash proceeds of $9,989,000, net of closing costs and $741,000 of notes.  Of the $9,989,000 in cash proceeds, $9,525,000 relates to the sale of 17 discontinued

operations and $464,000 related to the partial sale of certain properties.  The operating results of these 17 properties disposed of in the first half of 2002 are reflected as income (loss) from discontinued operations for the six months ended June 30, 2002 and 2001.

Loss on early extinguishment of debt was $340,000 for the six months ended June 30, 2001.  On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America.  In connection with this pay-off, the Company wrote-off $340,000 in unamortized loan origination fees associated with this facility.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its short-term cash requirements is from rental revenues generated by the Company’s properties.  As of June 30, 2002, the Company had letters of intent for the acquisition of 37 restaurant properties for approximately $23,855,000.  The terms of the Company’s leases (“triple net leases”) generally require that the tenant is responsible for maintenance and improvements to the pertinent property.  Thus, the Company is generally not required to expend funds for remodels and renovations.  However, the Company expects to spend approximately $590,000 during the remainder of the year ending December 31, 2002 to renovate and remodel currently owned properties.

During the first quarter of 2002, a party defaulted on its contract to purchase from the Company 23 properties located in Hawaii.  In April 2002, a settlement was reached in which the Company received cash of $660,000 and a note receivable of $125,000.  Of the $785,000 settlement, approximately $125,000 was used to satisfy receivables due to the Company and $660,000 was recognized as revenue in the quarter ended June 30, 2002.

During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first of every period.  During the six months ended June 30, 2002, the Company paid six common stock dividends and declared five, and paid two preferred stock dividends and declared one.

During June 2001, the Company was informed that one of its tenants had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the “Bankruptcy Code”).  Gant Acquisition LLC (“Gant”), which leased 27 service stations in North Carolina under a Master Lease with the Company, filed on May 21, 2001.  Annual rent from these properties is approximately $1,288,000.  At June 30, 2002, there was approximately $16,000 of receivables due from this tenant and the Company had no reserve for these amounts. The Bankruptcy Court has severed the Master Lease between Gant and the Company, permitting Gant to reject six of the leases subject to the Master Lease while continuing to pay rent on the remaining 21 properties..  The Company appealed this ruling in May 2002.  Depending on the outcome of this appeal, which is anticipated to be ruled upon in the fourth quarter of 2002, the remaining six properties will either be sold, with all proceeds payable to the Company, or Gant will be responsible for all back rent due. Gant continues to pay rent on 21 of the 27 properties.

During October 2001, the Company was informed that one of its borrowers, Lyon’s of California, Inc. (“Lyons”), had filed for protection under Chapter 11 of the Bankruptcy Code.  At June 30, 2002 there was approximately $9,131,000 due on notes from Lyon’s for which $2,500,000 had been reserved.  Interest income associated with these notes has not been recognized since September 2001.

During February 2002, the Company was informed that ICH Corporation (“ICH”) and its wholly owned subsidiary, Sybra, Inc. (“Sybra”), filed for protection under Chapter 11 of the Bankruptcy Code.  At June 30, 2002 there was approximately $567,000 due from ICH for which $275,000 had been reserved.  ICH Corporation also serves as a guarantor for the Lyon’s notes previously described.  Sybra, Inc. currently leases 59 Arby’s® restaurant sites from the Company.  Annual rent from these properties is approximately $4,591,000.  All post-bankruptcy rent has been received from this tenant, and the Company does not anticipate any impairment of values associated with these properties.

In August 2001, the Company completed a $180,000,000 offering of the Certificates through its subsidiary USRP Funding 2001-A, L.P.  Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company’s secured bridge facility with Bank of America and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001.  The Certificates amortize over 15 years, bear interest at the 30 — day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006.  At June 30, 2002 there was $172,908,000 outstanding on the Certificates.

In conjunction with the completion of the offering of the Certificates, the Company entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000, an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on an original notional amount of $80,000,000 which has been amortized down to $73,800,000 as of June 30, 2002. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $73,800,000 as of June 30, 2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years.

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

In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000.  The Credit Agreement had a term of up to two years bearing interest in traunches of 30, 60, 90 or 180 - day LIBOR contracts plus 225 basis points.  The Credit Agreement also provided that up to $3,500,000 of the facility may be used for letters of credit.  In 2001, letters of credit in the amount of $812,000 were issued for the benefit of a supplier of fuel.  There is a 2.25% fee per annum on the outstanding letters of credit.  Amounts available under this facility are further reduced by the market value of the Bank of America Derivatives in excess of a $2,000,000 threshold.  This facility expired in the second quarter of 2002 and was replaced by a $35,000,000 Credit Agreement with Bank of America finalized in May 2002.

In May 2002, the Company entered into a Credit Agreement with Bank of America, through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility will be used primarily to acquire certain Shoney’s and Captain D’s properties in sale/leaseback transactions.  This facility is secured by the 147 properties owned by USRP Funding 2002-A, L.P. with a borrowing base value of  $29,450,000 and a net book value of $75,879,000 as of  June 30, 2002.  The Credit Agreement has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit.  There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility.  As of June 30, 2002, there were no borrowings under this facility, and the Company had letters of credit outstanding and drawn on Bank of America in the amount of $3,139,000.

On July 1, 2002, a limited and temporary waiver and amendment was executed under this $35,000,000 Credit Agreement with Bank of America which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $20,000,000 on July 10, 2002.  The amount of this investment, without the waiver, would have violated the limitations on investments under this facility.  The initial waiver period expires on September 29, 2002 with extensions possible through December 28, 2002, subject to specified extension fees.  The Captain D’s mortgage notes bear interest at 12% per annum.  The Company intends to utilize these notes as consideration to partially finance the acquisition of certain Captain D’s properties in 2002.

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

The following table sets forth, for the three and six months ended June 30, 2002 and 2001, the calculation of funds from operations.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2002	2001	2002	2001

Net income (loss) allocable to common stockholders	$(507)	$12	$1,667	$(21,683)

Depreciation and amortization	5,986	5,801	11,307	11,800
(Gain) loss on sale of property	206	(1,542)	(1,274)	(1,608)
Impairment of long-lived assets	909	120	1,718	16,049
Adjustments allocable to minority interest	(45)	(31)	(76)	(196)
Extraordinary loss	—	—	—	340

Funds from operations – basic	6,549	4,360	13,342	4,702
Income (loss) allocable to minority interest	48	2	12	(163)
Adjustments allocable to minority interest	45	31	76	196

Fund from operations – diluted	$6,642	$4,393	$13,430	$4,735

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

The fair value of the Company’s investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest denominated instruments.  However, the Company’s investment portfolio of $3,331,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations.  The Company also has investments in fixed rate notes and mortgage loans receivable.  Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

An increase or decrease in interest rates and fees would affect interest costs relating to the Company’s variable rate Certificates.  At June 30, 2002 there was $172,908,000 of variable rate debt outstanding on these Certificates.  The Certificates bear interest at the 30 - day LIBOR plus 100.6 basis points.  The Company entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000 which was subsequently reduced to $30,000,000 during the fourth quarter of 2001 and further reduced to $15,000,000 during the second quarter of 2002.  The Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR under this swap agreement. In conjunction with the completion of the offering of the Certificates, the Company entered into the Bank of America Derivatives, including: an interest rate swap at a fixed rate of 3.825% for one year on a notional amount of $50,000,000, an interest rate collar with a floor of 4.42% and a ceiling of 6.00% for four years on an original notional amount of $80,000,000 which has been amortized down to $73,800,000 as of June 30, 2002. These derivatives effectively lock in $50,000,000 at 4.8310% (3.825% plus 1.006%) for one year, lock in $73,800,000 as of June 30, 2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) for four years.  Based on the Company’s variable rate debt and the derivatives designated as cash flow hedges against this debt, a 10.0% increase or decrease in interest rates would result in an annual increase or decrease in interest charges of approximately $147,000. Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America.  This fixed to floating interest rate swap is on a $25,000,000 notional value on which the Company receives a fixed rate of 7.15% and pays a floating rate based on the three month LIBOR plus a spread of 2.92%.  This interest rate swap terminates in May 2005.  The Company has designated this swap as a fair value hedge.  Accordingly, all changes in value of the derivative and hedged item are recorded in earnings.

The Company has on occasion issued shares of common stock or OP Units in exchange for property, and has guaranteed a minimum value for those shares/units.  Should the market value of the common stock not reach the guaranteed value by a specified date (usually two or three years after issue), then the Company may be obligated to issue additional shares/units under the guarantee agreements.  At June 30, 2002 there were 131,915 OP Units outstanding with a guaranteed market price of $25.00 per unit which expired July 29, 2002.  These OP Units were exchanged for 221,482 shares of common stock on August 2, 2002.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting of Shareholders on May 21, 2002.  The following matters were submitted to a vote of shareholders of the Company’s common stock with the results indicated below:

Matter	Approved	Withheld, Against or Abstained

Election of Directors

David M. West	13,864,545	205,677
Len W. Allen, Jr.	13,867,079	203,143
G. Steven Dawson	13,910,585	159,637
Robert Gidel	13,911,235	158,987
Robert J. Stetson	13,076,163	994,059
Gregory I. Strong	13,866,364	203,858
John C. Deterding	13,888,565	181,657
James H. Kropp	13,906,885	163,337

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

a)                                      Exhibits

1)                                      Exhibit 10.1 – Credit Agreement dated May 31, 2002

2)                                      Exhibit 10.2 – Temporary Waiver and Amendment dated July 1, 2002 on Credit Agreement dated May 31, 2002

3)                                      Exhibit 11.1 – Earnings per Share Computation

4)                                      Exhibit 99.1 – Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002

5)                                      Exhibit 99.2 – Certification by H.G. Carrington, Jr. Pursuant to the Sarbanes-Oxley Act of 2002

b)                                     Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: August 14, 2002	By:	/s/ H.G. Carrington, Jr.
Chief Financial Officer
Chief Operating Officer
(Principal Financial Officer)

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

10.1	Credit Agreement dated May 31, 2002
10.2	Temporary Waiver and Amendment dated July 1, 2002 on Credit Agreement dated May 31, 2002
11.1	Earnings per Share Computation
99.1	Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002
99.2	Certification by H.G. Carrington, Jr. Pursuant to the Sarbanes-Oxley Act of 2002