Form 10-Q
period 2002-09-30
U S RESTAURANT PROPERTIES INC
filed 2002-11-15
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes  ☒               No  ☐

As of November 7, 2002, U.S. Restaurant Properties, Inc. had 19,811,689 shares of common stock $.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

U.S. Restaurant Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
Assets

Property, net
Land	$198,290	$184,074
Buildings and leasehold improvements	375,137	362,920
Machinery and equipment	11,811	11,018
	585,238	558,012
Less: accumulated depreciation	(97,485)	(83,233)
	487,753	474,779

Assets held for sale	—	22,071
Construction in progress	237	640
Cash and cash equivalents	5,590	10,346
Restricted cash and marketable securities	1,227	6,622
Rent and other receivables, net (includes $2,905 and $3,460 allowance for doubtful accounts at September 30, 2002 and December 31, 2001, respectively)	6,235	6,747
Straight-line rent, net (includes $473 and $1,287 allowance for doubtful accounts at September 30, 2002 and December 31, 2001, respectively)	11,409	10,013
Prepaid expenses and other assets	4,027	2,534
Inventories	1,379	633
Investments	5,949	5,108
Notes receivable, net (includes $13 and $488 due from related parties and $3,635 and $4,040 allowance for doubtful accounts at September 30, 2002 and December 31, 2001, respectively)	9,236	8,145
Mortgage loans receivable, net (includes $1,922 and $2,500 allowance for doubtful accounts at September 30, 2002 and December 31, 2001, respectively)	27,720	16,187
Net investment in direct financing leases	723	1,300
Deferred financing costs and intangibles, net	11,103	12,383
Total assets	$572,588	$577,508

See Notes to Condensed Consolidated Financial Statements.

	September 30, 2002	December 31, 2001
	(Unaudited)
Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$16,513	$18,255
Accrued dividends and distributions	2,180	6,112
Unearned contingent rent	996	1,124
Deferred gain on sale of property	229	215
Line of credit	15,200	—
Interest rate swap agreements at fair value	4,467	3,746
Notes payable	329,566	336,140
Mortgage note payable	954	979
Total liabilities	370,105	366,571

Commitments and contingencies

Minority interest in operating partnerships	52,845	54,337

Stockholders’ equity

Preferred stock, $.001 par value per share; 50,000 shares authorized, Series A - 3,680 shares issued and outstanding at September 30, 2002 and December 31, 2001 (aggregate liquidation value of $92,000)	4	4

Common stock, $.001 par value per share; 100,000 shares authorized, 19,822 and 19,459 shares issued and outstanding at September 30, 2002 and December 31, 2001, respectively	20	19
Additional paid-in capital	327,484	324,448
Excess stock, $.001 par value per share 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(4,221)	(5,071)
Loans to stockholders for common stock	(849)	(850)
Distributions in excess of net income	(172,800)	(161,950)
Total stockholders’ equity	149,638	156,600
Total liabilities and stockholders’ equity	$572,588	$577,508

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Condensed Consolidated Statements of Operations
(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Real Estate
Revenues:
Rental income	$16,141	$16,349	$49,308	$50,662
Interest income	1,272	1,262	3,093	3,940
Amortization of unearned income on direct financing leases	75	70	209	246
Total revenues	17,488	17,681	52,610	54,848
Expenses:
Property	344	486	1,421	1,203
Depreciation and amortization	5,409	5,348	16,567	16,637
General and administrative	1,632	1,798	5,562	6,805
Provisions for doubtful accounts	(229)	1,964	(234)	2,914
Interest expense	4,450	5,885	13,015	19,426
Amortization of loan origination fees	580	637	1,426	4,739
Derivative settlement payments	710	518	2,652	1,053
Impairment of long-lived assets	133	944	983	16,993
Fair value adjustment for interest rate swaps	(146)	248	(402)	2,607
Total expenses	12,883	17,828	40,990	72,377
Income (loss) from real estate operations	4,605	(147)	11,620	(17,529)

Retail Operations
Operating revenue	10,839	5,490	28,056	7,476
Operating general and administrative	(1,479)	(469)	(4,105)	(599)
Depreciation and amortization	(10)	—	(27)	—
Cost of sales	(9,030)	(4,870)	(23,424)	(6,535)
Income from retail operations	320	151	500	342

Gain on sale of property	—	285	—	1,893
Minority interests	(1,163)	(1,150)	(3,512)	(3,324)
Net income (loss) from continuing operations before discontinued operations and extraordinary item	3,762	(861)	8,608	(18,618)
Income from discontinued operations	995	49	1,367	14
Loss on early extinguishment of debt	—	—	—	(340)
Net income (loss)	4,757	(812)	9,975	(18,944)
Dividends on preferred stock	(1,776)	(1,776)	(5,327)	(5,327)
Net income (loss) allocable to common stockholders	$2,981	$(2,588)	$4,648	$(24,271)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.14)	$0.17	$(1.34)
Income from discontinued operations	0.05	—	0.07	—
Extraordinary loss	—	—	—	(0.02)
Net income (loss) per share	$0.15	$(0.14)	$0.24	$(1.36)

Weighted average shares outstanding
Basic	19,737	17,964	19,606	17,796
Diluted	19,824	17,964	19,741	17,796

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Condensed Consolidated Statements of Comprehensive Operations
(In thousands)
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net income (loss)	$4,757	$(812)	$9,975	$(18,944)

Cumulative effect of change in accounting for derivative instrument	—	—	—	(1,474)
Reclassification adjustment - hedge settlement	—	—	—	1,474
Other comprehensive income (loss) -
Change in unrealized loss on derivative valuation	(1,794)	(3,205)	(1,672)	(3,205)
Change in unrealized gain (loss) on bond investments	2,506	(256)	2,522	(211)
Comprehensive income (loss)	$5,469	$(4,273)	$10,825	$(22,360)

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2002

(In thousands)

(Unaudited)

						Accumulated
					Additional	Other	Loans	Distributions
	Preferred Stock		Common Stock		Paid-in	Comprehensive	To	In Excess of
	Shares	Par Value	Shares	Par Value	Capital	Income (Loss)	Stockholders	Net Income	Total
Balance at January 1, 2002	3,680	$4	19,459	$19	$324,448	$(5,071)	$(850)	$(161,950)	$156,600
Net income								9,975	9,975
Purchase of common stock by officers			10		120		(24)		96
Repayment by Officers on loans for common stock							500		500
Reclassification of Officer Notes							(475)		(475)
Proceeds from exercised stock options			132	1	1,419				1,420
Stock-based compensation to employees					86				86
Common stock issued to redeem guaranteed price OP units			221		1,411				1,411
Other comprehensive income (loss) -
Change in unrealized loss on derivatives						(1,672)			(1,672)
Change in unrealized gain on investments						2,522			2,522
Distributions declared on common stock								(17,274)	(17,274)
Distributions declared on preferred stock								(3,551)	(3,551)
Balance at September 30, 2002	3,680	$4	19,822	$20	$327,484	$(4,221)	$(849)	$(172,800)	$149,638

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:

Net income (loss)	$9,975	$(18,944)

Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	16,796	17,361
Extraordinary loss on extinguishment of debt	—	340
Amortization of deferred financing costs and discounts	1,452	4,815
Impairment of long-lived assets	1,851	17,091
Provision for doubtful accounts	(213)	2,914
Stock-based compensation	86	—
Accretion of interest income	(444)	(454)
Fair value adjustment for interest rate swap agreements	(402)	2,607
Minority interests	3,512	3,324
Gain on sale of property	(2,253)	(1,893)
Gain on sale of investments	(176)	—
Decrease (increase) in rent and other receivables, net	(267)	886
Increase in straight-line rent, net	(1,451)	(1,806)
Decrease (increase) in prepaid expenses	(632)	1,894
Increase in inventories	(746)	(529)
Reduction in net investment in direct financing leases	406	600
Decrease in accounts payable and accrued liabilities	(2,360)	(1,323)
Increase (decrease) in unearned contingent rent	(128)	106
Cash provided by operating activities	25,006	26,989

Cash flows from investing activities:

Proceeds from sale of property and equipment	16,300	17,121
Purchase of property	(10,774)	(2,547)
Purchase of machinery and equipment	(259)	(46)
Purchase of investments	(3,014)	(2,490)
Proceeds from sale of investments	4,838	—
Distributions received on investments	565	45
Decrease (increase) in restricted cash	5,395	(3,347)
Increase in mortgage notes receivable	(26,583)	(40)
Reduction of mortgage loans receivable principal	4,120	3,593
Increase in notes receivable	(1,275)	(1,429)
Reduction of notes receivable principal	959	5,522
Cash provided by (used in) investing activities	(9,728)	16,382

Cash flows from financing activities:

Proceeds from line of credit	$17,700	$—
Payments on line of credit	(2,500)	(119,036)
Distributions to minority interest	(3,593)	(3,639)
Cash distributions to stockholders	(19,420)	(17,574)
Payment of preferred stock dividends	(5,327)	(5,327)
Proceeds from sale of stock	1,516	6,215
Payments on notes/mortgage payable	(7,540)	(231,904)
Proceeds on notes/mortgage payable	—	360,700
Financing costs and other intangibles	(870)	(11,712)
Purchase and retirement of common stock	—	(323)
Cash flows used in financing activities	(20,034)	(22,600)

Increase (decrease) in cash and cash equivalents	(4,756)	20,771
Cash and cash equivalents at beginning of period	10,346	5,509
Cash and cash equivalents at end of period	$5,590	$26,280

Supplemental disclosure:
Interest paid during the period	$12,097	$19,248

Non-cash investing and financing activities:
Interest receivable transferred to mortgage receivable	$38	$—
Net transfer of property from direct financing leases to property and equipment	171	657
Unrealized gain (loss) on investments classified as available for sale	2,522	(211)
Notes received on sale of property	294	1,033
Notes written off on repossessed property	—	563
Adjustment for interest rate swap recorded to other comprehensive income	1,672	3,205
Net transfers from construction in progress to property	42	7,855
Mortgage loans receivable used for property acquisitions	11,547	—
Security deposit and note receivable transferred	—	700
Account receivable conversion to note	—	124
Operating Partnership units exchanged for common stock	1,411	—
Increase (decrease) in common and preferred stock dividends accrued	(3,932)	72
Common stock grant	—	98
Loan to stockholder for common stock	24	550
Reclassification of notes receivable to loan to stockholder	475	—

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.             Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (the “Company”) is a self-administered and self-managed real estate investment trust (“REIT”), as defined under the Internal Revenue Code of 1986, as amended.  As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, “USRP”) in October 1997.  The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. (“OP”).  At September 30, 2002, the Company, directly or indirectly, owned 100% of and controlled the OP.  As of September 30, 2002, the Company owned 812 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC.  In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2002, and the consolidated results of its operations, comprehensive operations, stockholders’ equity and cash flows for the three and nine months ended September 30, 2002 and 2001.

The Company derives its real estate revenues primarily from the leasing of its properties to operators (primarily restaurants) on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable.  Accordingly, the accompanying condensed consolidated financial statements do not include costs for property taxes and insurance which are the responsibility of the tenants.  Additionally, those amounts associated with ground rent expense where the tenant is responsible for the ground rents have been recorded as a reduction to rent revenues with no impact on net income.  For the three and nine months ended September 30, 2002 and 2001, the Company has recorded rent expense of $936,000 and $2,796,000 in 2002, respectively, and $873,000 and $2,872,000 in 2001, respectively, as reductions to rent revenues.

The Company derives its retail revenues from the sale of gasoline and convenience store merchandise, and food sales at restaurants operated by the Company.  Revenue is recognized as it is received.

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

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” was issued in August 2001, and was adopted by the Company on January 1, 2002.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business (as previously defined in that Opinion).  SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset.  This Statement requires that a long-lived asset to be abandoned, exchanged for a similar productive asset, or distributed to owners in a spinoff be considered held and used until it is disposed of.  The accounting model for long-lived assets to be disposed of by sale is used for all long-lived assets, whether previously held and used or newly acquired.  That accounting model retains the requirement of SFAS No. 121 to measure a long-lived asset classified as held for sale at the lower of its carrying amount or fair value less cost to sell and to cease depreciation.  This Statement requires that the current and historical results of operations of disposed properties and assets classified as held for sale be classified as discontinued operations.  This results in the reclassification of historical operations for property dispositions or assets classified as held for sale that occur subsequent to January 1, 2002.

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

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002.  The Company has not yet determined the effect SFAS No. 146 will have on its financial statements.

The Company had 19,821,689 and 19,459,207 shares of common stock outstanding as of September 30, 2002 and December 31, 2001, respectively.

2.             Net Income (Loss) per Share of Common Stock

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2002	2001	2002	2001

Net income (loss) from continuing operations before discontinued operations and extraordinary item	$3,762	$(861)	$8,608	$(18,618)
Dividends on preferred stock	(1,776)	(1,776)	(5,327)	(5,327)
Net income (loss) from continuing operations allocable to common stockholders	1,986	(2,637)	3,281	(23,945)
Income from discontinued operations	995	49	1,367	14
Loss on early extinguishment of debt	—	—	—	(340)

Net income (loss) allocable to common stockholders	$2,981	$(2,588)	$4,648	$(24,271)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.10	$(0.14)	$0.17	$(1.34)
Income from discontinued operations	0.05	—	0.07	—
Extraordinary loss	—	—	—	(0.02)
Net income (loss) per share	$0.15	$(0.14)	$0.24	$(1.36)

Weighted average shares outstanding(a):
Basic	19,737	17,964	19,606	17,796
Dilutive effect of stock options	40	—	32	—
Dilutive effect of guaranteed stock	47	—	103	—
Diluted	19,824	17,964	19,741	17,796

Antidilutive securities:
Stock options	46	46	46	70
OP units	—	134	—	134
Guaranteed stock	—	153	—	120
Convertible preferred stock	3,680	3,680	3,680	3,680

(a)                                  Basic income (loss) per share is computed based upon the weighted average number of shares of common stock outstanding.  Diluted income (loss) per share typically reflects the dilutive effect of stock options, OP units, OP units and shares on which the price is guaranteed (“Guaranteed Stock”) and convertible preferred stock.

3.                                      Property

On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires current and historical results of operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified separately as discontinued operations.   Results of discontinued operations for the three and nine months ended September 30, 2002 and 2001 relate to the sale of 10 and 27 properties, respectively.  The operating results of these properties as well as the gain on their disposal are included under the Statement of Operations caption of “Income from discontinued operations” as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
Operating Income before Depreciation, Amortization & Impairment	$38	$297	$184	$836
Depreciation and amortization	(22)	(150)	(202)	(724)
Impairment of long-lived assets	—	(98)	(868)	(98)
	16	49	(886)	14
Gain on sale of property	979	—	2,253	—
Income from discontinued operations	$995	$49	$1,367	$14

During the nine months ended September 30, 2002, the Company completed the sale and disposal of properties for net cash proceeds of $16,300,000, net of closing costs, and $294,000 of notes.  During the nine months ended September 30, 2002, the Company purchased $11,033,000 of land, buildings and equipment, which was comprised of $259,000 of equipment, $10,327,000 of land and buildings, and $447,000 of remodeling costs.  The Company reclassified a net amount of $171,000 between property and net investment in direct financing leases during the nine months ended September 30, 2002.

The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants.  When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an estimate of fair market value of the property affected.  During the nine months ended September 30, 2002, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, impairment charges of $1,851,000 were recorded from the revaluing of seventeen assets to their estimated fair value.  Included in the total amount of impairment charges is $868,000 which is reflected in income from discontinued operations.

The assets classified as held for sale as of December 31, 2001 of $22,071,000 were reclassified to held and used during the second quarter of 2002 because the assets no longer met the criteria to continue to be classified as held for sale at that date.  The change in circumstances resulted from the termination of a sales agreement for the assets by the potential purchaser during the second quarter of 2002, followed by the Company’s decision to operate the assets for the foreseeable future.  As required by FASB Statement No. 144, at the time the assets were reclassified, the Company estimated the fair value of each asset individually, and recorded each asset at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value.  In the second quarter of 2002, the Company recorded  $610,000 of impairment charges related to these assets as well as depreciation expense of $690,000 for the period April 1, 2001 through June 30, 2002, the period of time that these assets were classified as held for sale.

On October 30, 2002, the Company completed the purchase of another tranche of its planned acquisitions of Shoney’s and Captain D’s properties in sale/leaseback transactions.  This tranche consisted of the purchase of fifteen Captain D’s properties for a total purchase price of $9,208,000.

4.             Investments

The fair market value of investments classified as available for sale at September 30, 2002 was $3,887,000.  As a result of the recent availability of verification of the market value of these investments, approximately $2,522,000 of unrealized gains in Accumulated other comprehensive loss were realized in the third quarter of 2002, increasing the value of these investments.  In addition to these investments, the Company has other investments carried at a cost basis of approximately $2,062,000.  During the nine months ended September 30, 2002, the Company liquidated its trading securities.

5.             Lines of Credit, Bridge Loan and Notes Payable

In May 2002, the Company entered into a Credit Agreement with Bank of America, through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility are being used primarily to acquire certain Shoney’s and Captain D’s properties in sale/leaseback transactions.  This facility is secured by the 175 properties owned by USRP Funding 2002-A, L.P. with a borrowing base value in excess of the $35,000,000 limit and a net book value of $96,329,000 as of  September 30, 2002.  The Credit Agreement has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit.  There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility.  As of September 30, 2002, there were $15,200,000 of borrowings under this facility, and the Company had letters of credit outstanding and drawn on Bank of America in the amount of $3,323,000.

On July 1, 2002, a limited and temporary waiver and amendment was executed under this $35,000,000 Credit Agreement with Bank of America which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $20,000,000 on July 10, 2002.  The amount of this investment, without the waiver, would have violated the limitations on investments under this facility.  The initial waiver period was extended through October 30, 2002.  The Captain D’s mortgage notes bear interest at 12% per annum. As of September 30, 2002, the Company held a balance of approximately $8,500,000 of the original $20,000,000 of mortgage notes purchased on July 10, 2002.  As of October 30, 2002, the Company had fully utilized these notes as consideration to substantially finance the acquisition of certain Captain D’s properties.

The First Amendment to the Credit Agreement with Bank of America was entered into in September 2002.  This amendment, which clarified the parties original intent, revised the tangible net worth financial covenant.  The tangible net worth requirement was reduced from a minimum of $270,000,000 to $230,000,000, plus 85% of the net cash proceeds of any equity issuance received by the Company after December 31, 2001, calculated on a cumulative basis.

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary USRP Funding 2001-A, L.P.  Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company’s secured bridge facility with Bank of America in August 2001 (described below) and the balance of the net proceeds was used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes (described below) in October 2001.  The Certificates amortize over 15 years, bear interest at the 30 — day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006.  As of September 30, 2002, there was $170,295,000 outstanding on the Certificates.  The Certificates are secured by 273 properties with a net book value of $197,746,000 at September 30, 2002.

In January 2001, the Company entered into an indenture with Bank of America for a secured bridge facility of $175,000,000.  Proceeds from this bridge facility were used to pay-off the outstanding balance of the OP’s $175,000,000 revolving credit line (described below) and a $50,000,000 unsecured term loan from Credit Lyonnais.  The initial term of the bridge loan matured in July 2001, and the Company entered into options to extend the facility through August 31, 2001.  In August 2001, the Company paid the outstanding balance of this bridge facility with the proceeds from the offering of the Certificates.

In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000.  This facility was replaced in the second quarter of 2002 by the $35,000,000 Credit Agreement with Bank of America (described above).

In January 1998, the OP entered into a credit agreement with a syndicate of banks for an unsecured revolving credit line of $175,000,000.  On January 9, 2001, the Company paid the outstanding balance under this facility as scheduled with proceeds from a bridge loan advanced by Bank of America (described above).

On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled.  Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000.  Under the terms of the Waiver and Second Amendment to the Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America.  In October

2001, the Company prepaid the $27,500,000 Series B Senior Secured Guaranteed Notes in full.  In connection with this prepayment, the Company paid $388,000 of make-whole fees and expensed $216,000 worth of unamortized loan origination fees associated with this facility.

On May 12, 1998, the Company issued $111,000,000 of seven year fixed rate senior unsecured notes payable in a private placement.  The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005.  The net proceeds of the notes were used to repay a portion of a revolving credit agreement and for general corporate purposes.  In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes payable.  The fee paid to lock in the rate on these notes payable was approximately $424,000 and is being amortized over the term of the notes as an adjustment to interest expense.  As a result of certain guarantees required by the existing Bank of America Credit Agreement, the subsidiaries of the Company executed a Subsidiary Guaranty in the first quarter of 2001 and May 2002 for the benefit of these noteholders.

On November 13, 1998, the Company issued $47,500,000 in senior notes payable in a private placement.  The notes bear interest at the rate of 8.22% per annum and are due August 1, 2003.  The net proceeds were used to repay a portion of a revolving credit agreement and for general corporate purposes.  In conjunction with the notes payable agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate of these notes payable.  The fee paid to lock in the rate on these notes payable was approximately $406,000 and is being amortized over the term of the notes as an adjustment to interest expense.  As a result of certain guarantees required by the existing Bank of America Credit Agreement, the subsidiaries of the Company executed a Subsidiary Guaranty in the first quarter of 2001 and May 2002 for the benefit of these noteholders.

On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition.  The note bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007.  As of September 30, 2002, the balance was $954,000.

In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured term loan of $50,000,000.  This credit facility was scheduled to mature in April 2002.  On January 9, 2001, the Company paid the outstanding balance under this facility with proceeds from a bridge loan issued by Bank of America.  In connection with this pay-off, the Company expensed $340,000 worth of unamortized loan origination fees associated with this facility in January 2001.

The Company is in compliance with all covenants associated with its debt and credit facilities as of September 30, 2002.

6.             Derivative Instruments

Derivative financial instruments are utilized by the Company to manage market risks associated with changes in interest rates.  Derivative financial instruments include interest rate swaps and interest rate collars.  During the three and nine months ended September 30, 2002, the Company recognized $146,000 and $402,000, respectively, in income related to the ineffective portion of an interest rate swap with Credit Lyonnais, and recognized ($1,794,000) and ($1,672,000), respectively, in Accumulated other comprehensive loss representing the effective portion of the cash flow hedges.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America.  This fixed to floating interest rate swap was on a $25,000,000 notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%.  The Company designated this swap as a fair value hedge on the $111,000,000 seven year fixed rate senior unsecured notes payable.  Accordingly, all changes in value of the derivative and hedged item are recorded in earnings.  This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002.  Proceeds from the termination of $1,105,000 were collected in October 2002.  The gain resulting from the termination of approximately $860,000, recorded as debt discount in  notes payable on the balance sheet, is being amortized over the original term of the fixed to floating interest rate swap.

In conjunction with the offering of the Certificates, the Company has entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% expiring June 2004 on a notional amount of $25,000,000, an interest rate swap at a fixed rate of 1.9975% expiring February 2003 on a notional amount of $50,000,000, and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% expiring August 2006 on an original notional amount of $80,000,000 which has been amortized down to $71,774,000 as of September 30, 2002.  These derivatives effectively lock in $25,000,000 at 3.426% (2.42% plus 1.006%) through June 2004, lock in $50,000,000 at 3.004% (1.9975% plus 1.006%) through February 2003, and lock in $71,774,000 as of September 30, 2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) though August 2006.

Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR.  The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions.  The agreement calls for the net expense or income to be paid or received quarterly.  This swap is secured by two properties with an aggregate net book value of $686,000.  The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000.  The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company’s term loan with Credit Lyonnais.  As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1,474,000 in accumulated other comprehensive operations was reclassified to earnings over a six-month period, which was the anticipated term of the bridge loan.  From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings.  In connection with the completion of the Certificate offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50,000,000 of the Certificates.  The Company reduced the notional amount of this interest rate swap by $20,000,000 during 2001 for a cost of approximately $1,405,000.  During the first quarter of 2002, the Company paid $549,000 to reduce the notional amount of this interest rate swap to $15,000,000 effective May 13, 2002.

7.             Related Party Transactions

In March 2000, the Company advanced $400,000 to Mr. Stetson, the Company’s Chief Executive Officer, for the purchase of the common stock of the Company.  The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March, 2006.  Pursuant to the note agreement, Mr. Stetson has pledged the common stock purchased with the note proceeds as collateral for the loan.  This note is classified as Loans to stockholders for common stock on the balance sheet.  During the three months ended September 30, 2002, this promissory note was paid down by $125,000.  At September 30, 2002, there was a balance of $275,000 due on this note.  Effective September 22, 2000, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of the Company’s Common Stock (calculated based on a value of $8.5625 per share).  Second, the Company advanced Mr. Stetson $75,000 under a third promissory note to be used for the sole purpose of acquiring shares of the Company’s common stock in the open market.  Both notes bore interest at 7.0% per annum and provided for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006.  In addition, both notes were secured by the restricted Common Stock and stock purchased with the proceeds of the notes. Both of these notes were classified as Loans to stockholders for common stock on the balance sheet.  During the three months ended September 30, 2002, these promissory notes were paid in full pursuant to an agreement between Mr. Stetson and the Board of Directors in December 2001.  As a result of payments on these three notes, the pledges of stock were released.

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

On August 27, 2001, as part of the employment arrangement with the Company’s former Chief Financial Officer and Chief Operating Officer, H.G. Carrington, Jr., the Company advanced Mr. Carrington $550,000 for the purpose of acquiring shares of the Company’s common stock.  The promissory note provided for an interest rate of 5.0% per annum and quarterly payments of interest only through May 2006, with a final payment of principal and interest due in August 2006.  This $550,000 note, classified as a Loan to stockholders for common stock on the balance sheet as of September 30, 2002, was paid in full in October 2002.

Pursuant to an agreement between Harry O. Davis, the Company's Chief Operating Officer, and the Board of Directors, in January 2002, the Company advanced Mr. Davis $24,000 for the purpose of acquiring shares of the Company’s Common Stock.  The promissory note provides for an interest rate of 6.0% per annum and quarterly payments of interest only beginning in April 2002 through December 2006, with a final payment of principal and all unpaid interest in January 2007.  This note is classified as a Loan to stockholders for common stock on the balance sheet.

On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Holders described in Note 8 below), the OP, LSF 4 Acquisition, LLC and Shoney’s Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney’s, with Shoney’s being the surviving entity.  Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney’s were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) would be converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger.  Under  the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC.  Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP now owns 7.5% of the equity of the sole shareholder of Shoney’s.  In addition, the OP has no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution.  The Company had completed the purchase of 28 properties from Shoney’s as of September 30, 2002 and intends to acquire additional properties in the near future.

In order to satisfy franchisor requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. (“ARK #10”) is owned by Robert J. Stetson, chief executive officer and member of the board of directors of the Company.  Mr. Stetson receives no compensation for this role.  ARK #10 was established to hold and operate six locations.  The Burger King operations were either sold to third parties or closed in 1999.  At December 31, 1999, a note receivable of $1,187,000 was due from ARK #10 for which the Company had reserved $1,141,000 as an allowance for uncollectability.  The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum.  During 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote down the note against the established reserve.  The Schlotzsky’s franchise was transferred to the Company effective October 1, 2001 as partial payment for the note receivable.  At September 30, 2002, there were no other monies owed to the Company by ARK #10.

8.             Stockholders’ Equity and Minority Interests

Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (the “Lone Star Holders”)) own approximately 19%  of the outstanding Common Stock as of September 30, 2002.

Distributions to Common and Preferred Stockholders

During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first working day of the current period.  During the nine months ended September 30, 2002, the Company paid nine common stock dividends and declared eight, and paid three preferred stock dividends and declared two.

Minority Interests

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, each OP unit not owned by the Company represented a minority interest in the OP.  Each OP unit participated in any income (loss) of the OP based on the percent ownership in the OP and received a cash dividend in an amount equivalent to a share of Common Stock.  Each OP unit could be exchanged at any time by the holder thereof for one share of common stock of the Company.  With each exchange of outstanding OP units for common stock, the Company’s percentage ownership interest in the OP, directly or indirectly, would increase.  These OP units expired July 29, 2002 and were exchanged for 221,482 shares of common stock August 2, 2002.

During 1999, the Company issued $55,000,000 of 8.5% preferred interest in HJV to a third party for net proceeds of $52,793,000.  Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000 payable monthly from the cash flows of HJV.  Income is allocated to the preferred interest holder equal to their distribution.  The Company may be required from time to time to exchange properties that do not meet specified criteria as defined in the partnership agreement.  These preferred partnership interests represent the minority interests of the Company at September 30, 2002.

Minority interest in the OP and the preferred partnership consists of the following at September 30, 2002 (in thousands):

Balance at January 1, 2002	$54,337
Distributions paid and accrued in the period	(3,593)
Income allocated to minority interest	3,512
OP units exchanged for common stock	(1,411)
Balance at September 30, 2002	$52,845

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

Real Estate.  Real estate activities are comprised of property management, acquisition and development operations and related business objectives.  The Company derives its revenues primarily from rental income received on its 812 restaurant and service station properties located throughout 48 states.

Retail.  Commencing in April 2001, the Company formed FSI, which began retail operations. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise, and food sales at restaurants operated by the Company.  At September 30, 2002, FSI operated three service stations in Texas, seven in Hawaii and two in Illinois.  In January 2002, FSI commenced operating a fuel terminal in Hawaii to store fuel sold at its Hawaii service stations.  At September 30, 2002, in addition to the service stations currently operated, FSI sold fuel to seven service stations in Hawaii, six in Texas and two in Illinois.  FSI also operates four non-service station properties: one car wash in California and three restaurants, two located in Texas and one located in Kansas.

Intersegment Charges.  Intersegment charges are eliminated in consolidation and include the costs of rent and interest.  The Retail segment pays rent to the Real Estate segment for leased properties that it operates.  Effective January 1, 2002, interest is also paid by the Retail segment to the Real Estate segment.  Interest is charged at an annual rate of 9.5% on intercompany balances as well as on a note established on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI.  Intercompany balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations.  Intersegment rent and interest eliminated in consolidation for the nine months ended September 30, 2002 were $1,210,000 and $579,000, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company derives its revenue primarily from the leasing of its properties (primarily restaurants) to operators on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable.  Approximately 48% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a threshold amount.  As a result, portions of the Company’s revenues are a function of the number of properties in operation and their level of sales.  Sales at individual properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, the Company evaluates these estimates, including asset impairment and provision for doubtful accounts.  These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Rent Recognition

Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis.  Contingent rent is recognized as revenue after the related lease sales targets are achieved.

In May 1998, the Financial Accounting Standards Board’s Emerging Issues Task Force issued EITF 98-9, “Accounting for Contingent Rent in Interim Financial Periods,” (“EITF 98-9”), which provided guidance on recognition of rental income during interim periods for leases which provide for contingent rents (commonly referred to as “percentage rent”).  In accordance with the initial consensus reached in EITF 98-9, the Company revised its method of accounting for contingent rent on a prospective basis effective May 21, 1998.  As the Company has already complied with the requirements of accounting for contingent rents, the Company believes it is in compliance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements” which was effective October 1, 2000.

Asset Impairment

The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants.  When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is likely, secures an estimate of fair market value of the property affected.

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

Comparison of the three months ended September 30, 2002 to the three months ended September 30, 2001

Revenues from real estate operations, including interest income and income earned on direct financing leases, in the three months ended September 30, 2002 totaled $17,488,000, down 1.1% from the $17,681,000 recorded for the three months ended September 30, 2001.  The decrease in revenues is primarily due to sales of properties, partially offset by properties acquired during the third quarter 2002. For the three months ended September 30, 2002, approximately 6.3% of the Company’s rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 6.1% for the three months ended September 30, 2001.  Also included in revenues is interest income relating to notes and mortgage receivables from tenants and related parties.  Interest income was $1,272,000 for the three months ended September 30, 2002, compared with $1,262,000 for the three months ended September 30, 2001.   Interest income in the three months ended September 30, 2002 was positively affected by the purchase of $20,000,000 of Captain D’s mortgage notes in July 2002.  These notes are being used as consideration for the acquisition of Captain D’s properties.  This increase is almost entirely offset by the Company’s decision in the third quarter of 2001 to cease accruing interest on certain mortgages involved in bankruptcy.

Property expenses for the three months ended September 30, 2002 totaled $344,000, a decrease of $142,000 when compared to the three months ended September 30, 2001.  Depreciation and amortization expenses in the three months ended September 30, 2002 increased 1.1% to $5,409,000, compared to the three months ended September 30, 2001 due to the acquisitions in the third quarter 2002, partially offset by sales of properties.

General and administrative expenses for the three months ended September 30, 2002 totaled $1,632,000, a decrease of 9.2% when compared to the three months ended September 30, 2001.  This decrease is primarily due to reduced costs, consisting primarily of legal fees, associated with tenant work-outs incurred during the three months ended September 30, 2002 as compared to the three months ended September 30, 2001.

Provisions for doubtful accounts for the three months ended September 30, 2002 totaled ($229,000) compared to $1,964,000 for the three months ended September 30, 2001.  During 2002, the Company collected significant portions of past due amounts on which provisions had been made in previous periods.

Interest expense, amortization of loan origination fees and derivative settlement payments for the three months ended September 30, 2002 totaled $5,740,000, a decrease of 18.5% when compared to the three months ended September 30, 2001.  This decrease is primarily due to the Company’s decrease in its outstanding debt at September 30, 2002 compared to September 30, 2001 by approximately $22,000,000, the higher amortization of costs in 2001 associated with the $175,000,000 bridge loan provided by Bank of America, as well as a reduction in interest rates.

During the three months ended September 30, 2002, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $133,000 was recorded from the revaluing of five assets to their estimated fair value.  During the three months ended September 30, 2001, the Company recorded an asset impairment charge of $944,000 from the revaluing of 5 assets to their estimated fair value.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  Derivative financial instruments include interest rate swaps and interest rate collars.  During the three months ended September 30, 2002, the Company recognized $146,000 in income related to the ineffective portion of an interest rate swap.  Loss on the interest rate swap agreement for the three months ended September 30, 2001 totaled $248,000.

Retail income, which is comprised of revenue from operating activities, was $10,839,000 for the three months ended September 30, 2002, compared to $5,490,000 for the three months ended September 30, 2001.  Cost of sales associated with this revenue totaled $9,030,000 and general and administrative costs associated with this revenue totaled $1,479,000 for the three months ended September 30, 2002, compared to $4,870,000 and $469,000, respectively, during the three months ended September 30, 2001.   The number of properties being operated by the Company has remained virtually the same as of September 30, 2002 and 2001 at 31 and 32 properties, respectively.  However, retail operating results have more than doubled in the three months ended September 30, 2002 compared to the three months ended September 30, 2001 due to the mix of operated properties improving to properties with higher volumes.

Gain on sale of property for the three months ended September 30, 2002 of $979,000 is reflected in income from discontinued operations in accordance with SFAS No. 144 (as described below).  Gain on sale of property was $285,000 for the three months ended September 30, 2001 and relates to the sale of four properties for cash proceeds of $2,628,000 and notes of $155,000.

Minority interests were $1,163,000 for the three months ended September 30, 2002 compared to $1,150,000 for the three months ended September 30, 2001 and relates primarily to the Company’s minority interest in USRP/HCI Partnership 1, L.P., a subsidiary of the Company ("HJV"), which was formed in October 1999.

Income from discontinued operations was $995,000 for the three months ended September 30, 2002 compared to $49,000 for the three months ended September 30, 2001.  In accordance with SFAS No. 144, discontinued operations represent the operations of properties disposed of or classified as held for sale subsequent to January 1, 2002 as well as any gain or loss recognized in their disposition.  Seventeen properties were disposed of in the third quarter of 2002 resulting in a gain of $979,000 with cash proceeds of $6,311,000, net of closing costs.  The operating results of these 17 properties sold in the third quarter of 2002 are reflected as income from discontinued operations for the three months ended September 30, 2002 and 2001.

Comparison of the nine months ended September 30, 2002 to the nine months ended September 30, 2001

Revenues from real estate operations, including interest income and income earned on direct financing leases, in the nine months ended September 30, 2002 totaled $52,610,000, down 4.1% from the $54,848,000 recorded for the nine months ended September 30, 2001.  Rental revenues decreased 2.7% from $50,662,000 in the nine months ended September 30, 2001 to $49,308,000 in 2002, primarily due to decreases in the number of properties owned during 2002 as compared to the same period in 2001, partially offset by the acquisition of properties in the third quarter 2002.  For the nine months ended September 30, 2002, approximately 6.3% of the Company’s rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 6.9% for the nine months ended September 30, 2001.  The decrease of 21.5% in interest income from $3,940,000 in the nine months ended September 30, 2001 to $3,093,000 in 2002 is primarily due to the sales of the Company’s trading and available for sale securities during 2002, the short-term investment of excess cash during 2001 and the Company’s decision in the third quarter of 2001 to cease accruing interest on certain mortgages involved in bankruptcy.  These decreases were partially offset by the acquisition of $20,000,000 of Captain D’s mortgage notes in the third quarter 2002.

Property expenses for the nine months ended September 30, 2002 totaled $1,421,000, an increase of 18.1% when compared to the nine months ended September 30, 2001.  This increase is primarily due to higher property taxes and higher rent expense during the first quarter of 2002 versus 2001.  Depreciation and amortization expenses in the nine months ended September 30, 2002 totaled $16,567,000, a decrease of less than 1% when compared to the nine months ended September 30, 2001.  This decrease is primarily due to lower depreciation expense on fewer properties owned during 2002 as compared to the same period in 2001, partially offset by $690,000 expense recorded in June 2002 for fifteen months of depreciation of assets reclassified from Assets held for sale to Property, and depreciation associated with properties acquired in the third quarter of 2002.

General and administrative expenses for the nine months ended September 30, 2002 totaled $5,562,000, a decrease of 18.3% when compared to the nine months ended September 30, 2001.  During the nine months ended September 30, 2001, the Company incurred costs of $813,000 for severance related to the Company’s former chief executive officer, a provision of $350,000 for severance related to the Company’s former chief financial officer and $230,000 for costs associated with hiring the Company’s new chief operating officer/chief financial officer.  These costs were partially offset by higher costs associated with tenant work-outs in the first quarter of 2002.

Provisions for doubtful accounts for the nine months ended September 30, 2002 totaled ($234,000) compared to $2,914,000 for the nine months ended September 30, 2001.  During 2002, the Company has collected significant portions of past due amounts on which provisions had been made in previous periods.

Interest expense, amortization of loan origination fees and derivative settlement payments for the nine months ended September 30, 2002 totaled $17,093,000, a decrease of 32.2%, when compared to the nine months ended September 30, 2001. This decrease is primarily due to the decrease in outstanding debt at September 30, 2002 compared to September 30, 2001 by approximately $22,000,000, lower interest rates and lower amortization of loan fees.  Amortization of loan origination fees decreased 69.9% from $4,739,000 in 2001 to $1,426,000 in 2002.  This decrease is due to the fees associated with the Bank of America bridge facility which were expensed over the first six months of 2001.

During the nine months ended September 30, 2002, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $983,000 was recorded from the revaluing of 12 assets to their estimated fair value.  During the nine months ended September 30, 2001, the Company recorded an asset impairment charge of $16,993,000. During the nine months ended September 30, 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments.  After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties.  Accordingly, the Company classified these properties as Assets held for sale at that time and an impairment charge of $7,743,000 was recorded to write these assets down to their estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell.  In addition, management analyzed service stations in Missouri, Illinois and Texas, which were late paying rent and defaulting on certain lease terms, for possible impairment.  It was determined that 16 of these properties had carrying values in excess of fair value.  The Company recorded an impairment charge of $7,567,000 in the nine months ended September 30, 2001 to revalue these assets to estimated fair value.  The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset.  As a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $1,683,000 were recorded for the nine months ended September 30, 2001 from the revaluing of 15 other assets to their estimated fair value.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  Derivative financial instruments include interest rate swaps and interest rate collars.  During the nine months ended September 30, 2002, the Company recognized $402,000 in income related to the ineffective portion of an interest rate swap.  Loss on this interest rate swap agreement for the nine months ended September 30, 2001 totaled $2,607,000. Of the $2,607,000 recorded, $1,474,000 represents reclassification of the January 1, 2001 adjustment from other comprehensive income, and $1,133,000 represents the change in the fair value of the interest rate swap.

Retail operations commenced in April 2001.  Retail income, which is comprised of revenue from operating activities, was $28,056,000 for the nine months ended September 30, 2002, compared to $7,476,000 for the nine months ended September 30, 2001.  Cost of sales associated with this revenue totaled $23,424,000 and general and administrative costs associated with this revenue totaled $4,105,000 for the nine months ended September 30, 2002, compared to $6,535,000 and $599,000, respectively, during the nine months ended September 30, 2001.  The number of properties being operated by the Company has remained virtually the same as of September 30, 2002 and 2001 at 31 and 32 properties, respectively.  However, retail operating results have significantly improved in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due to the mix of operated properties improving to properties with higher volumes and a full period of operations for the nine months ended September 30, 2002.

Gain on sale of property for the nine months ended September 30, 2002 of $2,253,000 is reflected in income from discontinued operations in accordance with SFAS No. 144 (as described below).  Gain on sale of property was $1,893,000 for the nine months ended September 30, 2001 and relates to the sale of 26 properties for cash proceeds of $17,121,000, net of closing costs, and notes of $1,033,000.

Minority interests were $3,512,000 for the nine months ended September 30, 2002 compared to $3,324,000 for the nine months ended September 30, 2001 and relates primarily to the Company’s minority interest in HJV, which was formed in October 1999.

Income from discontinued operations was $1,367,000 for the nine months ended September 30, 2002 compared to $14,000 for the nine months ended September 30, 2001.  In accordance with SFAS No. 144, discontinued operations represent the operations of properties disposed of subsequent to January 1, 2002, as well as any gain or loss recognized in their disposition.  Twenty seven properties were disposed of or classified as held for sale in the nine months ended September 30, 2002, resulting in a gain of $2,253,000 with cash proceeds of $16,300,000, net of closing costs and $294,000 of notes.  The operating results of these 27 properties disposed of in the first nine months of 2002 are reflected as income from discontinued operations for the nine months ended September 30, 2002 and 2001.

Loss on early extinguishment of debt was $340,000 for the nine months ended September 30, 2001.  On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America.  In connection with this pay-off, the Company wrote-off $340,000 in unamortized loan origination fees associated with this facility.

Liquidity and Capital Resources

The Company’s principal source of cash to meet its short-term cash requirements is from rental revenues generated by the Company’s properties.  As of September 30, 2002, the Company had non-binding letters of intent for the acquisition of 36 restaurant properties for approximately $23,419,000.  The terms of the Company’s leases (“triple net leases”) generally require that the tenant is responsible for maintenance and improvements to the pertinent property.  Thus, the Company is generally not required to expend funds for remodels and renovations.  However, the Company expects to spend approximately $570,000 during the remainder of the year ending December 31, 2002 to renovate and remodel currently owned properties.

During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first of every period.  During the nine months ended September 30, 2002, the Company paid nine common stock dividends and declared eight, and paid three preferred stock dividends and declared two.

During June 2001, the Company was informed that one of its tenants had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the “Bankruptcy Code”).  Gant Acquisition LLC (“Gant”), which leases 27 service stations in North Carolina under a Master Lease with the Company, filed on May 21, 2001.  Annual rent from these properties is approximately $1,288,000.  At September 30, 2002, there was approximately $27,000 of receivables due from this tenant and the Company had no reserve for these amounts. The Bankruptcy Court has severed the Master Lease between Gant and the Company, permitting Gant to reject 12 of the leases subject to the Master Lease while continuing to pay rent on the remaining 15 properties.  The Company appealed this ruling in May 2002.  Depending on the outcome of this appeal, which is anticipated to be ruled upon in the fourth quarter of 2002, the remaining 12 properties will either be sold, with all proceeds payable to the Company, or Gant will be responsible for all back rent due. Gant continues to pay rent on 15 of the 27 properties.

During October 2001, the Company was informed that one of its borrowers, Lyon’s of California, Inc. (“Lyons”), had filed for protection under Chapter 11 of the Bankruptcy Code.  At September 30, 2002 there was approximately $7,790,000 due on notes from Lyon’s for which $1,922,000 had been reserved.  Interest income associated with these notes has not been recognized since September 2001.

During February 2002, the Company was informed that ICH Corporation (“ICH”) and its wholly owned subsidiary, Sybra, Inc. (“Sybra”), filed for protection under Chapter 11 of the Bankruptcy Code.  At September 30, 2002 there was approximately $567,000 due from ICH for which $275,000 had been reserved.  ICH Corporation also serves as a guarantor for the Lyon’s notes previously described.  Sybra, Inc. currently leases 59 Arby’s® restaurant sites from the Company.  Annual rent from these properties is approximately $4,591,000.  All post-bankruptcy rent has been received from this tenant, and the Company does not anticipate any impairment of values associated with these properties.

During the first quarter of 2002, the lease on 56 Fina stations in the Dallas/Ft. Worth area was assumed by the creditor of the original lessee.  All post-assumption rent has been collected by the Company.  There is currently $1,739,000 owed to the Company under the lease, representing pre-assumption property taxes, for which the Company has reserved $792,000.  The Company does not anticipate the need for any additional reserves at this time.

The Company has recently become aware of a tenant, which leases 12 Burger King properties, experiencing financial difficulties.  As of September 30, 2002, the tenant owed the Company approximately $23,000 for which there has been no reserve established.  The 12 properties have a net book value of approximately $6,053,000 and the annual rent on these properties is $1,010,000.

In August 2001, the Company completed a $180,000,000 offering of the Certificates through its subsidiary USRP Funding 2001-A, L.P.  Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company’s secured bridge facility with Bank of America, and the balance of the net proceeds was used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001.  The Certificates amortize over 15 years, bear interest at the 30 – day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006.  At September 30, 2002 there was $170,295,000 outstanding on the Certificates.

In conjunction with the offering of the Certificates, the Company entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% expiring June 2004 on a notional amount of $25,000,000, an interest rate swap at a fixed rate of 1.9975% expiring February 2003 on a notional amount of $50,000,000, and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% expiring August 2006 on an original notional amount of $80,000,000 which has been amortized down to $71,774,000 as September 30, 2002. These derivatives effectively lock in $25,000,000 at 3.426% (2.42% plus 1.006%) through June 2004, lock in $50,000,000 at 3.004% (1.9975% plus 1.006%) through February 2003, and lock in $71,774,000 as of September 30, 2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) through August 2006.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America.  This fixed to floating interest rate swap was on a $25,000,000 notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%.  This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002.  Proceeds from the termination of $1,105,000 were collected in October 2002.  The gain resulting from the termination of approximately $860,000 is being amortized over the term of the fixed to floating interest rate swap.

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

In May 2002, the Company entered into a Credit Agreement with Bank of America, through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility will be used primarily to acquire certain Shoney’s and Captain D’s properties in sale/leaseback transactions.  This facility is secured by the 175 properties owned by USRP Funding 2002-A, L.P. with a borrowing base value in excess of the $35,000,000 limit and a net book value of $96,329,000 as of  September 30, 2002.  The Credit Agreement has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit.  There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility.  As of September 30, 2002, there were $15,200,000 of borrowings under this facility, and the Company had letters of credit outstanding and drawn on Bank of America in the amount of $3,323,000.

On July 1, 2002, a limited and temporary waiver and amendment was executed under this $35,000,000 Credit Agreement with Bank of America which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $20,000,000 on July 10, 2002.  The amount of this investment, without the waiver, would have violated the limitations on investments under this facility.  The initial waiver period expired on September 29, 2002 with extensions possible through December 28, 2002, subject to specified extension fees which were reduced in September 2002 by a revision to the original waiver.  The Captain D’s mortgage notes bear interest at 12% per annum. As of September  30, 2002, the Company held a balance of approximately $8,500,000 of the original $20,000,000 of mortgage notes purchased on July 10, 2002.  As of October 30, 2002, the Company had fully utilized these notes as consideration to partially finance the acquisition of certain Captain D’s properties.

The First Amendment to the Credit Agreement with Bank of America was issued in September 2002.  This amendment revised the Tangible Net Worth financial covenant. The tangible net worth requirement was reduced from a minimum of $270,000,000 to $230,000,000, plus 85% of the net cash proceeds of any equity issuance received by the Company after December 31, 2001, calculated on a cumulative basis.   As of September 30, 2002, the Company was in compliance with all of its debt covenants.

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

In October 2002, the Company received notice of a tender offer from Shoney's Inc. to purchase the Shoney's Liquid Yield Option Notes Due 2004 (Zero-Coupon Subordinated).  This tender offer expires on November 15, 2002.  The purchase price is $840 per $1,000 principal amount at maturity of the notes.  The Company has tendered its notes in the amount of $4,716,000.  Proceeds of $3,961,000 are expected to be collected by the Company in relation to this tender offer in November 2002 on the notes valued at $3,887,000 by the Company as of September 30, 2002.

Management believes that cash flow from operations and borrowings available under its $35 million credit agreement, along with the Company’s ability to raise additional equity or debt and anticipated sales of properties will provide the Company with sufficient liquidity to meet its short-term and long-term capital needs.  However, there can be no assurances that the terms at which new debt is obtained will be as favorable to the Company as under the existing facilities.

Funds From Operations (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) in their National Policy Bulletins dated November 8, 1999, April 26, 2001 and April 5, 2002, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The Company’s FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, gains (or losses) from sales of property, impairment of long-lived assets, extraordinary items and income/loss allocable to minority interest holders.  The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company’s statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.  In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO.  Growth in FFO will result from increases in revenue or decreases in related operating expenses.  Conversely, FFO will decline if revenues decline or related operating expenses increase.  FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties.  FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company’s financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions.

The following table sets forth, for the three and nine months ended September 30, 2002 and 2001, the calculation of funds from operations.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2002	2001	2002	2001

Net income (loss) allocable to common stockholders	$2,981	$(2,588)	$4,648	$(24,271)

Depreciation and amortization	5,417	5,474	16,724	17,274
Gain on sale of property	(979)	(285)	(2,253)	(1,893)
Impairment of long-lived assets	133	1,042	1,851	17,091
Adjustments allocable to minority interest	(32)	(44)	(108)	(240)
Extraordinary loss	—	—	—	340

Funds from operations – basic	7,520	3,599	20,862	8,301
Income (loss) allocable to minority interest	(6)	(19)	6	(182)
Adjustments allocable to minority interest	32	44	108	240

Fund from operations – diluted	$7,546	$3,624	$20,976	$8,359

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

The fair value of the Company’s investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest denominated instruments.  However, the Company’s investment portfolio of $5,949,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations.  The Company also has investments in fixed rate notes and mortgage loans receivable.  Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

An increase or decrease in interest rates and fees would affect interest costs relating to the Company’s variable rate debt.  Variable rate debt consists of Triple Net Lease Mortgage Certificates (the Certificates) and borrowings under the Credit Agreement with Bank of America.

At September 30, 2002, there was $170,295,000 of variable rate debt outstanding on the Certificates.  The Certificates bear interest at the 30 - day LIBOR plus 100.6 basis points.  The Company entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000 which was subsequently reduced to $30,000,000 during the fourth quarter of 2001 and further reduced to $15,000,000 during the second quarter of 2002.  The Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR under this swap agreement.

In conjunction with the offering of the Certificates, the Company has entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% expiring June 2004 on a notional amount of $25,000,000, an interest rate swap at a fixed rate of 1.9975% expiring February 2003 on a notional amount of $50,000,000, and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% expiring August 2006 on an original notional amount of $80,000,000, which has been amortized down to $71,774,000 as of September 30, 2002. These derivatives effectively lock in $25,000,000 at 3.426% (2.42% plus 1.006%) through June 2004, lock in $50,000,000 at 3.004% (1.9975% plus 1.006%) through February 2003, and lock in $71,774,000 as of September 30, 2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) through August 2006.

The Company may borrow funds under its $35,000,000 Credit Agreement with Bank of America at Prime plus 3.00%, at LIBOR plus 3.00% or a combination of the two.  As of September 30, 2002, borrowings outstanding under this agreement were $15,200,000.  Of the $15,200,000 of borrowings, $10,000,000 is a six month borrowing at 4.92% (1.92% plus 3.00%) and $5,200,000 is a 30 day borrowing at 4.80% (1.8% plus 3.00%).

Based on the Company’s variable rate debt and the derivatives designated as cash flow hedges against this debt, a 10.0% increase or decrease in interest rates would result in an annual increase or decrease in interest charges of approximately $44,000.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America.  This fixed to floating interest rate swap was on a $25,000,000 notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%. The Company designated this swap as a fair value hedge.  Accordingly, all changes in value of the derivative and hedged item are recorded in earnings.  This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002.  Proceeds from the termination of $1,105,000 were collected in October 2002.  The gain resulting from the termination of approximately $860,000 is being amortized over the term of the $111,000,000 seven year fixed rate senior unsecured notes payable that were being hedged, through May 1, 2005.

The Company has on occasion issued shares of common stock or OP Units in exchange for property, and has guaranteed a minimum value for those shares/units.  Should the market value of the common stock not reach the guaranteed value by a specified date (usually two or three years after issue), then the Company may be obligated to issue additional shares/units under the guarantee agreements. In August 2002, 131,915 OP Units with a guaranteed market price of $25.00 per unit were exchanged for 221,482 shares of common stock. At September 30, 2002 there were no OP Units outstanding.

Item 4.    Controls and Procedures

The Chief Executive Officer and Interim Chief Financial Officer of the Company (its principal executive officer and principal financial officer) has concluded, based on his evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

PART II.    OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Use of Proceeds

None

Item 3.	Defaults upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

a)	Exhibits

	1)	Exhibit 10.1 – First Amendment (dated September 2002) to Credit Agreement dated May 31, 2002
	2)	Exhibit 10.2 – September 2002 Revision to Temporary Waiver and Amendment (dated July 1, 2002) on Credit Agreement dated May 31, 2002
	3)	Exhibit 11.1 – Earnings per Share Computation
	4)	Exhibit 99.1 – Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002
	5)	Exhibit 99.2 – Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

A report on Form 8-K dated September 10, 2002 was filed with the Securities and Exchange Commission on September 17, 2002 reporting the issuance of updated consents by Deloitte & Touche LLP to Registration Statements No. 333-66371 and 333-68302.

A report on Form 8-K dated July 29, 2002 was filed with the Securities and Exchange Commission on August 7, 2002 reporting the issuance of two press releases related to the release of earnings for the 2nd Quarter 2002.  A press release on July 29, 2002 announced that the 2nd quarter press release issued on July 25, 2002 included an inaccuracy in cost of goods sold for retail operations due to an underaccrual for state fuel taxes that resulted from a change in fuel suppliers.  On July 30, 2002, the Company issued a press release with revised 2nd Quarter results.

A report on Form 8-K dated October 30, 2002 was filed with the Securities and Exchange Commission on November 5, 2002 reporting the issuance of a press release on October 30, 2002 announcing third quarter earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: November 14, 2002	By:	/s/ Robert J. Stetson
Robert J. Stetson
Chief Executive Officer
(Interim Principal Financial Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Robert J. Stetson, Chief Executive Officer of the registrant, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of U.S. Restaurant Properties, Inc.

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert J. Stetson
Robert J. Stetson
Chief Executive Officer

Dated: November 14, 2002

CERTIFICATION OF INTERIM CHIEF FINANCIAL OFFICER
PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Robert J. Stetson, Interim Chief Financial Officer of the registrant, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of U.S. Restaurant Properties, Inc.

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)             Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)            Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)             Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons fulfilling the equivalent function):

a)             All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize, and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)            Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert J. Stetson
Robert J. Stetson
Interim Chief Financial Officer

Dated: November 14, 2002

Index to Exhibits

Exhibit Number	Description

10.1	First Amendment (dated September 2002) to Credit Agreement dated May 31, 2002
10.2	September 2002 Revision to Temporary Waiver and Amendment (dated July 1, 2002) on Credit Agreement dated May 31, 2002
11.1	Earnings per Share Computation
99.1	Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002
99.2	Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002