Form 10-K
period 2002-12-31
U S RESTAURANT PROPERTIES INC
filed 2003-03-31
CIK 1032462

Use these links to rapidly review the document
U.S. Restaurant Properties, Inc.
Index to Financial Statements

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

        The aggregate market value of the common stock (based upon the closing price of the common stock on June 28, 2002, on the New York Stock Exchange) held by non-affiliates of the registrant was $247,149,421.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). days. Yes ☒    No ☐

        As of March 10, 2003, U.S. Restaurant Properties, Inc. had 19,847,689 shares of common stock $.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information in the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission related to the company's 2003 Annual Meeting of Stockholders is incorporated by reference in Part III hereof.

U.S. Restaurant Properties, Inc.

PART I

Item 1. Business.

General

        U.S. Restaurant Properties, Inc. (the "Company"), through its subsidiaries, including Fuel Supply, Inc. ("FSI"), is a fully integrated, self-administered real estate investment trust ("REIT"). The Company owns, manages and acquires restaurant, service station and other service retail properties. Also, beginning in 2001, the Company began operating various retail businesses on its properties in order to transition the operations from one tenant to another. At December 31, 2002, the Company's portfolio consisted of 816 properties (the "Properties"), located in 48 states and leased by approximately 287 tenants. In addition, the Company owned nine billboard properties, one office building and one fuel terminal facility, which the Company began utilizing in 2002 to store fuel sold at its Hawaii service stations. Substantially all of the Properties are leased by the Company on a triple net basis primarily to operators of fast food and casual dining chain restaurants affiliated with major brands such as Burger King®, Arby's®, Dairy Queen®, Hardee's®, Chili's®, Pizza Hut® and Schlotzsky's®, and regional franchises such as Grandy's® and Taco Cabana®, and to gasoline service station operators affiliated with major brands such as Shell® and Phillips 66®. Triple net ("Triple Net") leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance.

        The Company is a Maryland corporation that has made an election to be taxed as a REIT for federal income tax purposes for each calendar year commencing with its taxable year ended December 31, 1997. Both the Common Stock, par value $.001 per share ("Common Stock"), and the $1.93 Series A Cumulative Convertible Preferred Stock, par value $.001 per share ("Preferred Stock"), of the Company are traded on the New York Stock Exchange under the symbols "USV" and "USVpa", respectively. The principal executive offices of the Company are located at 12240 Inwood Road, Suite 300, Dallas, Texas 75244. The telephone number is (972) 387-1487. The Company website address is www.usrp.com.

History and Structure of the Company

        The Company's predecessor, U.S. Restaurant Properties Master L.P. ("USRP"), and U.S. Restaurant Properties Operating L.P. (the "Operating Partnership" or "OP") were formed in 1985 by Burger King Corporation ("BKC") and QSV Properties, Inc. ("QSV"), both of which were at the time wholly-owned subsidiaries of The Pillsbury Company. QSV acted as the general partner of USRP and the Operating Partnership. BKC was a special general partner of USRP until its withdrawal on November 30, 1994. USRP affected an initial public offering in 1986 and the proceeds therefrom were used to purchase the Company's initial portfolio of 128 properties from BKC. From 1986 through March 1995, the partnership agreement governing USRP limited the activities of the Company to managing the original portfolio of properties.

        In April 1995, QSV began implementing a number of new strategies intended to enhance the Company's growth. These strategies included USRP and the Operating Partnership, among other things, acquiring new properties, enhancing investment returns through merchant banking activities and developing new co-branded service centers on a selective basis and for a limited time. From April 1995 through December 2002, the Company increased the number of Properties owned or managed from 123 to 816, net of dispositions.

        On October 15, 1997, the Company affected the conversion of USRP into a self-administered REIT. The conversion was affected through the merger (the "Merger") of USRP Acquisition, L.P., a partnership subsidiary of the Company, with and into USRP. As a result of the Merger, USRP became a subsidiary of the Company and, at the effective time of the Merger, all holders of units of beneficial interest of USRP became stockholders of the Company. On October 16, 1997, the Common Stock commenced trading on the NYSE under the symbol "USV". In connection with the conversion, QSV withdrew as general partner of USRP and the Operating Partnership, effective October 15, 1997, and USRP Managing, Inc., a wholly-

owned subsidiary of the Company, was substituted as the general partner for USRP and the Operating Partnership. In exchange for its interests in USRP and the Operating Partnership and the termination of its management contract, QSV received 126,582 shares of Common Stock and 1,148,418 units of beneficial interest in the Operating Partnership ("Operating Partnership Units" or "OP Units"), which were exchangeable at any time for shares of Common Stock on a one-for-one basis, and the right to receive up to 825,000 additional Operating Partnership Units or shares of Common Stock based on the net volume of property transactions over the period commencing October 1997 and ending December 29, 2000. The calculation was based upon what QSV would have received under its prior management contract with USRP for management of USRP's acquisition, development, and sales activity. As of December 29, 2000, all of the 825,000 contingent shares of Common Stock had been earned and issued.

        Additionally, effective December 29, 2000, the Company and QSV entered into a merger agreement pursuant to which QSV merged into the Company and the stockholders of QSV were issued 2,554,998 shares of Common Stock. The principal assets of QSV at the time of the merger were 1,148,418 Operating Partnership Units of the Operating Partnership and 1,406,582 shares (inclusive of the 825,000 shares discussed above) of Common Stock of the Company.

        Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company and LSF3 Investments II, LLC, a Delaware limited liability company (the "Lone Star Holders")) owned approximately 19% of the outstanding Common Stock as of December 31, 2002.

Diversification

        The Company conducts its operations in a manner intended to enhance the predictability and sustainability of its cash flows by diversifying its portfolio by geographic location and number of tenants. The Company believes that geographic diversification moderates the effects of downturns in regional and local economies on the Company's financial position. The Properties are further diversified by the number of tenants. At December 31, 2002, no single tenant accounted for more than 10% of the Company's real estate revenues, and the ten largest tenants combined accounted for 29% of the Company's real estate revenues.

Leases with Restaurant and Service Station Operators

        Typically, the Company acquires a property that has been operated as a fast food or casual dining restaurant and that is subject to a lease with a remaining term of five to 20 years and a co-terminus franchise agreement. Substantially all of the Company's existing leases are Triple Net. The Triple Net lease structure is designed to provide the Company with a consistent stream of income without the obligation to reinvest in the Property. In addition to the base rent, approximately 45% of the Company's leases provide for rental payments equal to a percentage of the Property's sales in excess of a threshold amount ("percent rent"). For the twelve months ended December 31, 2002, percent rent represented approximately 6% of total rental revenues. The ratio of percent rent to total rental revenues will continue to decline in the coming years as the Company's current policy is to exclude this provision from any new lease contracts or renewals of current leases and instead increase the base rent rates.

        The Company has implemented an early renewal program in which the Company offers remodeling grants to tenants in consideration for renewing and restructuring leases. In 2002, the Company paid $592,000 for remodeling costs under this program. The Company considers these remodeling grants to be prudent given the resulting increased sales at the remodeled restaurants and the reduced risk and potential cost associated with re-leasing the site to a new operator or concept.

        The Company generally acquires properties from third-party lessors or from operators in sale/leaseback transactions in which the operator sells the property to the Company and then enters into a long-term lease (typically 20 years) with the Company for the property. A sale/leaseback transaction is attractive to the operator because it allows the operator to realize the value of the real estate while retaining occupancy for the long-term. A sale/leaseback transaction may also provide specific accounting, earnings and market value benefits to the selling operator. These transactions are beneficial to the Company in that they allow the Company to acquire a valuable property at a favorable price with the added benefit of the property being operated and maintained by a known tenant with expertise and a proven track record of success.

        The following table sets forth information regarding lease expirations, excluding lease extension options, for the Properties. Lease extensions are typically at the option of the tenant and are normally for a term of five years. Historically, the Company's lease renewal rate has been approximately 80%.

Lease Expiration Schedule

Year	Number of Leases Expiring	Percent of Total
2003	40	4.90%
2004	28	3.43%
2005	29	3.55%
2006	19	2.33%
2007	30	3.68%
2008	13	1.59%
2009	14	1.71%
2010	20	2.45%
2011	14	1.71%
2012	18	2.21%
2013	31	3.80%
2014	20	2.45%
2015	6	0.74%
2016	73	8.95%
2017	98	12.01%
2018	92	11.27%
2019	55	6.74%
2020	63	7.72%
2021	9	1.10%
2022	8	0.98%
2023	53	6.50%
2024	3	0.37%
2025	1	0.12%
Land	2	0.25%
FSI Operated Properties	15	1.84%
Unleased Properties	62	7.60%

	816	100.00%

Summary of Leased Properties

        As of December 31, 2002, over 90% of the properties were leased pursuant to leases with average remaining lease terms (excluding renewal options) in excess of 12 years. As of February 28, 2003 over 82% of the properties were leased, a decline of approximately 8% from December 31, 2002. This decline in leased properties is primarily due to the Company's agreement to an early lease termination in February 2003 for a fee of $3,400,000 with the tenant of 51 Fina gas stations. See "Retail Operations" below for further information. Although the Company is now operating 25 of these properties, the remaining 26 properties are vacant. (See Liquidity and Capital Resources in Item 7. below for more information).

Ownership of Real Estate Interests

        Of the 816 Properties included in the Company's portfolio as of December 31, 2002, the Company (i) owned the land and building in fee simple or owned the land with the tenant owning the building on a total of 721 Properties (the "Fee Properties"), and (ii) leased the land, the building or both from a third-party lessor on 95 of such Properties (the "Leasehold Properties"). Of the 95 Leasehold Properties, 19 are Properties on which the Company leases from a third party the underlying land, the building and the other improvements thereon (the "Primary Leases") and then subleases the property to the operator. Under the terms of the remaining 76 Leasehold Properties (the "Ground Leases"), the Company leases the underlying land from a third party and owns the building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The terms of the Primary Leases and Ground Leases expire from one to 17 years.

        The terms and conditions of each Primary Lease and Ground Lease vary substantially. Such leases, however, have certain provisions in common, including that: (i) the initial term is 20 years or fewer, (ii) the rentals payable are stated amounts that may escalate over the terms of the Primary Leases and Ground Leases (and/or during renewal terms), but normally are not based upon a percentage of sales of the operations thereon, and (iii) the Company is required to pay all taxes and operating, maintenance and insurance expenses for the Leasehold Properties. In addition, under substantially all of the leases, the Company may renew the term one or more times at its option (although the provisions governing any such renewal vary significantly and some renewal options are at a fixed rental amount while others are at fair rental value at the time of renewal). Several Primary Leases and Ground Leases also give the owner the right to require the Company, upon the termination or expiration thereof, to remove all improvements situated on the Property.

        Although the Company, as lessee under each Primary Lease and Ground Lease, generally has the right to freely assign or sublet all of its rights and interest thereunder, the Company is not permitted to assign or sublet any of its rights or interests under certain of the Primary Leases and certain of the Ground Leases without obtaining the lessor's consent or satisfying certain other conditions. In addition, 31 of the Primary Leases or Ground Leases require the Company to use such Leasehold Properties only for the purpose of operating a Burger King® restaurant. In any event, no transfer will release the Company from any of its obligations under any Primary Lease or Ground Lease, including the obligation to pay rent.

Retail Operations

        The Company formed FSI in 2001 to operate some of its Properties during a transition from one tenant to another. FSI operates gas stations, car washes and restaurants and derives its revenues from the sale of gasoline, car washes, food and convenience store inventory. As of December 31, 2001, FSI was operating 10 properties and selling fuel only to 23 other gas stations. As of December 31, 2002, FSI was operating 15 properties and selling fuel only to 15 other gas stations. In 2003, the Company entered into an early lease termination agreement for a fee of $3,400,000 with the tenant of 51 Fina gas stations. The Company has chosen to operate 25 of these stations and intends to re-tenant or sell the remaining 26 gas stations. While it is the intent of the Company to re-tenant the properties in FSI as quickly as possible, the exact timing cannot be predicted and will vary for each property.

Use and Other Restrictions on the Operation and Transfer of Burger King Restaurant Properties

        The Company was originally formed for the purpose of acquiring all BKC's interest in the original property portfolio and leasing or subleasing them to BKC franchisees under the leases/subleases. Accordingly, the limited partnership agreement of the Operating Partnership (the "Operating Partnership Agreement") contains provisions that state, except as expressly permitted by BKC, that the Company may not use such properties for any purpose other than to operate a Burger King restaurant during the term of the lease. In addition, the Operating Partnership Agreement: (i) requires the Company, in specific circumstances, to renew or extend a lease/sublease and enter into a new lease with another franchisee of BKC, to approve an assignment of a lease/sublease, to permit BKC to assume a lease/sublease at any time and to renew a Primary Lease, and (ii) imposes restrictions and limitations upon the Company's ability to sell, lease or otherwise transfer any interest in these properties. The Operating Partnership Agreement requires the Company to provide BKC notice of default under a lease/sublease and an opportunity to cure such default prior to taking any remedial action. The Operating Partnership Agreement also requires the Company under specific circumstances to provide tenants with assistance with remodeling costs. The terms imposed on the Company by the Operating Partnership Agreement may be less favorable than those imposed upon other lessors of Burger King restaurants.

Operating Segments

        Effective in 2001, with the formation of FSI and the commencement of retail operations, the Company began operating in two segments, real estate and retail. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated by the chief operating decision-makers, principally the executive officers of the Company, in deciding how to allocate resources and in assessing performance.

        Real Estate.    Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its real estate revenues primarily from rental income received on its 816 restaurant and service station properties located throughout 48 states.

        Retail.    FSI began retail operations in 2001. The Company anticipates maintaining this retail operating capability to facilitate the transition of operations of any of its properties from one tenant to another. In January 2002, FSI commenced utilizing a fuel terminal in Hawaii to store fuel sold at its Hawaii service stations. At December 31, 2002, FSI had operations at 11 service stations, three restaurants, and one car wash and sold fuel to 15 additional service stations. Revenues from this segment are generated from the gasoline, car wash, food and convenience store sales at these 30 locations.

Employees and Management

        On February 28, 2003, the Company had approximately 181 employees, including 138 employees associated with the Company's retail operations and 43 associated with real estate activities. The Company believes that relations with its employees are good.

Competition

        The Company believes that it competes with numerous other publicly-owned entities, some of which invest a portion of their assets and efforts in acquiring, owning and managing chain restaurant properties and a number of which have financial and personnel resources greater than those of the Company. The Company also competes with numerous private firms and individuals for the acquisition of restaurant, service station and other service retail properties. In addition, there are other publicly owned entities that are dedicated to acquiring, owning and managing Triple Net lease properties. The majority of chain restaurant properties are owned by restaurant operators and real estate investors. Management believes, based on its industry knowledge and experience, that this fragmented market provides the Company with opportunities to make strategic acquisitions.

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

Regulations

        The Company, through its ownership of interests in and management of real estate, is subject to various environmental, health, land-use and other regulations by federal, state and local governments that affect the development and regulation of restaurant and service station properties. The Company's leases impose the primary obligation for regulatory compliance on the operators of the Properties.

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

        In connection with the Company's acquisition of a new property, a Phase I environmental assessment is obtained. A Phase I environmental assessment involves researching historical uses of a property, analyzing databases containing registered underground storage tanks and other matters, including an on-site inspection to determine whether an environmental issue exists with respect to the property, which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II assessment, which may include soil testing, ground water monitoring or borings to locate underground storage tanks, may be ordered for further evaluation. Depending on the nature of the potential issue and the results of any Phase II assessment, the transaction may be terminated or the acquisition may be consummated in conjunction with actions taken to lessen any environmentally-related financial or legal risk. The Company requires its tenants to maintain environmental insurance as required by Environmental Laws and to the extent it is available in the state where the property is located, in an amount of at least $1,000,000 per occurrence. This insurance is for remediation of any hazardous materials contamination at the property, the repair of any related property damage, and compensation of any related personal injuries.

        American With Disabilities Act ("ADA").    Under the ADA, all public accommodations, including restaurants, are required to meet certain federal requirements relating to physical access and use by disabled persons. A determination that the Company or one of its properties is not in compliance with the ADA could result in the imposition of fines, injunctive relief, damages or attorney's fees. The Company's leases typically contemplate that compliance with the ADA is the responsibility of the operator. The Company from time-to-time is a party to litigation or administrative proceedings with respect to claims of violations of the ADA. However, the Company does not anticipate any such action or proceeding would have a material adverse effect upon the Company.

        Land-use, Fire and Safety Regulations.    In addition, the Company and its restaurant operators are required to operate the Properties in compliance with various laws, land-use regulations, fire and safety regulations and building codes as may be applicable or later adopted by the governmental body or agency having jurisdiction over the location of the Property or the matter being regulated. The Company's leases typically contemplate that compliance with land-use, fire and safety regulations is the responsibility of the operator. The Company does not believe that the cost of compliance with such regulations and laws would have a material adverse effect upon the Company.

        Health Regulations.    The restaurant industry is regulated by a variety of state and local departments and agencies concerned with the health and safety of restaurant customers. These regulations vary by restaurant location and type. The Company's leases require the restaurant operator to comply with all health regulation and inspections and require that the restaurant operator obtain insurance to cover liability for violation of such regulations or the interruption of business due to closure caused by failure to comply with such regulations. The Company is not currently a party to any litigation or administrative proceeding with respect to the compliance with health regulations of any Property it finances, and does not anticipate any such action or proceeding would have a material adverse effect upon the Company.

        Insurance.    The Company requires its lessees to maintain adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles. The Company also requires that it be named as an additional insured under such policies. Certain types and amounts of insurance are required to be carried by each operator under the leases with the Company, and the Company actively monitors tenant compliance with this requirement. The Company intends to require lessees of subsequently acquired Properties to obtain similar insurance coverage. There are, however, certain types of losses generally of a catastrophic nature, such as earthquakes and floods, that may be either uninsurable or not economically insurable, as to which the Properties may be at risk depending on whether such events occur with any frequency in a Property's location. An uninsured loss could result in a loss to the Company of both its capital investment and anticipated profits from the affected Property. In addition, because of coverage limits and deductibles, insurance coverage in the event of a substantial loss may not be sufficient to pay the full current market value or current replacement cost of the Company's investment. Inflation, changes in building codes and ordinances, environmental considerations and other factors also might make using insurance proceeds to replace a facility after it has been damaged or destroyed infeasible. Under such circumstances, the insurance proceeds received by the Company might be inadequate to restore its economic position with respect to such Property. When a Property becomes vacant, the Company's policy is to carry only general liability insurance on such Property.

Risks Associated with Forward-Looking Statements included in this Form 10-K

        This Form 10-K contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934, which are intended to be covered by the safe harbors created thereby. These statements, particularly those contained under the caption of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Future Outlook," include the plans and objectives of management for future operations, including plans and objectives relating to property acquisitions and dispositions. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties, including without limitation the risks described below under "Factors Affecting the Company's Business and Prospects." Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could be inaccurate, and therefore, there can be no assurance that the forward-looking statements included in this Form 10-K will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

        —    governmental regulations;

        —    interest rate levels;

        —    the availability of financing;

        —    potential liability under, and changes in, environmental, zoning and other laws;

        —    the perceptions of prospective tenants of the safety, convenience and attractiveness of the Properties;

        —    the ability of the Company to collect on a timely basis all rents from tenants;

        —    the expense of periodically renovating, repairing and reletting space; and

        —    civil unrest, acts of God (which may result in uninsured losses), acts of war and other factors beyond the Company's control.

        Reliance on Burger King® and other Major Brands.    Of the total Properties as of December 31, 2002, 172, or 21% are occupied by operators of Burger King® restaurants. In addition, the Company may acquire additional Burger King® properties. Further, significant franchise brands account for approximately 58% of the remaining Properties. As a result, the Company is subject to the risks inherent in investments concentrated in a single franchise brand, such as a reduction in business following adverse publicity related to the brand. Also, if the Burger King® restaurant chain (and its franchisees) or another major chain (and its franchisees) were to suffer a system-wide decrease in sales, the ability of franchisees to pay rent (including percent rent) to the Company might be adversely affected.

        Failure to Renew Leases and Franchise Agreements.    The Properties are leased to restaurant and other franchise operators pursuant to leases with remaining terms varying from one to twenty-three years at December 31, 2002 and an average remaining term of 12 years. No assurance can be given that such leases will be renewed at the end of the lease terms or that the Company will be able to renegotiate terms which are acceptable to the Company.

        Expiring Leases.    The Company's inability to renew or re-lease space upon expiration of its expiring leases could adversely affect the Company's cash available for distributions. In that regard, during 2003 and 2004, leases on 68 properties are scheduled to expire, of which 23 are Burger King® restaurants.

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

Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated, and may impose remedial or compliance costs. In the event any such matters should occur, the costs of defending against claims of liability or remediating contaminated property and the cost of complying with environmental laws could materially adversely affect the Company's results of operations and financial condition. The Company has no environmental issues pending at this time.

        Competition for Acquisitions Exist for the Company.    Numerous entities and individuals compete with the Company to acquire Triple Net leased restaurant properties, including entities which have substantially greater financial resources than the Company. These entities and individuals may be able to accept more risk than the Company is willing to undertake. Competition generally may reduce the number of suitable investment opportunities available to the Company and may increase the bargaining power of property owners seeking to sell. There can be no assurance that the Company will find attractive Triple Net leased properties or sale/leaseback transactions in the future.

        Competition Exists for Tenants of the Company's Properties.    The restaurants operated on the Properties are subject to significant competition (including competition from other national and regional fast food restaurant chains), including other Burger King® restaurants, local restaurants, restaurants owned by BKC or affiliated entities, national and regional restaurant chains that do not specialize in fast food but appeal to many of the same customers and other competitors such as convenience stores and supermarkets that sell prepared and ready-to-eat foods. The success of the Company depends, in part, on the ability of the restaurants operated on the Properties to compete successfully with such businesses.

Risks of Adverse Effect on the Company from Debt Servicing, Increases in Interest Rates, Financial Covenants and Absence of Limitations on Debt

        Debt Financing.    The Company is subject to risks normally associated with debt financing, including the risk (a) that the Company's cash flow will be insufficient to meet required payments of principal and interest, (b) that the Company's financial situation may restrict its ability to comply with the customary financial and other covenants, (c) that existing indebtedness on the Properties will not be able to be refinanced or (d) that the terms of such refinancings will not be as favorable as the terms of the existing indebtedness. While management believes they will be successful in obtaining new financing as required, there can be no assurance that the Company will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. The Company has an aggregate of $81,106,000 of debt maturities due in 2003. See Item 7. below for information on how the Company intends to meet these obligations.

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

Risk of Inability to Sustain Distribution Level

        The Company's current intended distribution level is based on a number of assumptions, including assumptions relating to the future operations of the Company. These assumptions concern, among other matters, continued property occupancy and profitability of tenants, capital expenditures and other costs relating to the Properties, the level of leasing activity, the strength of real estate markets, competition, the cost of environmental compliance and compliance with other laws, the amount of uninsured losses, and decisions by the Company to reinvest rather than distribute cash available for distribution. The Company currently expects to maintain its current distribution level. However, some of the assumptions described above are beyond the control of the Company, and a significant change in any of such assumptions could cause a reduction in cash available for distributions, which could affect the Company's ability to sustain its distribution level.

Influence of Significant Stockholders

        Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (the "Lone Star Holders")) owned approximately 19% of the outstanding Common Stock of the Company as of December 31, 2002. As long as the Lone Star Holders collectively hold a significant percentage of the outstanding Common Stock, the Lone Star Holders could exert substantial influence over the affairs of the Company.

Certain Antitakeover Provisions; Ownership Limits

        Charter Provisions.    Certain provisions of the articles of incorporation ("the articles") of the Company may have the effect of discouraging a third party from making an acquisition proposal for the Company and may thereby inhibit a change in control of the Company under circumstances that could give the holders of shares of Common Stock the opportunity to realize a premium over the then-prevailing market prices. Furthermore, the ability of the stockholders to effect a change in management control of the Company would be substantially impeded by such antitakeover provisions. Moreover, in order for the Company to maintain its qualification as a REIT, not more than 50% in value of its outstanding shares of capital stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code ("the Code") to include certain entities). For the purpose of preserving the Company's REIT qualification, the Articles prohibit ownership either directly or under the applicable attribution rules of the Code of more than 8.75% of the shares of Common Stock by any stockholder, subject to certain exceptions. Such ownership limit may have the effect of preventing an acquisition of control of the Company without the approval of the Board of Directors.

        Preferred Stock.    The articles authorize the Board to issue up to 50 million shares of Preferred Stock and to establish the preferences and rights of any such shares issued. The issuance of preferred stock could have the effect of delaying or preventing a change in control of the Company even if a change in control were in the stockholders' best interest.

        Exemptions for Certain Persons from the Maryland Business Combination Law.    Under the Maryland General Corporation Law (the "MGCL"), certain business combinations between a Maryland corporation and a 10% beneficial stockholder ("Interested Stockholder") are prohibited for five years after the most recent date on which the Interested Stockholder became an Interested Stockholder ("Qualification Date"), unless a corporation's board of directors approved such a combination prior to the Qualification Date. The Bylaws of the Company contain a provision exempting from these provisions of the MGCL any business combinations involving the Lone Star Holders (or its affiliates) or any person acting in concert as a group with any of the foregoing persons.

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

        Restrictions on Transfer.    The ownership limit provided in the articles may restrict the transfer of Common Stock or Preferred Stock. For example, if any purported transfer of Common Stock or Preferred Stock would (a) result in any person owning, directly or indirectly, Common Stock in excess of 8.75% of the number of outstanding shares of Common Stock (except for the Lone Star Holders which initially may own no more than 40.0% of the number of such outstanding shares) or (b) 9.8% of the number of outstanding shares of Preferred Stock of any series of Preferred Stock, (c) result in the Common Stock and Preferred Stock being owned by fewer than 100 persons, (d) result in the Company being "closely held" (as defined in the Code), or (e) cause the Company to own, directly or constructively, 10% or more of the ownership interests in a tenant of the Company's real property, the Common Stock or Preferred Stock will be designated as "Excess Stock" and transferred automatically to a trust effective on the day before the purported transfer of such Common Stock or Preferred Stock.

Share Prices May Be Affected By Market Interest Rates

        One of the factors that influences the market price of the shares of Common Stock in public markets is the annual yield on the price paid for shares of Common Stock from distributions by the Company. An increase in market interest rates may lead prospective purchasers of the Common Stock to demand a higher annual yield from future distributions. If the Company is unable to increase its dividends to meet such an increase in the required distribution yield, the market price of Common Stock may be adversely affected.

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

Item 2. Properties.

General

        The Company owns, manages and acquires restaurant, service station and other service retail sites that it typically leases on a Triple Net basis primarily to operators of fast food, casual dining chain restaurants and gasoline service stations affiliated with national brands such as Burger King®, Arby's®, Dairy Queen®, Hardee's®, Chili's®, Pizza Hut®, Shell®, Phillips 66® and Schlotzsky's®, and regional brands such as Grandy's® and Taco Cabana®. Management believes that the long-term, Triple Net structure of its leases results in a more predictable and sustainable income stream than other forms of real estate investments.

Properties

        As of December 31, 2002, the Company owned 816 business properties, including 172 Burger King® Properties, 66 Arby's® Properties, 44 Fina® Properties, 37 Captain D's® Properties, 35 Dairy Queen® Properties, 27 Gant® Properties, 27 Grandy's® Properties and 27 Schlotzsky's® Properties. The Properties are located in 48 states, with no state, except Texas (30.76%), accounting for greater than 7% of the Properties. Of the 816 Properties, over 90% were leased on a Triple Net basis as of December 31, 2002.

        The following table contains information by state regarding the Properties owned by the Company as of December 31, 2002.

Location by State	Number of Properties	Percent of Total
Texas	251	30.76%
North Carolina	55	6.74%
Georgia	43	5.27%
Illinois	32	3.92%
New York	32	3.92%
Michigan	28	3.43%
Oklahoma	26	3.19%
Tennessee	25	3.07%
California	24	2.94%
Florida	24	2.94%
Arizona	23	2.82%
Hawaii	20	2.45%
Pennsylvania	17	2.08%
Iowa	15	1.84%
Alabama	13	1.59%
Indiana	13	1.59%
Minnesota	13	1.59%
South Carolina	13	1.59%
Kentucky	12	1.47%
Louisiana	12	1.47%
Maryland	12	1.47%
Other states (less than twelve properties)	113	13.86%

	816	100.00%

        The Company intends to continue to strategically acquire properties affiliated with major national brands such as Burger King®, Arby's®, Wendy's®, and Chili's®, and regional brands such as Grandy's® and Taco Cabana®, operated by competent, financially-stable multi-unit restaurant operators. The Company believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company believes its income stream is further protected through the increasing diversification of the Properties by brand affiliation. Since April 1995, the Company has significantly expanded its number of brand affiliations. Of the 693 Properties (net of dispositions) acquired since April 1995, only 49 were Burger King® restaurants and the balance were affiliated with other national and regional chain restaurants and service stations.

        The following table contains information by brand regarding the Properties owned by the Company as of December 31, 2002.

Brand Name	Number of Properties	Percent of Total
Burger King®	172	21.08%
Arby's®	66	8.09%
Fina®	44	5.39%
Captain D's®	37	4.53%
Dairy Queen®	35	4.29%
Gant®	27	3.31%
Grandy's®	27	3.31%
Schlotzsky's®	27	3.31%
El Chico®	21	2.57%
Popeye's®	20	2.45%
Shoney's®	19	2.33%
Kettle®	18	2.21%
Phillips 66®	18	2.21%
Pizza Hut®	16	1.96%
Hardee's®	14	1.72%
Bruegger's Bagels®	13	1.59%
Spaghetti Warehouse®	13	1.59%
Applebee's®	12	1.47%
Others (less than twelve Properties)	217	26.59%

Total Properties	816	100.00%

        As of December 31, 2002, the Company owned 44 Fina gas stations. In February 2003, the Company entered into an early lease termination agreement with the tenant and thereby took back the 44 Finas owned and assumed the lease on 7 additional Finas of which the Company leased the land and buildings. In February 2003, the Company began operating 25 of these Fina service stations and 26 service stations became vacant. See discussion in "Retail Operations" above.

Item 3. Legal Proceedings.

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

        During 2001, the Company was notified that one of its tenants, Gant Acquisition LLC ("Gant") had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the "Bankruptcy Code"). Gant, which leases 27 service stations in North Carolina, filed on May 21, 2001.

        During 2002, the Company was notified that one of its tenants, Ameriking Tennessee Corporation ("Amerking") had filed for protection under Chapter 11 of the Bankruptcy Code. Ameriking leases 12 Burger King properties from the Company.

        In 2002, the Company was notified that Sybra, Inc. ("Sybra") had filed for protection under Chapter 11 of the Bankruptcy Code. Sybra, the lessee of 59 of the Company's Arby's restaurants and the Company's largest tenant, was acquired by Triarc Companies Inc. ("Triarc") in December 2002.

        In 2003, the Company filed a lawsuit against Alon USA, L.P. ("Alon"). Alon is the original owner of the 51 Fina service stations that the Company took back through release of the tenant from its lease with the Company for an agreed upon early lease termination fee of $3,400,000. Alon has counter-claimed against the Company, asserting that these gas stations must be continuously operated selling Fina branded gasoline pursuant to a Branding Assurance Agreement it entered into with the Company. The Company disputes this position and has not reopened several of the stations, has sold one station and contemplates selling other stations for possible uses other than as Fina branded gasoline stations. If Alon's position is upheld, the Company's ability to sell or lease these gas stations could be impaired and the Company could be liable for damages. It is not possible to predict the outcome of the litigation or to estimate the possibility of damages at this time.

        The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business. For information on the financial impact on the Company from the tenant bankruptcies described above, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations, Liquidity and Capital Resources, Status of Financially Troubled Tenants."

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to stockholders in the quarter ended December 31, 2002.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock is traded on the New York Stock Exchange under the symbol "USV". The high and low sales prices of the shares and the dividends and distributions declared during 2001 and 2002 are set forth below:

	Market Price
			Dividends Declared	Dividends Paid
	High	Low
2001
First Quarter	$11.39	$8.70	$0.33	$0.33
Second Quarter	14.31	10.04	0.44	0.33
Third Quarter	14.44	11.22	0.33	0.33
Fourth Quarter	14.64	12.12	0.33	0.33

			$1.43	$1.32

2002
First Quarter	$14.68	$10.51	$0.22	$0.33
Second Quarter	16.70	13.50	0.33	0.33
Third Quarter	16.30	12.34	0.33	0.33
Fourth Quarter	14.52	12.00	0.33	0.33

			$1.21	$1.32

        As of February 28, 2003, the Company's Common Stock was held by 1,363 stockholders of record. On July 14, 2000, the Company announced a new Common Stock dividend plan, which changed dividends declared and paid on Common Stock and Operating Partnership Units from a quarterly basis to a monthly basis beginning August 15, 2000. During the second quarter of 2001, the Company changed its declaration date of the Common Stock dividends from the 1st of every month to the last working day of the previous month. Therefore, the second quarter of 2001 reflects the fact that four monthly dividends were declared. During the first quarter of 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first working day of the current period. For the year ended December 31, 2002, the Company paid twelve Common Stock dividends and declared eleven. As a REIT, the Company is required to distribute 90% of taxable income to shareholders in the form of dividends. Of the $1.21 of Common Stock dividends declared in 2002, $0.38 or 31.03% represented return of capital, $0.66 or 55.18% represented an ordinary dividend, $0.09 or 7.22% represented a long term capital gain and $0.08 or 6.57% represented an unrecaptured section 1250 capital gain.

Item 6. Selected Financial Data.

        The following information should be read in conjunction with the Company's consolidated financial statements and notes thereto.

	Years ended December 31,
	1998	1999	2000	2001	2002
	In thousands, (except per share and property data)
Statement of Operations:
Revenues:
Rental income(1)	$52,322	$71,910	$73,778	$68,738	$67,813
Interest income	2,854	6,747	5,488	5,350	3,974
Amortization of unearned income on direct financing leases	1,174	868	577	309	280

Total revenues	56,350	79,525	79,843	74,397	72,067
Expenses:
Property(2)	2,937	3,975	5,021	4,938	5,001
Depreciation and amortization	15,055	22,664	23,957	21,413	22,005
General and administrative	4,002	8,181	9,228	8,671	8,396
Provision for doubtful accounts	570	10,873	8,860	4,727	(1,661)
Interest expense	16,113	28,362	29,481	24,156	17,343
Amortization of loan origination fees	576	1,048	1,225	5,232	2,018
Derivative settlement payments	—	—	—	2,065	3,441
Termination of management contract	12,047	(239)	(3,713)	—	—
Equity in net loss (income) of affiliates	317	(13)	—	—	—
Fair value adjustment for interest rate swap	—	—	—	2,602	(522)
Impairment of long-lived assets	127	5,000	5,120	16,274	1,182

Total expenses	51,744	79,851	79,179	90,078	57,203
Retail Operations
Operating revenue	—	—	—	14,520	39,622
Operating general and administrative expenses	—	—	—	(1,643)	(5,667)
Depreciation and amortization	—	—	—	(4)	(56)
Cost of sales	—	—	—	(12,726)	(33,276)

Income from retail operations	—	—	—	147	623
Gain (loss) on sale of property	403	(165)	2,725	3,607	—

Income (loss) from continuing operations before minority interest and extraordinary item	5,009	(491)	3,389	(11,927)	15,487
Minority interest in operating partnership	58	(567)	(4,139)	(4,485)	(4,681)
Income (loss) from discontinued operations(3)	1,040	1,848	705	(1,256)	3,488
Loss on early extinguishment of debt	(190)	—	—	(944)	(26)

Net income (loss)	$5,917	$790	$(45)	$(18,612)	$14,268

Net income (loss) allocable to common shareholders	$(1,185)	$(6,312)	$(7,147)	$(25,714)	$7,166
Weighted average shares outstanding:
Basic	13,325	14,863	15,404	17,999	19,660
Diluted	13,325	14,863	15,404	17,999	19,762
Income (loss) per share:
Basic and diluted	$(0.09)	$(0.42)	$(0.46)	$(1.43)	$0.36
Dividends declared per share	$1.57	$1.82	$1.12	$1.43	$1.21
Balance Sheet Data:
Total assets	$604,169	$702,077	$625,023	$577,508	$579,077
Line of credit and long-term debt	342,112	396,108	356,680	337,119	353,374
Capitalized lease obligations	63	17	16	—	—
Minority interest	29,567	81,685	54,733	54,337	52,845
Stockholders' equity	209,775	194,164	190,325	156,600	146,247
Other Data:
Cash flows from operating activities	38,238	48,116	32,647	32,878	35,089
Cash flows from investing activities	(243,724)	(113,198)	41,003	18,654	(20,434)
Cash flows from financing activities	206,239	72,920	(77,836)	(46,695)	(20,609)
Number of Properties	833	912	850	811	816

(1)
Reflects the reclassification in prior years of amounts previously reported as a reduction of rent income to property expense for those properties with leases that require the operator to be responsible for the payment of ground rents. The reclassification occurred due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred."
(2)
Reflects the reclassification in prior years of property expense amounts previously reported as general and administrative expense.
(3)
Reflects the reclassification in prior years of the operating results associated with the 46 properties sold or disposed subsequent to January 1, 2002, previously reported in continuing operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Nature of Business

        The Company is a non-taxed financial services and real estate company dedicated to acquiring, managing, and financing branded chain restaurant properties (such as Burger King®, Arby's®, Chili's®, Pizza Hut®) and other service retail properties.

        The Company derives its revenue primarily from the leasing of its Properties (restaurants and service stations) to operators on a Triple Net basis. Triple Net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable. Approximately 45% of the Company's leases provide for base rent plus a percentage of the tenant's sales in excess of a contractual threshold. As a result, portions of the Company's revenues are a function of the number of Properties in operation and their level of tenant's sales. Tenant's sales at individual Properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy. In some cases, the Company's Triple Net leases are guaranteed by third parties such as Burger King Corporation. Therefore, the Company's revenue is dependent to a certain degree on the financial health of these third party guarantors. Another significant source of revenue for the Company is its retail operations which began in 2001. The Company operates various service stations, restaurants and car washes in order to transition the operations of these properties from one tenant to another.

Company Strategies

Growth Strategy

        The Company seeks to maximize sustainable growth in Funds From Operations ("FFO") through effective management, operation and acquisition of restaurant properties. We believe we can achieve this goal of increasing FFO per share by (1) acquiring high quality restaurant properties at attractive returns; (2) re-leasing space at increased rental rates as leases expire and when market conditions warrant; and (3) actively managing our portfolio, including periodically re-evaluating all assets for strategic disposition or repositioning.

Strategic Direction

        Management has determined that, in order to optimize the Company's financial results, the focus of operations should be on the ownership of restaurant properties. The objective is for the Company to become the premier restaurant property REIT. The intention is to achieve this objective through an assertive approach to asset management and a creative acquisition strategy targeting both small groups of properties and consolidated property portfolios.

        The Company's asset management capabilities are evidenced by the fact that the lease renewal rate has historically been approximately 80% and in 2002 the net book value of properties disposed of totaled approximately $22,400,000. Asset management's capabilities have been expanded and improved through the establishment of our operating subsidiary, FSI, which focuses exclusively on operating properties that we have reacquired from lessees, in order to provide an orderly transition from one tenant to another. Our acquisition strategy is dual faceted with emphasis being placed both on single properties or small portfolio acquisitions and on "merchant banking" opportunities pursuant to which large consolidated portfolios or entire businesses with high concentrations of real estate are acquired and then broken into parts with the real estate being retained and the operations being leased to independent third parties. The Company intends to maintain brand diversity, with no single restaurant brand exceeding 22% of the portfolio. The Company's proven ability to assist property owners in the "refinancing" of their assets, meaning the transition from company ownership of the restaurant operations to franchisee ownership, makes the Company an attractive real estate buyer.

        In determining to refocus business operations on the core competency of restaurant property, management is taking steps to reduce the Company's ownership of service stations and convenience stores. The goal is to have the number of gas stations owned by the Company reduced to less than 10% of the Properties. This goal will be achieved through the orderly disposition of a number of these Properties in the near future, as market conditions allow. Additionally, other than the occasional acquisition of notes from Captain D's, which are used by the Company as acquisition currency, the Company has ceased actively pursuing investments in the securities of third party property owners.

Acquisition Strategy

        The Company's primary acquisition strategy is to identify and acquire high quality restaurant properties. Returns on acquisitions have been maximized as a result of the following Company strengths: (1) expertise in evaluating and capitalizing on the real estate needs of chain restaurant tenants; (2) the ability to identify and acquire financially attractive restaurant properties operated by major national and regional restaurant brands; and (3) expertise in identifying and evaluating restaurant operators. Extensive personal and business relationships that management has developed over time within the real estate and chain restaurant industries are beneficial in identifying prospective acquisition opportunities and in consummating favorable acquisitions prior to the active marketing of the subject properties.

        Critical evaluation of prospective property acquisitions is an essential component of the Company's acquisition strategy. When evaluating acquisition opportunities, management assesses a full range of matters relating to the properties, including the quality of the tenant, the condition and capacity of building infrastructure, the remaining lease term and the strength of the brand affiliation. Additionally, the Company's access to capital provides a competitive advantage over other potential property acquirors whose offers may be contingent upon obtaining the requisite financing. To achieve a predictable return while maintaining a low risk profile, the following acquisition criteria have been developed:

  •
  Invest in Major Restaurant Brands. The Company intends to continue to acquire properties operated by competent, financially-stable multi-unit restaurant operators, some of which are affiliated with major national and regional brands such as: Burger King®, Arby's®, Dairy Queen®, Hardee's®, Chili's®, Pizza Hut®, Schlotzsky's®, Grandy's®, Taco Cabana®, Shoney's® and Captain D's®. Management believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreement. Company strategy will continue to focus primarily on the acquisition of existing chain restaurant properties that have a history of profitable operations with a remaining term on the current lease of at least 5 years. Management believes that acquiring established restaurant properties provides a higher risk-adjusted rate of return than acquiring newly-constructed restaurants.

  •
  Acquire Properties Subject to Long-Term Leases. The Company has historically acquired, and intends to continue to acquire, properties subject to existing long-term leases. The average remaining lease term for the Properties as of December 31, 2002 was over 12 years. Management believes that by having long-term leases in place, the Company avoids the risks associated with trying to lease the property, including uncertainty as to lease rate and tenant continuity.

Operating Strategy

        Management has endeavored to achieve a consistent return by employing the strategies described above while at the same time minimizing loss risk. The significant risk in the chain restaurant property business falls into two categories: (1) default losses and/or (2) non-renewal of leases with accompanying declines in rent. Over the three years ended December 31, 2002, the Company has made significant improvements in rent collections and has maintained a lease renewal rate of approximately 80%. These achievements are the result of the following operating strategies which are designed to enhance the predictability and sustainability of Company cash flow:

  •
  Rent Payment Protection. The Company is protected from loss of rent payment by employing strict underwriting standards, such as rent coverage ratio analysis, and including terms and conditions in our leases which discourage non-payment, such as master leases covering multi-unit operations, cross default provisions on other properties, non-access to restaurant equipment and letters of credit and/or personal guaranty requirements.

  •
  Lease Renewal. The location of a restaurant is a critical factor in a restaurant's success. As a result, the Company's tenants, in most cases, would experience a loss in the profitability of a store and incur difficulty and cost in moving the store in the event of non-renewal of the lease. As a result, the Company believes renewal of the lease, on terms equal to or better than the existing terms, is more likely to occur than the tenant vacating the space. Historically, the Company's lease renewal rate has been approximately 80%. In addition, an early lease renewal program has been implemented pursuant to which the Company offers remodeling financing to tenants in consideration for renewing and restructuring existing leases. This program helps to mitigate the risk of non-renewals of leases and will enable the Company, where needed, to restructure the leases to require the tenant to be responsible for all costs associated with operating the property. The Company aggressively pursues lease renewals to take advantage of this need by tenants for stability and continuity.

  •
  Diversification. The Company's income stream is further protected through the diversification of properties by location, brand affiliation and the large number of tenants leasing the properties. The Company's 816 Properties are diversified geographically in 48 states, with no state, except Texas (30.76%), accounting for a concentration of greater than 7%. The geographic diversity provides the Company with protection from downturns in local and regional economies. Since the inception of the Company in its current state in April 1995, the Company has significantly expanded the number of brand affiliations in its Properties. Of the 693 Properties (net of dispositions) acquired since April 1995, only 49 were Burger King® restaurants and the balance were affiliated with other national and regional chain restaurants. Additionally, at December 31, 2002, no single tenant accounted for more than 10% of the Company's real estate revenues. As a result, the Company is not materially dependent on any one operator or any small group of operators.

  While the Company has no binding agreement to purchase properties from Shoney's, management believes that the Company can leverage its participation in the recent privatization transaction with Shoney's, Inc. to purchase Shoney's® and Captain D's® properties and thereby add to its broad diversification. In this regard, as of December 31, 2002, the Company had purchased 51 properties from Shoney's, consisting of 18 Shoney's® properties and 33 Captain D's® properties.

  •
  Asset Management. Each restaurant operated on one of the Company's Properties is periodically analyzed to identify opportunities to improve its return. Such opportunities may include purchasing property adjacent to the current property, working with existing tenants to improve the sales and performance of their stores, and in some cases providing remodeling financing toward that end.

Major Developments

Investments

        On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Holders), the OP, LSF 4 Acquisition, LLC and Shoney's Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney's, with Shoney's being the surviving entity. Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney's were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) would be converted into and exchanged for 100 shares of common stock of Shoney's, as the surviving entity in the merger. Under the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC. Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP now owns 7.5% of the equity of the sole shareholder of Shoney's. In addition, the OP has no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution. However, in December 2002, the OP did contribute an additional $892,000 as part of a capital call. In the event there is another capital call by Shoney's and the Company chooses not to participate, no penalties will be incurred by the Company, but the Company's percentage ownership in Shoney's will be diluted. The Company's investments in Shoney's as of December 31, 2002 consist of an investment in common stock of $2,384,000, mortgage loans receivable of $18,498,000 and real estate purchased and leased back to Shoney's of approximately $37,332,000.

Acquisitions

        During the third and fourth quarters of 2002, the Company acquired 51 restaurants in sale-leaseback transactions. The acquisitions included 18 Shoney's and 33 Captain D's restaurants for a total purchase price of approximately $37,332,000. The sale-leaseback transactions involving Shoney's and Captain D's are anticipated to continue in 2003. The opportunity to participate in the sale-leaseback transactions with Shoney's and Captain D's resulted from the acquisition of Shoney's, Inc. in 2002 by LSF4 Acquisition, LLC, which is 92.5% owned by the Company's largest stockholder, the Lone Star Holders, and 7.5% owned by the Company. See "Investments" paragraph above for additional information.

Dispositions

        During 2002, the Company sold or disposed of 46 properties for a net gain of $4,241,000 which is included in Income from discontinued operations.

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

Revenue Recognition

        The Company derives its real estate revenues primarily from the leasing of its properties to operators (primarily restaurants) on a Triple Net basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable. Accordingly, the accompanying consolidated financial statements do not reflect property taxes and insurance costs or reimbursement revenues where the tenant has legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company has recorded rent revenues associated with ground lease reimbursements of $3,613,000, $3,858,000 and $3,735,000, of which $482,000,

$504,000 and $493,000 is reflected in Income (loss) from discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively. Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis. Percent rent is recognized as revenue after the related lease sales targets are achieved.

        The Company derives its retail revenues from the sale of gasoline, car washes, convenience store merchandise, and food sales at restaurants operated by the Company. Revenue is recognized as it is received.

Asset Impairment

        The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant's sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is necessary because the estimated undiscounted cash flows are less than the net carrying amount of the asset, secures an estimate of fair market value of the property affected.

Allowance for Doubtful Accounts

        The Company regularly analyzes its receivables on an individual basis for uncollectibility and the related reserves are analyzed for adequacy. Accounts receivable balances that are $20,000 or more and have been outstanding for 60 days or more are reviewed. All balances due from these tenants are reviewed and evaluated, including rent receivables, notes receivable, mortgage loans receivable, interest receivable and deferred rent receivables All information regarding the creditworthiness of the tenants and debtors are reviewed, including bankruptcy filings and financial statements. Company policy is to review at least 90% of the accounts receivable that are over 90 days past due. Once a reserve has been established for a tenant or debtor, the Company maintains that reserve until there has been a proven history of cash payment performance. After at least two months of cash payments, the circumstances pertaining to the tenant or debtor is reevaluated to estimate the ultimate collectibility of the receivable. Receivables are written off only upon written approval by a member of the executive management of the Company.

        Each note and mortgage loan receivable with amounts past due for over 5 months or which are otherwise problematic or of concern due to other factors are included in the analysis. The Company evaluates its notes and mortgage loans receivables in accordance with FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." A note or mortgage is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the impairment is measured based on the excess of the recorded investment in the loan over either (1) the present value of expected future cash flows (including costs to sell, if applicable) discounted at the loan's effective interest rate, or (2) the fair value of the collateral if the loan is collateral dependent or if foreclosure is probable. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impairments are recognized by creating a valuation allowance with a corresponding charge to provision for doubtful accounts or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to provisions for doubtful accounts. Subsequent to the initial measurement of impairment, if there is a significant change in the amount or timing of an impaired loan's expected future cash flows or the fair value of the collateral, or if actual cash flows are significantly different from the cash flows previously projected, the Company recalculates the impairment and adjusts the valuation allowance.

Results of Operations

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001.

        At December 31, 2002, the Company owned 816 properties. During the year ended December 31, 2002, the Company acquired 51 properties and disposed of or sold 46 properties. The operations of the 46 properties disposed of or sold in 2002 are included in the periods presented up until their respective dates of disposal as Income from discontinued operations in accordance with Statement of Financial Accounting Standard ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        Revenues from real estate operations, including interest income and income earned on direct financing leases, for the year ended December 31, 2002 totaled $72,067,000, a 3.1% decrease from the $74,397,000 in the year ended December 31, 2001. Rental revenues decreased 1.3% from $68,738,000 for the year ended December 31, 2001 to $67,813,000 in 2002, primarily due to decreases in the number of properties owned for the entire year 2002 as compared to 2001 and an increase in the number of vacant non-billable properties in 2002, partially offset by the acquisition of properties in the third and fourth quarters of 2002. Vacant non-billable properties are those vacant properties for which the Company is collecting no revenue. For the year ended December 31, 2002, approximately 6% of the Company's rental revenues resulted from percent rent (rents determined as a percentage of tenant sales), compared with 7% for the year ended December 31, 2001. The ratio of percent rent to total rental revenues will continue to decline in the coming years as the Company's current policy is to exclude this provision from any new lease contracts or renewals of current leases and instead increase the base rent rates. The decrease of 25.7% in interest income from $5,350,000 for the year ended December 31, 2001 to $3,974,000 in 2002 is primarily due to the sales of the Company's investments during 2002, the short-term investment of excess cash during 2001 and the Company's decision in the third quarter of 2001 to cease accruing interest on certain mortgages involved in bankruptcy. These decreases were partially offset by the acquisition of $20,000,000 and $12,000,000 of Captain D's mortgage notes in the third and fourth quarters of 2002, respectively.

        Property expenses, which include ground rent expense and property taxes and other expenses on vacant properties, for the year ended December 31, 2002 totaled $5,001,000, an increase of 1.3% when compared to the year ended December 31, 2001. Depreciation and amortization expenses during the year ended December 31, 2002 totaled $22,005,000, an increase of 2.8% when compared to the year ended December 31, 2001. This increase is primarily due to the $690,000 of expense recorded in June 2002 for fifteen months of depreciation on assets reclassified from Assets held for sale to Property as required by SFAS No. 144, and depreciation associated with properties acquired in the last half of 2002, partially offset by lower depreciation expense on fewer average properties owned during 2002 as compared to 2001.

        General and administrative expenses for the year ended December 31, 2002 totaled $8,396,000, a decrease of 3.2% when compared to the year ended December 31, 2001. During the year ended December 31, 2001, the Company incurred costs of $813,000 for severance related to the Company's former chief executive officer, a provision of $350,000 for severance related to the Company's former chief financial officer and $230,000 for costs associated with hiring the Company's then new chief operating officer/chief financial officer. These costs were partially offset by higher costs associated with tenant work-outs in 2002.

        Provision for doubtful accounts for the year ended December 31, 2002 totaled a credit of ($1,661,000) compared to expense of $4,727,000 for the year ended December 31, 2001. During 2002, one of the Company's borrowers, Lyons of California, Inc. ("Lyons") emerged from Chapter 11 Bankruptcy. Per the terms of the Plan of Reorganization approved by the United States Bankruptcy Court, certain Lyons restaurants have been or will be sold in order to compensate its creditors. The Company has received some of the sales proceeds and anticipates receiving additional proceeds as these properties are sold in 2003. In addition, the Plan of Reorganization provides for the payment of franchise royalties and cash payments from the cash flow of the Lyons in Sacramento, CA, of which the Company will most likely also be one of the recipients. In December 2002, the guarantor of the Lyons notes, ICH Corporation ("ICH") and its wholly owned subsidiary, Sybra, Inc. ("Sybra") began the process of emerging from Chapter 11 Bankruptcy. As part of their reorganization, Triarc Companies Inc. ("Triarc") purchased Sybra from ICH. Triarc assumed all of the Company's Sybra leases (59 Arby's®) and is now the Company's largest tenant. The Bankruptcy Court, in accepting Triarc's purchase of Sybra, required that the proceeds from the purchase be placed in escrow with the Court for the benefit of the unsecured creditors. These funds are currently in escrow and the Company expects to receive its share in 2003. Although the exact amount of recoverability on the Lyons notes is uncertain, the Company expects to recover almost all of the original principal balance because the fair value of the collateral has become more certain. Therefore, in 2002, the Company reduced the reserve on the Lyons notes by $1,917,000 as a credit to the provision for doubtful accounts. As of December 31, 2002, there was approximately $7,633,000 due on the notes receivable from Lyons, for which $583,000 was reserved. As of December 31, 2002, there was approximately $567,000 due from ICH, of which $275,000 was reserved. Management will continue to evaluate the collectibility of its notes receivable from Lyons and ICH as additional factors become known.

        Interest expense, amortization of deferred financing costs and derivative settlement payments for the year ended December 31, 2002 totaled $22,802,000, a decrease of 27.5% when compared to the year ended December 31, 2001. This decrease was primarily due to a decrease in average outstanding debt during 2002 compared to 2001, lower interest rates and lower amortization of deferred financing costs. Amortization of deferred financing costs decreased 61.4% from $5,232,000 in 2001 to $2,018,000 in 2002. This decrease was primarily due to the fees associated with entering into the Bank of America bridge facility in January 2001, which were expensed through August of 2001.

        During the year ended December 31, 2002, as a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $2,406,000 was recorded, of which $1,224,000 is reflected in income from discontinued operations. During the year ended December 31, 2001, the Company recorded an asset impairment charge of $18,445,000, of which $2,171,000 is reflected in income from discontinued operations and consisted of the following items. During the year ended December 31, 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company classified these properties as Assets held for sale at that time and an impairment charge of $7,743,000 was recorded to write these assets down to their estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell. These assets were reclassified from assets held for sale to held and used during the second quarter of 2002 because the assets no longer met the criteria to continue to be classified as held for sale. The change in circumstances resulted from the termination of a sales agreement for the assets by the potential purchaser during the second quarter of 2002, followed by the Company's decision to operate the assets for the foreseeable future. In the second quarter of 2002, the Company recorded $610,000 of impairment charges related to these assets as well as depreciation expense of $690,000 for the period April 1, 2001 through June 30, 2002, the period of time that these assets were classified as held for sale. In addition, management analyzed service stations in Missouri, Illinois and Texas, which were late paying rent and defaulting on certain lease terms, for possible impairment. It was determined that some of these properties had carrying values in excess of fair value, which required an impairment analysis. The Company recorded an impairment charge of $7,567,000 in 2001 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $3,135,000 were recorded in 2001 from the revaluing of other assets to their estimated fair value.

        Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company's derivative financial instruments include interest rate swaps and interest rate collars, and all are designated as cash flow hedges as of December 31, 2002. All of the derivatives, except for one, are perfectly effective and therefore changes in fair value of the derivatives are recorded in other comprehensive income, and are recognized in the Statement of Operations when the hedged item (variable-rate interest payments) affects earnings. Derivative settlements payments increased from $2,065,000 in 2001 to $3,441,000 in 2002, as a result of declining interest rates during 2002 combined with the fact that all derivatives were in place for a full twelve months during 2002. During the year ended December 31, 2002, the Company recognized $522,000 of income related to the ineffective portion of the interest rate swap that is not perfectly effective. The loss recognized in the Statement of Operations for this interest rate swap agreement for the year ended December 31, 2001 totaled $2,602,000. Of the $2,602,000 recorded in 2001, $1,474,000 represents the reclassification of the January 1, 2001 transition adjustment, resulting from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," from other comprehensive income, and $1,128,000 represents the change in the fair value of the interest rate swap that was recorded to earnings prior to the derivative being designated as a cash-flow hedge. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 was reclassified to earnings over the period of the bridge loan.

        Retail operations commenced in April 2001. Retail revenue, which is comprised of revenue from operating activities, was $39,622,000 for the year ended December 31, 2002, compared to $14,520,000 for the year ended December 31, 2001. Cost of sales associated with this revenue totaled $33,276,000 and general and administrative costs associated with this revenue totaled $5,667,000 for the year ended December 31, 2002, compared to $12,726,000 and $1,643,000, respectively, for the year ended December 31, 2001. The number of properties being operated by the Company decreased slightly from 33 properties at December 31, 2001 to 30 at December 31, 2002. However, retail revenue significantly improved in 2002 as compared to 2001 due to the mix of operated properties improving to properties with higher sales volumes and a full year of operations in 2002 compared to approximately nine months in 2001. Retail operations reside in FSI, a subsidiary of the Company that is subject to paying income taxes. FSI has incurred net operating losses ("NOLs") since inception. The Company has not recognized any deferred tax assets associated with these NOLs as management believes it is more likely than not that FSI will not be able to utilize these NOLs.

        Gain on sale of property for the year ended December 31, 2002 of $4,241,000 is reflected in Income from discontinued operations in accordance with SFAS No. 144 (as described below). Gain on sale of property was $3,607,000 for the year ended December 31, 2001, and relates to the sale of 41 properties for cash proceeds of $23,072,000, net of closing costs, and notes of $1,308,000.

        Minority interests were $4,681,000 for the year ended December 31, 2002, compared to $4,485,000 for the year ended December 31, 2001, and relate primarily to the Company's minority interest in USRP/HCI Partnership 1, L.P. ("HJV"), which was formed in October 1999.

        Income (loss) from discontinued operations was $3,488,000 for the year ended December 31, 2002 compared to ($1,256,000) for the year ended December 31, 2001. In accordance with SFAS No. 144, which the Company adopted on January 1, 2003, discontinued operations represent the operations of properties disposed of subsequent to January 1, 2002, as well as any gain or loss recognized in their disposition. Forty-six properties were disposed of or sold in the year ended December 31, 2002, resulting in a gain of $4,241,000 with cash proceeds of $24,393,000, net of closing costs, and $3,905,000 of notes. The operating results of these 46 properties disposed of in the year 2002 are reflected as income from discontinued operations for the year ended December 31, 2002 and all prior years.

        Loss on early extinguishment of debt was $26,000 for the year ended December 31, 2002 compared to $944,000 for the year ended December 31, 2001. On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company expensed $340,000 in unamortized loan origination fees. In October 2001, the Company prepaid the $27,500,000 Senior B Secured Guaranteed Notes that were due

January 31, 2002. In connection with this prepayment, the Company wrote-off $216,000 in unamortized loan origination fees and incurred a make-whole payment of $388,000.

Comparison of the year ended December 31, 2001 to the year ended December 31, 2000.

        At December 31, 2001, the Company owned 811 properties. During the year ended December 31, 2001, the Company disposed of 41 properties and acquired 2 properties. The operations of the disposed properties are included in the results of continuing operations until their respective dates of disposal. The results of operations of these disposals was not reclassified to discontinued operations as they did not qualify as discontinued operations under the provisions of APB Opinion No. 30, "Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

        Revenues from real estate operations, including interest income and income earned on direct financing leases, for the year ended December 31, 2001 totaled $74,397,000, a 6.8% decrease from the $79,843,000 in the year ended December 31, 2000. Rental revenues decreased 6.8% from $73,778,000 in 2000 to $68,738,000 in 2001 primarily due to decreases in the number of properties owned during 2001 as compared to the same period in 2000. For the year ended December 31, 2001, approximately 6.8% of the Company's rental revenues resulted from percent rent, compared with approximately 7.2% for the year ended December 31, 2000. The decline in revenues resulting from percent rent is due to several factors, including declines in tenant sales and the fact that new lease contracts or renewals of current leases generally exclude this provision and instead include increases in base rent rates. Interest income decreased 2.5% from $5,488,000 in 2000 to $5,350,000 in 2001 primarily due to reduced amounts of notes and mortgages receivable and the Company's decision in the third quarter of 2001 to cease accruing interest on certain mortgages involved in bankruptcy, partially offset by higher average cash balances available for short-term investment.

        Property expenses for the year ended December 31, 2001 totaled $4,938,000, a decrease of 1.7% when compared to the year ended December 31, 2000. Depreciation and amortization expenses for the year ended December 31, 2001 totaled $21,413,000, a decrease of 10.6% when compared to the year ended December 31, 2000. These decreases relate directly to the decrease in the number of properties owned during 2001 as compared to 2000.

        General and administrative expenses for the year ended December 31, 2001 totaled $8,671,000, a 6.0% decrease from the $9,228,000 for the year ended December 31, 2000. These costs decreased in 2001 primarily due to reduced legal costs associated with tenant litigation matters, reduced infrastructure costs as a result of the decrease in the number of properties managed and lower losses on lease resolutions, partially offset by increased costs in 2001 of $813,000 for severance related to the Company's then former Chief Executive Officer, a provision of $350,000 for severance related to the Company's former Chief Financial Officer and $230,000 for costs associated with hiring the Company's then new Chief Operating Officer/Chief Financial Officer. Losses on lease resolutions were $510,000 and $1,367,000 for the years ended December 31, 2001 and 2000, respectively. The charge in 2001 related to the resolution of leases with one tenant that involved 26 service stations in Missouri, Illinois, California and Texas. The Company, through its operating subsidiary, FSI, began operating and supplying fuel to 20 of these locations in 2001. The charges in 2000 resulted in costs of $867,000 associated with terminating the lease with an operator of 37 fast food properties and costs of $500,000 incurred in the resolution of a lease with an operator of service stations in Georgia.

        Provision for doubtful accounts for the year ended December 31, 2001 totaled $4,727,000 compared to $8,860,000 for the year ended December 31, 2000. During 2001, one of the Company's borrowers, Lyon's of California, Inc. filed for bankruptcy. The Company reserved $2,500,000 of the approximately $11,600,000 owed to the Company by Lyon's at the time of the bankruptcy filing. During 2000, the Company fully provided for all outstanding notes and accounts receivable due from BC Oil Ventures LLC in the amount of $3,138,000. Additional provisions during 2001 and 2000 resulted from the Company's regular analysis of its receivables to determine if circumstances indicate that the carrying value of the receivables may not be recovered.

        Interest expense, amortization of deferred financing costs and derivative settlement payments for the year ended December 31, 2001 totaled $31,453,000, an increase of 2.4% when compared to the year ended December 31, 2000. This increase is primarily due to an increase in the amortization of deferred financing costs, partially offset by lower interest rates and lower debt levels. Amortization of deferred financing costs increased from $1,225,000 in 2000 to $5,232,000 in 2001 due to the fees associated with the Bank of America bridge facility entered into in January 2001 and repaid in August 2001, which were expensed through August of 2001. Derivative settlement payments related to the interest rate protection agreements with Credit Lyonnais and Bank of America were $2,065,000 in 2001.

        As of December 29, 2000, all of the 825,000 contingent shares of Common Stock relating to the termination of the management contract with QSV had been earned and issued. As the liability had been settled in full, no amounts were recorded in the year ended December 31, 2001. For the year ended December 31, 2000, a non-cash credit of $3,713,000 was recorded under the caption "Termination of management contract" in the Statement of Operations. This credit represents the decline in market value of a share of Common Stock at December 31, 2000 compared to December 31, 1999 on the maximum total of 825,000 contingent OP Units issuable to QSV pursuant to the termination agreement.

        During the year ended December 31, 2001, the Company recorded an asset impairment charge of $18,445,000, of which $2,171,000 is reflected in income from discontinued operations. During the year ended December 31, 2000 an asset impairment charge of $6,106,000 was recorded, of which $986,000 is reflected in income from discontinued operations. During 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company classified these properties as Assets held for sale at that time and an impairment charge of $7,743,000 was recorded to write these assets down to the estimated proceeds anticipated from the disposal of these properties net of estimated costs to sell. In addition, management analyzed service stations in Missouri, Illinois and Texas, which were late paying rent and defaulting on certain lease terms, for possible impairment. It was determined that some of these properties had carrying values in excess of fair value. The Company recorded an impairment charge of $7,567,000 in 2001 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company's regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $3,135,000 were recorded from the revaluing of other assets to their estimated fair value. In 2000, the Company recorded an additional $1,846,000 impairment charge for 41 service stations in Georgia that were sold on July 19, 2000. The Company had previously recorded a $4,900,000 impairment charge on these 41 service stations in 1999 upon its announcement of its intent to sell these properties. Other impairment charges in 2000 of $4,260,000 resulted from the Company's regular analysis of its investments.

        Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. Derivative financial instruments include interest rate swaps and interest rate collars. An interest rate swap agreement was entered into in 2000 to hedge the variable rate interest payments related to the Company's previous term loan with Credit Lyonnais. During January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from an eight-month bridge loan. The unrealized loss on the interest rate swap included in other comprehensive income upon adoption of SFAS No. 133 was reclassified to earnings over the period of the bridge loan. Prior to August 2001, the Company had not redesignated this interest rate swap as a hedge subsequent to the repayment of the Credit Lyonnais term loan. As a result, all changes in the fair value of that interest rate swap agreement subsequent to the Credit Lyonnais repayment and prior to August 2001 were recognized in earnings immediately. In conjunction with the closing of the Triple Net Lease Mortgage Certificates (the "Certificates") in August 2001, the Company redesignated this swap as a hedge against the Certificates. The fair value adjustment for the interest rate swap agreement for the year ended December 31, 2001 totaled $2,602,000. The adoption of SFAS No. 133, as of January 1, 2001 resulted in the recognition of a liability of $1,474,000, with a cumulative effect adjustment to other comprehensive income of $1,474,000. Of the $2,602,000 expense recorded in earnings in 2001, $1,474,000 represents reclassification of the January 1, 2001 adjustment from other comprehensive income and $1,128,000 represents the change in the fair value of the interest rate swap prior to redesignation as a hedge. See "Liquidity and Capital Resources" for a discussion of the Company's derivatives.

        Retail operations commenced in April 2001. The Company anticipates maintaining this retail operating capability to transition the operations of any of its properties from one tenant to another. Retail revenue, which is comprised of revenue from operating activities, was $14,520,000 for the year ended December 31, 2001. There were no comparable revenues generated in 2000. Cost of sales associated with this revenue totaled $12,726,000 and general and administrative costs associated with this revenue totaled $1,643,000 in the year ended December 31, 2001. Retail operations reside in FSI, a subsidiary of the Company that is subject to paying income taxes. FSI incurred net operating losses ("NOLs") during 2001. The Company has not recognized any deferred tax assets associated with these NOLs as management believes it is more likely than not that FSI will not be able to utilize these NOLs.

        The gain on sale of properties of $3,607,000 for the year ended December 31, 2001 related to the sale of 41 properties for cash of $23,072,000, net of closing costs, and notes of $1,308,000. The gain on sale of properties of $2,725,000 for the year ended December 31, 2000 related to the sale of 70 properties for cash of $47,588,000 and notes of $1,233,000, and the non-renewal of ground leases.

        Minority interest in net income was $4,485,000 for year ended December 31, 2001, compared to $4,139,000 for the year ended December 31, 2000 and relates primarily to the Company's minority interest in USRP/HCI Partnership 1, L.P. ("HJV"), which was formed in October 1999.

        Income (loss) from discontinued operations was ($1,256,000) for the year ended December 31, 2001 compared to $705,000 for the year ended December 31, 2000. In accordance with SFAS No. 144, discontinued operations represents the operations of properties disposed of subsequent to January 1, 2002, as well as any gain or loss recognized in their disposition. Forty-six properties were disposed of or classified as held for sale in the year ended December 31, 2002. The operating results of these 46 properties disposed of in the year 2002 are reflected as income from discontinued operations for the year ended December 31, 2002 and all prior years.

        Loss on early extinguishment of debt was $944,000 for the year ended December 31, 2001. On January 9, 2001, the Company paid the outstanding balance under the Credit Lyonnais facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company wrote-off $340,000 in unamortized loan origination fees associated with this facility. In October 2001, the Company prepaid the $27,500,000 Senior B Secured Guaranteed Notes that were due January 31, 2002. In connection with this prepayment, the Company wrote-off $216,000 in unamortized loan origination fees and incurred a make-whole payment of $388,000.

Future Outlook

        In the fourth quarter of 2002, the Company invested in $12,000,000 of Captain D's real estate-backed mortgage notes. It is management's intention to use these mortgage notes to partially fund additional acquisitions of Captain D's properties in the first half of 2003. The Company will also continue to dispose of any properties that are either non-performing or performing properties that can be sold at favorable prices to private investors in the tax-free like-kind exchange market. Proceeds from these dispositions will continue to be used in part to fund additional acquisitions of properties, as favorable acquisitions become available, or to pay down debt.

        Vacant non-billable properties rose from 70 as of December 31, 2001 to 77 as of December 31, 2002. The net book value of these 77 vacant non-billable properties is approximately $42,100,000, or approximately 8.5% of the total net book value of the Company's properties as of December 31, 2002. As properties become vacant, the Company has an assertive program in place for addressing the situation immediately. Such assets are either re-leased, sold or operated by the Company temporarily. The Company, beginning in 2001, began to operate some of these vacant properties through FSI, its retail subsidiary, until another lessee was found or the sale of the property could be finalized. The number of FSI operated properties owned by the Company as of December 31, 2002 was 15, a 50% increase over the 10 being operated as of December 31, 2001.

        In 2003, the Company entered into an early lease termination agreement for a fee of $3,400,000 with the tenant of 51 Fina gas stations and began operating 25 of the stations. The Company intends to re-tenant or sell the remaining 26 gas stations. The funds needed to operate these properties is supplied through real estate revenues, retail revenues and borrowings under the Company's credit agreement. Management's goal is to reduce the number of gas stations owned by the Company from over 17% of the total portfolio at December 31, 2002 to less than 10% of the total portfolio of properties. As of this filing, the Company has already experienced significant interest in the lease or purchase of these Finas. Deposits on the lease or sale of 11 such properties have been collected by the Company to date.

        Debt maturities for the Company in 2003 are significant. The $47,500,000 Senior Unsecured Notes mature on August 1, 2003, and the current Credit Agreement, as defined below, with an outstanding balance of $25,000,000 as of December 31, 2002, is due to expire on May 31, 2003. However, the credit agreement may be renewed for one year, through May 31, 2004, but with a lower borrowing limit of $20,000,000. In anticipation of these maturities, management is currently discussing various financing alternatives with its creditors and other third parties. The options being explored include an expansion of the credit agreement and an expansion of the existing borrowings program of the Company which is secured by Company properties, as described below. Although there is no guarantee that this debt can be renegotiated with favorable interest rates, management is optimistic that this debt will be refinanced to the advantage of the Company and at rates lower than the 8.22% it is currently paying on the $47,500,000 senior notes.

Liquidity and Capital Resources

Summary of Sources and Uses of Cash

        The Company's principal source of cash to meet its working capital and dividend requirements is rental revenues generated by the Company's properties as well as operating revenues coming from the Company's retail segment. Cash generated in excess of operating requirements and dividend payments is generally used to reduce amounts outstanding under the Company's credit agreements or to acquire additional properties. The Company's cash and cash equivalents were $4,392,000 at December 31, 2002, compared with $10,346,000 at December 31, 2001.

        The Company generated $35,089,000 of cash from operations in 2002, compared with $32,878,000 in 2001. Cash flow used in investing activities was $20,434,000 in 2002. During 2002, the Company used $19,436,000 of cash and $20,000,000 of mortgage notes for the purchase of properties, primarily the purchase of 18 Shoney's and 33 Captain D's. The terms of the Company's Triple Net leases generally require that the tenant is responsible for maintenance and improvements to the property under lease. Therefore, the Company is generally not required to expend funds for remodels and renovations. However, the Company did spend $592,000 during 2002 and expects to spend approximately $515,000 during 2003 to renovate and remodel currently owned properties. The Company used $39,133,000 to acquire mortgage notes receivable, $38,500,000 of which were Captain D's mortgage notes. Of the $38,500,000 of Captain D's mortgage notes acquired, management intends to use $12,000,000 of these notes as partial consideration in the purchase of additional Captain D's restaurants in 2003. In addition, the Company used $3,993,000 for the purchase of investments in 2002, which included $892,000 of additional investment in Shoney's due to a capital call in December 2002. The Company is not obligated to fund any capital requirements by Shoney's, other than its initial capital contribution. In the event there is another call by Shoney's and the Company chooses not to participate, no penalties will be incurred by the Company, but the Company's percentage ownership in Shoney's will be diluted. In 2002, the Company received $24,393,000 in cash proceeds from the sale of 46 properties and $8,762,000 from the sale of investments. In addition, the Company received $4,411,000 in previously restricted cash and $5,267,000 of principal payments on mortgage loans receivable.

        Cash flow used in financing activities was $20,609,000 in 2002. The most significant use of cash was to fund Common and Preferred Stock dividends. During the first quarter of 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first working day of the current period. Therefore, for the year ended December 31, 2002, the Company declared eleven and paid twelve Common Stock dividends of $25,961,000 (or $0.11 per month per share of Common Stock) and paid $7,102,000 in dividends to its preferred stockholders (or $0.4825 per quarter per share of Preferred Stock). The Company also used cash to make payments on its line of credit of $14,700,000 and to pay notes and mortgage notes payable of $9,624,000. Distributions were also made to minority interest shareholders of $4,762,000. The primary source of cash from financing activities was $39,700,000 of borrowings under the Company's line of credit.

Status of Financially Troubled Tenants

        During June 2001, the Company was notified that one of its tenants had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the "Bankruptcy Code"). Gant Acquisition LLC ("Gant"), which leased 27 service stations in North Carolina under a Master Lease with the Company, filed for Chapter 11 bankruptcy on May 21, 2001. Annual rent from all 27 properties is approximately $1,288,000. At December 31, 2002, there was approximately $237,000 of receivables due from this tenant and the Company had reserved $146,000 for these amounts. The Bankruptcy Court has severed the Master Lease between Gant and the Company, permitting Gant to reject 12 of the leases subject to the Master Lease while continuing to pay rent on the remaining 15 properties. The Company appealed this ruling in May 2002. The appeal was upheld by the District Court in March 2003. The Company is now appealing this ruling to the Third Circuit Court of Appeals. Depending on the outcome of this appeal, which is anticipated to be ruled upon in the latter part of 2003, the remaining 12 properties will either be sold, with all proceeds payable to the Company, or Gant will be responsible for all back rent due. Gant continues to pay rent on 15 of the 27 properties.

        The Company has significant mortgage notes receivable due from Lyon's of California, Inc. ("Lyons"). These notes are secured by certain Lyons restaurant properties and are partially guaranteed by ICH Corporation ("ICH"), the former owner of Lyon's. Sybra, Inc. ("Sybra"), a former wholly owned subsidiary of ICH, was the lessee of 59 of the Company's Arby's restaurants, making it the Company's largest tenant.

        In 2001, the Company was notified that Lyons had filed for protection under Chapter 11 of the bankruptcy code. Therefore, in 2001, the Company recorded reserves of $2,500,000 and $275,000 on the balances due from Lyons and Sybra, respectively. Interest income associated with the Lyons notes has not been recognized since September 2001. All post-bankruptcy rent continued to be collected from Sybra. Annual rent on the Sybra properties is approximately $4,619,000. In 2002, the Company was notified that ICH and Sybra had filed for protection under Chapter 11 of the bankruptcy code.

        During 2002, Lyons emerged from Chapter 11 Bankruptcy and per the terms of the Plan of Reorganization approved by the United States Bankruptcy Court, certain Lyons restaurants will be sold in order to compensate its creditors. The Company will receive some of the proceeds as these properties are sold. In addition, the Plan of Reorganization provides for the payment of franchise royalties and cash payments from the cash flow of the Lyons in Sacramento, CA, of which the Company will most likely also be one of the recipients. The timing and exact amounts to be collected by the Company from the proceeds on sales of and cash flows from Lyons properties cannot be determined at this time.

        In December 2002, pursuant to a Plan of Reorganization approved by the United States Bankruptcy Court, Sybra was acquired by Triarc Companies Inc. ("Triarc"). Triarc assumed all of the Company's Sybra leases and is now the Company's largest tenant. The Bankruptcy Court, in accepting Triarc's purchase of Sybra, required that the proceeds from the purchase be placed in escrow with the Court for the benefit of the unsecured creditors. These funds are currently in escrow and the Company expects to receive its share in 2003.

        Although the exact amount of recoverability on the Lyons notes is uncertain, the Company expects to recover almost all of the original principal balance because the fair value of the collateral has become more certain. Therefore, in 2002, the Company reduced the reserve on the Lyons notes by $1,338,000 as a credit to the provision for doubtful accounts. As of December 31, 2002, there was approximately $7,633,000 due on the notes receivable from Lyons, for which $583,000 was reserved. As of December 31, 2002, there was a note receivable of $567,000 due from ICH, of which $275,000 was reserved.

        During the first quarter of 2002, the leasehold lender began operating 51 Fina stations in the Dallas/Ft. Worth area. All post-assumption rent has been collected by the Company. As of December 31, 2002, there was $2,564,000 owed to the Company under the leases, representing pre-assumption property taxes, for which the Company had reserved $792,000. Effective February 2003, the Company agreed to release the tenant from its lease and agreed upon an early lease termination fee of $3,400,000. The Company, through its subsidiary FSI, purchased equipment and inventory from the tenant for a total of $3,949,000 and took over the operation of 25 of these Fina stations in February 2003. The other 26 service stations are now vacant. Annual rent on the Fina properties was approximately $2,239,000.

        In December 2002, the Company was notified that one of its tenants, Ameriking, which leases 12 Burger King® properties, had filed for protection under Chapter 11 of the Bankruptcy Code. As of December 31, 2002, Ameriking owed the Company approximately $84,000 for which there has been no reserve established. The 12 properties have a net book value of approximately $6,000,000 and the annual rent on these properties is approximately $1,000,000. Ameriking has rejected 4 of the 12 leases. Ameriking continues to pay post-petition rent on the remaining 8 properties. The outcome of the Ameriking bankruptcy and the effects on the Company are uncertain at this time.

Company Debt, Derivatives and Minimum Future Lease Obligations & Receipts

        In May 2002, the Company entered into a Credit Agreement with Bank of America ("the Credit Agreement"), through the Company's subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined in the Credit Agreement. Borrowings under this facility are being used primarily to acquire Shoney's and Captain D's properties in sale/leaseback transactions. This facility is secured by the 178 properties owned by USRP Funding 2002-A, L.P. with a borrowing base value in excess of the $35,000,000 limit and a net book value of $98,194,000 as of December 31, 2002. The Credit Agreement has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two. Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. Eurodollar Loans bear interest at 3.0% plus LIBOR. The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit. There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility. As of December 31, 2002, there were $25,000,000 of borrowings under this facility, and the Company had letters of credit outstanding and drawn on Bank of America in the amount of $3,007,000. The current credit agreement, with an outstanding balance of $25,000,000 as of December 31, 2002, is due to expire on May 31, 2003. However, the credit agreement may be renewed for one year, through May 31, 2004, but with a lower borrowing limit of $20,000,000. In anticipation of this maturity, management is discussing various financing alternatives with its creditors.

        On July 1, 2002, a limited and temporary waiver and amendment was executed under the Credit Agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D's with a face value of $20,000,000 on July 10, 2002. The amount of this investment, without the waiver, would have violated the limitations on investments under this facility. The initial waiver period was extended through October 30, 2002. The Captain D's mortgage notes bore interest at 12% per annum. By October 31, 2002, all of these mortgage notes had been used as consideration to substantially finance the acquisition of Captain D's properties.

        The First Amendment to the Credit Agreement was entered into during September 2002. This amendment, which clarified the parties' original intent, revised the tangible net worth financial covenant. The tangible net worth requirement was reduced from a minimum of $270,000,000 to $230,000,000, plus 85% of the net cash proceeds of any equity issuance received by the Company after December 31, 2001, calculated on a cumulative basis.

        In December 2002, a second limited and temporary waiver and amendment was executed under the Credit Agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D's with a face value of $12,000,000 on December 18, 2002. The amount of this investment, without the waiver, would have violated the limitations on investments under this facility. The initial waiver period ends June 18, 2003, with extensions of the waiver possible through September 16, 2003. The Captain D's mortgage notes yield interest at 12.5% per annum. As of December 31, 2002, the Company held the entire original balance of $12,000,000 of mortgage notes purchased in December 2002. The Company intends to use these notes as partial consideration on the future acquisition of certain Captain D's properties.

        In January 2003, all parties to the Credit Agreement with Bank of America agreed to reduce the number of properties securing the credit agreement in response to the borrowing base exceeding the maximum limit required of $35,000,000. Therefore, 5 properties were deeded from USRP Funding 2002-A, L.P. to other wholly owned subsidiaries of the Company in 2003, reducing the borrowing base from 178 properties as of December 31, 2002 to 173 properties as of January 31, 2003.

        In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the "Certificates") through its subsidiary USRP Funding 2001-A, L.P. Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company's secured bridge facility with Bank of America and the balance of the net proceeds was used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001. The Certificates amortize over 15 years, bear interest at the 30-day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006. As of December 31, 2002, there was $168,220,000 outstanding on the Certificates. The Certificates are secured by 276 properties with a net book value of $196,202,000. Under the Property Management Agreement associated with these properties, certain covenants and ratios must be maintained. As of December 31, 2002, the Unencumbered Assets to Unsecured Indebtedness Ratio fell to 1.99, which is slightly below the required minimum of 2.0. However, the Company received a waiver dated December 31, 2002 on certain covenants in the Amended and Restated Property Management Agreement. Through June 30, 2003, the waiver allows Unsecured Indebtedness, as defined, to exclude the $12,000,000 of Captain D's mortgage notes purchased in December 2002. With this waiver, the Company is in compliance with all ratios and covenants as required by the Certificates and all of its other debt agreements. The Company intends to use the $12,000,000 of mortgage notes as consideration to purchase Captain D's real estate prior to June 30, 2003, and therefore, does not believe that another covenant violation will occur.

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

        On November 13, 1998, the Company issued $47,500,000 in senior notes in a private placement. The notes bear interest at the rate of 8.22% per annum and are due August 1, 2003. The net proceeds were used to repay a portion of a revolving credit agreement and for general corporate purposes. In conjunction with the note agreement, the placement agents and the Company entered into a rate lock agreement for the purpose of setting the interest rate of these notes. The fee paid to lock in the rate on these notes was approximately $406,000 and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the Bank of America Credit Agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these noteholders. In anticipation of the maturity of these notes in August 2003, management is discussing various financing alternatives with its creditors and other third parties.

        On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition. The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007. As of December 31, 2002 and 2001 the balance was $946,000 and $979,000, respectively.

        Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company's derivative financial instruments include interest rate swaps and interest rate collars. During 2002, the Company recognized $522,000 in income related to the ineffective portion of the interest rate swap with Credit Lyonnais. A net total of $1,862,000, representing the effective portion of all of the Company's designated cash flow hedges, was recorded into other comprehensive loss during 2002.

        Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America. This fixed to floating interest rate swap was on a $25,000,000 notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%. The Company designated this swap as a fair value hedge on the $111,000,000 seven year fixed rate senior unsecured notes payable. Accordingly, all changes in value of the derivative and hedged item were recorded in earnings. This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002. Proceeds from the termination of $1,105,000 were collected in October 2002. The gain resulting from the termination of approximately $860,000, recorded as a basis adjustment to notes payable on the balance sheet, is being amortized over the original term of the derivative, through May 2005. As of December 31, 2002, the unamortized basis adjustment was $777,000.

        In conjunction with the offering of the Certificates, the Company has entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% expiring June 2004 on a notional amount of $25,000,000, an interest rate swap at a fixed rate of 1.9975% expiring August 2003 on a notional amount of $50,000,000, and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% expiring August 2005 on an original notional amount of $80,000,000 which has been reduced to $69,699,000 as of December 31, 2002. These derivatives effectively lock in $25,000,000 at 3.426% (2.42% plus 1.006%) through June 2004, lock in $50,000,000 at 3.004% (1.9975% plus 1.006%) through August 2003, and lock in $69,699,000 as of December 31, 2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) through August 2005.

        Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net expense or income to be paid or received quarterly. This swap is secured by two properties with an aggregate net book value of $679,000. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company's term loan with Credit Lyonnais. As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1,474,000 in accumulated other comprehensive operations was reclassified to earnings over a six-month period, which was the anticipated term of the bridge loan. From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings. In connection with the completion of the Certificate offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50,000,000 of the Certificates. The Company reduced the notional amount of this interest rate swap by $20,000,000 during 2001 for a cost of approximately $1,405,000. During the first quarter of 2002, the Company paid $549,000 to reduce the notional amount of this interest rate swap to $15,000,000 effective May 13, 2002.

        Set forth below are the Company's contractual commitments on its borrowings. Principal debt maturities on the line of credit and notes payable as of December 31, 2002 (net of discounts and basis adjustments of $708,000) are as follows (in thousands):

2003	$81,106
2004	9,072
2005	120,606
2006	141,099
2007	783

Total	$352,666

        Minimum future lease obligations for years ending December 31 are as follows (in thousands):

2003	$3,766
2004	3,202
2005	2,766
2006	2,289
2007	1,869
Later	7,548

Total minimum obligations	$21,440

        Minimum future lease receipts for years ending December 31 are as follows (in thousands):

	Direct financing leases	Operating Leases
2003	$304	$62,217
2004	144	60,926
2005	109	59,239
2006	89	57,714
2007	89	56,060
Later	829	535,381

Total	$1,564	$831,537

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

Funds From Operations (FFO)

        While the Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts ("NAREIT") in their National Policy Bulletins dated November 8, 1999, April 26, 2001 and April 5, 2002, the Company's calculation may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs. The Company's FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, gains (or losses) from sales of property, impairment of long-lived assets, extraordinary items and income/loss allocable to minority interest holders. The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company's statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures. In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO. Growth in FFO will result from increases in revenue or decreases in related operating expenses. Conversely, FFO will decline if revenues decline or related operating expenses increase. FFO does not represent amounts available for management's discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties. FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company's financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make distributions.

        The following table sets forth FFO for the years ended December 31, 2002, 2001 and 2000.

	Years Ended December 31,
	2002	2001	2000
	(amounts in thousands)
Net income (loss) allocable to common stockholders	$7,166	$(25,714)	$(7,147)
Real estate depreciation and amortization	22,580	22,687	24,978
Gain on sale of properties	(4,241)	(3,607)	(2,725)
Impairment of long-lived assets	2,406	18,445	6,106
Extraordinary loss	26	944	—
Adjustments allocable to minority interest	(108)	(278)	(2,166)

FFO (Basic)	27,829	12,477	19,046
Income (loss) allocable to minority interest	6	(190)	—
Adjustments allocable to minority interest	108	278	—

FFO (Diluted)	$27,943	$12,565	$19,046

Inflation

        Some of the Company's leases are subject to adjustments for increases in the Consumer Price Index, which reduces the risk to the Company of the adverse effects of inflation. Additionally, to the extent inflation increases tenant's sales volume, percentage rents may tend to offset the effects of inflation on the Company. Because Triple Net leases also require the restaurant operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs (including environmental costs) and insurance, some or all of the inflationary impact of these expenses will be borne by the property operator and not by the Company. Inflation does impact the Company through the purchase of gasoline by the retail segment.

Seasonality

        Fast food restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increased leisure travel. This seasonality can be expected to cause fluctuations in the Company's quarterly revenue to the extent it recognizes percentage rent.

New Accounting Pronouncements

        SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and was adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recorded a cumulative effect of change in accounting principle of $270,000 on January 1, 2003. The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company's gas stations.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. Portions of the Statement that are applicable to the Company include the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. When the Company adopts FASB

Statement No. 145, any gain or loss on extinguishment of debt will be included in income from continuing operations, rather than as an extraordinary item. In addition, $26,000 and $944,000 of losses from extinguishment of debt that occurred in 2002 and 2001, respectively, will be reclassified from extraordinary items into continuing operations.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. The Company anticipates no material impact on its financial statements from the adoption of this accounting standard.

        SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. At this time, the Company does not intend to adopt SFAS No. 123, so the impact of this new Standard is expected to be limited to the additional disclosure requirements beginning with the first interim period of 2003.

        FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Company has made commitments to remodel certain properties. As of December 31, 2002, the Company had 9 Burger King restaurants and one car wash with remodeling grants available totaling approximately $515,000.

        FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN does not affect the Company at this time as it has no interests that would require consolidation under this Interpretation.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices, except as noted below. The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

        The fair value of the Company's investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest-bearing instruments. However, the Company's investment portfolio of $3,025,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company's operations. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

        An increase or decrease in interest rates and fees would affect interest costs relating to the Company's variable rate debt. Variable rate debt consists of Triple Net Lease Mortgage Certificates (the Certificates) and borrowings under the Credit Agreement with Bank of America.

        At December 31, 2002, there was $168,220,000 of variable rate debt outstanding on the Certificates. The Certificates bear interest at the 30-day LIBOR plus 100.6 basis points. The Company entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000 which was subsequently reduced to $30,000,000 during the fourth quarter of 2001 and further reduced to $15,000,000 during the second quarter of 2002. The Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR under this swap agreement.

        In conjunction with the offering of the Certificates, the Company entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% expiring June 2004 on a notional amount of $25,000,000; an interest rate swap at a fixed rate of 1.9975% expiring August 2003 on a notional amount of $50,000,000; and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% expiring August 2005 on an original notional amount of $80,000,000, which has been reduced to $69,699,000 as of December 31, 2002. These derivatives effectively lock in $25,000,000 at 3.426% (2.42% plus 1.006%) through June 2004, lock in $50,000,000 at 3.004% (1.9975% plus 1.006%) through August 2003, and lock in $69,699,000 as of December 31, 2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) through August 2005.

        The Company may borrow funds under its $35,000,000 Credit Agreement with Bank of America at Prime plus 3.00%, at LIBOR plus 3.00% or a combination of the two. As of December 31, 2002, borrowings outstanding under this agreement were $25,000,000.

        Based on the Company's variable rate debt and the derivatives designated as cash flow hedges against this debt, a 10.0% increase or decrease in interest rates (representing 1.49 basis points) would result in an annual increase or decrease in interest charges of approximately $53,000.

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

        The Company has on occasion issued shares of Common Stock or OP Units in exchange for property, and has guaranteed a minimum value for those shares/units. Should the market value of the Common Stock not reach the guaranteed value by a specified date (usually two or three years after issue), then the Company may be obligated to issue additional shares/units under the guarantee agreements. In August 2002, 131,915 OP Units with a guaranteed market price of $23.50 per unit were exchanged for 221,482 shares of Common Stock. At December 31, 2002, 100% of the OP Units outstanding were owned by the Company.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 11. Executive Compensation.

        The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column
Equity compensation plans approved by security holders	208,500	$12.75	582,686

Equity compensation plans not approved by security holders	0	0	0

Item 13. Certain Relationships and Related Transactions.

        The information required by this item will be incorporated by reference from the Company's definitive Proxy Statement for its 2003 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934.

Item 14. Controls and Procedures

        The Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer) have concluded, based on his/her evaluation as of a date within 90 days prior to the date of the filing of this Report, that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions in regard to significant deficiences and material weaknesses.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

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
Date: March 31, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S. Restaurant Properties, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/s/ ROBERT J. STETSON Robert J. Stetson	Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2003
/s/ STACY M. RIFFE Stacy M. Riffe	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 31, 2003
/s/ DAVID M. WEST David M. West	Chairman of the Board of Directors and Director	March 31, 2003
/s/ LEN W. ALLEN, JR. Len W. Allen, Jr.	Director	March 31, 2003
/s/ G. STEVEN DAWSON G. Steven Dawson	Director	March 31, 2003
/s/ JOHN C. DETERDING John C. Deterding	Director	March 31, 2003
/s/ ROBERT GIDEL Robert Gidel	Director	March 31, 2003
/s/ JAMES H. KROPP James H. Kropp	Director	March 31, 2003
/s/ GREG I. STRONG Greg I. Strong	Director	March 31, 2003

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Robert J. Stetson, Chief Executive Officer of the registrant, certify that:

1.
I have reviewed this annual report on Form 10-K of U.S. Restaurant Properties, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert J. Stetson
Robert J. Stetson
Chief Executive Officer

Dated: March 31, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Stacy M. Riffe, Chief Financial Officer of the registrant, certify that:

1.
I have reviewed this annual report on Form 10-K of U.S. Restaurant Properties, Inc.

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5.
The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

a)
All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

6.
The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Dated: March 31, 2003

Index to Financial Statements

U.S. Restaurant Properties, Inc.
Consolidated Financial Statements

Independent Auditors' Report

The Board of Directors and Shareholders
U.S. Restaurant Properties, Inc.
Dallas, Texas

        We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties, Inc. and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, comprehensive operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Restaurant Properties, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 2 to the financial statements under the caption "Long-Lived Assets", the Company changed its method of accounting for discontinued operations in 2002 as required by Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

DELOITTE & TOUCHE LLP

Dallas, Texas
March 11, 2003

U.S. Restaurant Properties, Inc.
Consolidated Balance Sheets
(In thousands, except per share data)

	December 31, 2002	December 31, 2001
Assets
Property, net
Land	$202,404	$184,074
Buildings and leasehold improvements	376,506	362,920
Machinery and equipment	11,868	11,018

	590,778	558,012
Less: accumulated depreciation	(100,571)	(83,233)

	490,207	474,779
Assets held for sale	—	22,071
Construction in progress	256	640
Cash and cash equivalents	4,392	10,346
Restricted cash and marketable securities	2,211	6,622
Rent and other receivables, net (includes $2,531 and $3,460 allowance for doubtful accounts at December 31, 2002 and December 31, 2001, respectively)	7,299	6,747
Straight line rent, net (includes $484 and $1,287 allowance for doubtful accounts at December 31, 2002 and December 31, 2001, respectively)	11,854	10,013
Prepaid expenses and other assets	3,354	2,534
Inventories	1,289	633
Investments	3,025	5,108
Notes receivable, net (includes $13 and $488 due from related parties and $3,636 and $4,040 allowance for doubtful accounts at December 31, 2002 and December 31, 2001, respectively)	9,805	8,145
Mortgage loans receivable, net (includes $583 and $2,500 allowance for doubtful accounts at December 31, 2002 and December 31, 2001, respectively)	34,932	16,187
Net investment in direct financing leases	518	1,300
Deferred financing costs and intangibles, net	9,935	12,383

Total assets	$579,077	$577,508

continued on next page
 See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Balance Sheets (continued)
(In thousands, except per share data)

	December 31, 2002	December 31, 2001
Liabilities and stockholders' equity
Accounts payable and accrued liabilities	$18,142	$18,255
Accrued dividends and distributions	2,181	6,112
Unearned contingent rent	826	1,124
Deferred gain on sale of property	926	215
Line of credit	25,000	—
Interest rate swap agreements at fair value	4,536	3,746
Notes payable	327,428	336,140
Mortgage note payable	946	979

Total liabilities	379,985	366,571
Commitments and contingencies
Minority interest in operating partnerships	52,845	54,337
Stockholders' equity
Preferred stock, $.001 par value per share; 50,000 shares authorized, Series A—3,680 shares issued and outstanding at December 31, 2002 and December 31, 2001 (aggregate liquidation value of $92,000)	4	4
Common stock, $.001 par value per share; 100,000 shares authorized, 19,832 and 19,459 shares issued and outstanding at December 31, 2002 and December 31, 2001, respectively	20	19
Additional paid-in capital	327,756	324,448
Excess stock, $.001 par value per share 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(4,411)	(5,071)
Loans to stockholders for common stock	(299)	(850)
Distributions in excess of net income	(176,823)	(161,950)

Total stockholders' equity	146,247	156,600

Total liabilities and stockholders' equity	$579,077	$577,508

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statements of Operations
(In thousands, except per share data)

	Years ended December 31,
	2002	2001	2000
Real Estate
Revenues:
Rental income	$67,813	$68,738	$73,778
Interest income	3,974	5,350	5,488
Amortization of unearned income on direct financing leases	280	309	577

Total revenues	72,067	74,397	79,843
Expenses:
Property	5,001	4,938	5,021
Depreciation and amortization	22,005	21,413	23,957
General and administrative	8,396	8,671	9,228
Provision for doubtful accounts	(1,661)	4,727	8,860
Interest	17,343	24,156	29,481
Amortization of deferred financing costs	2,018	5,232	1,225
Derivative settlement payments	3,441	2,065	—
Termination of management contract	—	—	(3,713)
Impairment of long-lived assets	1,182	16,274	5,120
Fair value adjustment for interest rate swaps	(522)	2,602	—

Total expenses	57,203	90,078	79,179

Income (loss) from real estate operations	14,864	(15,681)	664
Retail Operations
Operating revenue	39,622	14,520	—
Operating general and administrative expenses	(5,667)	(1,643)	—
Depreciation and amortization	(56)	(4)	—
Cost of sales	(33,276)	(12,726)	—

Income from retail operations	623	147	—
Gain on sale of property	—	3,607	2,725

Income (loss) from continuing operations	15,487	(11,927)	3,389
Minority interests	(4,681)	(4,485)	(4,139)

Net income (loss) from continuing operations before extraordinary item	10,806	(16,412)	(750)
Income (loss) from discontinued operations	3,488	(1,256)	705
Extraordinary loss on early extinguishment of debt	(26)	(944)	—

Net income (loss)	14,268	(18,612)	(45)
Dividends on preferred stock	(7,102)	(7,102)	(7,102)

Net income (loss) allocable to common stockholders	$7,166	$(25,714)	$(7,147)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations	$0.18	$(1.31)	$(0.51)
Income (loss) from discontinued operations	0.18	(0.07)	0.05
Extraordinary loss on early extinguishment of debt	—	(0.05)	—

Net income (loss) per share	$0.36	$(1.43)	$(0.46)

Weighted average shares outstanding
Basic	19,660	17,999	15,404
Diluted	19,762	17,999	15,404

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statements of Comprehensive Operations
(In thousands)

	Years ended December 31,
	2002	2001	2000
Net income (loss)	$14,268	$(18,612)	$(45)
Cumulative effect of change in accounting for derivative instrument	—	(1,474)	—
Reclassification adjustment—hedge settlement	—	1,474	—
Other comprehensive income (loss)—
change in unrealized loss on derivative valuation	(1,862)	(2,549)	—
change in unrealized loss on investments	2,522	(682)	(11)

Comprehensive income (loss)	$14,928	$(21,843)	$(56)

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statement of Stockholders' Equity
For the Years Ended December 31, 2002, 2001, 2000
(In thousands)

	Preferred Stock		Common Stock
					Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Loans To Shareholders	Distributions In Excess of Net Income
	Shares	Par Value	Shares	Par Value					Total
Balance at January 1, 2000	3,680	$4	15,405	$15	$281,420	$(1,829)	$—	$(85,446)	$194,164
Net loss								(45)	(45)
Loans to officers for common stock purchases			35	1	299		(300)		—
Common stock issued for QSV merger			1,973	1	21,001				21,002
Common stock repurchased and retired, and converted OP units			4		(86)				(86)
Change in unrealized loss on investments						(11)			(11)
Distributions declared on common stock								(17,597)	(17,597)
Distributions declared on preferred stock								(7,102)	(7,102)

Balance at December 31, 2000	3,680	4	17,417	17	302,634	(1,840)	(300)	(110,190)	190,325
Net loss								(18,612)	(18,612)
Purchase of common stock by officers			100	1	1,099		(550)		550
Cumulative effect of change in accounting for derivative instrument						(1,474)			(1,474)
Reclassification adjustment						1,474			1,474
Proceeds from sale of common stock			1,877	1	19,837				19,838
Proceeds from exercised stock options			83		880				880
Stock-based compensation to employees			8		321				321
Common stock repurchased and retired			(26)		(323)				(323)
Other comprehensive loss—
Change in unrealized loss on derivatives						(2,549)			(2,549)
Change in unrealized loss on investments						(682)			(682)
Distributions declared on common stock								(26,046)	(26,046)
Distributions declared on preferred stock								(7,102)	(7,102)

Balance at December 31, 2001	3,680	4	19,459	19	324,448	(5,071)	(850)	(161,950)	156,600
Net income								14,268	14,268
Purchase of common stock by officers			10		120		(24)		96
Repayment by officers of loans for common stock purchases							763		763
Common stock received and retired as repayment of officer loans			(20)		(287)		287		—
Reclassification of officer notes							(475)		(475)
Proceeds from exercised stock options			162	1	1,749				1,750
Stock-based compensation to employees					315				315
Common stock issued to redeem guaranteed price OP units			221		1,411				1,411
Other comprehensive income (loss)—
Change in unrealized loss on derivatives						(1,862)			(1,862)
Change in unrealized loss on investments						2,522			2,522
Distributions declared on common stock								(23,815)	(23,815)
Distributions declared on preferred stock								(5,326)	(5,326)

Balance at December 31, 2002	3,680	$4	19,832	$20	$327,756	$(4,411)	$(299)	$(176,823)	$146,247

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$14,268	$(18,612)	$(45)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	22,680	22,799	25,105
Extraordinary loss on extinguishment of debt	26	944	—
Amortization of deferred financing costs and discounts	1,980	5,329	1,178
Impairment of long-lived assets	2,406	18,445	6,106
Provision for doubtful accounts	(1,661)	4,727	8,860
Stock-based compensation	315	321	—
Unrealized loss on trading securities	—	(178)	—
Accretion of interest income	(487)	(828)	(752)
Fair value adjustment for interest rate swap agreements	(522)	2,602	—
Minority interests	4,681	4,485	4,139
Gain on sale of property	(4,241)	(3,607)	(2,725)
Loss (gain) on sale of investments	(207)	(402)	816
Termination of management contract	—	—	(3,713)
Increase in rent and other receivables, net	(1,117)	(2,463)	(6,946)
Increase in straight line rent, net	(2,033)	(1,629)	(1,217)
Decrease (increase) in prepaid expenses	43	1,668	(1,516)
Increase in inventories	(655)	(633)	—
Reduction in net investment in direct financing leases	611	774	2,819
Increase (decrease) in accounts payable and accrued liabilities	(700)	(905)	1,684
Increase (decrease) in unearned contingent rent	(298)	41	(1,146)

Cash flows from operating activities	35,089	32,878	32,647
Cash flows from investing activities:
Proceeds from sale of property and equipment	24,393	23,072	47,588
Purchase of property	(19,436)	(1,769)	(17,072)
Purchase of machinery and equipment	(519)	(220)	(140)
Purchase of investments	(3,993)	(3,490)	—
Proceeds from sale of investments	8,762	594	259
Distributions received from investments	581	105	152
Decrease in retainage payable	—	—	(1,370)
Decrease (increase) in restricted cash	4,411	(6,580)	13,052
Mortgage notes receivable acquired	(39,133)	(40)	(57)
Mortgage loans receivable principal payments	5,267	3,973	2,344
Notes receivable issued	(1,275)	(1,635)	(8,365)
Increase (decrease) in lease acquisition premiums	(104)	(39)	—
Notes receivable principal payments	612	4,683	4,612

Cash flows from investing activities	(20,434)	18,654	41,003

continued on next page
 See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Consolidated Statements of Cash Flows (continued)
(In thousands)

	Years ended December 31,
	2002	2001	2000
Cash flows from financing activities:
Proceeds from line of credit	$39,700	$—	$35,121
Payments on line of credit	(14,700)	(119,036)	(75,671)
Distributions to minority interest shareholders	(4,762)	(4,932)	(6,001)
Cash contribution by minority interest shareholder	—	52	—
Cash distributions to stockholders	(25,961)	(23,640)	(23,509)
Payment of preferred stock dividends	(7,102)	(7,102)	(7,102)
Proceeds from sale of stock and exercised stock options	1,846	21,266	—
Repayment by officers of loans for common stock purchases	763	—	—
Payments on notes/mortgage payable	(9,624)	(261,765)	(29)
Proceeds from notes/mortgage payable	—	360,700	—
Financing costs	(769)	(11,915)	(269)
Payments on capitalized lease obligations	—	—	(1)
Purchase and retirement of common stock	—	(323)	(375)

Cash flows from financing activities	(20,609)	(46,695)	(77,836)

Increase (decrease) in cash and cash equivalents	(5,954)	4,837	(4,186)
Cash and cash equivalents at beginning of period	10,346	5,509	9,695

Cash and cash equivalents at end of period	$4,392	$10,346	$5,509

Supplemental disclosure:
Interest paid, net of amounts capitalized of $0, $52 and $739, respectively	$17,390	$25,363	$22,286

Income taxes paid (including state income and franchise taxes)	$238	$406	$419

Non-cash investing and financing activities:
Mortgage loans receivable used for property acquisitions	$20,000	$—	$—
Notes received on sale of property	3,905	1,308	1,233
OP units converted to common stock	1,411	—	21,389
Net transfer of property from direct financing leases to property and equipment	171	680	—
Transfers from construction in progress to property	43	8,541	29,877
Notes written-off on repossession of property	—	1,490	306
Sale of trading security—funds in transit	—	1,200	—
Security deposit and note receivable transferred	—	700	—

See Notes to Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2002, 2001 and 2000

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

        The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating, L.P. ("OP"). As of December 31, 2002, the Company owned 100% of and controlled the OP.

        The Company had 19,831,689 and 19,459,207 shares of Common Stock outstanding at December 31, 2002 and 2001, respectively.

2.    Accounting Policies

        The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Consolidation

        The consolidated financial statements reflect the accounts of the Company, the OP and their wholly owned and majority owned subsidiaries after elimination of all material intercompany transactions.

Cash and Cash Equivalents

        Cash and cash equivalents include short-term, highly liquid investments with maturities at the date of purchase of three months or less.

Restricted Cash and Marketable Securities

        Restricted cash consists of approximately $1,471,000 cash on deposit with the trustee for the $180,000,000 Triple Net Lease Mortgage Certificates (the "Certificates") and approximately $740,000 on deposit and being used as security for a letter of credit for the purchase of fuel, as tax escrow and other marketable securities accounts.

Revenue Recognition

        The Company derives its real estate revenues primarily from the leasing of its properties to operators (primarily restaurants) on a "triple net" basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable. Accordingly, the accompanying consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and received payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company has recorded rent revenues associated with ground lease reimbursements of $3,613,000, $3,858,000 and $3,735,000, of which $482,000, $504,000 and $493,000 is reflected in Income (loss) from discontinued operations for the years ended December 31, 2002, 2001 and 2000, respectively. The treatment of ground rents has changed from prior years due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred" during 2002. In accordance with this consensus, prior periods presented have also been reclassified. Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis. Contingent rent is recognized as revenue after the related lease sales targets are achieved.

        The Company derives its retail revenues from the sale of gasoline, car washes, convenience store merchandise, and food sales at restaurants operated by the Company. Revenue is recognized upon the sale of gasoline, merchandise or the delivery of services.

Depreciation and Amortization

        Depreciation is computed using the straight-line method over estimated useful lives of 3 to 20 years for financial reporting purposes. Deferred financing costs are amortized using the straight-line method over the life of the related loans. Intangible assets are amortized on a straight-line basis over 40 years.

Use of Estimates

        The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported or disclosed amounts of certain assets, liabilities, contingent assets and liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates. The valuation allowances associated with the Company's rent, notes and mortgage loans receivable represent significant estimates.

Rent, Notes and Mortgage Loans Receivable

        Rent receivables are recorded on an accrual basis with the revenue and the related receivable recorded when billed. The Company does not charge interest on rent receivables. The Company acquires notes and mortgage loans receivable primarily as partial proceeds in the sale of properties. Interest income on these notes are recorded on an accrual basis. However, when circumstances indicate that the ultimate collection of a receivable is doubtful, revenue is recorded on a cash basis. Indicators of possible doubtful collection may include bankruptcy filings and anticipated work-out agreements. In addition, if the Company has collected no payments on a particular receivable for over five months, revenue is recorded on a cash basis as well. Once a lease receivable has been placed on cash basis accounting, it will remain on that basis until there have been several months of on-time payments received. See Footnote 4 for information on receivables over 90 days past due.

Allowance for Doubtful Accounts

        The Company regularly analyzes its receivables on an individual basis for uncollectibility and the related reserves are analyzed for adequacy. Accounts receivable balances that are $20,000 or more and have been outstanding for 60 days or more are reviewed. All balances due from these tenants are reviewed and evaluated, including rent receivables, notes receivable, mortgage loans receivable, interest receivable and deferred rent receivables. All information regarding the creditworthiness of the tenants and debtors are reviewed, including bankruptcy filings and financial statements. Company policy is to review at least 90% of the accounts receivable that are over 90 days past due. Once a reserve has been established for a tenant or debtor, the Company maintains that reserve until there has been a proven history of cash payment performance. After at least two months of cash payments, the circumstances pertaining to the tenant or debtor is reevaluated to estimate the ultimate collectibility of the receivable. Receivables are written-off only upon written approval by a member of the executive management of the Company.

        Each note and mortgage loan receivable with amounts past due for over 5 months or which are otherwise problematic or of concern due to other factors are included in the analysis. The Company evaluates its notes and mortgage loans receivables in accordance with FASB Statement No. 114, "Accounting by Creditors for Impairment of a Loan." A note or mortgage is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the impairment is measured based on the excess, of the recorded investment in the loan over either (1) the present value of expected future cash flows (including costs to sell, if applicable) discounted at the loan's effective interest rate, or (2) the fair value of the collateral if the loan is collateral dependent or if foreclosure is probable. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impairments are recognized by creating a valuation allowance with a corresponding charge to provision for doubtful accounts or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to provisions for doubtful accounts. Subsequent to the initial measurement of impairment, if there is a significant change in the amount or timing of an impaired loan's expected future cash flows or the fair value of the collateral, or if actual cash flows are significantly different from the cash flows previously projected, the Company recalculates the impairment and adjusts the valuation allowance.

Construction in Progress

        The Company's construction in progress consists of land and improvements for the development of restaurant, service station and other service retail properties. The Company accumulates costs to develop new retail properties as construction in progress. These developed properties are transferred from construction in progress to land, building and improvements once complete and accounted for under the Company's current property depreciation policies based on historical costs. In addition, the Company capitalizes interest during the period of time required to get the retail properties ready for their intended use. The Company capitalized interest of $52,000 and $739,000 in 2001 and 2000, respectively. No interest was capitalized in 2002.

Long-Lived Assets

        Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual asset basis. Intangible assets were recorded for the excess of cost over the net investment in direct financing leases in 1986. These intangible assets are being amortized and evaluated in accordance with the requirements of SFAS No. 142, "Goodwill and Other Intangible Assets" effective January 1, 2002. The Company's management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant's sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is required because estimated undiscounted cash flows are less than the carrying amount of the asset, secures an estimate of fair market value of the property affected. On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires current and historical results of operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified and presented separately as discontinued operations. The operating results of properties disposed of subsequent to January 1, 2002, as well as the net gain on disposal are included in the Consolidated Statement of Operations under the caption "Income (loss) from discontinued operations."

        A long-lived asset is classified as held for sale when the Company's management commits to a plan to sell the asset, the asset is available for immediate sale, a program to sell the asset at its estimated marked value has been initiated, the sale of the asset is probable within one year, and it is unlikely that the plan to sell will change. An asset classified as held for sale is recorded at the lower of net book value or estimated selling price less cost to sell.

Concentration of Risk

        The Company mitigates its concentration of risk by diversifying the number of restaurant concepts operating on its properties, with no one concept except Burger King® (21.08%) accounting for more than 8.09% of the Company's total properties. The properties are further diversified by the number of tenants, with no tenant operating more than 10% of the Company's total properties. Geographically, the Company has properties located in 48 states, with no state except Texas (30.76%) accounting for more that 6.74% of the Company's properties.

Income Taxes

        The Company has continuously elected to be taxed as a REIT for federal income tax purposes since October 15, 1997 as provided under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to federal income taxation if it distributes 90% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company believes it qualified as a REIT for the taxable period ended December 31, 2002, and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

        In 2001, the Company formed Fuel Supply Inc. ("FSI"), a taxable REIT subsidiary, to operate the Company's vacant properties on an interim basis. This taxable REIT subsidiary is subject to federal income taxes. The income tax provisions are based on pretax financial accounting income or loss. The Company accounts for income taxes pursuant to Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes", which uses the liability method to calculate deferred income taxes. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

        Income tax expense (excluding franchise taxes) was $79,000 and $31,000 for the years ended December 31, 2002 and 2001, respectively and is included under the caption "Operating general and administrative expenses" in the "Retail Operations" section of the Consolidated Statement of Operations. The Company's only significant deferred tax assets are its net operating loss carryforwards at December 31, 2002 and 2001, which have a full valuation allowance.

Investments

        The Company records its investments in debt and equity securities at their fair value, except for debt securities that the Company intends to hold to maturity or equity securities that are not readily marketable, which are accounted for under the equity or cost method. The Company classifies debt securities as either available for sale, or as trading securities when the Company intends to sell the security in the near future. The difference between cost and fair market value of available for sale securities is recorded as a component of other comprehensive operations. The difference between cost and fair market value of trading securities is recorded as a component of interest income.

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

        Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, stock on which the price is guaranteed ("Guaranteed Stock"), on contingent shares or units relating to the termination of the QSV management contract, convertible Preferred Stock and OP units (collectively "Common Stock Equivalents"). These Common Stock Equivalents were dilutive in 2002 except for convertible Preferred Stock. All Common Stock Equivalents were antidilutive in 2001 and 2000. (See Notes 6 and 11) A reconciliation of the basic and diluted weighted average shares is as follows (in thousands, except per share data):

	Years ended December 31,
	2002	2001	2000
Net income (loss) allocable to common stockholders	$7,166	$(25,714)	$(7,147)

Weighted average common shares outstanding	19,660	17,999	15,404
Common stock equivalents	102	—	—

Common shares and common stock equivalents	19,762	17,999	15,404

Net income (loss) per common share:
Basic and diluted	$0.36	$(1.43)	$(0.46)

Anti-dilutive common stock equivalents excluded:
Convertible preferred stock	3,453	3,453	3,453
OP units	—	134	1,286
Guaranteed stock	—	81	188
Contingent stock	—	—	820
Stock options	—	33	—

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

        The Company has elected, as provided by SFAS No. 123, not to recognize compensation expense for employee equity based compensation as calculated under SFAS No. 123, but will recognize any related expense in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees." The Company's annual pro-forma disclosures will not change significantly upon the adoption of SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" in 2003. Disclosure of pro-forma amounts required by SFAS No. 123 are included below for each of the past three years (in thousands, except per share data).

	2002	2001	2000
Net income (loss) available to Common Stockholders:
As reported	$7,166	$(25,714)	$(7,147)
Proforma	$7,006	$(25,853)	$(7,583)
Basic and diluted income (loss) per share:
As reported—basic and diluted	$0.36	$(1.43)	$(0.46)
Proforma—basic	$0.36	$(1.44)	$(0.49)
Proforma—diluted	$0.35	$(1.44)	$(0.49)
Stock options:
Compensation value per option granted	$2.01	$2.15	$1.61
Compensation cost	$160	$139	$436

Comprehensive Income

        Comprehensive income items are revenues, expenses, gains and losses that under accounting principles generally accepted in the United States of America are excluded from current period net income and reflected as a component of equity. The Company records comprehensive income related to its unrealized gains and losses on investments classified as available for sale and its unrealized gains and losses on derivative instruments that are classified as cash flow hedges.

Minority Interest

        The net proceeds from the issuance of $55,000,000 of 8.5% preferred partnership interest issued in 1999 by a subsidiary of the Company is recorded as minority interest. Minority interests were recorded for the 131,915 and 14,254 OP units issued in 1999 and 1998, respectively, in conjunction with certain property acquisitions. These units were recorded at the fair value of the units on the date of the transaction based on the market value of a share of Common Stock. During 2001 and 2000, 2,429 and 11,825 of the OP units issued in 1998 in conjunction with property acquisitions were converted to Common Stock or purchased from the unitholder. During 2002, all 131,915 of the OP units issued in 1999 were converted to Common Stock. As of December 31, 2002, all OP units were owned by the Company.

Segment Reporting

        Effective in 2001, with the formation of FSI and the commencement of retail operations, the Company has two operating segments, real estate and retail. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. (See Note 13)

        Real Estate.    Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its revenues primarily from rental income received on its 816 restaurant and service station properties located throughout 48 states.

        Retail.    Commencing in 2001, the Company formed FSI, which began retail sales. At December 31, 2002, FSI had operations at 26 service stations, three restaurants, and one car wash. Revenues from this segment are generated from the gasoline, food and convenience store sales at these 30 locations.

Environmental Remediation Costs

        The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Under the terms of the Company's standard lease agreement, the tenant is responsible for environmental remediation and is required to maintain standard environmental insurance. The Company's management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Company as of December 31, 2002 or 2001.

Derivative Financial Instruments

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, was effective for the Company January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in the fair values is dependent upon the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item will be recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative will be recorded in other comprehensive income and will be recognized in the income statement when the hedged item affects earnings. SFAS No. 133 defines new requirements for designation and documentation of hedging relationships as well as ongoing effectiveness assessments in order to use hedge accounting. For a derivative that does not qualify as a hedge, changes in fair value are recognized in earnings.

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

        SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued in June 2001, and was adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recorded a cumulative effect of change in accounting principle of $270,000 on January 1, 2003. The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company's gas stations.

        SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" was issued in April 2002 and is effective for fiscal years beginning after May 15, 2002. Portions of the Statement that are applicable to the Company include the rescission of FASB Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment to FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. When the Company adopts FASB Statement No. 145, any gain or loss on extinguishment of debt will be included in income from continuing operations, rather than as an extraordinary item. In addition, $26,000 and $944,000 of losses from early extinguishment of debt that occurred in 2002 and 2001, respectively, will be reclassified from extraordinary items into continuing operations.

        SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" was issued in June 2002 and will be effective for exit or disposal activities subsequent to December 31, 2002. The Company anticipates no material impact on its financial statements from the adoption of this accounting standard.

        SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123," was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 "Accounting for Stock-Based Compensation," as well as requiring additional disclosures in interim and annual financial statements. At this time, the Company does not intend to adopt SFAS No. 123, so the impact of this new Standard is expected to be limited to the additional disclosure requirements beginning with the first interim period of 2003.

        FASB Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," requires disclosures beginning with financial statements ending after December 15, 2002 and requires liability recognition beginning January 1, 2003. The Company has made commitments to remodel certain properties. As of December 31, 2002, the Company had 9 Burger King restaurants and one car wash with remodeling grants available totaling approximately $515,000.

        FIN No. 46, "Consolidation of Variable Interest Entities" was issued in January 2003. This interpretation of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN does not affect the Company at this time as it has no interests that would require consolidation under this Interpretation.

3.    Property

        On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement requires current and historical results of operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified and presented separately as discontinued operations. Results of discontinued operations relate to the sale or disposal of 46 properties during 2002. The operating results of these properties as well as the net gain on disposal are included in the Consolidated Statement of Operations under the caption "Income (loss) from discontinued operations" as follows (in thousands):

	Years ended December 31,
	2002	2001	2000
Operating Income before Depreciation, Amortization & Impairment	$1,090	$2,297	$2,839
Depreciation and amortization	(619)	(1,382)	(1,148)
Impairment of long-lived assets	(1,224)	(2,171)	(986)

	(753)	(1,256)	705
Gain on sale of property	4,241	—	—

Income (loss) from discontinued operations	$3,488	$(1,256)	$705

Acquisitions

        During 2002, the Company paid $17,332,000 in cash and $20,000,000 in mortgage notes receivable for the acquisition of 51 properties, comprised of 18 Shoney's and 33 Captain D's locations. The Company also paid $2,104,000 for other land and building additions and $519,000 for machinery and equipment additions.

        During 2001, the Company repossessed two properties secured by two notes and capitalized these properties at the net book value of the notes, which was less than the fair value of the properties. The Company also acquired one building from a tenant who defaulted on a land-only lease. The building was recorded at the carrying value of the receivable due from the tenant, which was less than the fair market value of the building. During the year, the Company transferred $8,541,000 of construction costs associated with land on which no further development is intended to be performed, from construction in progress to land, building and equipment and made property additions in the amount of $1,989,000.

        During 2000, the Company acquired eight properties, including the repossession of one property that secured a note receivable. The aggregate consideration paid for these acquisitions, including the value of construction in progress additions for the year, was $17,072,000 in land and building costs, and $140,000 in machinery and equipment.

Dispositions

        During 2002, the Company sold or disposed of 46 properties for cash of $24,393,000, net of closing costs, and notes receivable of $3,905,000, resulting in a gain of $4,241,000. In accordance with SFAS No. 66, "Accounting for Real Estate Sales", the Company deferred $831,000 of gains on sale as collectibility of certain notes receivable was uncertain. These deferred gains will be recognized using the installment method of accounting.

        During 2001, the Company sold or disposed of 41 properties for cash of $23,072,000, net of closing costs and notes receivable of $1,308,000, resulting in a gain of $3,607,000. The Company deferred gains on these sales equal to $97,000 as collectibility of certain notes receivable was uncertain.

        During 2000, the Company sold or disposed of 70 properties for cash of $47,588,000, net of closing costs and notes receivable of $1,233,000, resulting in a gain of $2,725,000. The Company did not defer any gains on the sale of these properties.

Asset Impairment

        As a result of the Company's regular analysis of its real estate to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, the Company recorded total impairment charges of $2,406,000, $18,445,000 and $6,106,000 for the years ended December 31, 2002, 2001 and 2000, respectively. Of the total impairment charges recorded, $1,224,000, $2,171,000 and $986,000 for 2002, 2001 and 2000, respectively, are included in income (loss) from discontinued operations.

        The assets classified as held for sale as of December 31, 2001 of $22,071,000 were reclassified to held and used during the second quarter of 2002 because the assets no longer met the criteria to continue to be classified as held for sale. The change in circumstances resulted from the termination of a sales agreement for the assets by the potential purchaser during the second quarter of 2002, followed by the Company's decision to operate the assets for the foreseeable future. As required by FASB Statement No. 144, at the time the assets were reclassified, the Company estimated the fair value of each asset individually, and recorded each asset at the lower of its (a) carrying amount before the asset was classified as held for sale, adjusted for any depreciation expense that would have been recognized had the asset been continuously classified as held and used, or (b) fair value. In the second quarter of 2002, the Company recorded $610,000 of impairment charges related to these assets as well as depreciation expense of $690,000 for the period April 1, 2001 through June 30, 2002, the period of time that these assets were classified as held for sale.

4.    Other Balance Sheet Information

	December 31,
	2002	2001
	(in thousands)
Deferred financing costs and intangibles, net
Deferred financing costs and intangibles	$24,856	$28,143
Less accumulated amortization	(14,921)	(15,760)

	$9,935	$12,383

Accounts payable and accrued liabilities
Accounts payable and accrued expenses	$10,109	$10,656
Accrued interest expense	3,254	3,280
Unearned income	4,779	4,319

	$18,142	$18,255

        As of December 31, 2002, the maturities of all notes receivable and mortgage loans receivable for the next five years are as follows (in thousands):

	Notes Receivable	Mortgage Loans Receivable
2003	$1,909	$18,554
2004	1,253	—
2005	1,088	—
2006	1,386	—
2007	2,867	—
Later	5,401	16,961

	$13,904	$35,515
Less: commitment fees	(463)	—
Less: allowance for doubtful accounts	(3,636)	(583)

	$9,805	$34,932

        The Company has significant mortgage notes receivable due from Lyon's of California, Inc. ("Lyons"). These notes are secured by certain Lyons restaurant properties and are partially guaranteed by ICH Corporation ("ICH"), the former owner of Lyon's. Sybra, Inc. ("Sybra"), a former wholly owned subsidiary of ICH, was the lessee of 59 of the Company's Arby's® restaurants, making it the Company's largest tenant.

        In 2001, the Company was notified that Lyons had filed for protection under Chapter 11 of the bankruptcy code. Therefore, in 2001, the Company recorded reserves of $2,500,000 and $275,000 on the balances due from Lyons and ICH, respectively. Interest income associated with the Lyons notes has not been recognized since September 2001. All post-bankruptcy rent continued to be collected from Sybra. Annual rent on the Sybra properties is approximately $4,619,000. In 2002, the Company was notified that ICH and Sybra had filed for protection under Chapter 11 of the bankruptcy code.

        During 2002, Lyons emerged from Chapter 11 Bankruptcy and per the terms of the Plan of Reorganization approved by the United States Bankruptcy Court, certain Lyons restaurants will be sold in order to compensate its creditors. The Company will receive some of the proceeds as these properties are sold. In addition, the Plan of Reorganization provides for the payment of franchise royalties and cash payments from the cash flow of the Lyons in Sacramento, CA, of which the Company will most likely also be one of the recipients. The timing and exact amounts to be collected by the Company from the proceeds on sales of and cash flows from Lyons properties cannot be determined at this time.

        In December 2002, pursuant to a Plan of Reorganization approved by the United States Bankruptcy Court, Sybra was acquired by Triarc Companies Inc. ("Triarc"). Triarc assumed all of the Company's Sybra leases and is now the Company's largest tenant. The Bankruptcy Court, in accepting Triarc's purchase of Sybra, required that the proceeds from the purchase be placed in escrow with the Court for the benefit of the unsecured creditors. These funds are currently in escrow and the Company expects to receive its share in 2003.

        Although the exact amount of recoverability on the Lyons notes is uncertain, the Company expects to recover almost all of the original principal balance because the fair value of the collateral has become more certain. Therefore, in 2002, the Company reduced the reserve on the Lyons notes by $1,917,000 as a credit to the provision for doubtful accounts. As of December 31, 2002, there was approximately $7,633,000 due on the notes receivable from Lyons, for which $583,000 was reserved. As of December 31, 2002, there was approximately $567,000 due from ICH, of which $275,000 was reserved. Management will continue to evaluate the collectibility of its receivables from Lyons and ICH as additional factors become known. Due to uncertainties surrounding the bankruptcy of Lyons and ICH, it is reasonably possible that the estimate of the valuation allowances associated with these notes and mortgage loans receivable may change in the near term.

5.    Investments

        As of December 31, the Company's investments in debt and equity securities consisted of the following:

	2002	2001
	(In thousands)
Debt securities	$—	$4,465
Cost method investments	3,025	643

Total investments	$3,025	$5,108

        The Company's investments in debt securities are recorded at fair value in accordance with SFAS No. 115. The investments in debt securities as of December 31, 2001 consisted of available for sale securities of $2,314,000 and trading securities of $2,151,000. The available for sale securities consisted of two investments in corporate bonds that were both disposed of in 2002, in which resulted in the reversal of unrealized comprehensive losses totaling $2,522,000 that were recorded in previous periods. The Company disposed of all of its trading securities in 2002, resulting in a gain on sale of $207,000.

6.    Guaranteed Stock Price and Stock Options

Guaranteed Stock

        During 2002, the guarantee on 131,915 OP units, issued in 1999 expired resulting in the issuance of 221,482 shares of Common Stock. The Company owned 100% of the OP Units that were outstanding as of December 31, 2002.

        During 2001, the Company paid the holder of the remaining 2,429 OP units, issued in 1998, approximately $66,000 in settlement of the guaranteed price. The original issuance in 1998 was 14,254 of OP Units.

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

Fixed Stock Option Plan

        Under the fixed stock option plan USRP granted QSV options to acquire up to 600,000 shares of Common Stock of the Company, subject to certain adjustments under anti-dilution provisions. The exercise price of each option was $10.33 which was the average closing price of the security on the New York Stock Exchange for the five trading days immediately after the date of grant. The options are non-transferable and became exercisable in March 1996. The term of the options expires in March 2005. Through December 31, 2000, QSV had exercised 514,923 stock options at the option price of $10.33 for a total purchase price of $5,319,155. In conjunction with the December 29, 2000 merger between the Company and QSV, the remaining 85,077 options were redistributed to the individual shareholders of QSV. During 2001, the individual shareholders exercised 53,000 of these options. During 2002, 32,000 of these options were exercised by the Company's Chief Executive Officer.

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

Flexible Incentive Plan

        Under the Flexible Incentive Plan ("Incentive Plan") adopted in 1998, the Company may grant stock options to purchase Common Stock of the Company. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company's issued and outstanding shares of Common Stock at the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company's Common Stock owned by the optionee. The following is a summary of options outstanding by range of exercise price:

	$11.00-$13.00	$15.50-$22.00	All Options
Options Outstanding	163,000	45,500	208,500
Average option price per share	$11.35	$17.79	$12.75
Weighted average contractual life	8.5	6.2	8.0
Options Exercisable	140,500	45,500	186,000
Average option price per share	$11.19	$17.79	$12.81

        The following is a summary of stock option activity for the years ended December 31:

	2002		2001		2000
	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number	Weighted- Average Exercise Price	Number
Options outstanding at beginning of year	$11.89	337,500	$18.87	559,500	$18.70	730,500
Granted	12.00	30,000	11.12	322,000	11.44	10,000
Exercised	11.00	(139,000)	11.08	(30,000)	—	—
Forfeited	11.00	(20,000)	19.05	(514,000)	17.76	(181,000)

Options outstanding at end of year	$12.75	208,500	$11.89	337,500	$18.87	559,500

Options exercisable at end of year	$12.81	186,000	$12.20	243,208	$20.86	360,125

        In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 9.2%, 9.3%, and 9.3% for the years ended December 31, 2002, 2001 and 2000; expected volatility of 28.9%, 27.4% and 22.9% for the years ended December 31, 2002, 2001 and 2000; risk free interest rate of 4.50%, 5.00% and 5.75% for the years ended December 31, 2002, 2001 and 2000; and expected lives of 4.5 years. The options outstanding at December 31, 2002 had a range of exercise prices of $11.00 to $22.00 and a remaining contractual life of between 5.0 and 9.4 years. No options expired during the three years ended December 31, 2002.

        In accordance with APB Opinion No. 25, the Company recognized $315,000, $321,000 and $-0- of compensation expense related to its Flexible Incentive Plan the for the years ended December 31, 2002, 2001 and 2000.

7.    Lines of Credit, Notes Payable and Derivative Instruments

        The Company's debt at December 31 is summarized as follows (in thousands):

	2002	2001
Lines of Credit	$25,000	$—

Notes payable
7 year fixed rate 7.15% senior unsecured notes	$111,000	$111,000
Variable rate Certificates	168,220	177,811
Fixed rate 8.22% senior unsecured notes	47,500	47,500
Debt (discount) premium, net	708	(171)

Total notes payable	$327,428	$336,140

Mortgage note payable	$946	$979

        Principal debt maturities on the line of credit, notes and mortgages payable as of December 31, 2002 (net of discounts and basis adjustments of $708,000) are as follows (in thousands):

2003	$81,106
2004	9,072
2005	120,606
2006	141,099
2007	783

Total	$352,666

        In anticipation of the debt maturities above, management is currently discussing various financing alternatives with its creditors and other third parties. The options being explored include an expansion of the credit agreement and an expansion of the existing borrowings program of the Company, which are secured by Company properties, as described in "Notes Payable" below. Although there is no guarantee that this debt can be renegotiated with favorable interest rates, management is optimistic that this debt will be refinanced to the advantage of the Company and at rates lower than the 8.22% it is currently paying on the $47,500,000 senior notes.

Lines of Credit

        In May 2002, the Company entered into a Credit Agreement with Bank of America ("the Credit Agreement"), through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined. Borrowings under this facility are being used primarily to acquire certain Shoney's and Captain D's properties in sale/leaseback transactions. This facility is secured by the 178 properties owned by USRP Funding 2002-A, L.P. with a borrowing base value in excess of the $35,000,000 limit and a net book value of $98,194,000 as of December 31, 2002. The Credit Agreement has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two. Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. Eurodollar Loans bear interest at 3.0% plus LIBOR. The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit. There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility. As of December 31, 2002, there were $25,000,000 of borrowings under this facility, and the Company had letters of credit outstanding and drawn on Bank of America in the amount of $3,007,000. As of December 31, 2002, the Derivative Exposure Reserve required by this facility was $2,253,000.

        On July 1, 2002, a limited and temporary waiver and amendment was executed under the Credit Agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D's with a face value of $20,000,000 on July 10, 2002. The amount of this investment, without the waiver, would have violated the limitations on investments under this facility. The initial waiver period was extended through October 30, 2002. The Captain D's mortgage notes bore interest at 12% per annum. By October 31, 2002, all of these mortgage notes had been used as consideration to substantially finance the acquisition of Captain D's properties.

        The First Amendment to the Credit Agreement was entered into during September 2002. This amendment, which clarified the parties' original intent, revised the tangible net worth financial covenant. The tangible net worth requirement was reduced from a minimum of $270,000,000 to $230,000,000, plus 85% of the net cash proceeds of any equity issuance received by the Company after December 31, 2001, calculated on a cumulative basis.

        In December 2002, a second limited and temporary waiver and amendment was executed under the Credit Agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D's with a face value of $12,000,000 on December 18, 2002. The amount of this investment, without the waiver, would have violated the limitations on investments under this facility. The initial waiver period ends June 18, 2003, with extensions of the waiver possible through September 16, 2003. The Captain D's mortgage notes bear interest at 12.5% per annum. As of December 31, 2002, the Company held the entire original balance of $12,000,000 of mortgage notes purchased in December 2002. The Company intends to use these notes as partial consideration on the future acquisition of certain Captain D's properties.

        In January 2003 all parties to the Credit Agreement with Bank of America agreed to reduce the number of properties owned by USRP Funding 2002-A, L.P. by five, from 178 properties as of December 31, 2002 to 173 properties as of January 31, 2003. This reduction is in response to the borrowing base exceeding the maximum limit required of $35,000,000.

        In January 2001, the Company entered into an Indenture agreement with Bank of America for a secured bridge facility of $175,000,000. Proceeds from this bridge facility were used to pay-off the outstanding balance of the OP's $175,000,000 revolving credit line and the $50,000,000 unsecured term loan from Credit Lyonnais. The initial term of the bridge loan matured in July 2001, and the Company entered into options to extend the facility through August 31, 2001. In August 2001, the Company paid the outstanding balance of this bridge facility with the proceeds from the offering of the Certificates (defined below).

        In January 2001, the Company entered into a Credit Agreement with Bank of America for an unsecured revolving credit facility in the amount of $7,000,000. This facility was replaced in the second quarter of 2002 by the $35,000,000 credit agreement (described above).

Notes Payable

        In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the "Certificates") through its subsidiary USRP Funding 2001-A, L.P. Proceeds from the offering were primarily used to repay approximately $156,997,000 outstanding under the Company's secured bridge facility with Bank of America and the balance of the net proceeds were used for general corporate purposes including the prepayment of the $27,500,000 Senior B Secured Guaranteed Notes in October 2001. The Certificates amortize over 15 years, bear interest at the 30-day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006. As of December 31, 2002, there was $168,220,000 outstanding on the Certificates. The Certificates are secured by 276 properties with a net book value of $196,202,000. Under the Property Management Agreement associated with these properties, certain covenants and ratios must be maintained. As of December 31, 2002, the Unencumbered Assets to Unsecured Indebtedness Ratio fell to 1.99, which is slightly below the required minimum of 2.0. However, the Company received a waiver dated December 31, 2002 on certain covenants in the Amended and Restated Property Management Agreement. Through June 30, 2003, the waiver allows Unsecured Indebtedness, as defined, to exclude the $12,000,000 of Captain D's mortgage notes purchased in December 2002. With this waiver, the Company is in compliance with all ratios and covenants as required by the Certificates and all of its other debt agreements. The Company intends to use the $12,000,000 of mortgage notes as consideration to purchase Captain D's real estate prior to June 30, 2003, and therefore, does not believe that another covenant violation will occur.

        On February 26, 1997, the Company issued $40,000,000 in privately placed debt which consisted of $12,500,000 Series A Senior Secured Guaranteed Notes with a 8.06% interest rate, which were due January 31, 2000, and $27,500,000 Series B Senior Secured Guaranteed Notes with a 8.30% interest rate, due January 31, 2002. In January 1998, the note holders agreed to release the collateral for these notes. In January 2000, the Company paid the $12,500,000 Series A Senior Secured Guaranteed Notes in full as scheduled. Effective January 9, 2001, the Company secured the Series B Senior Notes with properties having an aggregate net book value of approximately $38,575,000. Under the terms of the Waiver and Second Amendment to Note Purchase Agreement, the Company was required to secure the noteholders on the same basis and with similar collateral as that provided to Bank of America. In October 2001, the Company prepaid the $27,500,000 Series B Senior Secured Guaranteed Notes in full. In connection with this prepayment, the Company paid $388,000 of make-whole fees and wrote-off $216,000 of unamortized loan origination fees associated with this facility.

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

        On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition. The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007. As of December 31, 2002 and 2001 the balance was $946,000 and $979,000, respectively.

        In April 1999, the OP entered into a credit agreement with Credit Lyonnais for an unsecured term loan of $50,000,000. This credit facility was scheduled to mature in April 2002. On January 9, 2001, the Company paid the outstanding balance under this facility with proceeds from a bridge loan issued by Bank of America. In connection with this pay-off, the Company wrote-off approximately $340,000 of unamortized loan origination fees associated with this facility in January 2001.

Derivatives

        Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company's derivative financial instruments include interest rate swaps and interest rate collars. During 2002, the Company recognized $522,000 in income related to the ineffective portion of the interest rate swap with Credit Lyonnais. A net total of $1,862,000, representing the effective portion of all of the Company's designated cash flow hedges, was recorded into other comprehensive loss during 2002.

        Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America. This fixed to floating interest rate swap was on a $25,000,000 notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%. The Company designated this swap as a fair value hedge on the $111,000,000 seven year fixed rate senior unsecured notes payable. Accordingly, all changes in value of the derivative and hedged item were recorded in earnings. This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002. Proceeds from the termination of $1,105,000 were collected in October 2002. The gain resulting from the termination of approximately $860,000 was recorded as a basis adjustment to notes payable on the balance sheet and is being amortized over the original term of the derivative, through May 2005. As of December 31, 2002, the unamortized basis adjustment was $777,000.

        In conjunction with the offering of the Certificates, the Company has entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% expiring June 2004 on a notional amount of $25,000,000, an interest rate swap at a fixed rate of 1.9975% expiring August 2003 on a notional amount of $50,000,000, and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% expiring August 2005 on an original notional amount of $80,000,000 which has been reduced to $69,699,000 as of December 31, 2002. These derivatives effectively lock in $25,000,000 at 3.426% (2.42% plus 1.006%) through June 2004, lock in $50,000,000 at 3.004% (1.9975% plus 1.006%) through August 2003, and lock in $69,699,000 as of December 31, 2002 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) through August 2005.

        Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50,000,000 on which the Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR. The interest rate swap agreement terminates in May 2003 but may be terminated earlier subject to certain restrictions. The agreement calls for the net settlement to be paid or received quarterly. This swap is secured by two properties with an aggregate net book value of $679,000. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1,474,000 with a cumulative effect adjustment to other comprehensive income of $1,474,000. The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company's term loan with Credit Lyonnais. As previously discussed, during January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1,474,000 in accumulated other comprehensive operations was reclassified to earnings over a six-month period, which was the anticipated term of the bridge loan. From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings. In connection with the completion of the Certificate offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50,000,000 of the Certificates. The Company reduced the notional amount of this interest rate swap by $20,000,000 during 2001 for a cost of approximately $1,405,000. During the first quarter of 2002, the Company paid $549,000 to reduce the notional amount of this interest rate swap to $15,000,000 effective May 13, 2002.

8.    Investments and Commitments as Lessor

        The Company leases land and buildings to the operators of a variety of national and regional fast food chain and casual dining restaurants. The building portion of these leases on six of these properties, which are leased by Burger King Corporation ("BKC") franchisees, is accounted for as direct financing leases while the land portion is accounted for as an operating lease. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Company, however, has agreed to renew a franchise lease if BKC or any of the other franchise chains renews or extends the lessee's franchise agreement.

        As of December 31, 2002, the remaining lease terms of all leases ranged from one to 23 years and include various renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant's sales, and requires the franchisee to pay executory costs.

        Minimum future lease receipts for years ending December 31 are as follows (in thousands):

	Direct financing leases	Operating leases
2003	$304	$62,217
2004	144	60,926
2005	109	59,239
2006	89	57,714
2007	89	56,060
Later	829	535,381

Total	$1,564	$831,537

	December 31,
	2002	2001
Net investment in direct financing leases is as follows (in thousands):
Minimum future lease receipts	$1,564	$966
Estimated unguaranteed residual values	195	864
Unearned amount representing interest	(1,241)	(530)

Total	$518	$1,300

        Rental income from continuing operations for the years ending December 31 is as follows (in thousands):

	2002	2001	2000
Rental income:
Minimum rental income	$63,876	$64,043	$68,462
Contingent rental income	3,937	4,695	5,316

	$67,813	$68,738	$73,778

        Rental income from discontinued operations was $1,760,000, $3,018,000 and $3,997,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        If Burger King properties are not adequately maintained during the term of the tenant leases, the 172 such properties may have to be rebuilt before the leases can be renewed, either by the Company as it considers necessary or pursuant to Burger King's successor policy. The successor policy, which is subject to change from time to time at Burger King's discretion, is intended to encourage the reconstruction, expansion, or other improvement of older Burger King restaurants and generally affects properties that are more than ten years old or are the subject of a franchise agreement that will expire within five years.

        Under the current OP limited partnership agreement, Burger King can require that a restaurant property be rebuilt. If the tenant does not elect to undertake the rebuilding, the Company would be required to make the required improvement itself. However, as a condition to requiring the Company to rebuild, Burger King would be required to pay the Company its percentage share ("Burger King's Percentage Share") of the rebuilding costs. Such percentage share would be equal to (i) the average franchise royalty fee percentage rate payable to Burger King with respect to such restaurant, divided by (ii) the aggregate of such average franchise royalty fee percentage rate and the average percentage rate payable to the OP with respect of such restaurant property. The Company believes that Burger King's Percentage Share of the rebuilding costs would typically be 32% for a restaurant property. Typically, the cost to the Company for rebuilding is approximately $50,000 per restaurant.

        Management believes it is unlikely that any material amount of rebuilding of Burger King restaurant properties will be required in the next several years, if ever.

        The Company has implemented an early renewal program pursuant to which the Company offers remodeling grants to tenants in consideration for renewing and restructuring leases. In 2002, the Company paid $592,000 for remodeling costs under this program. The Company considers the remodeling financing to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals.

9.    Commitments and Contingencies

        The land at 95 properties is leased by the Company from third party lessors. The land portions are generally operating leases, provide for an original term of 20 years, and most are renewable at the Company's option. As of December 31, 2002, the remaining lease terms (excluding renewal option terms) expire from one to 17 years.

        Minimum future lease obligations for years ending December 31 are as follows (in thousands):

2003	$3,766
2004	3,202
2005	2,766
2006	2,289
2007	1,869
Later	7,548

Total minimum obligations(a)	$21,440

(a)
Minimum lease obligations have not been reduced by minimum sublease rentals.

        Rent expense from continuing operations for the years ended December 31 is as follows (in thousands):

	2002	2001	2000
Rent expense
Reimbursable ground rent expense	$3,131	$3,354	$3,242
Non-reimbursable ground rent expense	609	593	1,123
Contingent rental expense	10	1	52

Total	$3,750	$3,948	$4,417

        Rent expense from discontinued operations was $523,000, $556,000 and $566,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

        The OP and various of its subsidiaries are parties to certain lease agreements which provide that, as landlord, they will fund a portion of capital improvements to be made by the tenant over the life of the lease. In 2002, the Company paid $592,000 for remodeling costs under this program.

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

10.  Related Party Transactions

        In March 2000, the Company advanced $400,000 to Mr. Stetson, the Company's Chief Executive Officer, for the purchase of the Common Stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March, 2006. Pursuant to the note agreement, Mr. Stetson has pledged the Common Stock purchased with the note proceeds as collateral for the loan. This note is classified as "Loans to stockholders for common stock" on the balance sheet. During the third quarter of 2002, this promissory note was paid down by $125,000. At December 31, 2002, there was a balance of $275,000 due on this note. Effective September 22, 2000, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of the Company's Common Stock (calculated based on a value of $8.5625 per share). Second, the Company advanced

Mr. Stetson $75,000 under a third promissory note to be used for the sole purpose of acquiring shares of the Company's Common Stock in the open market. Both notes bore interest at 7.0% per annum and provided for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006. In addition, both notes were secured by the restricted Common Stock and stock purchased with the proceeds of the notes. Both of these notes were classified as "Loans to stockholders for common stock" on the balance sheet. During the third quarter of 2002, these promissory notes were paid in full pursuant to an agreement between Mr. Stetson and the Board of Directors in December 2001. As a result of payments on the three notes, the pledges of stock were released.

        On December 20, 2000, USRP/HCI Partnership 1, L.P., a subsidiary of the Company ("HJV"), made an advance to the preferred interest holder in the amount of $700,000. Under the terms of the advance agreement dated December 1, 2000, the $700,000 advance bore interest at an annual interest rate of 9.0%. This advance was paid in full as scheduled in April 2001.

        In conjunction with the merger between the Company and QSV Properties, Inc., the former managing partner of USRP, the Company's predecessor, the Company assumed a note receivable from Mr. Stetson in the amount of $959,000 due on January 22, 2001 with an interest rate of 10.00% as well as a note payable to Mr. Darrel L. Rolph, who was then a director of the Company, for $959,000 due on January 22, 2001 with an interest rate of 10.00%. Both the note receivable and note payable were paid in full on the scheduled due date.

        In connection with their resignations from the Company's board of directors in March 2001, Messrs. Margolin, Rolph and Rolph entered into Noncompetition and Release Agreements with the Company pursuant to which each of them agreed not to (a) submit or cause the submission of any proposals or nominations of candidates for election as directors of the Company or (b) solicit proxies from any of the Company's stockholders, in each case prior to December 31, 2003. Additionally, Mr. Margolin agreed not to directly or indirectly own manage, control, participate in, invest in or provide consulting services to any entity or business organization that engages in or owns, invests in, manages or controls any venture engaged in the ownership, management, acquisition or development of restaurant, gasoline and convenience store properties similar to those of the Company and its affiliates for the one-year period ended March 9, 2002. As consideration under such agreement and in connection with the termination of Mr. Margolin's employment agreement with the Company, the Company paid Mr. Margolin $800,000 in severance compensation which was expensed during the quarter ended March 31, 2001. Similarly, each of the Rolphs agreed not to directly or indirectly compete with the Company, other than through the restaurant operations of the Rolphs in existence as of March 2001.

        On August 27, 2001, as part of the employment arrangement with the Company's former Chief Financial Officer and Chief Operating Officer, H.G. Carrington, Jr., the Company advanced Mr. Carrington $550,000 for the purpose of acquiring shares of the Company's Common Stock. The promissory note provided for an interest rate of 5.0% per annum and quarterly payments of interest only through May 2006, with a final payment of principal and interest due in August 2006. This $550,000 note, which was classified as a "Loan to stockholders for common stock" on the balance sheet was paid in full in October 2002.

        Pursuant to an agreement between Harry O. Davis, the Company's Chief Operating Officer, and the Board of Directors, in January 2002, the Company advanced Mr. Davis $24,000 for the purpose of acquiring shares of the Company's Common Stock. The promissory note provides for an interest rate of 6.0% per annum and quarterly payments of interest only beginning in April 2002 through December 2006, with a final payment of principal and all unpaid interest in January 2007. This note is classified as a "Loan to stockholders for common stock" on the balance sheet.

        On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Holders described in Note 11 below), the OP, LSF 4 Acquisition, LLC and Shoney's Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney's, with Shoney's being the surviving entity. Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney's were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) would be converted into and exchanged for 100 shares of common stock of Shoney's, as the surviving entity in the merger. Under the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC. Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP now owns 7.5% of the equity of the sole shareholder of Shoney's. In addition, the OP has no obligation to fund any capital requirements of the entity, other than its initial capital contribution. However, in December 2002, the OP did contribute an additional $892,000 as part of a capital call. In the event there is another capital call by Shoney's and the Company chooses not to participate, no penalites will be incurred by the Company, but the Company's percentage ownership in Shoney's will be diluted. The Company had completed the purchase of 51 properties from Shoney's as of December 31, 2002 and intends to acquire additional properties in the near future. The Company's investments in Shoney's as of December 31, 2002 consist of an investment in common stock of $2,384,000, mortgage loans receivable of $18,498,000 and real estate purchased and leased back to Shoney's of approximately $37,332,000.

        In order to satisfy franchisor requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. ("ARK #10") is owned by Robert J. Stetson, the chief executive officer and member of the board of directors of the Company. Mr. Stetson receives no compensation for this role. ARK #10 was established to hold and operate six locations. The Burger King operations were either sold to third parties or closed in 1999. At December 31, 1999, a note receivable of $1,187,000 was due from ARK #10 for which the Company had reserved $1,141,000 as an allowance for uncollectibility. The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum. During 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote down the note against the established reserve. The Schlotzsky's franchise was transferred to the Company effective October 1, 2001 as partial payment for the note receivable. At December 31, 2002, there were no other monies owed to the Company by ARK #10.

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

        Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company and LSF3 Investments II, LLC, a Delaware limited liability company (the "Lone Star Holders")) owned approximately 19% of the outstanding Common Stock as of December 31, 2002.

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

        During 1999, the Company issued $55,000,000 of 8.5% preferred interest in HJV to a third party for net proceeds of $52,793,000. Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000 payable monthly from the cash flows of HJV. Income is allocated to the preferred interest holder equal to their distribution. The Company may be required from time to time to exchange properties that do not meet specified criteria as defined in the partnership agreement. During 2001, the HJV preferred interest holder contributed $52,000 to the OP.

        During 2001, the Company purchased one minority interest holder's 2,429 OP units for $66,000. The 131,915 OP units outstanding at December 31, 2001 and the preferred partnership interests represent the minority interest of the Company at December 31, 2001.

        During 2002, the remaining 131,915 OP units expired (See Note 6) and were exchanged for 221,482 shares of Common Stock on August 2, 2002. The Company owns 100% of the OP Units outstanding as of December 31, 2002. The minority interest reflected on the balance sheet represents the preferred interest in HJV held by a third party.

        Minority interest in the OP consisted of the following at December 31, 2002 and 2001 (in thousands):

Balance at January 1, 2001	$54,733
Minority interest shareholder buyout of shares	(66)
Cash contribution by minority interest partner	52
Distributions paid	(4,838)
Distributions declared	(29)
Income allocated to minority interest	4,485

Balance at December 31, 2001	54,337
Distributions paid	(4,762)
Income allocated to minority interest	4,681
OP units exchanged for common stock	(1,411)

Balance at December 31, 2002	$52,845

Registrations Statements

        On October 30, 1998, the Company filed a shelf registration for $175,000,000 to register shares of Common and Preferred Stock for sale. The amount of securities available for sale under this shelf registration statement at December 31, 2002 is $175,000,000.

        On January 30, 2001, the Company filed a registration statement to register 592,025 shares of Common Stock. The Company granted registration rights to the selling stockholder in connection with the merger with QSV Properties, Inc. which was affected on December 29, 2000. This registration statement was effective February 12, 2001.

        On August 24, 2001, the Company filed a registration statement to register 1,066,186 shares of Common Stock. Of the shares registered, 878,186 related to shares issuable pursuant to the Company's

Flexible Incentive Plan, and 188,000 related to registration rights granted to three stockholders. This registration statement was effective August 24, 2001.

        On September 11, 2002, the Company filed a registration statement to register 221,482 shares of Common Stock. These shares were issued in exchange for the Company's remaining 131,915 OP units that expired in July 2002.

Preferred Stock

        On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock ("Series A") with a liquidation preference of $25.00 per share under the August 22, 1997 shelf registration statement. The Series A Preferred Stock was not redeemable prior to November 15, 2002. On and after November 15, 2002, the Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, (i) for such number of shares of Common Stock as are issuable at a conversion rate of .9384 shares of Common Stock for each share of Series A Preferred Stock, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Common Stock on the New York Stock Exchange equals or exceeds the Conversion Price, subject to adjustment in certain circumstances, plus cash in the amount of any accrued and unpaid dividends, or (ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred Stock, plus any accrued and unpaid dividends. The Series A Preferred Stock has no stated maturity and is not subject to a sinking fund. Shares of Series A are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at a conversion price of $26.64 per share of Common Stock (equivalent to a conversion rate of .9384 shares of Common Stock). Distributions on Series A are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of Common Stock into which a share of Series A is convertible. As of December 31, 2002, 62 Series A shares had been converted into Common Stock. Holders of Preferred Stock are entitled to receive dividends in preference to any dividends to Common Stockholders or OP unit holders.

Distributions to Common and Preferred Stockholders

        During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first working day of the current period. During the twelve months ended December 31, 2002, the Company paid twelve Common Stock dividends and declared eleven, and paid four Preferred Stock dividends and declared three.

        For the year ended December 31, 2002, the Company declared distributions of $23,815,000 to its common stockholders and the minority interests (or $1.21 per share of Common Stock or OP unit), of which 55.18% represented ordinary dividends, 31.03% represented a return of capital, 7.22% represented long-term capital gains, and 6.57% represented Internal Revenue Code ("IRC") 1250 capital gains.

        For the year ended December 31, 2002, the Company declared distributions of $5,326,000 to its preferred stockholders, of which 80.01% represented ordinary dividends, 10.47% represented long-term capital gains and 9.52% represented IRC 1250 capital gains.

12.  Fair Value Disclosure of Financial Instruments

        The following disclosure of estimated fair values was determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessary to interpret market data and develop the related estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized upon disposition of the financial instruments. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

        Cash and cash equivalents, receivables (including deferred rent receivable) and accounts payable (including deferred rent payable) are short term and highly liquid in nature. Accordingly, fair value approximates the carrying values of these items. Derivative financial instruments are recorded on the balance sheet at fair value. The line of credit and the Certificates bear interest at current market rates based upon the prime rate or LIBOR, and accordingly, the fair value approximates the carrying value.

        Notes and mortgage loans receivable totaling $44,737,000 and $24,332,000 as of December 31, 2002 and 2001, respectively, have a fair value of $48,863,000 and $26,922,000 respectively, based upon interest rates for notes with similar terms and remaining maturities.

        Cost method investments with recorded values of $3,025,000 and $643,000 as of December 31, 2002 and 2001, respectively, have fair values of approximately the same amounts based on prices recently paid by the Company and/or published market values/prices if available.

        Fixed rate notes payable and the mortgage note payable totaling $159,446,000 and $159,479,000 as of December 31, 2002 and 2001, respectively, have a fair value of $164,875,000 and $165,602,000 respectively, based upon interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

        The fair value estimates presented herein are based on information available to management as of December 31, 2002 and 2001. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

13.  Segment Information

        Effective April 2001, with the formation of FSI, a wholly-owned subsidiary of the Company, and the commencement of retail operations, the Company now has two operating segments, real estate and retail. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

        Real Estate.    Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its revenues primarily from rental income received on its 816 restaurant and service station properties located throughout 48 states.

        Retail.    Commencing in April 2001, the Company formed FSI, which began retail operations. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise, and food sales at restaurants operated by the Company. At December 31, 2002, FSI operated two service stations in Texas, seven in Hawaii and two in Illinois. In January 2002, FSI commenced utilizing a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations. At December 31, 2002, in addition to the service stations currently operated, FSI sold fuel to seven service stations in Hawaii, six in Texas and two in Illinois. FSI also operates four non-service station properties: one car wash in California and three restaurants, two located in Texas and one located in Kansas.

        Intersegment Charges.    Intersegment charges are eliminated in consolidation and include the costs of rent and interest. The Retail segment pays rent to the Real Estate segment for lease of the properties that it operates. Effective January 1, 2002, interest is also paid by the Retail segment to the Real Estate segment. Interest is charged at an annual rate of 9.5% on intercompany balances as well as on a note established on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI. Intercompany balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations. Intersegment rent and interest eliminated in consolidation for the twelve months ended December 31, 2002 were $1,837,000 and $804,000, respectively.

        The following represents the Company's reportable amounts by segment as of and for the years ended December 31, 2002 and 2001 (in thousands):

	Real Estate	Retail	Intercompany	Consolidated
2002
Rental revenue	$69,650	$—	$(1,837)	$67,813
Operating income	—	39,622	—	39,622
Interest income and amortization of direct Financing leases	5,058	—	(804)	4,254

Total revenues	74,708	39,622	(2,641)	111,689
Interest expense	(17,343)	(804)	804	(17,343)
Depreciation and amortization	(22,005)	(56)	—	(22,061)
Other expenses	(22,536)	(40,780)	1,837	(61,479)

Income (loss) from continuing operations Before discontinued operations and Extraordinary item	12,824	(2,018)	—	10,806
Income from discontinued operations	3,488	—	—	3,488
Extaordinary loss	(26)	—	—	(26)

Net income (loss)	$16,286	$(2,018)	$—	$14,268

Identifiable assets	$575,828	$2,857	$(4,000)	$574,685
Cash allocable with segment	2,975	1,417	—	4,392

Total assets	$578,803	$4,274	$(4,000)	$579,077

2001
Rental revenue	$68,958	$—	$(220)	$68,738
Operating income	—	14,520	—	14,520
Interest income and amortization of direct financing leases	5,659	—	—	5,659

Total revenues	74,617	14,520	(220)	88,917
Interest expense	(24,156)	—	—	(24,156)
Depreciation and amortization	(21,413)	(4)	—	(21,417)
Other expenses	(45,387)	(14,589)	220	(59,756)

Income (loss) from continuing operations before discontinued operations and extraordinary item	(16,339)	(73)	—	(16,412)
Income from discontinued operations	(1,256)	—	—	(1,256)
Extaordinary loss	(944)	—	—	(944)

Net income (loss)	$(18,539)	$(73)	$—	$(18,612)

Identifiable assets	$566,190	$1,020	$(48)	$567,162
Cash allocable with segment	9,683	663	—	10,346

Total assets	$575,873	$1,683	$(48)	$577,508

14.  Employee Benefit Plan

        Effective October 15, 1997, the U.S. Restaurant Properties, Inc. 401(k) plan (the "Plan") was established as a savings plan for the Company's employees. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of January 1, April 1, July 1 and October 1 immediately following the later of the (i) six months after their first day of employment with the Company or (ii) the date an employee attains the age of 21, as defined. Each participant may make contributions to the Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant's annual compensation (not to exceed $10,500 per annum for 2002). The Company will match up to 50% of participating annual employee's contributions up to a maximum of 10% of the employee's annual compensation. The Company's matching contributions are made in Company Stock, which is purchased by the Plan on the open market, and is subject to specified years-of-service for vesting of the Company's portion of contributions to the Plan. Employer contributions of approximately $49,000, $47,000 and $71,000 have been paid or accrued for the years ended December 31, 2002, 2001 and 2000, respectively.

15.  Summary of Quarterly Financial Information (unaudited) (in thousands, except per share amounts)

	Quarter
					Total Year
	First	Second	Third	Fourth
2002
Revenues from continuing operations (a)	$25,369	$28,061	$28,837	$29,422	$111,689
Income (loss) from discontinued operations (b)	933	(609)	1,039	2,125	3,488
Net income from continuing operations before extraordinary item	3,017	1,877	3,718	2,194	10,806
Income (loss) allocable to common stockholders	2,174	(507)	2,981	2,518	7,166
Income (loss) per common share
Basic net income (loss) per share	$0.11	$(0.03)	$0.15	$0.13	$0.36
Diluted net income (loss) per share	$0.11	$(0.03)	$0.15	$0.13	$0.36
2001
Revenues from continuing operations (a)	$18,872	$21,155	$23,855	$25,035	$88,917
Income (loss) from discontinued operations (b)	(517)	174	(248)	(665)	(1,256)
Net income (loss) from continuing operations before extraordinary item	(19,062)	1,613	(564)	1,601	(16,412)
Income (loss) allocable to common stockholders	(21,695)	12	(2,588)	(1,443)	(25,714)
Loss per common share (c)
Basic net loss per share	$(1.24)	$—	$(0.14)	$(0.08)	$(1.43)
Diluted net loss per share	$(1.24)	$—	$(0.14)	$(0.08)	$(1.43)

(a)
Reflects the reclassification in prior periods of amounts previously reported as a reduction of rent income to property expense for those properties with leases that require the operator to be responsible for payment of ground rents. The reclassification occurred due to the adoption of EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred."
(b)
Reflects the reclassification in prior periods of the operating results associated with the 46 properties sold or disposed of subsequent to January 1, 2002, previously reported in continuing operations.
(c)
Due to the significant variances between quarters in net loss and weighted average shares outstanding, the combined quarterly loss per share does not equal the reported loss per share for the year 2001.

Schedule II

U.S. Restaurant Properties, Inc.
Valuation and Qualifying Accounts
(amounts in thousands)

	Accounts Receivable	Straight-line Rent	Notes and Mortgages Receivable	Total
Balance at January 1, 2001	$2,860	$1,489	$4,565	$8,914
Bad debt expense	1,646	463	2,618	4,727
Write-offs	(1,046)	(665)	(643)	(2,354)

Balance at December 31, 2001	3,460	1,287	6,540	11,287
Bad debt expense	498	192	(2,351)	(1,661)
Write-offs, net of recoveries	(1,427)	(995)	30	(2,392)

Balance at December 31, 2002	$2,531	$484	$4,219	$7,234

Schedule III

U.S. Restaurant Properties, Inc.
Real Estate and Accumulated Depreciation
(amounts in thousands)

						Accumulated Depreciation at December 31, 2002
		Cost at December 31, 2002
Store Type	Number of Properties
		Land	Buildings	Equipment	Total	Buildings	Equipment	Total
Arby's	66	$11,057	$38,282	$99	$49,438	$10,399	$47	$10,446
Burger King	172	29,296	63,967	273	93,536	20,573	197	20,770
Captain D's	37	10,664	11,212	—	21,876	311	—	311
Dairy Queen	35	2,434	7,274	691	10,399	2,707	657	3,364
El Chico	21	8,202	18,942	—	27,144	4,886	—	4,886
Gant	27	4,695	7,003	1,590	13,288	1,084	741	1,825
Grandy's	27	11,955	—	—	11,955	—	—	—
Hardee's	14	2,328	9,174	977	12,479	3,586	887	4,473
Phillips 66	18	3,353	5,542	1,645	10,540	880	803	1,683
Shoney's	19	7,271	10,175	—	17,446	299	—	299
Other	380	111,149	204,935	6,593	322,677	49,284	3,230	52,514

Total	816	$202,404	$376,506	$11,868	$590,778	$94,009	$6,562	$100,571

(1)
Substantially all property is restaurant or service station property.
(2)
Depreciation is computed over the estimated useful life of 15 to 20 years for the buildings and improvements and 7 years for equipment.
(3)
Burger King restaurant properties include the land values of 6 restaurant properties in which the building and improvements are accounted for as direct financing leases.
(4)
Transactions in real estate and equipment and accumulated depreciation during 2002, 2001 and 2000 are summarized below.

	Cost	Depreciation
Balance at January 1, 2000	$634,521	$49,381
Acquisitions	4,971	—
Cost of real estate sold	(49,417)	(5,700)
Depreciation expense	—	24,485
Asset impairment	(6,106)	—
Transfer from construction in progress	29,877	—

Balance at December 31, 2000	613,846	68,166
Acquisitions	2,935	—
Cost of real estate sold	(27,474)	(7,179)
Assets classified as held for sale	(22,071)	—
Depreciation expense	—	22,246
Asset impairment	(18,445)	—
Transfer from direct financing leases	680	—
Transfer from construction in progress	8,541	—

Balance at December 31, 2001	558,012	83,233
Acquisitions	40,126	—
Cost of real estate sold	(27,239)	(4,833)
Assets classified as held and used	22,071	—
Depreciation expense	—	22,171
Asset impairment	(2,406)	—
Transfer from direct financing leases	171	—
Transfer from construction in progress	43	—

Balance at December 31, 2002	$590,778	$100,571

Index to Exhibits

Exhibit Number
3.1	Amended and restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-3 (File No. 333-34263))
3.2	Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-4 (File No. 333-21403))
4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-21403))
10.1	Amended and Restated Property Management Agreement dated August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on November 14, 2001)
10.2	Amended and Restated Indenture dated August 1, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant's Form 10-Q filed on November 14, 2001)
10.6
Note Purchase Agreement dated May 1, 1998 for $111,000,000, 7.15% Senior Notes due May 1, 2005 between U.S. Restaurant Properties, Inc. and the purchasers (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 29, 1999)
10.7
Note Purchase Agreement dated October 15, 1998 for $47,500,000, 8.22% Senior Notes due August 1, 2003 between U.S. Restaurant Properties Operation L.P., U.S. Restaurant Properties Inc. and the purchasers (incorporated by reference to Exhibit 10.7 to the Registrant's Form 10-K filed on March 29, 1999)
10.8	Credit Agreement dated May 31, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-Q filed on August 14, 2002)
12.1	Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends
23.1	Updated consent issued by Deloitte & Touche LLP, as the independent auditors of the Company to Registration Statement No. 333-54706.
23.2	Updated consent issued by Deloitte & Touche LLP, as the independent auditors of the Company to Registration Statement No. 333-66371.
23.3	Updated consent issued by Deloitte & Touche LLP, as the independent auditors of the Company to Registration Statement No. 333-68302.
23.4	Updated consent issued by Deloitte & Touche LLP, as the independent auditors of the Company to Registration Statement No. 333-99435.
99.1	Certification by Robert J. Stetson Pursuant to Sarbanes-Oxley Act of 2002.
99.2	Certification by Stacy M. Riffe Pursuant to Sarbanes-Oxley Act of 2002.