Form 10-K/A
period 2002-12-31
U S RESTAURANT PROPERTIES INC
filed 2003-05-02
CIK 1032462

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

        None.

i

PART III

        Items 10, 11, 12 and 13 to the Annual Report on Form 10-K of U.S. Restaurant Properties, Inc. (the "Company") for the year ended December 31, 2002, as filed with the Securities and Exchange Commission on March 31, 2003, are hereby amended and restated in their entirety as follows.

Item 10. Directors and Executive Officers of the Registrant

Directors of the Company

Name	Age	Principal Occupation	Director Since
David M. West	46	Mr. West was elected Chairman of the Board, a Director and Interim Chief Executive Officer in March 2001 (he resigned as Interim Chief Executive Officer in June 2001 at the time Mr. Stetson was elected Chief Executive Officer) in connection with the closing of a significant common stock investment by Lone Star Fund III (U.S.), L.P. and its affiliates ("Lone Star Funds") in the Company. Lone Star Funds is one of the largest opportunity funds in the world, with over $8 billion of equity capital under management. Mr. West is the President of Lone Star U.S. Acquisitions, LLC and, in that capacity, directs all North American origination, underwriting and asset management efforts for Lone Star Funds. Prior to joining Lone Star Funds in 1998, Mr. West was a Senior Vice President with L.J. Melody & Company where he was responsible for originating real estate debt and equity transactions. His professional experience also includes 15 years with General Electric Capital Commercial Real Estate where, as Senior Vice President/Territory Manager, he led the real estate investment group for the Southwest United States.	March 2001
Len W. Allen, Jr.	38
		Mr. Allen is a Director of the Company and a member of the Executive Committee. Since August 2000, Mr. Allen has served as Executive Vice President of Lone Star U.S. Acquisitions LLC where he is responsible for originating investment opportunities in North America for the affiliated funds. From February 1997 until he joined Lone Star Funds, Mr. Allen was Executive Vice President of Hudson Advisors LLC, an affiliate, where he was responsible for managing portfolios of assets located in North America. Mr. Allen's previous experience also includes Lehndorff USA, a diversified real estate company with holdings throughout the United States.	March 2001

G. Steven Dawson	45
		Mr. Dawson is a Director of the Company and a member of the Audit Committee. Since 1990, Mr. Dawson has served as Senior Vice President and Chief Financial Officer of Camden Property Trust (or its predecessors (NYSE: CPT), a public real estate company which specializes in the acquisition, development, and management of apartment communities throughout the United States, with major concentrations in Dallas, Houston, Las Vegas, Southern California, Denver and the Tampa/Orlando areas. Prior to 1990, Mr. Dawson served in various related capacities with companies involved in commercial real estate including land and office building development as well as the construction and management of industrial facilities located on airports throughout the country. He currently serves on the board of AmREIT, a publicly traded real estate investment trust ("REIT").	June 2000
John C. Deterding	71
		Mr. Deterding is a Director of the Company and the Chairman of the Compensation Committee. He has been the owner of Deterding Associates, a real estate consulting company, since June 1993. From 1975 until June 1993 he served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation. From November 1989 to June 1993, Mr. Deterding served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He served as Director of GECC Financial Corporation from 1986 to 1993. He currently serves as a director of Atrium Companies and a trustee of Fortress Registered Investment Trust. He was formerly a trustee for BAI and the Urban Land Institute and was a director of Patriot American.	June 2001

Robert Gidel	51
		Mr. Gidel is a Director of the Company and a member of the Audit Committee. Since 1998, Mr. Gidel has been the Managing Director of Liberty Partners, L.P., a partnership which makes investments in real estate operating companies and partnerships. Since 1996, Mr. Gidel has been the independent member of the Independent Investment Committee of the Lone Star Funds. The investment committee approves, but does not generate, all investment made by the Lone Star Funds. Through April 1998 (when it merged with EastGroup Properties), Mr. Gidel was the President, Chief Executive Officer and a Director of Meridian Point Realty Trust VIII, a publicly traded REIT specializing in industrial properties. Through April 1997, Mr. Gidel served as President, COO and a Director of Paragon Group, Inc., a publicly traded REIT that owned multifamily apartments located in the southern states, and from 1995 through 1996, served as President of Paragon Group Property Services, a related subsidiary providing property management services. From 1995 until 1997, Mr. Gidel was a Partner and the COO of Brazos Principal GenPar, the general partner of the Brazos Fund, and served as President, COO and a Director of Brazos Asset Management, the general partner of Brazos Partners, from 1993 to 1995. Both Brazos entities were real estate opportunity funds sponsored by affiliates of Robert M. Bass and had assets in excess of $1 and $3 billion, respectively. Prior to 1993, Mr. Gidel served in several executive management positions with Alex. Brown Kleinwort Benson Realty Advisors and Heller Financial. Mr. Gidel is currently a member of the Board of Directors of two public REITs—Developers Diversified Realty Corporation (of which he is a member of the audit and compensation committees and he is the chairman of the compensation committee) and Pinnacle Holdings, Inc. and two investment companies—Fortress Registered Investment Trust and Fortress Investment Fund II LLC.	March 2001

James H. Kropp	54
		Mr. Kropp is a Director of the Company and a member of the Compensation Committee. He has been a Managing Director of Christopher Weil & Company, Inc. ("CWC"), a securities broker-dealer and registered investment advisor, since April 1995. During Mr. Kropp's tenure, CWC has participated in multiple transactions with the Company, including the acquisition of the QSR and Divall portfolios, managing a portfolio of publicly-traded restaurant bonds and the investment in the Company's Common Stock by Lone Star Funds. From July 1994 to November 1994, he was Executive Vice President and Chief Financial Officer of Hospitality Investment Trust, a REIT. From 1989 to July 1994, he was Managing Director of MECA Associates USA, a real estate advisory and asset management company serving institutional property owners. He currently serves as a Director of PS Business Parks and Madison Park Real Estate Investment Trust, a non-public REIT.	June 2001
Robert J. Stetson	52
		Mr. Stetson is a Director of the Company and has been Chief Executive Officer of the Company since June 2001. He served as the Chief Executive Officer and President of the Company from its formation in January 1997 until October 1999. From May 1994 until December 2000, Mr. Stetson has also served as President and a Director of QSV Restaurant Properties, Inc. ("QSV"), the former general partner of U.S. Restaurant Properties Master L. P. ("USRP"), the predecessor to the Company, and, until October 1999, was also Chief Executive Officer of QSV. From 1987 until 1992, Mr. Stetson served as the Chief Financial Officer and later President-Retail Division of Burger King Corporation and Chief Financial Officer and later Chief Executive Officer of Pearle Vision. As Chief Financial Officer of Burger King Corporation, Mr. Stetson was responsible for managing more than 950 restaurants that Burger King Corporation leased to tenants. Prior to 1987, Mr. Stetson served in several positions with PepsiCo Inc. and its subsidiaries, including Chief Financial Officer of Pizza Hut, Inc.	January 1997
Gregory I.Strong	46
		Mr. Strong is a Director of the Company and a member of the Audit Committee. Mr. Strong serves as Executive Vice President of Hudson Advisors LLC, an affiliate of the Lone Star Funds, where he currently oversees the management of portfolios in North America. Mr. Strong began his career at Brazos Asset Management (the predecessor to Hudson Advisors LLC) in 1993 as an asset manager and underwriter of real estate portfolios. In 1995, he was promo to Director of Underwriting where he served until his next promotion to Portfolio Manager of the European assets under management. Prior to 1993, Mr. Strong worked for other diversified real estate companies including American Real Estate Group, American Residential Properties and the FDIC/FADA.	March 2001

Executive Officers of the Company

        The executive officers of the Company serve at the discretion of the Board of Directors and are chosen annually by the Board of Directors at its first meeting following the annual meeting of Stockholders. The following table sets forth the names and ages of the executive officers of the Company and the positions held with the Company by each individual.

Name	Age	Title
Robert J. Stetson	52	Chief Executive Officer, Director
Harry O. Davis	46	Chief Operating Officer
Stacy M. Riffe	37	Chief Financial Officer

Executive Officers

        For a description of the business experience of Mr. Stetson, see "Directors of the Company" above.

        Harry O. Davis.    Mr. Davis joined the Company in July 1998 and has run the Asset Management Department since May 1999. In June 2001, he was named Senior Vice President and in October 2002 he was named Chief Operating Officer. Mr. Davis is a twenty-year commercial real estate industry veteran. From 1990 to 1994, he served as Vice President-Real Estate for BEG Enterprises, a Michigan-based commercial property owner. From 1994 until joining the Company, Mr. Davis served as President of Davis Commercial Realty and Director of Asset Management for Kim Martin Company, full service commercial real estate firms.

        Stacy M. Riffe.    Ms. Riffe joined the Company in October 2002 as Chief Financial Officer. From November 1999 until joining the Company, Ms. Riffe served as Chief Financial Officer of Mail Box Capital Corporation d/b/a The Mail Box, a printing and mailing company. From April 1998 until November 1999, Ms. Riffe served as Chief Financial Officer of Pinnacle Restaurant Group, LLC, which was the owner/operator of Harrigan's Grill and Bar restaurants. From January 1996 until November 1997, Ms. Riffe was Chief Financial Officer of Casa Olé Restaurants, Inc. (currently Mexican Restaurants, Inc.). From 1991 until 1996, Ms. Riffe held various positions, including Controller, with Spaghetti Warehouse, Inc. Prior to 1991, Ms. Riffe was an auditor for the Dallas office of KPMG Peat Marwick.

Compliance with Section 16(a) of the Exchange Act

        Section 16(a) of the Exchange Act requires that Company directors, executive officers and persons who own more than 10% of the Common Stock file initial reports of ownership and reports of changes in ownership of Common Stock with the SEC. Officers, directors and stockholders who own more than 10% of the Common Stock are required by the SEC to furnish the Company with copies of all Section 16(a) reports they file.

        To the Company's knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2002, the Company's officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Item 11. Executive Compensation

Compensation of Directors

        Directors who are not employees of the Company are paid a $14,000 annual retainer and each committee chairman receives an additional $6,000 per annum. Directors who are employees of the

Company, as well as Mr. West, Mr. Allen and Mr. Strong, are not paid any director's fees. Directors also receive $1,000 for each board or committee meeting physically attended and $250 for telephonic attendance. The Company may reimburse all directors for their travel expenses incurred in connection with attending meetings and their activities on behalf of the Company.

Compensation of Executive Officers

        The following table sets forth certain information with respect to annual and long-term compensation for the period ended December 31, 2002, paid, or accrued with respect to, each of the Company's executive officers (the "Executive Officers").

Long-Term Compensation Awards Securities Underlying Options
Annual Compensation
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		All Other Compensation
Robert J. Stetson Chief Executive Officer, Director	2002 2001 2000	$ $	245,192 135,417 —	$ $	100,000 50,000 —	— — —	— 200,000 —	— — —
Harry O. Davis Chief Operating Officer	2002 2001 2000	$ $	107,610 89,440 —	$ $	30,000 41,475 —	— — —	15,000 15,000 —	— — —
Stacy M. Riffe(1) Chief Financial Officer	2002		$25,962		10,000	—	20,000	—

(1)
Ms. Riffe was appointed as Chief Financial Officer in October 2002 following the resignation of H.G. Carrington, Jr., the Company's former Chief Operating Officer and Chief Financial Officer.

Option Grants

        The following table sets forth certain information with respect to the issuance of options granted to Executive Officers during the fiscal year ended December 31, 2002, including options granted under the Company's Flexible Incentive Plan that the Stockholders approved in 1997 and amended in 1998:

OPTION/SAR GRANTS IN LAST FISCAL YEAR

	Individual Grants				Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term (3)
Name	Number of Securities Underlying Options Granted	Percent of Total Options Granted to Employees	Exercise Price Per Share	Expiration Date	0%	5%	10%
Robert J. Stetson	—	—	—	—	—	—	—
Harry O. Davis(1)	15,000	43%	$13.00	5/21/09	$14.22	$105,835	$220,661
Stacy M. Riffe(2)	20,000	57%	$14.25	12/17/09	—	$116,000	$270,384

(1)
The options were granted effective May 21, 2002, and vest in equal increments on each of the first and second anniversaries of their date of grant.

(2)
The options were granted effective December 17, 2002, and vest in equal increments on each of the first and second anniversaries of their date of grant.

(3)
"Potential Realizable Value" is disclosed in response to Securities and Exchange Commission rules, which require such disclosure for illustrative purposes only, and is based on the difference between the potential market value of shares issuable (based upon assumed appreciation rates) upon exercise of such Options and the exercise price of such Options. The values disclosed are not intended to be, and should not be interpreted by investors as, representations or projections of future value of the Company's stock or of the stock price.

Option Exercises and Year-End Option Values

        The following table sets forth certain information concerning option exercises during the 2002 fiscal year and the value of the unexercised options as of December 31, 2002 held by the Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR-END OPTION/SAR VALUES

			Number of Securities Underlying Unexercised Option/SARs at Fiscal Year-End		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End
	Shares Acquired on Exercise (#)
Name		Value Received ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert J. Stetson	62,000	$149,300	116,000	—	$357,280	—
Harry O. Davis	7,000	$24,750	8,000	15,000	$24,640	$16,200
Stacy M. Riffe	—	—	—	20,000	—	—

(1)
The fair market value on December 31, 2002 of the Common Stock underlying the options was $14.08 per share.

Employment Agreements

        There are no employment agreements with any of the Executive Officers of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

Security Ownership of Certain Beneficial Owners

        The following table and the notes thereto set forth certain information with respect to the beneficial ownership of shares of Common Stock, as of March 31, 2003, by each person or group within the meaning of Section 13(d)(3) of the Exchange Act who is known to the management of the Company to be the beneficial owner of more than five percent of the outstanding Common Stock of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percent of Class
Lone Star Fund III (U.S.), L.P. and Entities affiliated with Lone Star Fund III (U.S.), L.P.(1)	3,729,765	18.8%

(1)
Includes 2,312,753 shares of Common Stock owned or available for purchase pursuant to agreement with the Company held by LSF3 Capital Investments I, LLC, a Delaware limited liability company ("Investments I") and 1,417,012 shares of Common Stock owned or available for purchase pursuant to agreement with the Company held by LSF3 Capital Investments II, LLC, a Delaware limited liability company ("Investments II"). The sole member of Investments I is LSF3 REOC I, L.P., a Delaware limited partnership ("REOC"). The general partner of REOC is LSF3 GenPar I, LLC, a Delaware limited liability company ("GenPar"). The sole member of GenPar is Lone Star Funds III (U.S.), L.P., a Delaware limited partnership ("Lone Star Funds"). The general partner of Lone Star Funds is Lone Star Partners III, L.P., a Bermuda limited partnership ("Partners III"). The general partner of Partners III is Lone Star Management Co. III, Ltd., a Bermuda exempted limited liability company ("Management III"). John P. Grayken ("Grayken"), a citizen of Ireland, is the sole stockholder, a director and President of Management III. Grayken is also sole shareholder and director of Advisors GenPar, Inc., a Texas corporation ("Advisors GenPar"). The managing member of Investments II is Partners III. Hudson Advisors, LLC, a Texas limited liability company ("Hudson"), is an asset manager, and, pursuant to a proxy granted by Investments I and Investments II, has certain voting rights with respect to the shares of Common Stock owned by Investments I and II, pursuant to an agreement among Investments I, Investments II and Hudson (the "Asset Management Agreement"). The managing member of Hudson is Hudson Advisors Association, L.P., a Texas limited partnership ("Advisors"). The general partner of Advisors is Advisors GenPar. The Percent of Class is computed assuming that Investments I and Investments II are issued the maximum number of shares of Common Stock which they are contractually due (3,729,765 shares), which will increase the Company's issued and outstanding Common Stock to a total of 19,294,607 shares (without giving effect to any other transaction that might occur).

  The address of the principal offices and business address of Investments I, Investments II, REOC, GenPar and Lone Star Funds is 717 N. Harwood, Street, Suite 2200, Dallas, Texas 75201. The address of the principal offices and business address of Hudson, Advisors and Advisors GenPar is 717 N. Harwood, Street, Suite 2200, Dallas, Texas 75201. The address of the principal offices and business address of Partners III and Management III is Claredon House, Two Church Street, Hamilton, HM 11, Bermuda. The business address of Grayken is 50 Welbeck Street, London, United Kingdom, W1M7HE.

Security Ownership of Management

        The following table and the notes thereto set forth certain information with respect to the beneficial ownership of shares of Common Stock of the Company, as of March 31, 2003 (except as noted in the footnotes to such table), by each Director, each Executive Officer and by all Executive Officers and Directors as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Robert J. Stetson 12240 Inwood Road, Suite 300 Dallas TX 75246	678,400	(2)	3.4%
Harry O. Davis 12240 Inwood Road, Suite 300 Dallas TX 75246	20,851	(3)	*
Stacy M. Riffe 12240 Inwood Road, Suite 300 Dallas TX 75244	—		—
David M. West 717 N. Harwood Street, Suite 2200 Dallas TX 75201	12,000		*
Len W. Allen, Jr. 717 N. Harwood Street, Suite 2200 Dallas TX 75201	—
G. Steven Dawson Three Greenway Plaza, Suite 1300 Houston TX 77046	15,161	(4)	*
John C. Deterding 107 N. Waterview Richardson TX 75080	9,122	(5)	*
Robert Gidel 677 N. Washington Blvd. Sarasota FL 34236	8,000	(6)	*
James H. Kropp 6150 Lusk Boulevard, Suite B-205 San Diego CA 92121	9,000	(7)	*
Gregory I. Strong 717 N. Harwood Street, Suite 2200 Dallas TX 75201	—
All Directors and Executive Officers (10 persons)	752,535		3.8%

*
Less than 1%

(1)
Except as otherwise indicated, (i) the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, and (ii) none of the shares shown in this table or referred to in the footnotes hereto are shares of which the persons named in this table have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) promulgated under the Exchange Act.

(2)
Includes 108,000 shares of Common Stock subject to options currently exercisable or exercisable within 60 days.

(3)
Includes 1,851 shares of Common Stock held in a 401(k) plan and 7,500 shares of Common Stock subject to options currently exercisable or exercisable within 60 days. Does not include 3,568 shares of Common Stock beneficially owned by his wife as to which he disclaims any beneficial ownership.

(4)
Includes 8,000 shares of Common Stock subject to options currently exercisable and 5,161 shares of Common Stock issuable upon conversion of 5,500 shares of Series A Preferred Stock currently owned by Mr. Dawson.

(5)
Includes 8,000 shares of Common Stock subject to options currently exercisable.

(6)
Includes 8,000 shares of Common Stock subject to options currently exercisable.

(7)
Includes 1,000 shares held in an IRA account in his name and 6,000 shares of Common Stock subject to options currently exercisable.

        The only equity compensation plan that the Company has is its Flexible Incentive Plan, which was approved by the Company's stockholders. Set forth below is certain information with respect to that plan.

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

Item 13. Certain Relationships and Related Transactions

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

        Effective September 22, 2000, the Company and Mr. Stetson entered into an Amendment to the Settlement Agreement providing for two changes to the original Settlement Agreement. First, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of USRP Common Stock (calculated based on a value of $8.5625 per share). Second, the Company advanced Mr. Stetson $75,000 under a third promissory note to be used for the purpose of acquiring shares of Common Stock in the open market. Both notes bear interest at 7.0% per annum and provide for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006, and are secured by the restricted Common Stock and the Common Stock purchased in the open market with the note proceeds.

        On December 11, 2001, the Board of Directors agreed that at such time as Mr. Stetson paid down the aggregate principal amount due under the promissory notes to $275,000, the Company would release the shares of Common Stock pledged by Mr. Stetson as security for the repayment of the indebtedness evidenced by the notes. Mr. Stetson made such payment in September 2002 and currently owes $275,000 to the Company under the promissory notes.

        In January 2002, the Company advanced $24,000 to Harry O. Davis for the purchase of Common Stock of the Company. The promissory note provides for an interest rate of 6% per annum and quarterly payments of interest only through December 2006, with a final payment of principal and interest due in January 2007.

        On April 10, 2002, LSF 4 Acquisition (owned 90.1% by Lone Star U.S. Acquisitions LLC and 9.9% by U.S. Restaurant Properties Operating L.P.) merged into Shoney's, with Shoney's being the surviving entity. Pursuant to the terms of the merger, all of the outstanding shares of common stock of Shoney's were cancelled and converted into the right to receive $.36 in cash and each outstanding membership interest in LSF 4 Acquisition were converted into and exchanged for 100 shares of common stock of Shoney's, as the surviving entity in the merger. Pursuant to the terms of the LSF 4 Acquisition limited liability company agreement, U.S. Restaurant Properties Operating Partnership may not own more than 9.9% of the outstanding equity of the entity or its successor. Pursuant to the terms of the financing arrangements entered into in connection with the financing of the merger, U.S. Restaurant Properties Operating L.P. now owns 7.5% of the equity of the sole shareholder of Shoney's. In addition, U.S. Restaurant Properties Operating Partnership has no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution. As of December 31, 2002, the Company's investments in Shoney's consisted of an investment in common stock of $2,384,000, mortgage loans receivable of $18,498,000 and real estate purchased and leased back to Shoney's of approximately $37,332,000.

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

PART IV

Item 15. Exhibits

*99.1 Certification of Chief Executive Officer of U.S. Restaurant Properties, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.2 Certification of Chief Financial Officer of U.S. Restaurant Properties, Inc. pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to its report on Form 10-K to be signed on its behalf as the undersigned, thereunto authorized.

U.S. RESTAURANT PROPERTIES, INC.
Dated: May 2, 2003	By:	/s/ STACY M. RIFFE Stacy M. Riffe Chief Financial Officer

CERTIFICATION OF CHIEF EXECUTIVE OFFICER
PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Robert J. Stetson, Chief Executive Officer of the registrant, certify that:

1.
I have reviewed this annual report on Form 10-K/A of U.S. Restaurant Properties, Inc.

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

Dated: May 2, 2003

CERTIFICATION OF CHIEF FINANCIAL OFFICER
PURSUANT TO
SECURITIES EXCHANGE ACT RULES 13A-14 AND 15D-14

I, Stacy M. Riffe, Chief Financial Officer of the registrant, certify that:

1.
I have reviewed this annual report on Form 10-K/A of U.S. Restaurant Properties, Inc.

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

/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Dated: May 2, 2003

QuickLinks

TABLE OF CONTENTS
PART III
  Item 10. Directors and Executive Officers of the Registrant
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits
SIGNATURES
CERTIFICATION OF CHIEF EXECUTIVE OFFICER
CERTIFICATION OF CHIEF FINANCIAL OFFICER