Form 10-Q
period 2003-03-31
U S RESTAURANT PROPERTIES INC
filed 2003-05-14
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes  ☐                   No  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes ☒  No ☐

As of May 6, 2003, U.S. Restaurant Properties, Inc. had 19,859,689 shares of common stock $.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

U.S. Restaurant Properties, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Assets

Property, net
Land	$201,528	$202,404
Building and leasehold improvements	373,456	376,506
Machinery and equipment	13,315	11,868
	588,299	590,778
Less: accumulated depreciation	(103,513)	(100,571)
	484,786	490,207

Construction in progress	242	256
Cash and cash equivalents	1,492	4,392
Restricted cash and marketable securities	1,983	2,211
Rent and other receivables, net (includes $1,588 and $2,531 allowance for doubtful accounts at March 31, 2003 and December 31, 2002, respectively)	4,994	7,299
Straight line rent, net (includes $461 and $484 allowance for doubtful accounts at March 31, 2003 and December 31, 2002, respectively)	11,665	11,854
Prepaid expenses and other assets	4,505	3,354
Inventories	4,141	1,289
Investments	2,974	3,025
Notes receivable, net (includes $13 due from related parties and $3,372 and $3,636 allowance for doubtful accounts at March 31, 2003 and December 31, 2002, respectively)	8,904	9,805
Mortgage loans receivable, net (includes $266 and $583 allowance for doubtful accounts at March 31, 2003 and December 31, 2002, respectively)	33,374	34,932
Net investment in direct financing leases	466	518
Deferred financing costs and intangibles, net	9,175	9,935
Total assets	$568,701	$579,077

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$16,174	$18,142
Accrued dividends and distributions	2,182	2,181
Unearned contingent rent	698	826
Deferred gain on sale of property	923	926
Line of credit	24,450	25,000
Interest rate derivatives at fair value	4,214	4,536
Notes payable	324,769	327,428
Mortgage note payable	937	946
Total liabilities	374,347	379,985

Commitments and contingencies

Minority interest in operating venture	52,845	52,845

Stockholders’ equity

Preferred stock, $.001 par value per share; 50,000 shares authorized, Series A - 3,680 shares issued and outstanding at March 31, 2003 and December 31, 2002 (aggregate liquidation value of $92,000)	4	4
Common stock, $.001 par value per share; 100,000 shares authorized, 19,848 and 19,832 shares issued and outstanding at March 31, 2003 and December 31, 2002, respectively	20	20
Additional paid-in capital	327,932	327,756
Excess stock, $.001 par value per share 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(4,189)	(4,411)
Loans to stockholders for common stock	(299)	(299)
Distributions in excess of net income	(181,959)	(176,823)
Total stockholders’ equity	141,509	146,247
Total liabilities and stockholders’ equity	$568,701	$579,077

See Notes to Condensed Consolidated Financial Statements

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Real Estate
Revenues:
Rental	$15,808	$16,078
Operating expense reimbursements	864	935
Interest on notes and mortgage loans receivable	842	563
Amortization of unearned income on direct financing leases	66	60
Lease termination	1,715	—
Total revenues	19,295	17,636
Expenses:
Ground rent	1,036	1,006
Property taxes	234	314
Other property	113	19
Legal	317	386
Depreciation and amortization	5,686	5,109
General and administrative	1,331	1,510
Provision for doubtful accounts	(37)	86
Interest	4,217	4,286
Amortization of deferred financing costs	616	423
Derivative settlement payments	896	984
Impairment of long-lived assets	1,595	176
Fair value adjustment for interest rate derivatives	(100)	(172)
Total expenses	15,904	14,127
Income from real estate operations	3,391	3,509
Retail Operations
Operating revenue	13,442	7,216
Operating general and administrative expenses	(2,003)	(1,109)
Depreciation and amortization	(77)	(10)
Cost of sales	(11,767)	(5,930)
Income (loss) from retail operations	(405)	167
Income from continuing operations	2,986	3,676
Non-operating income (expense)	(7)	476
Minority interests	(1,169)	(1,133)
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,810	3,019
Income from discontinued operations	1,646	931
Cumulative effect of change in accounting principle	(270)	—
Net income	3,186	3,950
Dividends on preferred stock	(1,776)	(1,776)
Net income allocable to common stockholders	$1,410	$2,174

Basic and diluted net income (loss) per share:
Income from continuing operations allocable to common stockholders	$—	$0.06
Income from discontinued operations	0.08	0.05
Cumulative effect of change in accounting principle	(0.01)	—
Net income per share	$0.07	$0.11

Weighted average shares outstanding
Basic	19,837	19,518
Diluted	19,864	19,784

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Net income	$3,186	$3,950
Other comprehensive income (loss)-
change in unrealized loss on derivative valuation	222	1,147
change in unrealized loss on investments	—	(51)
Comprehensive income	$3,408	$5,046

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2003

(In thousands)

(Unaudited)

						Accumulated Other Comprehensive Gain (Loss)
					Additional Paid-in Capital		Loans To Shareholders	Distributions In Excess of Net Income
	Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value					Total

Balance at January 1, 2003	3,680	$4	19,832	$20	$327,756	$(4,411)	$(299)	$(176,823)	$146,247
Net income								3,186	3,186
Proceeds from exercised stock options			16		176				176
Other comprehensive income (loss) -
Change in unrealized loss on derivative valuation						222			222
Distributions declared on common stock								(6,546)	(6,546)
Distributions declared on preferred stock								(1,776)	(1,776)
Balance at March 31, 2003	3,680	$4	19,848	$20	$327,932	$(4,189)	$(299)	$(181,959)	$141,509

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:

Net income	$3,186	$3,950
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,780	5,346
Cumulative effect of change in accounting principle	270	—
Amortization of deferred financing costs and discounts	547	436
Impairment of long-lived assets	1,595	809
Provision for doubtful accounts	(37)	86
Stock-based compensation	—	62
Accretion of interest income	—	(168)
Fair value adjustment for interest rate derivatives	(100)	(172)
Minority interests	1,169	1,133
Gain on sale of property	(1,619)	(1,480)
Gain on sale of investments	—	(255)
Decrease (increase) in rent and other receivables, net	2,488	(464)
Increase in straight line rent, net	(573)	(519)
Decrease (increase) in prepaid expenses	(1,146)	338
Increase in inventories	(2,897)	(1,589)
Reduction in net investment in direct financing leases	32	169
Decrease in accounts payable and accrued liabilities	(1,528)	(3,595)
Decrease in unearned contingent rent	(128)	(124)
Cash flows from operating activities	7,039	3,963

Cash flows from investing activities:

Proceeds from sale of property and equipment	2,946	6,246
Purchase of property	(260)	—
Purchase of machinery and equipment	(2,465)	(29)
Purchase of investments	—	(1,073)
Proceeds from sale of investments	—	3,408
Distributions received from investments	51	24
Decrease in restricted cash	228	2,570
Mortgage notes receivable acquired	—	(84)
Mortgage loans receivable principal payments	1,875	1,303
Notes receivable issued	—	(6,500)
Lease acquisition premiums paid	(56)	(6)
Notes receivable principal payments	209	184
Cash flows from investing activities	2,528	6,043

Cash flows from financing activities:

Proceeds from line of credit	$7,200	$—
Payments on line of credit	(7,750)	—
Distributions to minority interest shareholders	(1,169)	(1,198)
Cash distributions to stockholders	(6,546)	(6,449)
Payment of preferred stock dividends	(1,776)	(1,776)
Proceeds from sale of stock and exercised stock options	176	976
Payments on notes/mortgage payable	(2,602)	(2,914)
Cash flows from financing activities	(12,467)	(11,361)

Decrease in cash and cash equivalents	(2,900)	(1,355)
Cash and cash equivalents at beginning of period	4,392	10,346
Cash and cash equivalents at end of period	$1,492	$8,991

Supplemental disclosure:
Interest paid during the period	$3,224	$3,421

Non-cash investing and financing activities:
Security deposit and note receivable written off	$1,037	$—
Decrease in common and preferred stock dividends accrued	—	3,925

See Notes to Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.             Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (the “Company”), through its subsidiaries, including Fuel Supply, Inc. (“FSI”), is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), as defined under the Internal Revenue Code of 1986, as amended. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company became the successor entity to U.S. Restaurant Properties Master L.P. (collectively with its subsidiaries, “USRP”) in October 1997.  The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. (“OP”). The Company owns, manages and acquires restaurant, service station and other service retail properties.  Through FSI, its taxable REIT subsidiary,  the Company also temporarily operates various retail businesses on its properties in order to transition the operations from one tenant to another.  At March 31, 2003, the Company owned 100% of and controlled the OP.  As of March 31, 2003, the Company owned 816 properties in 48 states.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, which was filed with the Securities and Exchange Commission (“SEC”).  The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC.  In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2003, and the consolidated results of its operations, comprehensive operations, stockholders’ equity and cash flows for the three months ended March 31, 2003 and 2002.

The Company derives its real estate revenue primarily from the leasing of its properties to operators (primarily restaurants) on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable.  Accordingly, the accompanying condensed consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities.  As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue.  The treatment of ground rents has changed from the 2002 interim period due to the adoption of EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred” after March 31, 2002.  In accordance with this consensus, the 2002 prior period presented has also been reclassified.  Rent revenues and ground rent expense under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recognized on a cash basis.  Contingent rent is recognized as revenue after the related lease sales targets are achieved.

The Company derives its retail revenues from the sale of gasoline, car washes, convenience store merchandise, and food sales at properties operated by the Company.  Revenue is recognized upon the sale of gasoline, merchandise or the delivery of services.

The preparation of consolidated financial statements, in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, contingent assets and liabilities, revenues and expenses as of and for the reporting periods.  Actual results may differ from such estimates.  Any differences from those estimates are recorded in the period in which they are identified.

Basic income per share is computed based upon the weighted average number of shares of common stock outstanding.  Diluted income per share typically reflects the dilutive effect of stock options, OP units, OP units and shares on which the price is guaranteed (“guaranteed stock”) and convertible preferred stock.  A reconciliation of the basic and diluted weighted average shares is as follows (in thousands, except per share data):

	Three months ended March 31,
(In thousands, except per share amounts)	2003	2002

Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$1,810	$3,019
Dividends on preferred stock	(1,776)	(1,776)
Net income from continuing operations allocable to common stockholders	34	1,243
Income from discontinued operations	1,646	931
Cumulative effect of change in accounting principle	(270)	—
Net income allocable to common stockholders	$1,410	$2,174

Basic and diluted net income (loss) per share:
Income from continuing operations allocable to common stockholders	$—	$0.06
Income from discontinued operations	0.08	0.05
Cumulative effect of change in accounting principle	(0.01)	—
Net income per share	$0.07	$0.11

Weighted average shares outstanding:
Basic	19,837	19,518
Dilutive effect of OP units	—	132
Dilutive effect of stock options	27	40
Dilutive effect of guaranteed stock	—	94
Diluted	19,864	19,784

Antidilutive securities:
Stock options	61	46
Convertible preferred stock	3,453	3,453

Amounts in previous periods have been reclassified to conform to current period presentation.

Investments in equity securities with readily determinable fair values and debt securities are classified as either available-for-sale or trading, based on the Company’s intent with respect to those securities.  Such investments are classified as trading securities if those securities are held principally for the purpose of selling them in the near term.  All other such investments are classified as available-for-sale.  These investments are recorded at fair value on the balance sheet.  Changes in fair value during the period are recorded in earnings for trading securities and in other comprehensive operations for available-for-sale securities.  Investments in equity securities that do not have readily determinable fair values are recorded using the cost method since the Company does not have the ability to exercise significant influence over the investees.  The Company disposed of all of its trading and available-for-sale securities in 2002.

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet at fair value.  If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized currently in earnings.  If the derivative is designated as a cash flow hedge, the effective portion of the changes in fair value of the derivative is recorded in other comprehensive income and is reclassified to earnings when the hedged item affects earnings.  For a derivative that does not qualify or is not designated as a hedge, changes in fair value are recognized currently in earnings.

SFAS No. 143, “Accounting for Asset Retirement Obligations” was issued in June 2001, and was adopted by the Company on January 1, 2003.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  (See Note 8)

Long-lived assets include real estate, direct financing leases, and intangibles which are evaluated on an individual asset basis.  Intangible assets were recorded for the excess of cost over the net investment in direct financing leases in 1986.  These intangible assets are being amortized and evaluated in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets”.  The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants.  When these indicators are present, the Company reviews the circumstances of the indicator and, if an impairment is required because estimated undiscounted cash flows are less than the carrying amount of the asset, secures an estimate of fair market value of the property affected.  On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  This statement requires current and historical results of operations for disposed properties and assets classified as held for sale that occur subsequent to January 1, 2002 to be reclassified and presented separately as discontinued operations. The operating results of properties disposed of subsequent to January 1, 2002, as well as the net gain on disposal are included in the Condensed Consolidated Statement of Operations under the caption “Income from discontinued operations.”

SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” was issued in April 2002 and was adopted by the Company on January 1, 2003.  Portions of the Statement that are applicable to the Company include the rescission of FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment to FASB Statement No. 13, “Accounting for Leases”, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. Future gain or loss from the extinguishment of debt will be included in income from continuing operations, rather than as an extraordinary item.  In addition, gains and losses from extinguishment of debt that occurred in prior periods will be reclassified from extraordinary items into continuing operations.

SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” was issued in June 2002 and was adopted by the Company on January 1, 2003.  During the quarter ended March 31, 2003, no activities qualified as exit or disposal activities, and the Company anticipates no material impact on its financial statements in the near future.

SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure, an amendment of FASB Statement No. 123,” was issued in December 2002 and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation suggested in SFAS No. 123 “Accounting for Stock-Based Compensation,” as well as requiring additional disclosures in interim and annual financial statements.  At this time, the Company intends to continue to utilize the intrinsic value model of accounting for options, which results in compensation costs equal to the excess of the fair value of the stock above the stock price being recognized at the measurement date.  Pro-forma disclosures are as follows (in thousands, except per share data):

	Three months ended March 31,
	2003	2002
Net income allocable to common stockholders before stock-based compensation cost	$1,410	$2,236
Stock-based compensation recognized	—	(62)
Net income allocable to common stockholders, as reported	1,410	2,174
Pro-forma stock-based compensation	(6)	(40)
Pro-forma net income allocable to common stockholders	$1,404	$2,134

Basic and diluted income per share:
As reported - basic and diluted	$0.07	$0.11
Pro-forma - basic	$0.07	$0.11
Pro-forma - diluted	$0.07	$0.11

Stock options:
Pro-forma estimated compensation value per options granted	$2.20	$1.51

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires disclosures beginning with financial statements ending after December 15, 2002, and requires liability recognition beginning January 1, 2003.  The adoption of this standard had no impact on the Company’s financial statements.

FIN No. 46, “Consolidation of Variable Interest Entities” was issued in January 2003.  This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” applies immediately to variable interest entities created after January 31, 2003, and applies to the first interim period beginning after June 15, 2003 to entities acquired before February 1, 2003.  This FIN does not affect the Company at this time, as it has no interests that would require consolidation under this Interpretation.

2.                                      Property

The current and historical results of operations for disposed properties and assets classified as held for sale are presented separately as discontinued operations.  Results of discontinued operations relate to the sale or disposal of 46 properties during the twelve months ended December 31, 2002 and seven properties during the three months ended March 31, 2003.  The operating results of these properties as well as the net gain on disposal are included in the Condensed Consolidated Statements of Operations under the caption “Income from discontinued operations” as follows (in thousands):

	Three months ended March 31,
	2003	2002

Revenues	$91	$591
Depreciation and amortization	(17)	(227)
Impairment of long-lived assets	—	(633)
Other expenses	(47)	(280)
	27	(549)
Gain on sale of property	1,619	1,480
Income from discontinued operations	$1,646	$931

During the three months ended March 31, 2003, the Company completed the sale or disposal of seven properties for cash proceeds of $2,946,000, net of closing costs.  During the three months ended March 31, 2003, leases for seven properties in which the Company had a leasehold interest were terminated, and the Company assumed responsibility as the primary tenant.

During the first quarter of 2003, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, impairment charges of $1,595,000 were recorded from the revaluing of 20 assets to their estimated fair value.

3.                                      Lines of Credit, Bridge Loan and Notes Payable

The Company’s debt is summarized as follows (in thousands):

			As of
	Maturity Date	Interest Rate	March 31, 2003	December 31, 2002

Lines of Credit	May 2004	LIBOR + 3.0%	$24,450	$25,000

Notes Payable
Senior unsecured notes, interest-only payments semiannually	May 2005	7.15%	$111,000	$111,000
Variable rate Certificates, principal and interest payable monthly	August 2006	LIBOR + 0.48%	165,627	168,220
Senior unsecured notes, interest-only payments semiannually	August 2003	8.22%	47,500	47,500
Debt premium, net			642	708
Total notes payable			$324,769	$327,428

Mortgage note payable	June 2007	8.00%	$937	$946

In May 2002, the Company entered into a Credit Agreement with Bank of America (“the Credit Agreement”), through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility are being used primarily to acquire certain Shoney’s and Captain D’s properties in sale/leaseback transactions. This facility is secured by the 173 properties owned by USRP Funding 2002-A, L.P. with a net book value of $95,944,000 as of March 31, 2003.  The Credit Agreement has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit.  There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility.  As of March 31, 2003, the Company had letters of credit outstanding and drawn on Bank of America in the amount of $3,645,000.  In May 2003, the Company exercised its option to extend the maturity date on the Credit Agreement by one year to May 2004 with a maximum borrowing of $20,000,000 effective May 31, 2003.

In December 2002, a limited and temporary waiver and amendment was executed under the Credit Agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $12,000,000 on December 18, 2002.  The amount of this investment, without the waiver, would have violated the limitations on investments under this facility.  The initial waiver period ends June 18, 2003, with extensions of the waiver possible through September 16, 2003.  The Captain D’s mortgage notes bear interest at 12.5% per annum. The Company intends to use these notes as partial consideration on the future acquisition of certain Captain D’s properties prior to the expiration of the waiver.

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary USRP Funding 2001-A, L.P.  The Certificates have an assumed amortization over 15 years and are secured by 275 properties with a net book value of $193,659,000. Under the Property Management Agreement associated with these properties, certain covenants and ratios must be maintained.  The

Company received a waiver dated December 31, 2002 on certain covenants in the Amended and Restated Property Management Agreement.  Through June 30, 2003, the waiver allows Unsecured Indebtedness, as defined, to exclude the $12,000,000 of Captain D’s mortgage notes purchased in December 2002.

On November 13, 1998, the Company issued $47,500,000 in senior notes in a private placement and are due August 1, 2003.  In anticipation of this maturity, the Company is currently discussing various financing alternatives with its creditors and lenders.

After receiving the waivers discussed above, the Company is in compliance with all covenants associated with its debt and credit facilities as of March 31, 2003.

4.                                      Derivative Instruments

The Company’s derivative instruments as of March 31, 2003 are summarized as follows (in thousands):

				Fixed Swap Rate Paid			Liability as of
Type	Settlement Period	Maturity	Notional Amount		Floor Rate	Cap Rate	March 31, 2003	December 31, 2002
Interest rate swap (a)	Quarterly	May 2003	$15,000	7.05%			$125	$325
Interest rate collar	Monthly	August 2005	67,574		4.42%	6.00%	3,584	3,678
Interest rate swap	Monthly	June 2004	25,000	2.42%			343	315
Interest rate swap	Monthly	August 2003	50,000	1.9975%			162	218
							$4,214	$4,536

(a) In April 2003, the Company paid $225,000, including accrued interest, to terminate the Interest rate swap agreement.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  The Company’s derivative financial instruments include interest rate swaps and interest rate collars, in which the Company receives variable payments based on an appropriate LIBOR index.

The Company terminated the fixed to floating interest rate swap with Bank of America in September 2002.  Proceeds from the termination of $1,105,000 were collected in October 2002.  The gain resulting from the termination of approximately $860,000 was recorded as a basis adjustment to notes payable on the balance sheet and is being amortized over the original term of the derivative, through May 2005.  As of March 31, 2003, the unamortized basis adjustment was $693,000.

5.             Related Party Transactions

In March 2000, the Company advanced $400,000 to Mr. Stetson, the Company’s Chief Executive Officer, for the purchase of the common stock of the Company.  The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March 2006.  This note is classified as “Loans to stockholders for common stock” on the balance sheet.  During the third quarter of 2002, this promissory note was paid down by $125,000.  At March 31, 2003, there was a balance of $275,000 due on this note.

Pursuant to an agreement between Harry O. Davis, the Company’s Chief Operating Officer, and the Board of Directors, in January 2002, the Company advanced Mr. Davis $24,000 for the purpose of acquiring shares of the Company’s Common Stock.  The promissory note provides for an interest rate of 6.0% per annum and quarterly payments of interest only beginning in April 2002 through December 2006, with a final payment of principal and all unpaid interest in January 2007.  This note is classified as a “Loan to stockholders for common stock” on the balance sheet.

On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Holders described in Note 6 below), the OP, LSF 4 Acquisition, LLC and Shoney’s Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney’s, with Shoney’s being the surviving entity.  Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney’s were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) would be converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger.  Under  the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC.  Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP now owns 7.5% of the equity of the sole shareholder of Shoney’s.  In addition, the OP has no obligation to fund any capital requirements of the entity, other than its initial capital contribution.  However, in December 2002, the OP did contribute an additional $892,000 in order to preserve its 7.5% equity stake.  In the event there is another capital call by Shoney’s and the Company chooses not to participate, no penalties will be incurred by the Company, but the Company’s percentage ownership in Shoney’s will be diluted.  Since the merger, the Company has completed the purchase of 51 properties from Shoney’s and intends to acquire additional properties in the near future.  The Company’s investments in Shoney’s as of March 31, 2003 consisted of an investment in common stock of $2,384,000, mortgage loans receivable of $16,781,000 and a net book value of real estate purchased and leased back to Shoney’s of approximately $36,817,000.

6.             Stockholders’ Equity and Minority Interests

Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (the “Lone Star Holders”)) owned approximately 19% of the outstanding Common Stock as of March 31, 2003.

The Company had 19,847,689 and 19,831,689 shares of common stock outstanding as of March 31, 2003 and December 31, 2002, respectively.

Distributions to Common and Preferred Stockholders

During the three months ended March 31, 2003, the Company declared distributions of $6,546,000 to its common stockholders (or $0.33 per share of Common Stock) and $1,776,000 to its preferred stockholders (or $0.4825 per share of Preferred Stock). During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first of every period.  During the three months ended March 31, 2002, the Company declared distributions of $4,300,000 to its common stockholders (or $0.22 per share of Common Stock) and $-0- to its preferred stockholders.

Minority Interests

During 1999, the Company issued $55,000,000 of 8.5% preferred interest in USRP/HCI Partnership 1, L.P. (“HJV”) to a third party for net proceeds of $52,793,000.  Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000 payable monthly from the cash flows of HJV.  Income is allocated to the preferred interest holder equal to their distribution.  The Company may elect from time to time to exchange properties that do not meet specified criteria as defined in the partnership agreement. During 2001, the HJV preferred interest holder contributed $52,000 to the OP.  This interest held by the third party is reflected as minority interest on the balance sheet.

7.             Segment Information

Effective April 2001, with the formation of FSI, a wholly-owned subsidiary of the Company, and the commencement of retail operations, the Company began operating two segments, real estate and retail.  Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

Real Estate.  Real estate activities are comprised of property management, acquisition and development operations and related business objectives.  The Company derives its revenues primarily from rental income received on its 816 restaurant and service station properties located throughout 48 states.

Retail. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise, and food sales at restaurants operated by the Company.  At March 31, 2003, FSI operated twenty-eight service stations in Texas (including 25 Fina stations which were taken over in February 2003), eight in Hawaii and one in Illinois.  In

January 2002, FSI commenced utilizing a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations.  At March 31, 2003, in addition to the service stations currently operated, FSI sold fuel to seven service stations in Hawaii, five in Texas and two in Illinois.  FSI also operates two restaurants, one located in Texas and one located in Kansas.

Intersegment Charges.  Intersegment charges are eliminated in consolidation and include the costs of rent and interest.  The Retail segment pays rent to the Real Estate segment for lease of the properties that it operates.  Interest is also paid by the Retail segment to the Real Estate segment.  Interest is charged at an annual rate of 9.5% on intercompany balances as well as on a note established on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI.  Intercompany balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations.  Intersegment rent and interest eliminated in consolidation for the three months ended March 31, 2003 were $518,000 and $324,000, respectively, and $211,000 and $-0-, respectively, for the three months ended March 31, 2003.

The following represents the Company’s reportable amounts by segment as of and for the three months ended March 31, 2003 and 2002 (in thousands):

As of March 31, 2003	Real Estate	Retail	Intercompany	Consolidated
Rental revenue	$16,326	$—	$(518)	$15,808
Operating income	—	13,442	—	13,442
Interest income, amortization of direct financing leases and operating expense reimbursements	2,096	—	(324)	1,772
Termination fee income	1,715	—	—	1,715
Total revenues	20,137	13,442	(842)	32,737
Interest expense	(4,217)	(324)	324	(4,217)
Depreciation and amortization	(5,686)	(77)	—	(5,763)
Other expenses, net	(7,177)	(14,288)	518	(20,947)
Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	3,057	(1,247)	—	1,810
Income from discontinued operations	1,646	—	—	1,646
Cumulative effect of change in accounting principle	(270)	—	—	(270)
Net income (loss)	$4,433	$(1,247)	$—	$3,186

Identifiable assets	$568,601	$14,369	$(15,761)	$567,209
Cash allocable with segment	854	638	—	1,492
Total assets	$569,455	$15,007	$(15,761)	$568,701

As of March 31, 2002	Real Estate	Retail	Intercompany	Consolidated
Rental revenue	$16,289	$—	$(211)	$16,078
Operating income	—	7,216	—	7,216
Interest income, amortization of direct financing leases and operating expense reimbursements	1,558	—	—	1,558
Total revenues	17,847	7,216	(211)	24,852
Interest expense	(4,286)	—	—	(4,286)
Depreciation and amortization	(5,109)	(10)	—	(5,119)
Other expenses, net	(5,389)	(7,250)	211	(12,428)
Income (loss) from continuing operations before discontinued operations	3,063	(44)	—	3,019
Income from discontinued operations	931	—	—	931
Net income (loss)	$3,994	$(44)	$—	$3,950

Identifiable assets	$560,967	$5,278	$(8,274)	$557,971
Cash allocable with segment	8,802	189	—	8,991
Total assets	$569,769	$5,467	$(8,274)	$566,962

8.             Change in Accounting Principle

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recorded a cumulative effect of change in accounting principle of $270,000 on January 1, 2003.  The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations.  The Company recognized $10,000 in accretion expense for the properties with asset retirement obligations related to the quarter ended March 31, 2003.

9.             Significant Tenant Negotiations and Legal Proceedings

In February 2002, the leasehold lender of 51 Fina stations in the Dallas/Ft. Worth area stepped into the lease and took over operations from the bankrupt tenant.  Since the lease assumption, all post-assumption rent has been collected by the Company.  As of December 31, 2002, there was $2,564,000 owed to the Company under the leases, representing pre-assumption property taxes, for which the Company had reserved $792,000. Effective in February 2003, the Company entered into a lease termination agreement and received a lease termination fee of $3,400,000, which was applied to outstanding receivable balances, with the remaining $1,715,000 being recorded as revenue.  The Company also, through its subsidiary FSI, purchased equipment for approximately $2,200,000, gas and convenience store inventory from the tenant at estimated cost, and took over the operation of 25 of these Fina stations.  The remaining 26 properties were temporarily closed.  As of April 30, 2003, 25 stations (13 operated by the Company and 12 others) had been re-leased and five other stations (two being operated by the Company and three others) had been sold.  The other 26 service stations are vacant. During the three months ended March 31, 2003, impairment charges of $973,000 were recorded from the revaluing of 14 Fina stations to their estimated fair value.

At March 31, 2003, the Company had $6,072,000 of mortgage notes receivable due from Lyon’s of California, Inc. (“Lyons”).  These notes are secured by certain Lyons restaurant properties and are partially guaranteed by ICH Corporation (“ICH”), the former owner of Lyon’s.  Sybra, Inc. (“Sybra”), a former wholly owned subsidiary of ICH, is the lessee of 59 of the Company’s Arby’s restaurants, making it the Company’s largest tenant.  In addition, the Company holds an unsecured note receivable of $567,000 from ICH at March 31, 2003.

Due to the Lyon’s and ICH bankruptcy filings, the Company recorded an allowance for doubtful accounts of $2,500,000 and $275,000 on the balances due from Lyons and ICH, respectively, during the year ended December 31, 2001.  Interest income associated with these notes has not been recognized since September 2001.  All of these notes are valued based on the estimated fair value of the collateral, as collateral disposal is the only means through which the Company will collect any proceeds.  Through March 31, 2003, the Company has received several million dollars in proceeds from the liquidation of this collateral, and during April 2003, the Company received $3,066,000 in cash associated with the ICH guarantee.  As a result of these events, the fair value of the collateral supporting these notes has become more certain.  The allowance on the Lyon’s notes was reduced from $2,500,000 to $583,000 during the year ended December 31, 2002.  The Company further reduced the allowance on the Lyon’s notes by $317,000 as a credit to the provision for doubtful accounts during the quarter ended March 31, 2003.  The allowance associated with the ICH note has remained at $275,000.

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty and the Company executed a workout agreement whereby the tenant would sell all of its real estate (including those fee properties owned by the Company that were leased to the tenant) and remit all net proceeds to the Company until 100% of all notes, accrued interest, real estate, rent receivables, late fees and other costs had been recovered.  Interest income associated with these notes has not been recognized since December 2002.  During 2002, the Company received approximately $1.5 million of cash from these transactions to partially repay its mortgage notes.  During 2003, the Company received $1.1 million in cash from the sale of one of its fee owned properties, and recognized a gain on sale of $664,000.  Each quarter, the Company individually evaluates all of its mortgage notes and real estate associated with this tenant to determine if any asset has been impaired.  As a result of this evaluation, a $200,000 impairment was recorded on two fee-owned properties during 2003.  At March 31, 2003, the Company had mortgage notes receivable of $2,565,000, net book value of real estate and equipment of $1,927,000 and rent receivables and other assets of $226,000.

During the three months ended March 31, 2003, the Company filed a lawsuit against Alon USA, L.P. (“Alon”).  Alon is the original owner of the 51 Fina service stations that the Company took back through release of the tenant from its lease with the Company.  Alon has counter-claimed against the Company, alleging that these gas stations must be continuously operated selling Fina branded gasoline pursuant to a Branding Assurance Agreement it allegedly entered into with the Company.  The Company disputes this position and has not reopened several of the stations, has sold one station and contemplates selling other stations for possible uses other than as Fina branded gasoline stations.  If Alon’s position is upheld, the Company’s ability to sell or lease these gas stations could be impaired and the Company could be liable for damages.  It is not possible to predict the outcome of the litigation or to estimate the possibility of damages at this time.

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

Results of Operations

The Company derives its real estate revenue primarily from the leasing of its properties (primarily restaurants) to operators on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable.  Approximately 45% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a threshold amount.  As a result, portions of the Company’s revenues are a function of the number of properties in operation and their level of sales.  Sales at individual properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company for the following periods.

Comparison of the three months ended March 31, 2003 to the three months ended March 31, 2002

Revenues from real estate operations, including income earned on direct financing leases, in the three months ended March 31, 2003 totaled $19,295,000, up 9.4% from the $17,636,000 recorded for the three months ended March 31, 2002.  The increase in revenues is primarily due to the higher number of properties owned during 2003, a net lease termination fee of $1,715,000 and an increase in interest income, partially offset by a 27-property increase in the number of vacant non-billable properties as of March 31, 2003 to 89, as compared to 62 at March 31, 2002.  In February 2003, the Company entered into an early lease termination agreement with the leasehold lender of 51 Fina gas stations.  The Company received a termination fee of $3,400,000, which was offset by outstanding receivables balances, reserves and writedowns for a net amount of $1,715,000 included as lease termination revenue.  For the three months ended March 31, 2003, approximately 4.1% of the Company’s rental revenues resulted from percentage rents (rents determined as a percentage of tenant sales), compared with 5.6% for the three months ended March 31, 2002. The ratio of percent rent to total rental revenues will continue to decline in the coming years as the Company’s current policy is predominantly to exclude this provision from any new lease contracts or renewals of current leases and instead increase the base rent rates. The increase in interest income from $563,000 at March 31, 2002 to $842,000 at March 31, 2003 is due to the higher balances of notes and mortgages receivable.

During the three months ended March 31, 2003, the Company experienced a 7.0% overall decrease in ground rent, property taxes and legal costs compared to the three months ended March 31, 2002.  This was primarily due to lower legal proceedings involved with the vacant non-billable properties during 2003, offset by slightly higher non-reimbursed ground rent due to the higher number of vacant non-billable properties as of March 31, 2003 compared to March 31, 2002.

Other property costs increased from $19,000 for the three months ended March 31, 2002 to $113,000 for the three months ended March 31, 2003, primarily due to the reclass of 2002 costs on properties sold or disposed to discontinued operations.  Depreciation and amortization expenses during the three months ended March 31, 2003 totaled $5,686,000, an increase of 11.3% when compared to the three months ended March 31, 2002.  This increase is primarily due to the higher depreciation expense on higher average properties owned during 2003 as compared to 2002.

General and administrative expenses for the three months ended March 31, 2003 totaled $1,331,000, a decrease of $179,000 when compared to the three months ended March 31, 2002.  During the three months ended March 31,

2003, the Company incurred lower salary costs partially offset by higher insurance costs when compared to the three months ended March 31, 2002.

Provision for doubtful accounts for the three months ended March 31, 2003 totaled $(37,000) compared to $86,000 for the three months ended March 31, 2002.  Several of the Company’s tenants have experienced financial difficulty and/or bankruptcy.  See “Status of Financially Troubled Tenants” below for detailed discussion.

The Company performs regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable.  Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, contracts or letters of intent at lower net value than what the Company has the asset recorded, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants.  During the three months ended March 31, 2003, as the Company signed contracts or letters of intent at amounts lower than the net values of the assets, a charge of $1,595,000 was recorded from the revaluing of 20 assets to their estimated fair value.  During the three months ended March 31, 2002, the Company recorded an asset impairment charge of $809,000, of which $633,000 is reflected in income from discontinued operations.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  The Company’s derivative financial instruments include interest rate swaps and interest rate collars, and all are designated as cash flow hedges as of March 31, 2003.  All of the derivatives, except one, are perfectly effective and therefore changes in fair value of the derivatives are recorded in other comprehensive income, and are recognized in the Statement of Operations when the hedged item (variable-rate interest payments) affects earnings.  Derivative settlement payments decreased from $984,000 in 2002 to $896,000 in 2003, as a result of lower balances outstanding on notes payable.  During the three months ended March 31, 2003, the Company recognized $100,000 of income related to the ineffective portion of the interest rate swap that is not perfectly effective, as compared to $172,000 of income during the three months ended March 31, 2002.

The Company derives its retail revenues from the sale of gasoline, car washes, convenience store merchandise, and food sales at properties operated by the Company.  Revenue is recognized upon the sale of gasoline, merchandise or the delivery of services.  Retail revenue was $13,442,000 for the three months ended March 31, 2003, compared to $7,216,000 for the three months ended March 31, 2002.  Cost of sales associated with this revenue totaled $11,767,000 and general and administrative costs associated with this revenue totaled $2,003,000 for the three months ended March 31, 2003, compared to $5,930,000 and $1,109,000, respectively, for the three months ended March 31, 2002.  The number of properties being operated by the Company increased from 30 properties at March 31, 2002 to 53 at March 31, 2003.  The increase in the number of operating properties in 2003 was primarily due to the addition of 25 Fina stations in February 2003.  Retail operations reside in FSI, a fully taxable subsidiary of the Company that is subject to paying income taxes.  FSI has incurred net operating losses (“NOLs”) since inception.  The Company has not recognized any deferred tax benefits associated with these NOLs as management believes it is more likely than not that FSI will not be able to utilize these NOLs.

Gain on sale of property for the three months ended March 31, 2003 was $1,619,000, compared to a gain on sale of $1,480,000 for the three months ended March 31, 2002, both of which are reflected in income from discontinued operations in accordance with SFAS No. 144 (as described below).

Minority interests in earnings were $1,169,000 for the three months ended March 31, 2003, compared to $1,133,000 for the three months ended March 31, 2002, and relate primarily to the Company’s minority interest in HJV, which was formed in October 1999.

Income from discontinued operations was $1,646,000 for the three months ended March 31, 2003, compared to $931,000 for the three months ended March 31, 2002.  In accordance with SFAS No. 144, which the Company adopted on January 1, 2002, discontinued operations represent the operations of properties disposed of subsequent to January 1, 2002, as well as any gain or loss recognized in their disposition.  The operating results relate to the sale or disposal of 46 properties during the twelve months ended December 31, 2002 and seven properties during the three months ended March 31, 2003, and are reflected as income from discontinued operations for the three months ended March 31, 2003 and all prior periods.

Non-operating income (expense) was $(7,000) for the three months ended March 31, 2003, compared to $476,000 for the three months ended March 31, 2002.  The decrease in income in 2003 is primarily due to lower interest income, as the Company liquidated its trading securities during 2002, as well as a loss on sale of investments of $14,000 during 2003.

Change in accounting principle for the three months ended March 31, 2003 was $270,000.  On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  As a result of adopting SFAS No. 143, the Company recorded a cumulative effect of change in accounting principle on January 1, 2003.  The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations.

Liquidity and Capital Resources

Summary of Sources and Uses of Cash

The Company’s principal source of cash to meet its working capital and dividend requirements is rental revenues generated by the Company’s properties, as well as operating revenues from the Company’s retail segment.  Cash generated in excess of operating requirements and dividend payments is generally used to reduce amounts outstanding under the Company’s credit agreements or to acquire additional properties.  The Company’s cash and cash equivalents were $1,492,000 at March 31, 2003.

The Company generated $7,039,000 of cash from operations and $2,528,000 from investing during the quarter ended March 31, 2003.  During 2003, the Company used $2,725,000 of cash for the purchase of property, machinery and equipment.  The terms of the Company’s triple net leases generally require that the tenant is responsible for maintenance and improvements to the property under lease.  Therefore, the Company is generally not required to expend funds for remodels and renovations.  However, the Company did spend $30,000 during the first quarter of 2003, and expects to spend approximately $590,000 during the remainder of 2003 to renovate and remodel currently owned properties.  During the quarter ended March 31, 2003, the Company received $2,946,000 in cash proceeds from the sale of seven properties.  In addition, the Company received $228,000 in previously restricted cash and $1,875,000 of principal payments on mortgage loans receivable.

Cash flow used in financing activities was $12,467,000 for the quarter ended March 31, 2003. The most significant uses of cash were to fund Common and Preferred Stock dividends and paydowns on the Company’s line of credit.  During the three months ended March 31, 2003, the Company declared and paid distributions of $6,546,000 to its common stockholders and $1,776,000 to its preferred stockholders.  The Company also used cash to make payments on its line of credit of $7,750,000 and to pay notes and mortgage notes payable of $2,602,000.  Distributions of $1,169,000 were also made to minority interest shareholders.  The primary source of cash from financing activities was $7,200,000 of borrowings under the Company’s line of credit.  In May 2003, the Company exercised its one-year option to extend the maturity date on the line of credit by one year to May 2004, with a maximum borrowing of $20,000,000 effective May 31, 2003.  All other terms of the agreement remain the same.  Also, the Company is currently discussing various financing alternatives with its creditors and other lenders regarding its $47,500,000 senior notes, which are due August 1, 2003.  Alternatives that the Company is pursuing include a secured loan on certain Hawaii assets, a placement of additional unsecured notes, and a small preferred equity transaction.  Although there is no certainty surrounding interest rates, given the current favorable interest rate environment, the Company anticipates the financing solution will bear an annual interest rate that is lower than the existing 8.22% on the expiring senior notes.

Status of Financially Troubled Tenants

During June 2001, the Company was notified that one of its tenants had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the “Bankruptcy Code”).  Gant Acquisition LLC (“Gant”), which leased 27 service stations in North Carolina under a Master Lease with the Company, filed for Chapter 11 bankruptcy on May 21, 2001.  Annual rent from all 27 properties is approximately $1,288,000.  At March 31, 2003, there was approximately $198,000 of receivables due from this tenant on all 27 properties and the Company had reserved $31,000 for these amounts. The Bankruptcy Court has severed the Master Lease between Gant and the Company, permitting Gant to reject 12 of the properties subject to the Master Lease while continuing to pay rent on the remaining 15 properties.  The Company appealed this ruling in May 2002.  The appeal was upheld by the District Court in March 2003.  The Company is now appealing this ruling to the Third Circuit Court of Appeals.  Depending on the outcome of this appeal, which is anticipated to be ruled upon in the latter part of 2003, the remaining 12 properties will either be sold, with all proceeds payable to the Company, or Gant will be responsible for all back rent due. Gant continues to pay rent on 15 of the 27 properties.

During 2001, one of the Company’s mortgagees, Lyons, filed for protection under Chapter 11 of the bankruptcy code.  The mortgage notes were secured by certain Lyons restaurant properties and were partially guaranteed by ICH, the former owner of Lyons.  During 2001, the Company recorded a provision for doubtful accounts of $2,775,000 related to these notes.  Interest income associated with the Lyons notes has not been recognized since September 2001.

During 2002, Lyons emerged from Chapter 11 Bankruptcy and, according to the terms of the Plan of Reorganization approved by the United States Bankruptcy Court, certain Lyons restaurants would be sold in order to compensate its creditors.  As the properties have been sold, the Company has received its proportionate share of the proceeds.  In addition, the Plan of Reorganization provides for the payment of franchise royalties and cash payments from the cash flow of the Lyons restaurant in Sacramento, CA, of which the Company will most likely be one of the recipients.  The timing and exact amounts to be collected by the Company from the proceeds on sales of and cash flows from Lyons properties is estimated and therefore subject to change.

During 2002, the Company was notified that ICH, the guarantor on the Lyons notes, had filed for protection under Chapter 11 of the bankruptcy code, along with its wholly-owned subsidiary, Sybra.  At the time of filing, Sybra was the Company’s largest tenant, leasing 59 of the Company’s Arby’s restaurants.  Subsequent to the filing, all post-bankruptcy rent continued to be paid by Sybra.

In December 2002, pursuant to a Plan of Reorganization approved by the United States Bankruptcy Court, Sybra was acquired by Triarc Companies, Inc. (“Triarc”).  Triarc assumed all of the Company’s Sybra leases and is now the Company’s largest tenant.  The Bankruptcy Court, in accepting Triarc’s purchase of Sybra, required that the proceeds from the purchase be placed in escrow with the Court for the benefit of the unsecured creditors.  At December 31, 2002, funds were placed in escrow, and all prepetition amounts due have been paid.  In April 2003, the Company received $3,066,000 from this escrow and anticipates a final disbursement of up to $450,000 in the next 60 days.

Due to the relationship among ICH, Lyons and Sybra, the proceeds received by the Company related to the Plan of Reorganization of ICH and Sybra are considered in the collateral value analysis of the Lyons mortgage notes.  Although the amount of recoverability on the Lyons notes is an estimate and is subject to change, the Company expects to recover substantially more of the original principal balance than originally estimated because the fair value of the collateral has become more certain over time.  Taking this into consideration, for the three months ended March 31, 2003, the Company reduced the allowance on the Lyons notes by $317,000 as a credit to the provision for doubtful accounts, leaving an allowance of $541,000. As of March 31, 2003, there was approximately $6,639,000 due on the notes receivable from Lyons and ICH combined.

In February 2002, the leasehold lender of 51 Fina stations in the Dallas/Ft. Worth area stepped into the lease and took over operations from the bankrupt tenant.  Since the lease assumption, all post-assumption rent has been collected by the Company.  As of December 31, 2002, there was $2,564,000 owed to the Company under the leases, representing pre-assumption property taxes, for which the Company had reserved $792,000. Effective in February 2003, the Company entered into a lease termination agreement and received a lease termination fee of $3,400,000, which was applied to outstanding receivable balances, with the remaining $1,715,000 being recorded as revenue.  The Company also, through its subsidiary FSI, purchased equipment for approximately $2,200,000, gas and convenience store inventory from the tenant at estimated cost, and took over the operation of 25 of these Fina stations.  The remaining 26 properties were temporarily closed.  As of April 30, 2003, 25 stations (13 operated by the Company and 12 others) had been re-leased and five other stations (two being operated by the Company and three others) had been sold.  The other 26 service stations are vacant. During the three months ended March 31, 2003, impairment charges of $973,000 were recorded from the revaluing of 14 Fina stations to their estimated fair value.

In December 2002, the Company was notified that one of its tenants, Ameriking, which leases 12 Burger King properties, had filed for protection under Chapter 11 of the Bankruptcy Code.  As of March 31, 2003, Ameriking owed the Company approximately $156,000 for which a reserve of $24,000 has been established.  The 12 properties have a net book value of approximately $5,900,000 and the annual rent on these properties is approximately $1,000,000.  Ameriking has rejected 4 of the 12 leases.  In April 2003, one of the properties was sold, and

Ameriking continues to pay post-petition rent on the remaining seven properties.  The outcome of the Ameriking bankruptcy and the effects on the Company are uncertain at this time.

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty and the Company, after numerous discussions and negotiations, initiated foreclosure proceedings in March 2002.  In September 2002, the Company executed a workout agreement with the tenant and its lender, Medallion Capital.  In exchange for the Company agreeing to stay its eviction and foreclosure proceedings, the Company would receive 100 percent of the net proceeds of each sale of property until the Company received a sum equal to the entirety of its mortgage balances with all accrued interest, an agreed upon sale price of the fee properties representing approximately 119 percent of the Company’s original cost in the properties, and all the Company’s legal fees and costs of collection, as well as all rent and mortgage payment obligations going forward.  Embers agreed that these payments would be made in full within 24 months of the agreement.  At the time of payment in full, the Company would agree to release any remaining mortgages and deed over any remaining properties to Embers.  Interest income associated with the mortgage notes has not been recognized since December 2002.

Company Debt and Derivatives

The Company’s debt is summarized as follows (in thousands):

			As of
	Maturity Date	Interest Rate	March 31, 2003	December 31, 2002

Lines of Credit	May 2004	LIBOR + 3.0%	$24,450	$25,000

Notes Payable
Senior unsecured notes, interest-only payments semiannually	May 2005	7.15%	$111,000	$111,000
Variable rate Certificates, principle and interest payable monthly	August 2006	LIBOR + 0.48%	165,627	168,220
Senior unsecured notes, interest-only payments semiannually	August 2003	8.22%	47,500	47,500
Debt premium, net			642	708
Total notes payable			$324,769	$327,428

Mortgage note payable	June 2007	8.00%	$937	$946

In May 2002, the Company entered into a Credit Agreement with Bank of America (“the Credit Agreement”), through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility are being used primarily to acquire certain Shoney’s and Captain D’s properties in sale/leaseback transactions. This facility is secured by the 173 properties owned by USRP Funding 2002-A, L.P. with a net book value of $95,944,000 as of March 31, 2003.  The Credit Agreement has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit.  There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility.  As of March 31, 2003, the Company had letters of credit outstanding and drawn on Bank of America in the amount of $3,645,000.  In May 2003, the Company exercised its option to extend the maturity date on the Credit Agreement by one year to May 2004 with a maximum borrowing of $20,000,000 effective May 31, 2003.

In December 2002, a limited and temporary waiver and amendment was executed under the Credit Agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $12,000,000 on December 18, 2002.  The amount of this investment, without the waiver, would have violated the limitations on investments under this facility.  The initial waiver period ends June

18, 2003, with extensions of the waiver possible through September 16, 2003.  The Captain D’s mortgage notes bear interest at 12.5% per annum.  The Company intends to use these notes as partial consideration on the future acquisition of certain Captain D’s properties prior to the expiration of the waiver.

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary USRP Funding 2001-A, L.P.  The Certificates have an assumed amortization over 15 years and are secured by 275 properties with a net book value of $193,659,000. Under the Property Management Agreement associated with these properties, certain covenants and ratios must be maintained.  The Company received a waiver dated December 31, 2002 on certain covenants in the Amended and Restated Property Management Agreement.   Through June 30, 2003, the waiver allows Unsecured Indebtedness, as defined, to exclude the $12,000,000 of Captain D’s mortgage notes purchased in December 2002.

On November 13, 1998, the Company issued $47,500,000 in senior notes in a private placement and are due August 1, 2003.  In anticipation of this maturity, the Company is currently discussing various financing alternatives with its creditors and lenders. Alternatives that the Company is pursuing include a secured loan on certain Hawaii assets, a placement of additional unsecured notes, and a small preferred equity transaction.  Given the favorable interest rate environment, the Company anticipates the financing solution will bear an annual interest rate that is lower than the existing 8.22% on the expiring senior notes.

When considering the waivers discussed above, the Company is in compliance with all covenants associated with its debt and credit facilities as of March 31, 2003.

The Company’s derivative instruments are summarized as follows (in thousands):

				Fixed Swap Rate Paid			Liability as of
Type	Settlement Period	Maturity	Notional Amount		Floor Rate	Cap Rate	March 31, 2003	December 31, 2002
Interest rate swap (a)	Quarterly	May 2003	$15,000	7.05%			$125	$325
Interest rate collar	Monthly	August 2005	67,574		4.42%	6.00%	3,584	3,678
Interest rate swap	Monthly	June 2004	25,000	2.42%			343	315
Interest rate swap	Monthly	August 2003	50,000	1.9975%			162	218
							$4,214	$4,536

(a) In April 2003, the Company paid $225,000, including accrued interest, to terminate the Interest rate swap agreement.

Management believes that cash flow from operations, along with the Company’s ability to raise additional equity, anticipated sales of properties, funds available under the Credit Agreement with Bank of America and the Company’s anticipated ability to obtain financing will provide the Company with sufficient liquidity to meet its foreseeable capital needs.  However, there can be no assurance that the terms of anticipated financing will be as favorable to the Company as under the existing facilities.

Funds From Operations (FFO)

The Company believes that it computes FFO in accordance with the standards established by the National Association of Real Estate Investment Trusts (“NAREIT”) in their National Policy Bulletins dated November 8, 1999 and April 5, 2002, which may differ from the methodology for calculating FFO utilized by other equity REITs, and, accordingly, may not be comparable to such other REITs.  The Company’s FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, gains (or losses) from sales of property, impairment of long-lived assets, extraordinary items and income/loss allocable to minority interest holders.  The Company believes that FFO, when viewed in conjunction with net income and cash flows, provides investors with a useful supplemental measure of the operating performance of a real estate company because it provides a direct measure of the actual operating results of the Company’s properties.  FFO is not defined by generally accepted accounting principles and should not be considered an alternative to net income or cash flow as an indication of operating performance or liquidity.  FFO as disclosed by other REITs may not be comparable to the Company’s calculation.  The Company believes FFO is helpful to investors as a measure of the performance of an equity REIT because, along with the Company’s statements of financial condition, results of operations and cash flows, it provides investors with an understanding of the ability of the Company to incur and service debt and make capital expenditures.  In evaluating FFO and the trends it depicts, investors should consider the major factors affecting FFO.  Growth in FFO will result from increases in revenue or decreases in related operating expenses.  Conversely, FFO will decline if revenues decline or related operating expenses increase.  FFO does not represent amounts available for management’s discretionary use because of needed capital replacement or expansion, debt service obligation, or other commitments and uncertainties.  FFO should not be considered as an alternative to net income (determined in accordance with accounting principles generally accepted in the United States of America), as an indication of the Company’s financial performance, to cash flows from operating activities (determined in accordance with accounting principles generally accepted in the United State of America) or as a measure of the Company’s liquidity, nor is it indicative of funds available to fund the Company’s cash needs, including its ability to make distributions.

The following table sets forth, for the three months ended March 31, 2003 and 2002, the calculation of funds from operations.

	Three months ended March 31,
(in thousands)	2003	2002

Net income	$3,186	$3,950
Preferred stock dividends	(1,776)	(1,776)
Net income allocable to common stockholders	1,410	2,174

Depreciation and amortization	5,751	5,321
Gain on sale of property	(1,619)	(1,480)
Impairment of long-lived assets	1,595	809
Income allocable to minority interests	—	(31)
Cumulative effect of change in accounting principle	270	—

Funds from operations - basic	7,407	6,793
Adjustments to minority interest	—	(36)
Income allocable to minority interest	—	31
Funds from operations - diluted	$7,407	$6,788

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

Risks Associated with Forward-Looking Statements included in this Form 10-Q

Certain statements contained in this Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements within the meaning of the federal securities laws.  Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company’s actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements.  The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.  Reference is hereby made to the disclosures contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the disclosures under the headings “Risk Associated with Forward-Looking Statements included in this Form 10-K” and “Factors Affecting the Company’s Business and Prospects” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company has limited exposure to financial market risks, including changes in interest rates and other relevant market prices, except as noted below.  The Company does not have any foreign operations and thus is not exposed to foreign currency fluctuations.

The fair value of the Company’s investments would be affected by an increase or decrease in interest rates as the majority of the investments are interest-bearing instruments.  However, the Company’s investment portfolio of $2,974,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations.  The Company also has investments in fixed rate notes and mortgage loans receivable.  Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

An increase or decrease in interest rates and fees would affect interest costs relating to the Company’s variable rate debt.  Variable rate debt consists of Triple Net Lease Mortgage Certificates (the Certificates) and borrowings under the Credit Agreement with Bank of America.

At March 31, 2003, there was $165,627,000 of variable rate debt outstanding on the Certificates.  The Certificates bear interest at the 30 - day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points.  The Company entered into an interest rate swap effective July 3, 2000 with a notional amount of $50,000,000 which was subsequently reduced to $30,000,000 during the fourth quarter of 2001 and further reduced to $15,000,000 during the second quarter of 2002.  The Company pays a fixed rate of 7.05% and receives a variable rate based upon LIBOR under this swap agreement.

In conjunction with the offering of the Certificates, the Company entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% expiring June 2004 on a notional amount of $25,000,000; an interest rate swap at a fixed rate of 1.9975% expiring August 2003 on a notional amount of $50,000,000; and an interest rate collar with a floor of 4.42% and a ceiling of 6.00% expiring August 2005 on an original notional amount of $80,000,000, which has been reduced to $67,574,000 as of March 31, 2003. These derivatives effectively lock in $25,000,000 at 3.426% (2.42% plus 1.006%) through June 2004, lock in $50,000,000 at 3.004% (1.9975% plus 1.006%) through August 2003, and lock in $67,574,000 as of March 31, 2003 at between 5.4260% (4.42% plus 1.006%) and 7.006% (6.0% plus 1.006%) through August 2005.

The Company may borrow funds under its $35,000,000 Credit Agreement with Bank of America at Prime plus 3.00%, at LIBOR plus 3.00% or a combination of the two.  As of March 31, 2003, borrowings outstanding under this agreement were $24,450,000.  In May 2003, the Company exercised its option to extend the maturity date on the Credit Agreement by one year to May 2004 with a maximum borrowing of $20,000,000 effective May 31, 2003.

Based on the Company’s variable rate debt and the derivatives designated as cash flow hedges against this debt, a 10.0% increase or decrease in interest rates (representing 14.9 basis points) would result in an annual increase or decrease in interest charges of approximately $50,000.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer) have concluded, based on their evaluation as of a date within 90 days prior to the date of the filing of this Report, that, except as described below, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In its March 2003 Letter to the Audit Committee, the Company’s auditors noted that the Company does not have an adequate process in place to provide for a timely and accurate closing of its accounts, which prevents critical analysis of accounts prior to financial statement preparation.  To address this comment, the Company reviewed its closing process and began making adjustments that would facilitate a more timely close of the accounts for the quarter presented herein.  In addition, the Company will continue to refine its closing and analysis procedures as they relate to future quarterly and annual reporting periods.

Except as outlined above, there were no significant changes in the Company’s internal control or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

PART II.                OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None

Item 6.    Exhibits and Reports on Form 8-K

a)                                      Exhibits

1)                                      Exhibit 3.1 – Restated Articles of Incorporation

2)                                      Exhibit 3.2 – Amended and Restated Bylaws

3)                                      Exhibit 10.1 – 1997 Flexible Incentive Plan

4)                                      Exhibit 99.1 – Certification by Robert J. Stetson Pursuant to Sarbanes-Oxley Act of 2002

5)                                      Exhibit 99.2 – Certification by Stacy M. Riffe Pursuant to Sarbanes-Oxley Act of 2002

b)                                     Reports of Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: May 14, 2003	By: /s/ Robert J. Stetson
Robert J. Stetson.
Chief Executive Officer and Director

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

Dated: May 14, 2003

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

/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Dated: May 14, 2003

Index to Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation
3.2	Amended and Restated Bylaws
10.1	1997 Flexible Incentive Plan
99.1	Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002
99.2	Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002