Form 10-Q
period 2003-06-30
U S RESTAURANT PROPERTIES INC
filed 2003-08-14
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).  Yes  ☒  No☐

As of August 5, 2003, U.S. Restaurant Properties, Inc. had 19,890,689 shares of common stock $0.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I.		FINANCIAL INFORMATION

	Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Comprehensive Operations for the three and six months ended June 30, 2003 and 2002

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the six months ended June 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2003 and 2002

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.		OTHER INFORMATION

	Item 7.	Exhibits and Reports on Form 8-K

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2003	December 31, 2002

Assets

Property, net
Land	$201,434	$202,404
Building and leasehold improvements	369,862	376,506
Machinery and equipment	12,829	11,868
	584,125	590,778
Less: accumulated depreciation	(105,208)	(99,964)
	478,917	490,814

Construction in progress	393	256
Cash and cash equivalents	31,161	4,392
Restricted cash and marketable securities	2,890	2,211
Rent and other receivables, net (includes $1,370 and $2,531 allowance for doubtful accounts at June 30, 2003 and December 31, 2002, respectively)	5,308	7,299
Straight line rent, net (includes $440 and $484 allowance for doubtful accounts at June 30, 2003 and December 31, 2002, respectively)	11,237	11,247
Prepaid expenses and other assets	4,432	3,354
Inventories	2,567	1,289
Investments	2,948	3,025
Notes receivable, net (includes $0 and $13 due from related parties, and $2,964 and $3,636 allowance for doubtful accounts at June 30, 2003 and December 31, 2002, respectively)	8,342	9,805
Mortgage loans receivable, net (includes $266 and $583 allowance for doubtful accounts at June 30, 2003 and December 31, 2002, respectively)	14,251	34,932
Net investment in direct financing leases	335	518
Deferred financing costs and intangibles, net	8,380	9,935
Total assets	$571,161	$579,077

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	June 30, 2003	December 31, 2002

Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$19,638	$18,142
Accrued dividends and distributions	2,190	2,181
Unearned contingent rent	594	826
Deferred gain on sale of property	237	926
Line of credit	13,750	25,000
Interest rate derivatives at fair value	3,970	4,536
Notes payable	320,727	327,428
Mortgage note payable	928	946
Total liabilities	362,034	379,985

Commitments and contingencies

Minority interest in operating partnerships	52,845	52,845

Stockholders’ equity

Preferred stock, $0.001 par value per share:
Series A Cumulative Convertible Preferred Stock - 50,000 shares authorized, 3,680 shares issued and outstanding at June 30, 2003 and December 31, 2002 (aggregate liquidation value of $92,000)	4	4
Series B Convertible Preferred Stock - 20 shares authorized, 16 shares issued and outstanding at June 30, 2003 (aggregate liquidation value of $16,000)	—	—
Common stock, $0.001 par value per share:
100,000 shares authorized, 19,891 and 19,832 shares issued and outstanding at June 30, 2003 and December 31, 2002, respectively	20	20
Additional paid-in capital	343,304	327,756
Excess stock, $0.001 par value per share 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(3,970)	(4,411)
Loans to stockholders for common stock	(299)	(299)
Distributions in excess of net income	(182,777)	(176,823)
Total stockholders’ equity	156,282	146,247
Total liabilities and stockholders’ equity	$571,161	$579,077

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Real estate rental	$15,135	$15,710	$30,632	$31,051
Tenant expense reimbursements	843	843	1,735	1,718
Lease termination	581	—	2,058	217
Interest on real estate loans	884	692	1,774	1,311
Retail operations	15,476	10,001	28,743	17,217

Total revenues	32,919	27,246	64,942	51,514
Expenses:
Ground rent	992	968	1,995	1,944
Property taxes	178	193	382	406
Other property	104	95	213	205
Legal	295	631	563	995
Depreciation and amortization	5,303	5,546	10,898	10,435
Impairment of long-lived assets	752	347	1,609	523
Provision for doubtful accounts	(133)	(91)	(170)	(5)
Real estate general and administrative	1,625	1,368	2,939	2,887
Retail general and administrative	1,835	1,517	3,838	2,626
Retail cost of sales	13,006	8,464	24,773	14,394
Interest	5,461	5,576	11,090	11,097
Total expenses	29,418	24,614	58,130	45,507

Income from continuing operations	3,501	2,632	6,812	6,007
Non-operating income	13	158	21	634
Minority interest	(1,168)	(1,216)	(2,337)	(2,349)
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,346	1,574	4,496	4,292
Income (loss) from discontinued operations	5,171	(306)	6,477	926
Cumulative effect of change in accounting principle	—	—	(270)	—
Net income	7,517	1,268	10,703	5,218
Dividends on preferred stock	(1,814)	(1,775)	(3,590)	(3,551)
Net income (loss) allocable to common stockholders	$5,703	$(507)	$7,113	$1,667

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations allocable to common stockholders	$0.03	$(0.01)	$0.04	$0.04
Income (loss) from discontinued operations	0.26	(0.02)	0.33	0.04
Cumulative effect of change in accounting principle	—	—	(0.01)	—
Net income (loss) per share	$0.29	$(0.03)	$0.36	$0.08

Weighted average shares outstanding
Basic	19,867	19,561	19,852	19,540
Diluted	19,891	19,794	19,873	19,766

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Other Comprehensive Operations

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net income	$7,517	$1,268	$10,703	$5,218
Other comprehensive income (loss) - reclassification adjustment - hedge settlement	689	958	1,585	1,942
Fair value adjustment for derivatives	(470)	(1,983)	(1,144)	(1,820)
Change in unrealized loss on investments	—	67	—	16
Comprehensive income	$7,736	$310	$11,144	$5,356

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2003

(In thousands)

							Additional Paid-in Capital	Accumulated Other Comprehensive Gain (Loss)	Loans To Shareholders	Distributions In Excess of Net Income	Total Stockholders’ Equity

	Series A Preferred Stock		Series B Preferred Stock
					Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value

Balance at January 1, 2003	3,680	$4	—	$—	19,832	$20	$327,756	$(4,411)	$(299)	$(176,823)	$146,247
Net income										10,703	10,703
Proceeds from issuance of preferred stock - Series B, net of placement and professional fees			16	—			14,637				14,637
Estimated fair value of warrants issued in preferred stock - Series B							253				253
Proceeds from exercised
Stock options					59		649				649
Stock-based compensation to employees							9				9
Other comprehensive gain (loss) -
Reclassification adjustment - hedge settlement								1,585			1,585
Fair value adjustment for derivatives								(1,144)			(1,144)
Distributions declared on common stock										(13,106)	(13,106)
Distributions on preferred stock										(3,551)	(3,551)
Balance at June 30, 2003	3,680	$4	16	$—	19,891	$20	$343,304	$(3,970)	$(299)	$(182,777)	$156,282

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:

Net income	$10,703	$5,218
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,130	11,224
Cumulative effect of change in accounting principle	270	—
Amortization of deferred financing costs and discounts	1,092	846
Impairment of long-lived assets	2,347	1,718
Provision for doubtful accounts	(170)	17
Stock-based compensation	9	86
Accretion of interest income	—	(313)
Fair value adjustment for interest rate derivatives	(124)	(256)
Minority interests	2,337	2,349
Gain on sales of property	(6,704)	(1,274)
Gain on sale of investments	—	(113)
Decrease in rent and other receivables, net	1,943	555
Increase in straight line rent, net	(730)	(1,243)
Decrease (increase) in prepaid expenses	(1,074)	312
Increase in inventories	(1,471)	(1,062)
Reduction in net investment in direct financing leases	102	322
Increase (decrease) in accounts payable and accrued liabilities	1,633	(3,177)
Decrease in unearned contingent rent	(232)	(307)
Cash flows from operating activities	21,061	14,902

Cash flows from investing activities:

Proceeds from sales of property and equipment	21,062	9,989
Purchase of property	(1,183)	(393)
Purchase of machinery and equipment	(2,740)	(82)
Purchase of investments	—	(3,014)
Proceeds from sale of investments	—	4,838
Distributions received from investments	76	546
Decrease (increase) in restricted cash	(679)	2,483
Mortgage notes receivable acquired	—	(84)
Mortgage loans receivable principal payments	8,998	1,665
Notes receivable issued	—	(6,625)
Increase (decrease) in lease acquisition premiums	38	(26)
Notes receivable principal payments	1,114	255
Cash flows from investing activities	26,686	9,552

See Notes to Unaudited Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
	2003	2002

Cash flows from financing activities:

Proceeds from line of credit	$15,700	$—
Payments on line of credit	(26,950)	—
Proceeds from issuance of Series B preferred stock	14,947	—
Proceeds from issuance of Series B preferred stock warrants	253	—
Distributions to minority interest shareholders	(2,337)	(2,409)
Cash distributions to stockholders	(13,106)	(12,904)
Payment of preferred stock dividends	(3,551)	(3,551)
Proceeds from sale of stock and exercised stock options	649	1,351
Payments on notes/mortgage payable	(6,583)	(4,919)
Financing costs	—	(526)
Cash flows from financing activities	(20,978)	(22,958)

Increase in cash and cash equivalents	26,769	1,496
Cash and cash equivalents at beginning of period	4,392	10,346
Cash and cash equivalents at end of period	$31,161	$11,842

Supplemental disclosure:
Interest paid during the period	$8,448	$14,725
Income taxes paid during the period	$319	$308

Non-cash investing and financing activities:
Mortgage loans receivable used for property acquisitions	$12,000	$—
Security deposit and note receivable written off	1,037	—
Decrease in common and preferred stock dividends accrued	—	3,921
Notes received on sale of property	—	741
Account receivable conversion to note receivable	135	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.             Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (“USRP” and, collectively with its subsidiaries, the “Company”) is a fully integrated, self-administered and self-managed Real Estate Investment Trust (a “REIT”), as defined under the Internal Revenue Code of 1986, as amended. The Company owns, acquires and manages branded chain restaurants and selected service retail properties.  The business and operations of the Company are conducted primarily through the USRP’s wholly-owned and controlled subsidiary, U.S. Restaurant Properties Operating L.P., USRP’s operating partnership (“OP”).  As of June 30, 2003, the Company owned 801 properties in 48 states.

In June 2003, the Company formed a new taxable REIT subsidiary (a “TRS”), USRP Holding Corp. (“Holding”).  Holding was formed as a wholly-owned subsidiary of OP.  The change in the Company’s structure was made to ensure continued compliance by the Company with Internal Revenue Service rules regarding qualification as a REIT with regard to related party transactions between the Company’s subsidiaries.  As a result of the change in organizational structure, rental income from the Company’s Shoney’s and Captain D’s restaurants, as well as the gasoline stations and restaurants operated by the Company affiliates, will become subject to Federal and State income taxes.

Holding has three wholly-owned subsidiaries, Fuel Supply, Inc. (“FSI”), USRP (Hawaii), LLC, and USRP (S&C), LLC.  FSI, which was organized in April 2001, is the Company’s existing TRS and operates various retail businesses located on certain Company properties in order to transition the operations from one tenant to another.  USRP (Hawaii), LLC was formed in June 2003 and owns the Company-operated Hawaii service stations.  USRP (S&C), LLC was formed in June 2003 and owns and operates 45 of the Company’s Shoney’s and Captain D’s restaurants.  Holding owns the Company operated non-Hawaii service stations.

Basis of Presentation and Estimates

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002, filed with the Securities and Exchange Commission (“SEC”).  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC.  In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in the report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2003, the consolidated results of its operations and comprehensive income for the three and six months ended June 30, 2003 and 2002, and the consolidated statements of cash flows and stockholders’ equity for the six months ended June 30, 2003.

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

SIGNIFICANT ACCOUNTING POLICIES

This section should be read in conjunction with the more detailed information regarding the Company’s significant accounting policies contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002.

New Accounting Standards

Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation as well as requiring additional disclosures in interim and annual financial statements.  At this time, the Company intends to continue to utilize the intrinsic value model of accounting for stock option grants, which results in compensation costs equal to the excess, if any, of the fair value of the Company’s stock at the measurement date above the stock options strike price.  Pro-forma disclosures are as follows (in thousands, except per share data):

Pro-forma Stock-Based Compensation Cost

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income (loss) allocable to common stockholders, as reported	$5,703	$(507)	$7,113	$1,667
Stock-based compensation recognized	9	24	9	86
	5,712	(483)	7,122	1,753
Pro-forma stock-based compensation	(19)	(46)	(25)	(86)
Pro-forma net income (loss) allocable to common stockholders	$5,693	$(529)	$7,097	$1,667

Basic and diluted income (loss) per share:
As reported - basic and diluted	$0.29	$(0.03)	$0.36	$0.08
Pro-forma - basic	$0.29	$(0.03)	$0.36	$0.08
Pro-forma - diluted	$0.29	$(0.03)	$0.36	$0.08

Stock options:
Pro-forma estimated compensation value per options granted	$2.10	$2.50	$2.12	$2.01

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.”  In April 2003, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  Management is currently evaluating the provisions of SFAS No. 149 to determine the impact, if any, on the Company’s consolidated financial statements but does not believe that there will be any material impact on its consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS No. 150 addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  For financial instruments created before the issuance date of this Statement and still existing at the beginning of the interim period of adoption, transition shall be achieved by reporting the cumulative effect of a change in accounting principle by initially measuring the financial instruments at fair value or other measurement attribute required by this Statement.  The Company is evaluating its financial instruments that may be included in the scope of this Statement and the potential impact of its adoption on the consolidated financial statements. At this time, management believes the current classification of its preferred equity instruments and its Minority Interest in the Company’s Unaudited Condensed Consolidated Balance Sheets are appropriate.  The Company will continue to monitor its financial instruments for appropriate treatment under SFAS 150.

Income Per Share

Basic income per share is computed based upon the weighted average number of shares of common stock outstanding.  Diluted income per share typically reflects the dilutive effect of stock options, OP units, OP units and shares on which the price is guaranteed (“guaranteed stock”), convertible preferred stock and convertible stock warrants. A reconciliation of the basic and diluted weighted average shares is as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$2,346	$1,574	$4,496	$4,292
Dividends on preferred stock	(1,814)	(1,775)	(3,590)	(3,551)
Net income (loss) from continuing operations allocable to common stockholders	532	(201)	906	741
Income (loss) from discontinued operations	5,171	(306)	6,477	926
Cumulative effect of change in accounting principle	—	—	(270)	—
Net income (loss) allocable to common stockholders	$5,703	$(507)	$7,113	$1,667

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations allocable to common stockholders	$0.03	$(0.01)	$0.04	$0.04
Income (loss) from discontinued operations	0.26	(0.02)	0.33	0.04
Cumulative effect of change in accounting principle	—	—	(0.01)	—
Net income (loss) per share	$0.29	$(0.03)	$0.36	$0.08

Weighted average shares outstanding:
Basic	19,867	19,561	19,852	19,540
Dilutive effect of OP units	—	132	—	132
Dilutive effect of stock options	24	46	21	39
Dilutive effect of guaranteed stock	—	55	—	55
Diluted	19,891	19,794	19,873	19,766

Antidilutive securities:
Stock options	41	46	41	46
Convertible preferred stock	4,453	3,453	4,453	3,453
Convertible stock warrants	253	—	253	—

Investments

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

Derivatives

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

Revenue Recognition

The Company’s revenues primarily include rental income on real estate properties and operating revenue from retail operations.

Rental revenues are derived from the leasing of the Company’s properties to operators (primarily restaurants) on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable.  Accordingly, the accompanying consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities.  As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue.  The treatment of ground rents has changed from the 2002 interim period due to the adoption of EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” after June 30, 2002.  In accordance with this consensus, the 2002 prior period presented has been reclassified.  Rent revenues and ground rent expense under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recognized on a cash basis.  Contingent rent is recognized as revenue after the related lease sales targets are achieved.  The Company has recorded contingent rent revenues of $1,528,000 and $889,000 for the three and six months ended June 30, 2003, respectively, as compared to $2,015,000 and $1,119,000 for the three and six months ended June 30, 2002, respectively.

Retail revenues are derived from gasoline sales, car washes, convenience store merchandise and food sales at properties operated by the Company.  Revenue is recognized upon the sale of gasoline, merchandise or the delivery of services.

2.             Property

Discontinued Operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold and held for sale, be classified separately in the Company’s Unaudited Condensed Consolidated Statements of Operations. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income (loss) from discontinued operations,” in the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2003 and 2002.

During the three and six months ended June 30, 2003, the Company completed the sale or disposal of 30 and 37 properties, respectively, for net cash proceeds of $18,116,000 and $21,062,000, respectively, net of closing costs of $859,000 and $978,000, respectively.

The following table indicates the revenues, depreciation and amortization, impairment of long-lived assets, other expenses, gain (loss) on sales of property, and income (loss) from discontinued operations for the three and six months ended June 30, 2003 and 2002 for the 37 properties sold during the six months ended June 30, 2003 and 46 properties sold during the twelve months ended December 31, 2002 (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Revenues	$249	$1,117	$1,039	$2,229
Depreciation and amortization	(47)	(395)	(232)	(789)
Impairment of long-lived assets	—	(562)	(738)	(1,195)
Other expenses	(116)	(260)	(296)	(593)
	86	(100)	(227)	(348)
Gain (loss) on sales of property	5,085	(206)	6,704	1,274
Income (loss) from discontinued operations	$5,171	$(306)	$6,477	$926

Other Impairments

During the three and six months ended June 30, 2003, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, impairment charges of $752,000 and $1,609,000 were recorded in continuing operations from the revaluing of five and 19 assets, respectively, to their estimated fair value.

3.                                      Line of Credit and Notes Payable

The Company’s debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2003	December 31, 2002

Line of credit	May 2004	LIBOR + 3.0%	$13,750	$25,000

Notes Payable
Senior unsecured notes, interest-only payments semiannually	May 2005	7.15%	$111,000	$111,000
Variable rate certificates, principal and interest payable monthly	August 2006	LIBOR + 0.48%	161,655	168,220
Senior unsecured notes, interest-only payments semiannually	August 2003	8.22%	47,500	47,500
Debt premium, net			572	708
Total notes payable			$320,727	$327,428

Mortgage note payable	June 2007	8.00%	$928	$946

In May 2002, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”), through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility are being used primarily to acquire certain Shoney’s and Captain D’s properties in purchase/leaseback transactions. This facility is secured by the 138 properties owned by USRP Funding 2002-A, L.P. with a net book value of $68,344,000 as of June 30, 2003.  The Credit Agreement, as originally structured, had a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit.  There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility.  As of June 30, 2003, the Company had letters of credit outstanding and drawn under this facility in the amount of $2,511,000.  In May 2003, the Company executed a letter agreement for a one-month extension of the original maturity date of the Credit Agreement to allow time to complete a fourth amendment.  In June 2003, the Company executed the fourth amendment which decreased the maximum borrowing capacity to $30,000,000 effective June 30, 2003, which capacity will be further reduced, effective September 30, 2003 to $20,000,000, and which extended the maturity date to May 31, 2004.  In addition, under the fourth amendment, the Company was granted waivers from compliance with the second and third quarters of 2003 for two of the financial covenants related to distribution limitations and leverage ratio.  All other significant terms of the Credit Agreement were unchanged.  As of June 30, 2003, funds available under the Credit Agreement were approximately $11,424,000. As of August 5, 2003, funds available under the Credit Agreement were approximately $1,264,000.

In December 2002, a limited and temporary waiver and amendment was executed under the Credit Agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $12,000,000 on December 18, 2002. The Captain D’s mortgage notes bear interest at 12.5% per annum. The amount of this investment, without the waiver, would have violated the limitations on investments under this facility. On June 13, 2003, prior to the initial waiver period’s expiration, the Company tendered the notes as partial consideration for the acquisition of 15 Captain D’s properties.

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary USRP Funding 2001-A, L.P.  The Certificates have an assumed amortization over 15 years and are secured by 275 properties with a net book value of $191,161,000.  Under the Property Management Agreement associated with these properties, certain covenants and ratios must be maintained.  The Company received a waiver dated December 31, 2002 on certain covenants in the Amended and Restated Property Management Agreement.  The waiver allowed Unsecured Indebtedness, as defined, to exclude the $12,000,000 of Captain D’s mortgage notes purchased in December 2002.  Prior to the June 30, 2003 expiration of the waiver, the mortgage notes were tendered as partial consideration for the acquisition of 15 Captain D’s properties.

On November 13, 1998, the Company issued $47,500,000 in senior notes in a private placement which were originally scheduled to mature on August 1, 2003. On July 1, 2003, the Company prepaid $23,750,000 of the notes.  In connection with this prepayment, the Company paid $813,000 in accrued interest and incurred a make-whole interest payment of $137,000.  The Company paid the remaining balance on July 29, 2003.

After receiving the waiver discussed above for the Credit Agreement, the Company is in compliance with all covenants associated with its debt and credit facilities as of June 30, 2003.

4.                                      Derivative Instruments

The Company’s derivative instruments as of June 30, 2003 are summarized as follows (in thousands):

				Fixed Swap			Liability as of
Type	Settlement Period	Maturity	Notional Amount	Rate Paid	Floor Paid	Cap Rate	June 30, 2003	December 31, 2002
Interest rate swap	Quarterly	May 2003	$15,000	7.0500%			$—	$325
Interest rate collar	Monthly	August 2005	67,463		4.42%	6.00%	3,572	3,678
Interest rate swap	Monthly	June 2004	25,000	2.4200%			326	315
Interest rate swap	Monthly	August 2003	50,000	1.9975%			72	218
							$3,970	$4,536

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  The Company’s derivative financial instruments include interest rate swaps and interest rate collars, in which the Company receives variable payments based on an appropriate LIBOR index.

The Company terminated a fixed to floating interest rate swap with Bank of America in September 2002.  Proceeds from the termination of $1,105,000 were collected in October 2002.  The gain resulting from the termination of approximately $860,000 was recorded as a basis adjustment to notes payable in the Company’s Unaudited Condensed Consolidated Balance Sheets and is being amortized over the original term of the derivative, through May 2005.  As of June 30, 2003, the remaining unamortized basis adjustment was $610,000.

5.             Related Party Transactions

In March 2000, the Company advanced $400,000 to Robert J. Stetson, the Company’s Chief Executive Officer, for the purchase of common stock of the Company.  The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March 2006.  This note is classified as “Loans to stockholders for common stock” in the Company’s Unaudited Condensed Consolidated Balance Sheets.  During the third quarter of 2002, this promissory note was paid down by $125,000.  At June 30, 2003, there was a balance of $275,000 due on this note.

Pursuant to an agreement between Harry O. Davis, the Company’s Chief Operating Officer, and the Board of Directors, in January 2002, the Company advanced Mr. Davis $24,000 for the purpose of acquiring shares of the Company’s Common Stock.  The promissory note provides for an interest rate of 6.0% per annum and quarterly payments of interest only beginning in April 2002 through December 2006, with a final payment of principal and all unpaid interest in January 2007.  This note is classified as a “Loan to stockholders for common stock” in the Company’s Unaudited Condensed Consolidated Balance Sheets.

On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Holders described in Note 6 below), the OP, LSF 4 Acquisition, LLC and Shoney’s Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney’s, with Shoney’s being the surviving entity.  Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney’s were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) would be converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger.  Under the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC.  Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP now owns 7.5% of the equity of the sole shareholder of Shoney’s.  In addition, the OP has no obligation to fund any capital requirements of the entity, other than its initial capital contribution.  However, in December 2002, the OP did contribute an additional $892,000 in order to preserve its 7.5% equity stake.  In the event there is another capital call by Shoney’s and the Company chooses not to participate, no penalties would be incurred by the Company, but the Company’s percentage ownership in Shoney’s would be diluted.  Since the merger, the Company has completed the purchase of 66 properties from Shoney’s.  The Company’s investments in Shoney’s as of June 30, 2003 consisted of an investment in common stock of $2,384,000, mortgage loans receivable of $4,680,000 and a net book value of real estate purchased and leased back to Shoney’s of approximately $48,761,000.

6.             Stockholders’ Equity and Minority Interests

Lone Star Holders

Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (the “Lone Star Holders”)) owned approximately 19% of the outstanding Common Stock as of June 30, 2003.

The Company had 19,890,689 and 19,831,689 shares of common stock outstanding as of June 30, 2003 and December 31, 2002, respectively.

Series B Preferred

On June 19, 2003, the Company raised proceeds, net of placement fees, of $15,200,000, exclusive of certain transaction costs, from the sale of 16,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) in a private placement with certain institutional investors.

The Series B Preferred carries an 8% dividend and is convertible into common shares at a fixed conversion price of $16.00 per share, which represents a premium to the Company’s then current market price for its common stock at the date of issuance.  The Series B Preferred has a perpetual term but is redeemable after three years at stated value plus accrued and unpaid dividends, or in common stock based on a weighted average conversion calculation.  The Company also granted warrants to the investors to purchase 206,452 shares of common stock at an exercise price of $16.50 per share.  The warrants have a seven-year term. The offering also included registration rights, which require the Company to file a “shelf” registration statement to register the resale of the underlying common stock on or prior to August 18, 2003.

The offering also included a twelve-month option for the institutional investors to invest an additional $4,000,000 in stated value Series B Preferred under the same terms as the initial investment, with certain conversion price adjustments for the then current market price for the Company’s common stock.

Management evaluated the Series B Preferred for appropriate classification in the balance sheet.  Management concluded that the Series B Preferred is neither mandatorily redeemable, as defined in SFAS No. 150, nor does it embody an unconditional obligation to transfer equity shares of the Company.  The Series B Preferred does contain conditional obligations to redeem in cash or shares, but the conditions or events are not certain to occur at June 30, 2003.  Accordingly, the Series B Preferred does not fall under the scope of SFAS No. 150 at this time.

Since the Series B Preferred is outside the scope of SFAS No. 150, management evaluated the requirements of EITF D-98, “Classification and Measurement of Preferred Securities,” to determine if the securities should be classified as permanent equity.  As none of the redemption requirements of the securities are outside the control of the Company, management concluded that the Series B Preferred should be classified as equity as of June 30, 2003.

Distributions to Common and Preferred Stockholders

During the six months ended June 30, 2003, the Company declared distributions of $13,106,000 to its common stockholders (or $0.66 per share of Common Stock), and $3,551,000 to its Series A preferred stockholders (or $0.965 per share of Series A Preferred Stock).  The Company also declared a pro-rated distribution from the date of issuance to June 30, 2003, of $39,000 to its Series B preferred shareholders.  During the six months ended June 30, 2002, the Company changed its declaration date for its common stock dividends from the last working day of the previous period to the first of every period.  During the six months ended June 30, 2002, the Company declared distributions of $10,758,000 to its common stockholders (or $0.55 per share of Common Stock) and $1,775,000 to its Series A preferred stockholders (or $0.4825 per share of Series A Preferred Stock).

Minority Interests

During 1999, the Company issued $55,000,000 of 8.5% preferred interest in USRP/HCI Partnership 1, L.P. (“HJV”) to a third party for net proceeds of $52,793,000.  Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4,675,000, payable monthly from the cash flows of HJV.  Income is allocated to the preferred interest holder equal to their distribution.  The Company may be required from time to time to exchange Propeties that do not meet specified criteria as defined in the partnership agreement.  During 2001, the HJV preferred interest holder contributed $52,000 to the OP.  This interest held by the third party is reflected as Minority Interest in the Company’s Unaudited Condensed Consolidated Balance Sheets.

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

Real Estate.  Real estate activities are comprised of acquisition, property management and development operations and related business objectives.  The Company derives its real estate revenues from rental income received on its 801 branded chain restaurants and service station properties located throughout 48 states.

Retail. Revenues from this segment are generated from the sales of gasoline and convenience store merchandise, and food sales at restaurants operated by the Company.  At June 30, 2003, FSI operated eight service stations in Texas, eight in Hawaii, one in California and one in Illinois, along with two restaurants, one in Texas and one in Kansas.  In January 2002, FSI commenced utilizing a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations.  At June 30, 2003, in addition to the service stations currently operated, FSI sold fuel to seven service stations in Hawaii, three in Texas and two in Illinois.

Intersegment Charges.  Intersegment charges are eliminated in consolidation and primarily include the costs of rent and interest.  The Retail segment pays rent to the Real Estate segment for lease of certain the properties that it operates.  Interest is also paid by the Retail segment to the Real Estate segment.  Interest is charged at an annual rate of 9.5% on intercompany balances as well as on a note established on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI.  Intercompany balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations.

The following presents the Company’s reportable amounts by segment as of and for the six months ended June 30, 2003 and 2002 (in thousands):

2003	Real Estate	Retail	Intercompany	Consolidated
Real estate rental	$31,254	$—	$(622)	$30,632
Retail operations	—	28,743	—	28,743
Interest on real estate loans and tenant expense reimbursements	4,227	—	(718)	3,509
Lease termination fees	2,058	—	—	2,058
Total revenues	37,539	28,743	(1,340)	64,942
Interest expense	(11,090)	(718)	718	(11,090)
Depreciation and amortization (1)	(10,701)	(197)	—	(10,898)
Retail cost of sales	—	(24,773)	—	(24,773)
Other expenses, net	(9,847)	(4,460)	622	(13,685)
Income (loss) from continuing operations before discontinued operations and change in accounting principle	5,901	(1,405)	—	4,496
Income from discontinued operations	6,477	—	—	6,477
Change in accounting principle	(270)	—	—	(270)
Net income (loss)	$12,108	$(1,405)	$—	$10,703

Identifiable assets	$542,009	$13,160	$(15,298)	$540,000
Cash allocable to segments	29,784	1,377	—	31,161
Total assets	$571,793	$14,537	$(15,298)	$571,161

2002	Real Estate	Retail	Intercompany	Consolidated
Real estate rental	$31,658	$—	$(607)	$31,051
Retail operations	—	17,217	—	17,217
Interest on real estate loans and tenant expense reimbursements	3,411	—	(382)	3,029
Lease termination fees	217	—	—	217
Total revenues	35,286	17,217	(989)	51,514
Interest expense	(11,097)	(382)	382	(11,097)
Depreciation and amortization (1)	(10,418)	(17)	—	(10,435)
Retail cost of sales	—	(14,394)	—	(14,394)
Other expenses, net	(8,670)	(3,233)	607	(11,296)
Income (loss) from continuing operations before discontinued operations	5,101	(809)	—	4,292
Income from discontinued operations	926	—	—	926
Net income (loss)	$6,027	$(809)	$—	$5,218

Identifiable assets	$555,766	$966	$(7,136)	$549,596
Cash allocable to segments	7,937	1,377	—	9,314
Total assets	$563,703	$2,343	$(7,136)	$558,910

(1)            Retail depreciation and amortization expense for the three months ended June 30, 2003 and 2002 is $120,000 and $7,000, respectively.

8.             Change in Accounting Principle

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recorded a cumulative effect of change in accounting principle of $270,000 on January 1, 2003.  The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations.  The Company recognized $21,000 in accretion expense for the properties with asset retirement obligations related to the six months ended June 30, 2003.

9.             Significant Tenant Negotiations and Legal Proceedings

Fina

In February 2002, the leasehold lender of 51 Fina stations in the Dallas/Ft. Worth area assumed the defaulting tenant’s interest in the lease and took over operations from the bankrupt tenant.  Since the lease assumption, all post-assumption rent was collected by the Company.  As of December 31, 2002, there was $2,564,000 owed to the Company under the leases, representing pre-assumption property taxes, for which the Company had reserved $792,000. Effective in February 2003, the Company entered into a lease termination agreement and received a lease termination fee of $3,400,000, a portion of which was applied to outstanding receivable balances, with the remaining $1,715,000 recorded as revenue.  The Company also, through its subsidiary FSI, purchased equipment for approximately $2,200,000, gas and convenience store inventory from the tenant at an agreed-upon cost of $2,941,000, and took over the operation of 25 of these Fina stations.  The remaining 26 properties were temporarily closed.  As of June 30, 2003, 25 stations (14 formerly operated by the Company and eleven others) had been re-leased, 10 other stations (three formerly operated by the Company and seven others) had been sold and four leasehold properties were returned to the property owners.  Of the remaining 12, nine are fee-owned and three are leaseholds.  Of the nine fee properties, FSI is operating three and six are vacant.  FSI is also operating the remaining three leaseholds. During the six months ended June 30, 2003, impairment charges of $973,000 were recorded from revaluing 14 Fina stations to their estimated fair value.

Alon USA, L.P.

During the first quarter of 2003, the Company filed a lawsuit against Alon USA, L.P. (“Alon”), the owner of the Fina brand.  The Company terminated the tenant’s leasehold interest during February 2003 for 51 Fina service stations, and immediately closed 26 of them.  Alon counter-claimed against the Company, alleging that these gas stations must be continuously operated selling Fina branded gasoline pursuant to a Branding Assurance Agreement it allegedly entered into with the Company.  The Company's suit maintains that the Branding Assurance Agreement only required open and operating stations to remain under the Fina brand during the Company's ownership period, and that the Company had a right to sell the properties for other than Fina branded gasoline stations.  The Company disputes Alon's position and has not reopened several of the stations, has sold four stations for other than a Fina branded gasoline station and contemplates selling other stations for possible uses other than as Fina branded gasoline stations.  If Alon’s position is upheld, the Company’s ability to sell or lease these gas stations could be impaired and the Company could be liable for damages.  It is not possible to predict the outcome of the litigation or to estimate the possibility of damages at this time.

Lyon’s of California

At June 30, 2003, the Company had $2,919,000 of mortgage notes receivable due from Lyon’s of California, Inc. (“Lyons”).  These notes are secured by certain Lyons restaurant properties and are partially guaranteed by ICH Corporation (“ICH”), the former owner of Lyons.  At June 30, 2003, the Company had $102,000 of notes receivable due from ICH.  Sybra, Inc. (“Sybra”), a former wholly-owned subsidiary of ICH, is the lessee of 58 of the Company’s Arby’s restaurants, making it the Company’s largest tenant.

Due to the 2001 Lyons and ICH bankruptcy filings, the Company recorded an allowance for doubtful accounts of $2,500,000 and $275,000 on the balances due from Lyons and ICH, respectively, during the year ended December 31, 2001. Interest income associated with these notes has not been recognized since September 2001.  All of these notes are valued based on the estimated fair value of the collateral, as collateral disposal is the only means through which the Company will collect proceeds.  Since the inceptions of the notes, through June 30, 2003, the Company has received $6,906,000 in proceeds from the liquidation of this collateral, including $3,612,000 in April 2003, which is primarily associated with the ICH guarantee.  As a result of these events, the fair value of the collateral supporting these notes has become more certain.  The allowance on the Lyons notes was reduced from $2,500,000 to $583,000 during the year ended December 31, 2002.  The Company further reduced the allowance on the Lyons notes by $317,000 during the three months ended March 31, 2003.  During the three months ended June 30, 2003, the allowance was reduced by $216,000 as the result of an evaluation of collections and the remaining amount due. The allowance associated with the ICH note as of June 30, 2003 was $102,000, the amount of the unsecured note receivable.

Embers

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty and the Company executed a workout agreement whereby the tenant would sell all of its real estate (including those fee properties owned by the Company that were leased to the tenant) and remit all net proceeds to the Company until 100% of all notes, accrued interest, real estate taxes, rent receivables, late fees and other costs have been recovered.  Interest income associated with these notes has not been recognized since December 2002.  During 2002, the Company received approximately $1.5 million of cash from these sale transactions to partially repay its mortgage notes.  During 2003, the Company received $1.9 million in cash from the sale of three of its fee-owned properties, and recognized a gain on sale of $839,000.  Each quarter, the Company individually evaluates all of its mortgage notes and real estate associated with this tenant to determine if any asset has been impaired.  As a result of this evaluation, a $200,000 impairment was recorded on two fee-owned properties during the first quarter of 2003.  At June 30, 2003, the Company had mortgage notes receivable of $2,565,000, net book value of real estate and equipment of $1,378,000 and rent receivables and other assets of $854,000 related to Embers.

Prior to 2001, the Company lost a case at the trial court level. After the judgment of specific performance was entered against the Company for a total of $550,000, plus interest and attorneys’ fees, USRP posted a $783,000 bond and appealed the damage award of the trial court, arguing that the court provided erroneous instructions as to the measure of damages and improperly excluded the Company’s expert witness.  USRP accrued $425,000 for this case, based on the amount of the judgement, less the underlying value of the notes receivable which the Company would be required to purchase if the verdict was ultimately upheld.  USRP prevailed on appeal and the judgment was reversed and remanded for a new trial.  The same judge who presided over the initial trial also presided over the retrial. A verdict was again issued against the Company.  The case is currently on appeal with the Supreme Court of Texas, which has requested a response from the plaintiff.   The Petition is currently pending.  At this time, management and management’s counsel cannot determine the likely outcome; however, the Company believes it will prevail at the Supreme Court level.  Management intends to vigorously defend this action.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On a regular basis, the Company evaluates these estimates, including asset impairment and provision for doubtful accounts.  These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Results of Operations

Real estate rental revenues are derived primarily from leasing the Company’s properties (primarily branded chain restaurants) to operators on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable.  Approximately 45% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a threshold amount.  As a result, portions of the Company’s revenues are a function of the number of properties in operation and their level of sales.  Sales at individual properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

Comparison of the three months ended June 30, 2003 to the three months ended June 30, 2002

Revenues

Revenues from real estate properties consist of rental revenues, tenant expense reimbursements, lease terminations and interest on real estate loans.  Revenue from retail operations is derived primarily from service properties operated by the Company, including service stations and car washes, as well as from convenience store sales.    For the three months ended June 30, 2003, revenues increased $5,673,000, or 20.83%, to $32,919,000 compared to the corresponding prior year period.  The increase is primarily attributable to the following:

•                  an increase of $5,475,000, or 54.7%, to $15,476,000, in retail operations compared to the corresponding prior year period due to increased volumes for store sales and a greater number of service stations the Company operated during the quarter, including the remaining unsold Fina stores, which the Company began operating after a lease termination in February 2003.  The nature of the Company’s retail operations has been that there are a relatively high number of ownership changes, as well as numerous acquisitions and dispositions, making it difficult to utilize a same store measure that presents meaningful information.  As a result, one measure of store performance utilized by the Company relates to the number of months that the stores are open for business in each period.  For the three months ended June 30, 2003, there were 116 open store months based on an average of 39 stores open during that period, compared to 107 open store months based on an average of 36 stores open during the same prior year period;

•                  $581,000 in lease termination fees due primarily to leases with two tenants; and

•                  an increase of $192,000, or 27.7%, in interest on real estate loans, due primarily to the Captain D’s mortgage notes purchased in December 2002.  These notes, totaling approximately $12,000,000, were  tendered  on June 13, 2003, as partial consideration on the acquisition of Captain D’s real estate.

These increases were partially offset by a decrease of $575,000, or 3.7%, in rental revenues due primarily to:

•     a decrease of $346,000, or 2.2%, in base rents due to an increase in the number of vacant non-billable properties by 23 to 78, as compared to 55 at June 30, 2002; and

•      a decrease of $229,000 in percentage rents of which $412,000 is attributable to lower sales at Burger King units, offset partially by a $183,000 increase in percentage rents due to a prior year tenant sales audit.

Expenses

Expenses increased $4,804,000, or 19.5%, to $29,418,000 for the three months ended June 30, 2003 compared to the corresponding prior year period.  The increase was primarily attributable to the following:

•      an increase of $4,542,000, or 53.7%, to $13,006,000 in retail cost of sales due to increased volumes and to the inclusion of operations of the remaining unsold Fina stores, which the Company began operating after a lease termination in February 2003. The increased volumes resulted from an increase to 39 stores operated from 36 in the same prior year period and from an increase to 116 months open from 107 in the same prior year period;

•      an increase of $575,000 in general and administrative expenses primarily due to higher state tax expense and higher compensation costs, due in part to expenses associated with the Fina results which were not present in the prior year; and

•      an increase of $405,000, or 116.7%, to $752,000 in impairments of long-lived assets due to the revaluing of five assets to their estimated fair value; partially offset by

•      a decrease of $336,000, or 53.3%, to $295,000 in legal expenses due to fewer legal proceedings for tenant work-outs and management’s efforts to monitor and reduce tenant-related legal costs;

•      a decrease of $243,000, or 4.4%, to $5,303,000 in depreciation and amortization due primarily to higher depreciation related to a catch-up in depreciation expense in the 2002 second quarter when certain properties were reclassified out of the Assets Held for Sale category in accordance with SFAS No. 144;

  a net decrease of $115,000, or 2.1%, to $5,461,000 in interest expense due to:

•                  $192,000 increase to $615,000 in amortization of deferred financing costs related to the revolving credit facility into which the Company entered on May 31, 2002;

•                  $169,000 increase to $85,000 for the fair value adjustment for interest rate derivatives;

•                  $269,000 decrease for derivative settlement payments;

•                  $207,000 decrease in interest expense due to a lower overall notes payable balance outstanding, as well as lower interest rates in 2003 compared to 2002; and

•      a net decrease of $24,000, or 2.1%, to $1,141,000 in various accounts mostly attributable to:

•      $42,000 decrease related to lower provision for doubtful accounts for certain tenants (see "Status of Financially Troubled Tenants" below for additional information); partially offset by

•      $24,000 increase due to higher ground rent expense.

Gains on sale of property for the three months ended June 30, 2003 was $5,085,000 and was due to the sale or disposal of 30 properties, compared to a loss on sale of $206,000 for the three months ended June 30, 2002, which related to the sale or disposal of ten properties. These sales are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income (loss) from discontinued operations” in accordance with the requirements of SFAS No. 144.

Income (loss) from discontinued operations was $5,171,000 for the three months ended June 30, 2003. In accordance with SFAS No. 144, discontinued operations represent the operations of properties disposed of, as well as any gain or loss recognized on their disposition. The operating results relate to the sale or disposal of 37 properties during the six months ended June 30, 2003 and 46 properties during the twelve months ended December 31, 2002 and is reflected in the Company's Unaudited Condensed Consolidated Statements of Operations as "Income (loss) from discontinued operations."

Comparison of the six months ended June 30, 2003 to the six months ended June 30, 2002

Revenues

Revenues from real estate properties, consist of rental revenues, tenant expense reimbursements, lease termination fees and interest on real estate loans.  Revenue from retail operations is derived primarily from service properties operated by the Company, including service stations and car washes, as well as from convenience store sales.  For the six months ended June 30, 2003, revenues increased $13,428,000, or 26.1%, to $64,942,000 compared to the corresponding prior year period.  The increase is primarily attributable to the following:

•      an increase of $11,526,000, or 67%, to $28,743,000 in retail operations compared to the corresponding prior year period due to increased volumes for store sales and a greater number of service stations the Company operated, including the results of operations of the remaining unsold Fina stores, which the Company began operating after a lease termination in February 2003. The nature of the Company’s retail operations has been that there are a relatively high number of ownership changes, as well as numerous acquisitions and dispositions, making it difficult to utilize a same store measure that presents meaningful information.  As a result, one measure of store performance utilized by the Company relates to the number of months that the stores are open for business in each period.  For the six months ended June 30, 2003, there were 228 open store months based on an average of 38 stores open during that period, compared to 186 open store months based on an average of 31 stores open during the same prior year period;

•      an increase of $1,841,000 in lease termination fees due primarily to the termination of the lease of the Fina stations in the Dallas/Ft. Worth area in February 2002;

•      an increase of $463,000, or 35.3%, in interest on real estate loans, due primarily to the Captain D’s mortgage notes of $12,000,000 purchased in December 2002, which the Company tendered on June 13, 2003, as partial consideration on the second quarter acquisition of 15 Captain D’s properties; and

•      an increase of $17,000 in operating expense reimbursements, primarily due to a 23-property increase in the number of vacant non-billable properties as of June 30, 2003 to 78, as compared to 55 at June 30, 2002.

These increases were partially offset by a decrease of $575,000, or 3.7%, in rental revenues primarily attributable to:

•      a decrease of $346,000, or 2.2%, in base rents due to an increase in the number of non-billable properties by 23 to 78, as compared to 55 at June 30, 2002; and

•      a $229,000 decrease in percentage rents (rents determined as a percentage of tenant sales), of which a $412,000 decrease is attributable to lower sales at Burger King units; partially offset by

•      a $183,000 increase resulting from a prior year tenant sales audit.

Expenses

Expenses increased $12,623,000, or 27.7%, to $58,130,000 for the six months ended June 30, 2003 compared to the corresponding prior year period.  The increase was primarily attributable to the following:

•      an increase of $10,739,000, or 72.1%, to $24,773,000 in retail cost of sales due to increased volumes for and to the inclusion of operations of the remaining unsold Fina stores, which the Company began operating after a lease termination in February 2003. The increased volumes resulted from an increase to 38 stores operated from 31 in the same prior year period and from an increase to 228 months open from 186 in the same prior year period;

•      an increase of $1,212,000, or 46.2%, in Retail general and administrative expenses due primarily to higher salaries, property taxes and insurance as a reuslt of the increased number of stores open.

•      an increase of $1,086,000, or 207.7%, to $1,609,000 in impairments of long-lived assets due to the revaluing of 19 assets, of which 11 were Fina stations, to their estimated fair value; and

•      an increase of $463,000, or 4.4%, to $10,898,000 in depreciation and amortization related to a catch-up in depreciation expense in the 2002 second quarter when certain properties were reclassified out of the Assets Held for Sale category in accordance with SFAS No. 144.

These increases were partially offset by a decrease of $432,000, or 43.4%, to $563,000 in legal expenses due to fewer legal proceedings involved with tenant work-outs and the concerted effort of the Company to reduce tenant-related costs.

Retail operations are administered by Fuel Supply, Inc. ("FSI"), a wholly-owned subsidiary of USRP Holding Corp. ("Holding").  Holding is a taxable REIT subsidiary of U.S. Restaurant Properties, Inc.  FSI has incurred net operating losses (“NOLs”) since inception.  The Company recognized a deferred tax benefit in 2002 of approximately $102,000 associated with these NOLs, which management believes may be used to offset any USRP (S&C), LLC and USRP (Hawaii), LLC taxable income.

Gain on sale of property for the six months ended June 30, 2003 and 2002 was $6,704,000 and $1,274,000, respectively, and was due to the sale or disposal of 37 and 17 properties, respectively.  These gains are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income (loss) from discontinued operations” in accordance with the requirements of SFAS No. 144.

Income from discontinued operations was $6,477,000 for the six months ended June 30, 2003.  In accordance with the requirements of SFAS No. 144, discontinued operations represent the operations of properties disposed of as well as any gain or loss recognized on their disposition.  The operating results relate to the sale or disposal of 37 properties during the six months ended June 30, 2003, and are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as  “Income (loss) from discontinued operations.”

Minority interests in earnings were $2,337,000 and $2,349,000 for the six months ended June 30, 2003 and 2002, respectively, and related primarily to the Company’s minority interest in HJV, which was formed in October 1999.

Non-operating income was $21,000 and $634,000 for the six months ended June 30, 2003 and 2002, respectively.  The decrease is primarily due to lower interest income resulting from the Company’s liquidation of its trading securities during 2002 and to gains on sale of securities in 2002.

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  As a result of adopting SFAS No. 143, the Company recorded a $270,000 charge in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Cumulative effect of change in accounting principle” on January 1, 2003.  The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations.

Liquidity and Capital Resources

CASH FLOWS

(in thousands)	For the six months ended June 30, 2003

Cash flows from operating activities	$21,061
Cash flows from investing activities	26,686
Cash flows from financing activities	(20,978)

Increase in cash and cash equivalents	$26,769
Cash and cash equivalents, beginning of period	4,392

Cash and cash equivalents, end of period	$31,161

OPERATING ACTIVITIES

The Company’s principal sources of cash to meet its working capital and dividend requirements are rental revenues generated by the Company’s properties and operating revenues from the Company’s retail segment.

Cash flows from operating activities of $21,061,000 is attributable to the real estate and retail operations.

INVESTING ACTIVITIES

Cash generated in excess of operating requirements and dividend payments is generally used to acquire additional properties or to reduce amounts outstanding under the Company’s credit agreement.

The Company’s cash flows from investing activities of $26,686,000 is primarily attributable to:

•                  $21,062,000 of net proceeds from property sales;

•                  $8,998,000 resulting from a decrease in mortgage loans receivable; and

•                  $1,114,000 resulting from a decrease in notes receivable as a result of payments received.

The cash flows from investing activities is partially offset by:

•                  $3,923,000 for acquisition of rental properties, machinery and equipment; and

•                  $679,000 increase in restricted cash and marketable securities, of which $590,000 is attributable to restricted cash resulting from  $390,000 collateralizing two letters of credit and  $200,000 attributable to escrow deposits. The remaining $89,000 increase is due to additional marketable securities.

FINANCING ACTIVITIES

Cash generated in excess of operating requirements and dividend payments is generally used to reduce amounts outstanding under the Company’s credit agreements or to acquire additional properties.

The Company’s cash flows from financing activities of $20,978,000 is attributable to:

•                  $15,700,000 of proceeds from borrowings under the Company’sline of credit; and

•                  $15,200,000, net of placement fees of approximately $800,000, of proceeds from the Series B convertible preferred stock offering and the Series B warrants.

The Company’s cash flows from financing activities was partially offset by:

•                  $13,106,000 in Common Stock dividends;

•                  $6,583,000 resulting from a decrease in notes payable, primarily due to payments on the Company’s variable rate certificates for which principal and interest are payable monthly;

•                  $3,551,000 in Preferred Stock dividends;

•                  $26,950,000 of payments under the Company’s line of credit; and

•                  $2,337,000 in distributions to minority interest stockholders.

LIQUIDITY REQUIREMENTS

As of June 30, 2003, the Company expects to spend approximately $339,000 during the remainder of 2003 to renovate and remodel currently owned properties. The Company expects to meet its short-term liquidity requirements consisting of normal recurring operating expenses, debt service requirements, property improvements and distributions to stockholders primarily through cash flow provided from real estate and retail operations.  To the extent that the Company’s cash flow from real estate and retail operating activities is not sufficient to finance such short-term liquidity requirements, the Company may utilize its credit facility.  As of June 30, 2003, the Company’s funds availability under the credit facility was $11,424,000.  As of August 5, 2003, the Company’s funds availability under the credit facility was $1,264,000. The Company’s long-term liquidity requirements as of June 30, 2003 consists primarily of debt maturing after June 30, 2003, which totaled approximately $272,655,000. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings and other debt and equity financing alternatives as well as cash proceeds received from the sale of properties.

On July 1, 2003, the Company paid $23,750,000 of the $47,500,000 senior unsecured note balance.  On July 29, 2003, the remaining balance of the senior unsecured note was paid in full.

Status of Financially Troubled Tenants

Gant Acquisition, LLC

During June 2001, the Company was notified that one of its tenants had filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the “Bankruptcy Code”).  Gant Acquisition LLC (“Gant”), which leased 27 service stations in North Carolina under a Master Lease with the Company, filed for Chapter 11 bankruptcy on May 21, 2001.  Annual rent from all 27 properties is approximately $1,288,000.  At June 30, 2003, there was approximately $240,000 of receivables due from this tenant on all 27 properties and the Company had reserved $31,000 for these amounts. The Bankruptcy Court has severed the Master Lease between Gant and the Company, permitting Gant to reject 12 of the properties subject to the Master Lease while continuing to pay rent on the remaining 15 properties.  The Company appealed this ruling in May 2002.  The Bankruptcy Court’s ruling was upheld by the District Court in March 2003.  The Company is now appealing this ruling to the Fourth Circuit Court of Appeals.  Depending on the outcome of this appeal, which is anticipated to be ruled upon in the latter part of 2003, the remaining 12 properties will either be sold, with all proceeds payable to the Company, or Gant will be responsible for all back rent due. Gant continues to pay rent on 15 of the 27 properties.

Lyon’s of California, Inc.

During 2002, the Company was notified that ICH, the guarantor on the Lyons notes, had filed for protection under Chapter 11 of the bankruptcy code, along with its former wholly-owned subsidiary, Sybra.  At the time of filing, Sybra was the Company’s largest tenant and is currently leasing 58 of the Company’s Arby’s restaurants.  Subsequent to the filing, all post-bankruptcy rent continued to be paid by Sybra.

In December 2002, pursuant to a Plan of Reorganization approved by the United States Bankruptcy Court, Sybra was acquired by a wholly-owned subsidiary of Triarc Companies, Inc. (“Triarc”).  This subsidiary assumed all of the Company’s Sybra leases and is now the Company’s largest tenant.  The Bankruptcy Court, in accepting the subsidiary’s purchase of Sybra, required that the proceeds from the purchase be placed in escrow with the Court for the benefit of the unsecured creditors.  Through June 30, 2003, the Company has received $6,906,000 in proceeds, including $3,612,000 in April 2003, which is primarily associated with the ICH guarantee.

Due to the relationship among ICH, Lyons and Sybra, the proceeds received by the Company related to the Plan of Reorganization of ICH and Sybra are considered in the collateral value analysis of the Lyons mortgage notes.  Although the amount of recoverability on the Lyons notes is an estimate and is subject to change, the Company expects to recover substantially more of the original principal balance than originally estimated because the fair value of the collateral has become more certain over time.  Taking this into consideration, during March 2003 the Company reduced the allowance on the Lyons notes by $317,000.  During the three months ended June 30, 2003, the allowance was reduced by $216,000 as the result of an evaluation of collections and the remaining amount due. The allowance associated with the ICH note as of June 30, 2003 was $102,000, the amount of the unsecured note receivable.

Fina

In February 2002, the leasehold lender of 51 Fina stations in the Dallas/Ft. Worth area assumed the defaulting tenant’s interest in the lease and took over operations from the bankrupt tenant.  Since the lease assumption, all post-assumption rent has been collected by the Company.  As of December 31, 2002, there was $2,564,000 owed to the Company under the leases, representing pre-assumption property taxes, for which the Company had reserved $792,000. Effective in February 2003, the Company entered into a lease termination agreement and received a lease termination fee of $3,400,000, a portion of which was applied to outstanding receivable balances, with the remaining $1,715,000 recorded as revenue.  The Company also, through its subsidiary FSI, purchased equipment for approximately $2,200,000, gas and convenience store inventory from the tenant at an agreed-upon cost of $2,941,000, and took over the operation of 25 of these Fina stations.  The remaining 26 properties were temporarily closed.  As of June 30, 2003, 25 stations (14 formerly operated by the Company and eleven others) had been re-leased, 10 other stations (three formerly operated by the Company and seven others) had been sold and four leasehold properties were returned to the property owners. Of the remaining 12, nine are fee-owned and three are leaseholds.  Of the nine fee properties, FSI is operating three and six are vacant.  FSI is also operating the remaining three leaseholds. During the six months ended June 30, 2003, impairment charges of $973,000 were recorded from revaluing 14 Fina stations to their estimated fair value.

Alon USA, L.P.

During the first quarter of 2003, the Company filed a lawsuit against Alon USA, L.P. (“Alon”), the owner of the Fina brand.  The Company terminated the tenant’s leasehold interest during February 2003 for 51 Fina service stations, and immediately closed 26 of them.  Alon counter-claimed against the Company, alleging that these gas stations must be continuously operated selling Fina branded gasoline pursuant to a Branding Assurance Agreement it allegedly entered into with the Company.  The Company's suit maintains that the Branding Assurance Agreement only required open and operating stations to remain under the Fina brand during the Company's ownership period, and that the Company had a right to sell the properties for other than Fina branded gasoline stations.  The Company disputes Alon's position and has not reopened several of the stations, has sold four stations for other than a Fina branded gasoline station and contemplates selling other stations for possible uses other than as Fina branded gasoline stations.  If Alon’s position is upheld, the Company’s ability to sell or lease these gas stations could be impaired and the Company could be liable for damages.  It is not possible to predict the outcome of the litigation or to estimate the possibility of damages at this time.

Ameriking

In December 2002, the Company was notified that one of its tenants, Ameriking, which leases 12 Burger King properties, had filed for protection under Chapter 11 of the Bankruptcy Code.  As of June 30, 2003, Ameriking owed the Company approximately $147,000 for which a reserve of $32,000 has been established.  The 12 properties have a net book value of approximately $5,800,000 and the annual rent on these properties is approximately $1,000,000.  Ameriking has rejected four of the 12 leases.  In April 2003, one of eight properties still subject to the lease was sold, and Ameriking continues to pay post-petition rent on the remaining seven properties.  The outcome of the Ameriking bankruptcy and the effects on the Company are uncertain at this time.

Embers

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty and the Company, after numerous discussions and negotiations, initiated foreclosure proceedings in March 2002.  In September 2002, the Company executed a workout agreement with the tenant and its lender, Medallion Capital.  In exchange for the Company agreeing to stay its eviction and foreclosure proceedings, the Company would receive 100 percent of the net proceeds of each sale of property until the Company received a sum equal to the entirety of its mortgage balances with all accrued interest, an agreed upon sale price of the fee properties representing approximately 119% of the Company’s original cost in the properties, and all the Company’s legal fees and costs of collection, as well as all rent and mortgage payment obligations going forward.  Embers agreed that these payments would be made in full within 24 months of the agreement.  At the time of payment in full, the Company would agree to release any remaining mortgages and deed over any remaining properties to Embers.  Interest income associated with the mortgage notes has not been recognized since December 2002.  During 2003, the Company received $1.9 million in cash from the sale of three of its fee-owned properties, and recognized a gain on sale of $839,000.  Each quarter, the Company individually evaluates all of its mortgage notes and real estate associated with this tenant to determine if any asset has been impaired.  As a result of this evaluation, a $200,000 impairment was recorded on two fee-owned properties during the first quarter of 2003.  At June 30, 2003, the Company had mortgage notes receivable of $2,565,000, net book value of real estate and equipment of $1,378,000 and rent receivables and other assets of $854,000 related to Embers.

Prior to 2001, the Company lost a case at the trial court level. After the judgment of specific performance was entered against the Company for a total of $550,000, plus interest and attorneys’ fees, USRP posted a $783,000 bond and appealed the damage award of the trial court, arguing that the court provided erroneous instructions as to the measure of damages and improperly excluded the Company’s expert witness.  USRP accrued $425,000 for this case, based on the amount of the judgement, less the underlying value of the notes receivable which the Company would be required to purchase if the verdict was ultimately upheld.  USRP prevailed on appeal and the judgment was reversed and remanded for a new trial.  The same judge who presided over the initial trial also presided over the retrial. A verdict was again issued against the Company.  The case is currently on appeal with the Supreme Court of Texas, which has requested a response from the plaintiff.   The Petition is currently pending.  At this time, management and management’s counsel cannot determine the likely outcome; however, the Company believes it will prevail at the Supreme Court level.  Management intends to vigorously defend this action.

Company Debt and Derivatives

The Company’s debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2003	December 31, 2002

Line of credit	May 2004	LIBOR + 3.0%	$13,750	$25,000
Notes Payable
Senior unsecured notes, interest- only Payments semiannually	May 2005	7.15%	$111,000	$111,000
Variable rate certificates, principle and Interest payable monthly	August 2006	LIBOR + 0.48%	161,655	168,220
Senior unsecured notes, interest-only Payments semiannually	August 2003	8.22%	47,500	47,500
Debt premium, net			572	708
Total notes payable			$320,727	$327,428

Mortgage note payable	June 2007	8.00%	$928	$946

In May 2002, the Company entered into a Credit Agreement with Bank of America (the “Credit Agreement”), through its subsidiary USRP Funding 2002-A, L.P., for a secured revolving credit facility of $35,000,000, which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility are being used primarily to acquire certain Shoney’s and Captain D’s properties in sale/leaseback transactions. This facility is secured by the 138 properties owned by USRP Funding 2002-A, L.P. with a net book value of $68,344,000 as of June 30, 2003.  The Credit Agreement, as amended, has a term of up to two years and allows for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provides that up to $10,000,000 of the facility may be used for letters of credit.  There is a 3% fee per annum on outstanding letters of credit as well as a 3% Derivative Exposure Usage Fee under this facility.  As of June 30, 2003, the Company had letters of credit outstanding and drawn under this facility in the amount of $2,511,000.  In May 2003, the Company executed a letter agreement for a one-month extension of the original maturity date of the Credit Agreement to allow time to complete a fourth amendment.  In June 2003, the Company executed the fourth amendment which decreased the maximum borrowing capacity to $30,000,000, effective June 30, 2003, which capacity will be further reduced, effective September 30, 2003, to $20,000,000 and which extended the maturity date to May 31, 2004.  In addition, under the fourth amendment, the Company was granted waivers for compliance with the second and third quarters of 2003 for two of the financial covenants related to distribution limitations and leverage ratio.  All other significant terms of the Credit Agreement were unchanged.  As of June 30, 2003, funds available under the Credit Agreement were approximately $11,424,000.  As of August 5, 2003, funds available under the Credit Agreement were approximately $1,264,000.

In December 2002, a limited and temporary waiver and amendment was executed under the Credit Agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $12,000,000 on December 18, 2002. The Captain D’s mortgage notes bear interest at 12.5% per annum. The amount of this investment, without the waiver, would have violated the limitations on investments under this facility. On June 13, 2003, prior to the initial waiver period’s expiration, the Company tendered the notes as partial consideration on the June 13, 2003 acquisition of 15 Captain D’s properties.

In August 2001, the Company completed a $180,000,000 offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary USRP Funding 2001-A, L.P.  The Certificates have an assumed amortization over 15 years and are secured by 275 properties with a net book value of $191,161,000.  Under the Property Management Agreement associated with these properties, certain covenants and ratios must be maintained.  The Company received a waiver dated December 31, 2002 on certain covenants in the Amended and Restated Property Management Agreement.  The waiver allowed Unsecured Indebtedness, as defined, to exclude the $12,000,000 of

Captain D’s mortgage notes purchased in December 2002.  Prior to the June 30, 2003 expiration of the waiver, the mortgage notes were tendered on June 13, 2003, as partial consideration on the June 13, 2003 acquisition of 15 Captain D’s properties.

On November 13, 1998, the Company issued $47,500,000 in senior notes in a private placement which were originally scheduled to mature on August 1, 2003. In July 2003, the Company prepaid $23,750,000 of the notes.  In connection with this prepayment, the Company paid $813,000 in accrued interest and incurred a make-whole payment of $137,000.  The Company paid the remaining balance in full on July 29, 2003.

After receiving the waivers discussed above, the Company is in compliance with all covenants associated with its debt and credit facilities as of June 30, 2003.

The Company’s derivative instruments are summarized as follows (in thousands):

				Fixed Swap			Liability as of
Type	Settlement Period	Maturity	Notional Amount	Rate Paid	Floor Rate	Cap Rate	June 30, 2003	December 31, 2002
Interest rate swap	Quarterly	May 2003	$15,000	7.05%			$—	$325
Interest rate collar	Monthly	August 2005	67,463		4.42%	6.00%	3,572	3,678
Interest rate swap	Monthly	June 2004	25,000	2.42%			326	315
Interest rate swap	Monthly	August 2003	50,000	1.9975%			72	218
							$3,970	$4,536

Management believes that cash flow from operations, along with the Company’s ability to raise additional equity, anticipated sales of properties, funds available under the Credit Agreement and the Company’s anticipated ability to obtain financing will provide the Company with sufficient liquidity to meet its foreseeable capital needs.  However, there can be no assurance that such additional financing will be available at the time the Company needs it or the terms of anticipated financing will be as favorable to the Company as under the existing facilities.

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

The following table sets forth, for the three and six months ended June 30, 2003 and 2002, the reconciliation of funds from operations to net income.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2003	2002	2003	2002

Funds from operations – diluted	$6,690	$6,573	$14,097	$13,298
Adjustments to minority interest	—	(45)	—	(76)
Income allocable to minority interest	—	(48)	—	(12)

Funds from operations – basic	6,690	6,480	14,097	13,210

Depreciation and amortization	(5,320)	(5,917)	(11,071)	(11,175)
Gain (loss) on sale of property	5,085	(206)	6,704	1,274
Impairment of long-lived assets	(752)	(909)	(2,347)	(1,718)
Income allocable to minority interests	—	45	—	76
Change in accounting principle	—	—	(270)	—
Net income (loss) allocable to common stockholders	5,703	(507)	7,113	1,667
Preferred stock dividends	1,814	1,775	3,590	3,551

Net income	$7,517	$1,268	$10,703	$5,218

Inflation

Some of the Company’s leases are subject to adjustments for increases in the Consumer Price Index, which reduces the risk to the Company of the adverse effects of inflation.  Additionally, to the extent inflation increases sales volume, percentage rents may tend to offset the effects of inflation.  Because triple net leases also require the property operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs and insurance, some or all of the inflationary impact of these expenses will be borne by the property operator and not by the Company.

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

Risks Associated with Forward-Looking Statements included in this Form 10-Q

Certain statements contained in this Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements within the meaning of the federal securities laws.  Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company’s actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements.  The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.  Reference is hereby made to the disclosures contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the disclosures under the headings “Risk Associated with Forward-Looking Statements included in this Form 10-K” and “Factors Affecting the Company’s Business and Prospects” in “Item 1. Business” of the Company’s Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to certain market risks that arise in the ordinary course of business. The Company may enter into derivative financial instrument transactions to manage or reduce market risk, but does not enter into derivative financial instrument transactions for trading purposes, nor does the Company have any foreign operations and thus is not exposed to foreign currency fluctuations. A discussion of the Company’s primary market risk exposure is presented below.

Market Risk on Investments

The fair value of the Company’s investments would be negatively affected by a decrease in interest rates as the majority of the investments are interest-bearing, and therefore subject to the market risk of loss from a decline in interest rates which could impact future earnings and cash flows.  However, the Company’s investment portfolio of $2,948,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations.  The Company also has investments in fixed rate notes and mortgage loans receivable.  Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

Market Risk on Variable Rate Debt

The Company’s interest rate risk is sensitive to interest rate changes on its variable rate debt.  The Company had total outstanding debt of $334,477,000 at June 30, 2003, of which approximately $175,405,000 was variable rate debt.  Of this amount, $7,942,400, or 4.5% was unhedged. All other things being equal, the interest expense on the Company’s unhedged variable rate debt will decrease as interest rates decline and will increase as rates rise.  This exposure to interest rate risk is generally managed using derivative financial instruments such as interest rate swaps in conjunction with a portion of the Company’s variable rate debt to mitigate the interest rate risk on an associated financial instrument or to lock in an interest rate on its variable rate debt under its Credit Agreement with Bank of America and its Triple Net Lease Mortgage Certificates.  As it relates to unhedged variable rate debt, if market interest rates average 1.0% more than in 2002, the impact related to additional annual interest expense would decrease net income and cash flows by $225,000 for 2003.  This amount was determined by calculating the effect of a hypothetical interest rate on our unhedged variable rate debt.  This sensitivity analysis assumes that there are no changes in the Company’s financial structure.  Management believes the fair value of its variable rate debt equals its carrying value as of June 30, 2003.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate debt is also subject to market risk.  Fixed rate debt outstanding at June 30, 2003 was $159,572,000 with a weighted average interest rate of 7.5%. All other things being equal, the interest expense on the Company’s debt with a fixed interest rate will increase as rates decline and will decrease as rates rise.  $47,500,000, or 29.9% of the Company’s total fixed rate debt was paid in full before its August 1, 2003 due date, thus reducing the fixed rate market risk on that portion of the Company’s debt portfolio. None of the liquidated debt was replaced with additional fixed rate debt; however, a portion of the payoff was made with borrowings under the Company’s variable rate line of credit. Of the remaining $111,572,000 of fixed rate debt, all is unhedged.  As it relates to the unhedged fixed rate debt, if annual market interest rates average 1.0% more than in 2002, the impact related to additional annual interest expense would decrease net income and cash flows by $1,150,000 for 2003.  This amount was determined by calculating the effect of hypothetical interest rate changes on our remaining unhedged fixed rate debt.  This sensitivity analysis assumes that there are no changes in the Company’s financial structure.  Management believes the fair value of its fixed rate debt equals its carrying value as of June 30, 2003.

Item 4.    Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer) have concluded, based on their evaluation as of June 30, 2003 that, except as described below, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In its March 2003 Letter to the Audit Committee, the Company’s auditors noted that the Company does not have an adequate process in place to provide for a timely and accurate closing of its accounts, which prevents critical analysis of accounts prior to financial statement preparation.  To address this comment, the Company reviewed its closing process and began making adjustments that would facilitate a more timely close of the accounts for the quarter presented herein. In addition, the Company will continue to refine its closing and analysis procedures as they relate to future quarterly and annual reporting periods.

Except as outlined above, there were no significant changes in the Company’s internal control or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

PART II.                OTHER INFORMATION

Item 7.    Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 4.01 - U.S. Restaurant Properties, Inc. Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series B Redeemable Convertible Preferred Stock
Exhibit 4.02 - Securities Purchase Agreement relating to the Series B Preferred Stock
Exhibit 4.03 - Registration Rights Agreement relating to the Series B Preferred Stock
Exhibit 4.04 - Stock Purchase Warrant - Omicron Master Trust
Exhibit 4.05 - Stock Purchase Warrant - The Riverview Group, LLC
Exhibit 10.1 - Fourth Amendment to Credit Agreement
Exhibit 21. 1 - Principal subsidiaries of the Company
Exhibit 31.1 – Section 302 Certification by Robert J. Stetson Pursuant to Sarbanes-Oxley Act of 2002
Exhibit 31.2 – Section 302 Certification by Stacy M. Riffe Pursuant to Sarbanes-Oxley Act of 2002
Exhibit 32.1 – Section 906 Certification by Robert J. Stetson Pursuant to Sarbanes-Oxley Act of 2002
Exhibit 32.2 – Section 906 Certification by Stacy M. Riffe Pursuant to Sarbanes-Oxley Act of 2002

b)	Reports on Form 8-K

A report on Form 8-K dated May 7, 2003 was filed with the Securities and Exchange Commission on May 8, 2003 reporting the issuance of a press release on May 7, 2003 announcing first quarter earnings.

A report on Form 8-K dated August 6, 2003 was filed with the Securities and Exchange Commission on August 6, 2003 reporting on the issuance of a press release on August 5, 2003 announcing second quarter earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: August 14, 2003	By:	/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
4.01	U.S. Restaurant Properties, Inc. Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series B Redeemable Convertible Preferred Stock
4.02	Securities Purchase Agreement relating to Series B Preferred Stock
4.03	Registration Rights Agreement relating to Series B Preferred Stock
4.04	Stock Purchase Warrant – Omicron Master Trust
4.05	Stock Purchase Warrant – The Riverview Group, LLC
10.1	Fourth Amendment to Credit Agreement
21.1	Principal subsidiaries of the Company
31.1	Section 302 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002
32.2	Section 906 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002