Form 10-Q
period 2003-09-30
U S RESTAURANT PROPERTIES INC
filed 2003-11-14
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

As of November 7, 2003, U.S. Restaurant Properties, Inc. had 22,514,689 shares of common stock $0.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I.	FINANCIAL INFORMATION

	Item 1.	Financial Statements

Unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002

Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002

Unaudited Condensed Consolidated Statements of Comprehensive Operations for the three and nine months ended September 30, 2003 and 2002

Unaudited Condensed Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2003

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2003 and 2002

Notes to Unaudited Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk

	Item 4.	Controls and Procedures

PART II.		OTHER INFORMATION

	Item 6.	Exhibits and Reports on Form 8-K

PART I.    FINANCIAL INFORMATION

Item 1.           Financial Statements

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2003	December 31, 2002
Assets

Property, net
Land	$200,353	$202,404
Building and leasehold improvements	359,322	372,191
Machinery and equipment	12,813	11,868
	572,488	586,463
Less: accumulated depreciation	(106,332)	(100,002)
	466,156	486,461

Construction in progress	569	256
Cash and cash equivalents	4,648	4,392
Restricted cash and marketable securities	2,980	2,211
Rent and other receivables, net (includes $1,253 and $2,531 allowance for doubtful accounts at September 30, 2003 and December 31, 2002, respectively)	6,975	7,299
Straight line rent receivables, net (includes $443 and $484 allowance for doubtful accounts at September 30, 2003 and December 31, 2002, respectively, and $3,630 and $3,746 of remodel grants at September 30, 2003 and December 31, 2002, respectively)	15,093	15,600
Prepaid expenses and other assets	3,636	3,354
Inventories	2,640	1,289
Investments	2,908	3,025
Notes receivable, net (includes $0 and $13 due from related parties, and $2,917 and $3,636 allowance for doubtful accounts at September 30, 2003 and December 31, 2002, respectively)	6,637	10,268
Mortgage loans receivable, net (includes $223 and $583 allowance for doubtful accounts at September 30, 2003 and December 31, 2002, respectively)	11,340	34,469
Net investment in direct financing leases	278	518
Deferred financing costs and intangibles, net	8,019	9,935
Total assets	$531,879	$579,077

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2003	December 31, 2002
Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$20,339	$18,142
Accrued dividends and distributions	2,200	2,181
Unearned contingent rent	908	826
Deferred gain on sale of property	236	926
Line of credit	26,000	25,000
Interest rate derivatives at fair value	3,320	4,536
Notes payable	270,218	327,428
Mortgage note payable	919	946
Total liabilities	324,140	379,985

Commitments and contingencies

Minority interests	53,957	52,845

Stockholders’ equity

Preferred stock, $0.001 par value per share:
Series A Cumulative Convertible Preferred Stock - 50,000 shares authorized, 3,680 shares issued and outstanding at September 30, 2003 and December 31, 2002 (aggregate liquidation value of $92,000)	4	4
Series B Convertible Preferred Stock - 20 shares authorized, 16 shares issued and outstanding at September 30, 2003 (aggregate liquidation value of $16,000)	—	—
Common stock, $0.001 par value per share:
100,000 shares authorized, 19,924 and 19,832 shares issued and outstanding at September 30, 2003 and December 31, 2002, respectively	20	20
Additional paid-in capital	343,525	327,756
Excess stock, $0.001 par value per share 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(3,320)	(4,411)
Loans to stockholders for common stock	(299)	(299)
Distributions in excess of net income	(186,148)	(176,823)
Total stockholders’ equity	153,782	146,247
Total liabilities and stockholders’ equity	$531,879	$579,077

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statement of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Revenues:
Real estate rental	$15,099	$14,926	$45,312	$45,398
Tenant expense reimbursements	864	722	2,552	2,368
Lease termination fees	29	—	1,660	92
Interest on mortgage loans	566	1,124	2,335	2,423
Retail operations	15,682	10,216	43,490	26,607
Total revenues	32,240	26,988	95,349	76,888
Expenses:
Ground rent	939	828	2,858	2,732
Property taxes	72	135	411	524
Other property	127	84	329	287
Legal	920	469	1,477	1,457
Depreciation and amortization	5,791	4,962	16,442	15,179
Impairment of long-lived assets	1,525	—	2,342	523
Recoveries of provision for doubtful accounts	(137)	(229)	(307)	(234)
General and administrative	2,784	2,531	9,472	7,637
Retail cost of sales	13,393	8,517	37,189	22,499
Total expenses	25,414	17,297	70,213	50,604
Income from continuing operations	6,826	9,691	25,136	26,284
Non-operating income	8	215	29	849
Interest expense	(4,615)	(5,594)	(15,707)	(16,691)
Minority interests	(1,205)	(1,163)	(3,542)	(3,512)
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	1,014	3,149	5,916	6,930
Income from discontinued operations	4,306	1,608	10,377	3,045
Cumulative effect of change in accounting principle	—	—	(270)	—
Net income	5,320	4,757	16,023	9,975
Dividends on preferred stock	(2,185)	(1,776)	(5,736)	(5,327)
Net income allocable to common stockholders	$3,135	$2,981	$10,287	$4,648

Net income per share - basic and diluted:

Income (loss) from continuing operations allocable to common stockholders	$(0.06)	$0.07	$0.01	$0.08
Income from discontinued operations	0.22	0.08	0.52	0.16
Cumulative effect of change in accounting principle	—	—	(0.01)	—
Net income per share	$0.16	$0.15	$0.52	$0.24

Weighted average shares outstanding
Basic	19,909	19,737	19,871	19,606
Diluted	20,024	19,824	19,955	19,741

See Notes to Unaudited Condensed Consolidated Financial Statements

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Other Comprehensive Operations

(In thousands)

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Net income	$5,320	$4,757	$16,023	$9,975
Other comprehensive income (loss) -
Hedge settlement adjustment	707	710	2,292	2,652
Fair value adjustment for derivatives	(57)	(2,504)	(1,201)	(4,324)
Change in unrealized loss on investments	—	2,506	—	2,522
Comprehensive income	$5,970	$5,469	$17,114	$10,825

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

Nine Months Ended September 30, 2003

(In thousands)

								Accumulated Other Comprehensive Income (Loss)
	Series A Preferred Stock		Series B Preferred Stock				Additional Paid-in Capital		Loans To- Shareholders	Distributions In Excess of Net Income	Total Stockholders’ Equity
					Common Stock
	Shares	Par Value	Shares	Par Value	Shares	Par Value

Balance at January 1, 2003	3,680	$4	—	$—	19,832	$20	$327,756	$(4,411)	$(299)	$(176,823)	$146,247
Net income										16,023	16,023
Preferred stock - Series B issuance			16	—			14,406				14,406
Preferred stock - Series B warrants							253				253
Preferred stock - Series B warrants accretion							89			(89)	—
Proceeds from exercised stock options					92		1,012				1,012
Stock-based compensation to employees							9				9
Other comprehensive income (loss):
Hedge settlement adjustment								2,292			2,292
Fair value adjustment for derivatives								(1,201)			(1,201)
Distributions declared on common stock										(19,680)	(19,680)
Distributions declared on preferred stock										(5,579)	(5,579)
Balance at September 30, 2003	3,680	$4	16	$—	19,924	$20	$343,525	$(3,320)	$(299)	$(186,148)	$153,782

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:

Net income	$16,023	$9,975
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,971	16,595
Cumulative effect of change in accounting principle	270	—
Amortization of deferred financing costs and discounts	1,317	1,452
Impairment of long-lived assets	3,872	1,851
Accretion of interest income	—	(444)
Fair value adjustment for interest rate derivatives	(125)	(402)
Minority interests	3,542	3,512
Gain on sale of property	(10,275)	(2,253)
Gain on disposal of asset retirement obligation	(64)	—
Change in rent and other receivables, net	296	(267)
Change in straight line rent, net	(265)	(1,638)
Change in prepaid expenses	(282)	(632)
Change in inventories	(1,571)	(746)
Change in net investment in direct financing leases	144	406
Change in accounts payable and accrued liabilities	2,811	(2,360)
Change in unearned contingent rent	82	(128)
Other increases	(298)	(302)
Cash flows provided by operating activities	32,448	24,619

Cash flows from investing activities:

Proceeds from sale of property and equipment	35,100	16,300
Purchase of property	(7,863)	(10,387)
Purchase of machinery and equipment	(3,300)	(259)
Purchase of investments	—	(3,014)
Proceeds from sale of investments	—	4,838
Change in restricted cash	(769)	5,395
Mortgage loans receivable acquired	(11)	(26,583)
Mortgage loans receivable principal payments	11,676	4,120
Notes receivable issued	(63)	(1,275)
Notes receivable principal payments	2,239	959
Other increases	260	345
Cash flows provided by (used in) investing activities	37,269	(9,561)

Cash flows from financing activities:

Proceeds from line of credit	$34,950	$17,700
Payments on line of credit	(33,950)	(2,500)
Proceeds from issuance of Series B preferred stock	14,406	—
Proceeds from issuance of Series B preferred stock warrants	253	—
Distributions to minority interest shareholders	(3,576)	(3,593)
Payment of common stock dividends	(19,680)	(19,420)
Payment of preferred stock dividends	(5,579)	(5,327)
Proceeds from sale of stock and exercised stock options	1,012	1,516
Payments on notes/mortgage note payable	(57,026)	(7,540)
Financing costs	(271)	(650)
Cash flows used in financing activities	(69,461)	(19,814)

Increase (decrease) in cash and cash equivalents	256	(4,756)
Cash and cash equivalents at beginning of period	4,392	10,346
Cash and cash equivalents at end of period	$4,648	$5,590

Supplemental disclosure:
Interest paid during the period	$11,498	$12,097
Taxes paid during the period	$358	$238

Non-cash investing and financing activities:
Mortgage loans receivable tendered for property acquisitions	$12,000	$11,547
Security deposit and note receivable written off	1,037	—
Decrease in common and preferred stock dividends accrued	—	3,932
Notes received on sale of property	—	294
Operating Partnership Units exchanged for common stock	—	1,411
Property received in exchange for Operating Partnership Units and Note Receivable	2,265	—
Reclassification of notes receivable to loans to stockholders for common stock	—	475

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1.                                      Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (“USRP” and, collectively with its subsidiaries, the “Company”) is a fully integrated, self-administered and self-managed Real Estate Investment Trust (a “REIT”), as defined under the Internal Revenue Code of 1986, as amended.  The Company owns, acquires and manages branded chain restaurants and selected service retail properties.  Additionally, from time to time, the Company makes opportunistic investments in mortgage loans, secured by leasehold interests in restaurants or real estate.  The business and operations of the Company are conducted primarily through USRP’s wholly-owned and controlled subsidiary, U.S. Restaurant Properties Operating L.P., USRP’s operating partnership (“OP”).  As of September 30, 2003, the Company owned 785 properties in 48 states.

In June 2003, the Company formed a new taxable REIT subsidiary (“TRS”), USRP Holding Corp. (“Holding”).  Holding was formed as an owned and controlled subsidiary of OP.   The change in the Company’s structure was made to ensure continued compliance by the Company with Internal Revenue Service rules regarding qualification as a REIT with regard to related party transactions between the Company’s subsidiaries.  As a result of the change in organizational structure, rental income from the Company’s Shoney’s and Captain D’s real estate, as well as the net operations from the gasoline stations and restaurants operated by the Company affiliates, will become subject to Federal and State income taxes.

Holding has three wholly-owned subsidiaries, Fuel Supply, Inc. (“FSI”), USRP (Hawaii), LLC, and USRP (S&C), LLC.  FSI, which was organized in April 2001, operates various retail businesses located on certain Company properties in order to transition the operations from one tenant to another.  USRP (Hawaii), LLC was formed in June 2003 and owns the Company’s Hawaii service stations.  USRP (S&C), LLC was formed in June 2003 and owns 65 of the Company’s Shoney’s and Captain D’s restaurants, as well as the partnership interest of USRP (Sho) 1, L.P.    Holding owns the Company-operated non-Hawaii service stations.  Subsequent to September 30, 2003, Holding owns the unpledged Shoney’s and Captain D’s properties.

Basis of Presentation and Estimates

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 and the Form 8-K, as amended, filed August 18, 2003 with the Securities and Exchange Commission (“SEC”).  Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC.  In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end and the results of operations for the interim periods shown in the report are not necessarily indicative of results to be expected for the fiscal year.  In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2003, the consolidated results of its operations and comprehensive operations for the three and nine months ended September 30, 2003 and 2002, and the consolidated statements of cash flows and stockholders’ equity for the nine months ended September 30, 2003.

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

SIGNIFICANT ACCOUNTING POLICIES

This section should be read in conjunction with the more detailed information regarding the Company’s significant accounting policies contained in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 and Form 8-K, as amended, filed August 18, 2003.

New Accounting Standards

Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosure,” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation as well as requiring additional disclosures in interim and annual financial statements.  At this time, the Company intends to continue to utilize the intrinsic value model of accounting for stock option grants which results in compensation costs equal to the excess, if any, of the fair value of the Company’s stock at the measurement date above the stock options strike price.  Pro-forma disclosures are as follows (in thousands, except per share data):

Pro-forma Stock-Based Compensation Cost

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Net income allocable to common stockholders, as reported	$3,135	$2,981	$10,287	$4,648
Stock-based compensation recognized, net	—	—	9	86
	3,135	2,981	10,296	4,734
Pro-forma stock-based compensation	(2)	(40)	(27)	(120)
Pro-forma net income allocable to common stockholders	$3,133	$2,941	$10,269	$4,614

Basic and diluted income per share:
As reported - basic and diluted	$0.16	$0.15	$0.52	$0.24
Pro-forma - basic	$0.16	$0.15	$0.52	$0.24
Pro-forma - diluted	$0.16	$0.15	$0.51	$0.23

Stock options:
Pro-forma estimated compensation value per options granted	$2.06	$2.50	$2.10	$2.01

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003 and was adopted by the Company on July 1, 2003.  This Statement is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003.  This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133.  The Company has no new derivative instruments effective during 2003.  Management will evaluate all future derivative instruments under the provisions of SFAS No. 149 to determine whether there is an impact on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was adopted by and effective for the Company on July 1, 2003.  This Statement addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. The Series B Preferred is neither mandatorily redeemable, as defined in SFAS No. 150, nor does it embody an unconditional obligation to transfer equity shares of the Company.  The Series B Preferred does contain conditional obligations to redeem in cash or shares, but the conditions or events are not certain to occur at September 30, 2003.  Accordingly, the Series B Preferred does not fall under the scope of SFAS No. 150 at this time. EITF D-98, “Classification and Measurement of Preferred Securities,” provides guidance to determine if preferred securities should be classified as permanent equity.  As none of the redemption requirements of the securities are outside the control of the Company, management concluded that the Series B Preferred is appropriately classified as equity as of September 30, 2003.

Management also examined its classification of its minority interests under the guidance of SFAS No. 150. At this time, management believes the current classification of its minority interests in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2003 is appropriate.  See Note 11, “Subsequent Events,” for information regarding the redemption of the USRP/HCI Partnership 1, L.P. ("HJV") minority interest.  The Company will continue to monitor its remaining financial instruments which have characteristics of both debt and equity for appropriate classification under SFAS No. 150.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued.  FIN No. 45 is generally effective prospectively for guarantees issued or modified after December 31, 2002.  FIN No. 45 also requires liability recognition for certain types of debt.  The Interpretation requires a guarantor to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation.  See Note 10, “Commitments and Contingencies,” for disclosure of the Company’s guarantees at September 30, 2003.

Income Per Share

Basic income per share is computed based upon the weighted average number of shares of common stock outstanding.  Diluted income per share typically reflects the dilutive effect of stock options, units of beneficial interest in the Operating Partnership (“OP Units”), convertible preferred stock and convertible stock warrants.  A reconciliation of the basic and diluted weighted average shares is as follows:

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2003	2002	2003	2002

Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$1,014	$3,149	$5,916	$6,930
Dividends on preferred stock	(2,185)	(1,776)	(5,736)	(5,327)
	(1,171)	1,373	180	1,603
Income from discontinued operations	4,306	1,608	10,377	3,045
Cumulative effect of change in accounting principle	—	—	(270)	—
Net income allocable to common stockholders	$3,135	$2,981	$10,287	$4,648

Basic and diluted net income per share:

Income (loss) from continuing operations allocable to common stockholders	$(0.06)	$0.07	$0.01	$0.08
Income from discontinued operations	0.22	0.08	0.52	0.16
Cumulative effect of change in accounting principle	—	—	(0.01)	—
Net income per share, basic and diluted	$0.16	$0.15	$0.52	$0.24

Weighted average shares outstanding:
Basic	19,909	19,737	19,871	19,606
Dilutive effect of OP units	80	47	54	103
Dilutive effect of stock options	20	40	15	32
Dilutive effect of preferred stock	15	—	15	—
Diluted	20,024	19,824	19,955	19,741

Antidilutive securities:
Stock options	14	46	41	46
Convertible preferred stock	4,438	3,453	4,438	3,453
Convertible stock warrants	206	—	206	—

Investments

Investments in equity securities with readily determinable fair values and debt securities are classified as either available-for-sale or trading, based on the Company’s intent with respect to those securities.  These investments are classified as trading if held principally for the purpose of selling in the near term.  All others are classified as available-for-sale.  These investments are recorded at fair value on the balance sheet.  Changes in fair value during the period are recorded in earnings for trading securities and in other comprehensive operations for available-for-sale securities.  Investments in equity securities that do not have readily determinable fair values are recorded using the cost method since the Company does not have the ability to exercise significant influence over the investees.  The Company disposed of all of its trading and available-for-sale securities in 2002.

Derivatives

Derivative financial instruments are recognized as either assets or liabilities on the balance sheet at fair value.  If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized currently in earnings.  If the derivative is designated as a cash flow hedge, the effective portion of the changes in fair value of the derivative is included in other comprehensive income and is reclassified to earnings when the hedged item affects earnings.  For a derivative that does not qualify or is not designated as a hedge, changes in fair value are recognized currently in earnings.

Revenue Recognition

The Company’s revenues primarily include rental income on real estate properties and operating revenue from retail operations.

Rental revenues are derived primarily from the leasing of the Company’s properties to operators (primarily restaurants) on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in most cases, the ground rents where applicable.  The triple net structure is designed to provide a predictable stream of income while minimizing ongoing property operating costs.  Accordingly, the accompanying condensed consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities.  As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rental revenue.  Rental revenues and ground rent expense are recognized on a straight-line basis unless significant collection problems occur with the lessee, at which time rents are recognized on a cash basis.  The Company occasionally provides remodeling grants, which are included in the straight-lining of revenue, to tenants in consideration for early renewal and restructure of existing leases.  Contingent rent is recognized as revenue after the related lease sales targets are achieved.  The Company recognized contingent rent revenues of $0.8 million and $2.3 million for the three and nine months ended September 30, 2003, respectively, as compared to $1.0 million and $2.9 million for the three and nine months ended September 30, 2002, respectively.

Retail revenues are derived from gasoline sales, car washes, convenience store merchandise and food sales at properties operated by the Company.  Revenue is recognized upon the sale of gasoline, merchandise or the delivery of services.

2.                                      Property

Discontinued Operations

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold or held for sale, be classified separately in the Company’s Condensed Consolidated Statements of Operations.  In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations” in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002.

During the three and nine months ended September 30, 2003, the Company completed the sale of 25 and 62 properties, respectively, for net cash proceeds of $14.1 million and $35.1 million, respectively, net of closing costs of $1.2 million and $2.2 million, respectively.

The following table presents the revenues, depreciation and amortization, impairment of long-lived assets, other expenses, net gain on sales of property, and income from discontinued operations for the three and nine months ended September 30, 2003 and 2002 for the 62 properties sold during the nine months ended September 30, 2003 and 46 properties sold during the twelve months ended December 31, 2002 (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002

Revenues	$806	$2,049	$3,852	$5,892
Depreciation and amortization	(50)	(409)	(529)	(1,416)
Impairment of long-lived assets	—	(133)	(1,530)	(1,328)
Other expenses	(21)	(878)	(1,691)	(2,356)
	735	629	102	792
Gain on sales of property, net	3,571	979	10,275	2,253
Income from discontinued operations	$4,306	$1,608	$10,377	$3,045

Other Impairments

During the three and nine months ended September 30, 2003, impairment charges of $1.5 million and $2.3 million were recognized from the revaluing of 19 and 33 assets, respectively, to their estimated fair values.  Impairment charges result when the Company determines from its regular analysis of real property assets that circumstances indicate the book value of an asset may not be fully recoverable.  As part of this regular analysis, any time a property is marketed for sale at a price less than net book value, an impairment charge is immediately recognized.  Of the Company’s $1.5 million third quarter impairment charges, approximately $0.8 million resulted from this analysis.  The remaining $0.7 million resulted in part from a $0.3 million charge related to a workout agreement with a multi-unit tenant during 2002. Under the terms of this agreement, the Company may be able to fully recover the outstanding balances due, which would then require the Company to recognize gains or impairments on each specific property as the settlement agreement is executed.  The remaining $0.4 million resulted from an analysis of short-lived ground leases on which the tenant had vacated.  Since ownership of the building and any fixtures typically reverts to the landowner at the expiration of a ground lease, it was unlikely that the Company would find a tenant for the property due to the brevity of the remaining ground lease term.  Accordingly, management recognized an impairment for the remaining asset value for the fixtures on the ground leases.

3.         Line of Credit, Notes Payable and Mortgage Note Payable

The Company’s total debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2003	December 31, 2002
Revolving credit facility (1)	May 2004	LIBOR + 3.0%	$26,000	$25,000
Notes Payable
Senior unsecured notes, interest-only paid semiannually	May 2005	7.15%	$111,000	$111,000
Variable rate Certificates, principal and interest payable monthly	August 2006	LIBOR + 0.48%	158,720	168,220
Senior unsecured notes, interest-only paid semiannually	August 2003	8.22%	—	47,500
Debt premium, net			498	708
	Total Notes Payable		$270,218	$327,428

Mortgage Note Payable	June 2007	8.00%	$919	$946

Total Debt			$297,137	$353,374

(1) On November 4, 2003, the line of credit was replaced with a new line.  See Note 11, “Subsequent Events,” for additional information.

In May 2002, the Company entered into a Credit Agreement with Bank of America (“BOA”) (the “Credit Agreement”), through its subsidiary USRP Funding 2002-A, L.P., for a secured line of credit of $35.0 million which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility are used primarily to acquire certain Shoney’s and Captain D’s properties in purchase/leaseback transactions. This credit facility is secured by the capital stock of USRP Funding 2002-A, L.P and USRP (S&C), LLC, wholly-owned subsidiaries of the Company.  The Credit Agreement, as originally structured, had a term of up to two years and allowed for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provided that up to $10.0 million of the facility could be used for letters of credit.  There was a 3.0% fee per annum on outstanding letters of credit as well as a 3.0% Derivative Exposure Usage Fee under this facility.  As of September 30, 2003, the Company had  $2.1 million letters of credit outstanding and drawn under this facility. During 2003, the Company executed various extensions and modifications to this Credit Agreement as it negotiated a new credit facility.  One modification extended the Company’s $30.0 million borrowing capacity through November 17, 2003. As of September 30, 2003, funds available under the Credit Agreement were approximately $139,000.  On November 4, 2003, the Company replaced its line of credit, and as of November 7, 2003, funds available under the new line of credit were $3.5 million.  See Note 11, “Subsequent Events,” for additional information.

In 1998, the Company issued $47.5 million in senior notes in a private placement which were originally scheduled to mature on August 1, 2003.  On July 1, 2003, the Company prepaid $23.8 million of the notes.  In connection with this prepayment, the Company paid $0.8 million in accrued interest and incurred a make-whole interest payment of $137,000.  The Company repaid the remaining balance on July 29, 2003.

The Company is in compliance with all covenants associated with its debt and credit facilities as of September 30, 2003.

4.                                      Derivative Instruments

The Company’s derivative instruments as of September 30, 2003 are summarized as follows (in thousands):

							Liability
Type	Settlement Period	Maturity	Notional Amount	Fixed Swap Rate Paid	Floor Rate	Cap Rate	Sept. 30, 2003	Dec. 31, 2002
Interest rate swap	Quarterly	May 2003	$15,000	7.05%			$—	$325
Interest rate collar	Monthly	Aug. 2005	63,321	—	4.42%	6.00%	2,983	3,678
Interest rate swap	Monthly	June 2004	25,000	2.42%			240	315
Interest rate swap (1)	Monthly	Aug. 2003	50,000	2.00%			—	218
Interest rate swap (2)	Monthly	Sept. 2005	30,000	2.12%			97	—
Interest rate swap (2)	Monthly	Sept. 2005	25,000	2.33%			—	—
							$3,320	$4,536

(1)  Expired upon maturity without renewal.

(2)  Effective April 2004.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  The Company’s derivative financial instruments include interest rate swaps and interest rate collars, in which the Company receives variable payments based on an appropriate LIBOR index. The Company expects to make approximately $2.8 million in derivative settlement payments over the next 12 months.

The Company terminated a fixed to floating interest rate swap with Bank of America in September 2002.  Proceeds of $1.1 million from the termination were collected in October 2002.  A gain of approximately $0.9 million resulted from the termination, which increased the basis of the underlying note payable in the Company’s Condensed Consolidated Balance Sheets and is being amortized over the remaining term of the previously hedged item (May 2005).  As of September 30, 2003, the remaining unamortized basis adjustment was $0.5 million.

5.                                      Related Party Transactions

During 2002, the Company acquired a 7.5% equity interest in Shoney’s, Inc.  An affiliate of the Lone Star Funds (see Note 6 below) owns the remainder of Shoney’s, Inc.  As of September 30, 2003, the Company’s investments in Shoney’s consisted of an investment in common stock of $2.4 million, mortgage loans receivable of $2.1 million and a net book value of real estate purchased and leased back to Shoney’s of approximately $54.4 million.  See Note 11, “Subsequent Events,” for information regarding the sale of the Company’s equity interest in Shoney’s.

6.                                      Stockholders’ Equity and Minority Interests

The Company had 19,923,689 and 19,831,689 shares of common stock outstanding as of September 30, 2003 and December 31, 2002, respectively.

Lone Star Funds

Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (the “Lone Star Funds”)) owned approximately 19.0% of the Company’s outstanding common stock as of September 30, 2003.  See Note 11, “Subsequent Events,” for additional information regarding the Company’s common stock offering on October 17, 2003, after which the equity interest of Lone Star Funds, as selling stockholders, was reduced to approximately 9.9%.

Series B Preferred

On June 19, 2003, the Company raised proceeds of $15.2 million, net of placement fees but excluding certain transaction costs, from the sale of 16,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred”) in a private placement with certain institutional investors.

The Series B Preferred carries an 8.0% dividend and is convertible into shares of common stock at a fixed conversion price of $16.00 per share, which represented a premium to the market price for the Company’s common stock on the date of issuance.  The Series B preferred stock is not subject to mandatory redemption but is redeemable after three years at stated value plus accrued and unpaid dividends in cash, or, if specific conditions are met, in shares of common stock based on a weighted average conversion calculation.  The Company also issued warrants to the investors to purchase 206,452 shares of common stock at an exercise price of $16.50 per share.  The warrants have a seven-year term.  The estimated fair value of the warrants, utilizing Black-Scholes option valuation methodology, was $1.23 per share at the date of issuance.

The offering also included a twelve-month option for the institutional investors to invest an additional $4.0 million in stated value Series B Preferred under the same terms as the initial investment, with certain conversion price adjustments for the then current market price for the Company’s common stock.

See Note 11, “Subsequent Events,” for information regarding the October 2003 issuance of $4.0 million of additional Series B preferred shares in connection with the Company’s recent stock offering.

Distributions to Common and Preferred Stockholders

During the nine months ended September 30, 2003, the Company declared distributions of $19.7 million to its common stockholders (or $0.99 per share of Common Stock) and $5.6 million to its Series A preferred stockholders (or $1.45 per share of Series A Preferred Stock).  The Company also declared a pro-rated distribution from the date of issuance to September 30, 2003, of $0.3 million to its Series B preferred stockholders. During the nine months ended September 30, 2002, the Company distributed $19.4 million to its common stockholders (or $0.99 per share of Common Stock) and $5.3 million to its Series A preferred stockholders (or $1.45 per share of Series A Preferred Stock).

Minority Interests

During 1999, the Company issued $55.0 million of 8.5% preferred equity interest in the HJV to a third party for net proceeds of $52.8 million.  Under the terms of this transaction, the preferred interest holder receives annual distributions equal to $4.7 million, payable monthly from the cash flows of HJV.  Income is allocated to the preferred interest holder equal to the holder’s distribution. From time to time, the Company may be required to exchange properties that do not meet specified criteria as defined in the partnership agreement.

Based on an evaluation of the minority interests under SFAS No. 150, Management believes the current classification of its minority interests in the Company’s Condensed Consolidated Balance Sheets as of September 30, 2003 is appropriate.   See Note 11, “Subsequent Events,” for additional information regarding the redemption of the HJV minority interest on November 4, 2003.

During the nine months ended September 30, 2003, the Company acquired a property, including land and building, in exchange for 79,845 OP Units and the forgiveness of a $1.1 million note receivable owed to the Company.  The fair value of the land and building received at the time of the exchange was $2.3 million.

Minority interest activity for the nine months ended September 30, 2003 is as follows (in thousands):

Balance at January 1, 2003	$52,845
Distributions paid and accrued	(3,576)
Income allocated to minority interests	3,542
79,845 OP Units issued	1,146
Balance at September 30, 2003	$53,957

7.                                      Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker in deciding how to allocate resources and in assessing performance.  The Company has two operating segments, real estate and retail.

Real Estate.  Real estate activities principally include acquiring, owning, leasing and managing restaurant and gas station properties. The Company derives its real estate revenues from rental income on its portfolio of 785 branded chain restaurants and service station properties located throughout 48 states.

Retail. Revenues from this segment are generated from the sales of gasoline and convenience store merchandise, and food sales at restaurants operated by the Company.  At September 30, 2003, FSI operated nine service stations in Texas, eight in Hawaii, one in California and one in Illinois, along with three restaurants, two in Texas and one in Kansas.  In January 2002, FSI began utilizing a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations.  At September 30, 2003, in addition to the service stations currently operated, FSI sold fuel to seven service stations in Hawaii, two in Texas and two in Illinois.

Intersegment Charges.  Intersegment charges are eliminated in consolidation and primarily include the costs of rent and interest.  The Retail segment pays rent to the Real Estate segment to lease the properties that it operates.  Interest is also paid by the Retail segment to the Real Estate segment.  Interest is charged at an annual rate of 9.5% on intercompany balances as well as on a note established on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI.  Intercompany balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations.

The following tables present the Company’s reportable amounts by segment for the three months ended September 30, 2003 and 2002 (in thousands):

2003	Real Estate	Retail	Intercompany	Consolidated
Real estate rental	$15,421	$—	$(322)	$15,099
Retail operations	—	15,682	—	15,682
Interest on mortgage loans and tenant expense reimbursements	1,756	—	(326)	1,430
Lease termination fees	29	—	—	29
Total revenues	17,206	15,682	(648)	32,240
Interest expense	(4,612)	(329)	326	(4,615)
Depreciation and amortization	(5,679)	(112)	—	(5,791)
General and administrative	(1,286)	(1,498)	—	(2,784)
Retail cost of sales	—	(13,393)	—	(13,393)
Other expenses, net	(4,683)	(282)	322	(4,643)
Income from continuing operations before discontinued operations	946	68	—	1,014
Income (loss) from discontinued operations	4,311	(5)	—	4,306
Net income	$5,257	$63	$—	$5,320

2002	Real Estate	Retail	Intercompany	Consolidated
Real estate rental	$15,529	$—	$(603)	$14,926
Retail operations	—	10,216	—	10,216
Interest on mortgage loans and tenant expense reimbursements	2,043	—	(197)	1,846
Total revenues	17,572	10,216	(800)	26,988
Interest expense	(5,594)	(197)	197	(5,594)
Depreciation and amortization	(4,952)	(10)	—	(4,962)
General and administrative	(1,147)	(1,384)	—	(2,531)
Retail cost of sales	—	(8,517)	—	(8,517)
Other expenses, net	(2,314)	(524)	603	(2,235)
Income (loss) from continuing operations before discontinued operations	3,565	(416)	—	3,149
Income (loss) from discontinued operations	1,627	(19)	—	1,608
Net income (loss)	$5,192	$(435)	$—	$4,757

The following tables present the Company’s reportable amounts by segment as of and for the nine months ended September 30, 2003 and 2002 (in thousands):

2003	Real Estate	Retail	Intercompany	Consolidated
Real estate rental	$46,256	$—	$(944)	$45,312
Retail operations	—	43,490	—	43,490
Interest on mortgage loans and tenant expense reimbursements	5,931	—	(1,044)	4,887
Lease termination fees	1,660	—	—	1,660
Total revenues	53,847	43,490	(1,988)	95,349
Interest expense	(15,695)	(1,056)	1,044	(15,707)
Depreciation and amortization	(16,151)	(291)	—	(16,442)
General and administrative	(4,221)	(5,251)	—	(9,472)
Retail cost of sales	—	(37,189)	—	(37,189)
Other expenses, net	(10,833)	(734)	944	(10,623)
Income (loss) from continuing operations before discontinued operations and change in accounting principle	6,947	(1,031)	—	5,916
Income (loss) from discontinued operations	10,558	(181)	—	10,377
Change in accounting principle	(241)	(29)	—	(270)
Net income (loss)	$17,264	$(1,241)	$—	$16,023

Identifiable assets	$528,322	$13,078	$(14,169)	$527,231
Cash allocable to segments	3,349	1,299	—	4,648
Total assets	$531,671	$14,377	$(14,169)	$531,879

2002	Real Estate	Retail	Intercompany	Consolidated
Real estate rental	$46,608	$—	$(1,210)	$45,398
Retail operations	—	26,607	—	26,607
Interest on mortgage loans and tenant expense reimbursements	5,370	—	(579)	4,791
Lease termination fees	92	—	—	92
Total revenues	52,070	26,607	(1,789)	76,888
Interest expense	(16,691)	(579)	579	(16,691)
Depreciation and amortization	(15,151)	(28)	—	(15,179)
General and administrative	(4,021)	(3,616)	—	(7,637)
Retail cost of sales	—	(22,499)	—	(22,499)
Other expenses, net	(8,009)	(1,153)	1,210	(7,952)
Income (loss) from continuing operations before discontinued operations	8,198	(1,268)	—	6,930
Income (loss) from discontinued operations	3,095	(50)	—	3,045
Net income (loss)	$11,293	$(1,318)	$—	$9,975

Identifiable assets	$567,292	$7,776	$(8,070)	$566,998
Cash allocable to segments	4,658	932	—	5,590
Total assets	$571,950	$8,708	$(8,070)	$572,588

8.                                      Change in Accounting Principle

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.”  This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $0.3 million, recorded asset retirement obligations of $0.6 million and recognized a cumulative effect of change in accounting principle of $0.3 million on January 1, 2003.   The retirement obligations relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations.  The Company recognized $32,000 in accretion expense related to the properties with asset retirement obligations during the nine months ended September 30, 2003.

9.                                      Significant Tenant Negotiations

Fina

In February 2002, the leasehold lender of 51 Fina stations in the Dallas/Ft. Worth area assumed the defaulting tenant’s interest in the lease and took over operations from the bankrupt tenant. As of December 31, 2002, there was $2.6 million owed to the Company under the leases, representing pre-assumption property taxes, for which the Company had reserved $0.8 million. Effective in February 2003, the Company entered into a lease termination agreement and received a lease termination fee of $3.4 million, a portion of which was applied to outstanding receivable balances, with the remaining $1.7 million recorded as lease termination fee revenue.  The Company also, through its subsidiary FSI, purchased equipment for approximately $2.2 million, gas and convenience store inventory from the tenant at an agreed-upon cost of $2.9 million, and took over the operation of 25 of these Fina stations.  The remaining 26 properties were temporarily closed.  As of September 30, 2003, 21 stations had been re-leased, 14 stations had been sold and two leasehold properties were returned to the property owners.  Of the remaining 14 properties, nine are fee-owned and five are leaseholds.  Of the nine fee properties, FSI is operating four and five are vacant. Of the remaining leaseholds, FSI is operating three and two are vacant.  During the nine months ended September 30, 2003, impairment charges of $1.0 million were recognized from revaluing 14 Fina stations to their estimated fair value.

Lyon’s of California

At September 30, 2003, the Company had $2.9 million of mortgage loans receivable from Lyon’s of California, Inc. (“Lyons”).  The loans were secured by certain Lyons restaurant properties and partially guaranteed by ICH Corporation (“ICH”), the former owner of Lyons.  The Company also held a $0.1 million note receivable from ICH which was written off during the 2003 third quarter. Sybra, Inc. (“Sybra”), a former wholly-owned subsidiary of ICH, is the lessee of 58 of the Company’s Arby’s restaurants, making it the Company’s largest tenant.

Due to the 2001 Lyons and ICH bankruptcy filings, the Company recorded an allowance for doubtful accounts of $2.5 million and $0.3 million on balances due from Lyons and ICH, respectively, during the year ended December 31, 2001.  Interest income associated with these notes has not been recognized since September 2001.  All of these notes are valued based on the estimated fair value of the collateral, as collateral disposal is the only means through which the Company will collect proceeds.  Since the inceptions of the notes, through September 30, 2003, the Company has received $6.9 million in proceeds from the liquidation of this collateral, including $3.6 million in April 2003, which is primarily associated with the ICH guarantee.  As a result of these events, the fair value of the collateral supporting these notes has become more certain.  The allowance on the Lyons notes was reduced from $2.5 million to $0.6 million during the year ended December 31, 2002.  The Company further reduced the allowance on the Lyons and ICH notes by $0.5 million during the first nine months of 2003.

Embers

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty, and the Company executed a workout agreement whereby Embers would sell all of its real estate, including fee properties owned by the Company that were leased to the tenant, and would remit all net proceeds to the Company until 100% of all mortgage loans, accrued interest, real estate taxes, rent receivables, late fees and other costs had been recovered. Interest income associated with these loans has not been recognized since December 2002.  During 2002, the Company received approximately $1.5 million of cash from these sale transactions to partially repay its mortgage notes.  During 2003, the Company received $2.8 million in cash from the sale of four of the fee-owned properties, and recognized a gain on sale of $1.3 million.  Each quarter, the Company individually evaluates all of its mortgage loans and real estate associated with this tenant to determine if any asset has been impaired.   As a result of this evaluation, a $0.5 million impairment was recognized on the Embers-related assets during the first nine months of 2003, of which $0.3 million was recognized in the third quarter. At September 30, 2003, the Company held mortgage loans receivable of $2.6 million, net book value of real estate and equipment of $0.7 million and rent receivables and other assets of $1.8 million related to Embers.

10.                               Commitment and Contingencies

Litigation

Alon USA, L.P.

During the first quarter of 2003, the Company filed a lawsuit against Alon USA, L.P. (“Alon”), the owner of the Fina brand.  The Company terminated the tenant’s leasehold interest during February 2003 for 51 Fina service locations, and immediately closed 26 of them.  Alon counter-claimed against the Company, alleging that pursuant to a Branding Assurance Agreement entered into with the Company, these gas stations must be continuously operated selling Fina branded gasoline.  The Company’s suit maintained that the Branding Assurance Agreement only required open and operating stations to remain under the Fina brand during the Company’s ownership period, and that the Company had a right to sell the properties for other than Fina branded gasoline stations.  The Company disputed Alon’s position and did not reopen several of the stations and sold two stations for other than Fina branded gasoline stations.

Effective August 22, 2003, a Settlement Agreement and Mutual Release (the “Settlement Agreement”) was executed between the parties. The Agreement expires on December 31, 2008, after which time the Company is no longer under an obligation to maintain continuously operating stores under the Fina brand.

Summarized below are significant terms of the Settlement Agreement.

•                  For each property covered under the Settlement Agreement, a partial “release price,” as defined, is due Alon for stores which do not remain open and operating under the Fina brand since the inception of the branding assurance agreement.

•                  USRP paid approximately $0.3 million at closing which included approximately $0.2 million for the release of five stores and approximately $39,000 for days that stores were closed through the effective date of the Settlement Agreement, August 22, 2003.

•                  USRP has an obligation for future payments, or release prices as defined in the Settlement Agreement, in the event stores do not remain open and operating under the Fina brand.

•                  In the event of a sale of a store, USRP may contractually require the purchaser to assume responsibility for the branding assurance agreement and the release price.

•                  If the new owner defaults on the agreement with USRP to maintain a continuously operating store under the Fina brand, USRP would be directly responsible for the release price payment to Alon.  However, if this occurs, the Company would seek recourse against the defaulting owner.

During the third quarter, two additional releases totaling $0.1 million were made by the Company under the terms of the Settlement Agreement. The Company recovered the release price for one of the properties from its tenant.  Accordingly, the net release prices paid during the quarter, including the amounts paid at closing, totaled approximately $0.3 million.

FIN No. 45, as further discussed in “Guarantees” below, requires disclosures to be made by a guarantor about its obligations under certain guarantees and also requires liability recognition for certain types of debt whether or not payment is probable.  Guarantees under the Alon agreement are included in the guarantees table below.

Motel Enterprises, Inc.

Prior to 2001, the Company lost a case at the trial court level. After a judgment of specific performance was entered against the Company for a total of $0.6 million plus interest and attorneys’ fees, USRP posted an $0.8 million bond and appealed the damage award of the trial court, arguing that the court provided erroneous instructions as to the measure of damages and improperly excluded the Company’s expert witness.  During 2001, USRP wrote off $0.4 million for this case, believing that the underlying note had sufficient value to cover the remainder of the judgment.  USRP prevailed on appeal and the judgment was reversed and remanded for a new trial.  A verdict was again issued against the Company.  The case was then appealed to the Supreme Court of Texas.  Late in the third quarter of 2003, the State Supreme Court declined to hear the case, whereupon the Company immediately filed a petition for re-hearing.  Based on this most recent declination by the courts, and even though no ruling has been made on the most recent petition, the Company further evaluated the note and has determined that collectibility is unlikely.  Management therefore charged off the remaining amount under the judgement.

Other Legal

The Company is subject to various legal proceedings in the ordinary course of business.  The resolution of these matters cannot be predicted with any certainty, but management believes the final outcome of such matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

Guarantees

FIN No. 45 requires disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and also requires liability recognition for guarantees.  A guarantor is required to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation.

The Company’s guarantees in place as of September 30, 2003 are listed in the table below.  For the guarantees on indebtedness, no triggering events or conditions have occurred that would require payment under the guarantees, and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore would not require the Company to provide additional collateral to support the guarantees.

(in thousands)
Debtor	September 30, 2003	Maximum Guaranteed Amount
Alon (1)	$36	$2,978
Letters of Credit (2)	$—	$3,092
Total Guarantees	$36	$6,070

(1)A Settlement Agreement between Alon and the Company obligated USRP to potential future payments of property release prices, as defined, on Alon properties that do not remain open and operating under the Fina brand during the term of the Agreement, through December 2008.  Contracts for sales of any of these properties by USRP to third parties may contractually obligate the purchaser to maintain the Fina brand on the gasoline service stations, or pay the release price should a branding change be desired by the purchaser.  In the event a new owner defaults on the agreement with USRP to maintain a continuously operating store under the Fina brand, the Company would remain directly responsible for payment of the release price to Alon.

(2)The Company obtains irrevocable standby letters of credit to guarantee payment of a specific financial obligations.  As of September 30, 2003, the Company had one letter of credit funded by its line of credit, and three other letters of credit which were collateralized with cash for its wholly-owned subsidiary FSI. Two of the FSI letters of credit secure payment to a gasoline provider and expire April 2004, and one secures payment of excise taxes to the Internal Revenue Service and expires December 2003.  If the Company defaults on its financial obligations under the stipulations of the letters of credit, it would be required to pay up to the maximum guaranteed amount.

11.                               Subsequent Events

Common Stock Offering

On October 14, 2003, the Company completed a common stock offering of 4,075,000 shares of its common stock, including 1,500,000 shares offered by the Lone Star Funds.  The Company did not receive any of the proceeds from the sale of the common stock by the Lone Star Funds. The Company and the selling stockholders granted the underwriters an option to purchase an additional 611,250 shares to cover over-allotments, if any. Proceeds of $38.5 million from the offering, net of transaction expenses, were received on October 17, 2003.

Series B Restriction Waiver

In connection with the private placement of the Series B preferred stock, the Company agreed with the Series B preferred stock investors that the Company would not, without their prior written consent, prior to December 30, 2003 (90 days following the October 1, 2003 effective date of the resale registration statement), issue any additional shares of common stock or securities convertible into common stock.  The Series B preferred stock investors agreed to waive the foregoing restriction in order to permit the Company to sell the shares of common stock being offered in the common stock offering in exchange for the Company’s agreement to:

•                  Sell to the Series B preferred stock investors an additional $4.0 million of Series B preferred stock at stated value, with a fixed conversion price of $16.00 per share and issue additional warrants; and

•                  Increase the amount of Series B preferred stock that the Series B preferred stock investors have the right to purchase under the 12-month option by an additional $1.0 million for a total option of $5.0 million.

On October 17, 2003, the Company issued the $4.0 million of additional Series B preferred stock to the existing holders.

Shoney’s and Captain D’s Transactions

On October 6, 2003, the Company completed the sale of its 7.5% equity interest in Shoney’s, Inc. to Shoney’s largest shareholder.  Net proceeds were $4.5 million.  The Company anticipates recognizing a gain of approximately $2.1 million.

On October 17 and 22, 2003, the Company completed two purchase transactions totaling approximately $26.7 million in which 33 Captain D’s properties were acquired with proceeds from the common stock offering.

On October 22, 2003, the Company purchased $15.0 million of Captain D’s mortgage loans with proceeds from the common stock offering and other available funds.

New Revolving Credit Facility

On November 4, 2003, the Company executed the first part of its new $50.0 million credit facility, in a transaction that provided $30.0 million of the facility from Bank of America, N.A.  The Company anticipates that the remaining $20.0 million will be provided by participating lenders. Commitments are expected during the fourth quarter. The term of the facility is three years expiring November 2006, and subject to various conditions.  The annual interest rate on the borrowings under the facility is LIBOR plus 300 basis points. The facility provides that up to $5.0 million may be used for letters of credit.  The amount borrowed under the facility is based on the earnings before interest, taxes, depreciation and amortization generated by the properties that collateralize the facility.  Borrowings under the facility are secured by a negative pledge on the properties and a pledge of the Company’s equity interests in the subsidiaries which own the borrowing base properties.  Borrowings under the new facility will be used to repay the debt on the original facility, fund property acquisitions and for general corporate purposes.

Redemption of Highland Joint Venture Preferred Partnership Interests

On November 4, 2003, the Company redeemed the $52.8 million partnership interest in one of its operating partnerships, USRP/HCI Partnership 1, L.P., that was owned by an affiliate of Bank of America. In conjunction with the new revolving credit facility, the commitment from Bank of America also provided for a term loan facility in the amount of $35.0 million to partially fund the redemption of the partnership interest. The remaining $17.8 million required to redeem the interest was paid with cash, including cash generated from the issuance of additional shares of the Company’s series A preferred stock to an affiliate of Bank of America.

Hawaii Term Loan

The Company has received a non-binding indication of interest from, and is in the process of negotiating definitive documents with First Hawaiian Bank to provide a $12.0 million secured term loan facility.  Borrowings under this facility would bear interest at either LIBOR plus 250 basis points, or 50 basis points over the lender’s prime rate, at the Company’s option.  Principal amounts outstanding would be amortized over a 15-year period but would mature on the eighth anniversary of the date of funding.  This facility would be secured by certain of the Company’s properties in Hawaii. Borrowings under the term loan facility will be used to fund new property acquisitions, pay down other debt and for general corporate purposes.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s discussion and analysis of financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these consolidated financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities.  On a regular basis, the Company evaluates these estimates, including asset impairments and provision for doubtful accounts.  Management’s estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances.  Actual results may differ from these estimates.

Results of Operations

Real estate rental revenues are derived primarily from leasing the Company’s properties (primarily branded chain restaurants) to operators on a “triple net” basis.  Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable.  Approximately 47.1% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a threshold amount.  As a result, portions of the Company’s revenues are a function of the number of properties in operation and their level of sales.  Sales at individual properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

Comparison of the three months ended September 30, 2003 to the three months ended September 30, 2002

Revenues

Revenues from real estate properties consist of rental revenues, tenant expense reimbursements, lease termination fees and interest on mortgage loans.  Revenue from retail operations is derived primarily from service properties operated by the Company, including gasoline service stations and car washes, as well as from convenience store sales.  For the three months ended September 30, 2003, revenues increased $5.3 million, or 19.5%, to $32.2 million.  The change was primarily attributable to the following:

•                  an increase of $5.5 million, or 53.5%, to $15.7 million in retail operations which related primarily to revenue growth in fuel sales, including an increase of  $4.6 million in the Company’s Hawaii service station operations.  The nature of the Company’s retail operations causes a relatively high number of ownership changes, as well as numerous acquisitions and dispositions, making it difficult to utilize a same store measure that presents meaningful information. One measure of store performance utilized by the Company relates to the number of months that the stores are open for business in each period.  During the 2003 third quarter, there were eight additional store months in Hawaii compared to the prior year quarter.  There was also a greater number of service stations operated by the Company compared to the prior year period, including the remaining unsold Fina stores, which the Company began operating after a lease termination in February 2003;

•                  an increase of $0.2 million, or 1.2%, to $15.1 million in rental income due primarily to:

•                  an increase of $0.4 million in base rents attributable to an increase in the number of new leases entered into over the prior 12 months which related to the period ended September 30, 2003; and

•                  a decrease of $0.2 million in percentage rents, primarily attributable to lower sales at Burger King units.

These increases are partially offset by a decrease of $0.6 million, or 49.6%, in interest on mortgage loans, due primarily to a $23.1 million decline in the Company’s mortgage loans receivable portfolio, which included $12.0 million of Captain D’s mortgage loans which were tendered for the purchase of 15 Captain D’s properties in the second quarter.

Expenses

Expenses increased $8.1 million, or 46.9%, to $25.4 million for the three months ended September 30, 2003.  The increase was primarily attributable to the following:

•                  an increase of $4.9 million, or 57.3%, to $13.4 million in retail cost of sales due to increased number of store months and sales volumes during the period, particularly in Hawaii, and to the inclusion of operations of the remaining unsold Fina stores, which the Company began operating after a lease termination in February 2003;

•                  an increase of $1.5 million in impairments of long-lived assets due to the revaluation of 19 properties to their estimated fair values.  Impairment charges result when the Company determines from its regular analysis of real property assets that circumstances indicate the book value of an asset may not be fully recoverable.  As part of this regular analysis, any time a property is marketed for sale at a price less than net book value, an impairment charge is immediately recognized.  Of the Company’s third quarter impairment charges, approximately $0.8 million resulted from this analysis. The remaining $0.7 million resulted in part from a $0.3 million charge related to a workout agreement with a multi-unit tenant during 2002. Under the terms of this agreement, the Company may be able to fully recover the outstanding balances due, which would then require the Company to recognize gains or impairments on each specific property as the settlement agreement is executed. The remaining $0.4 million resulted from an analysis of short-lived ground leases on which the tenant had vacated.  Since ownership of the building and any fixtures typically reverts to the landowner at the expiration of a ground lease, it was unlikely that the Company would find a tenant for the property due to the brevity of the remaining ground lease term.  Accordingly, management recognized an impairment for the remaining asset value for the fixtures on the ground leases. No impairment expense was recorded in continuing operations for the prior year period;

•                  an increase of $0.8 million, or 16.7%, to $5.8 million in depreciation and amortization due primarily to a full quarter’s depreciation on the 51 Shoney’s and Captain D’s acquired in the prior year and the 22 Shoney’s and Captain D’s acquired through September of 2003;

•                  an increase of $0.5 million, or 96.2%, to $0.9 million in legal expenses due to higher costs, particularly costs related to a branding assurance suit and to another pending case; and

•                  a net increase of $0.4 million, or 13.0%, to $3.8 million in various accounts mostly attributable to an increase in the provision for doubtful accounts and higher ground rent and property expenses.

Gains on sales of property for the three months ended September 30, 2003 were $3.6 million resulting from the sale of 25 properties, compared to gains of $1.0 million for the prior year quarter from the sale of 10 properties. These gains are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” in accordance with the requirements of SFAS No. 144.

Non-operating income decreased $0.2 million due primarily to the 2002 liquidation of the Company’s trading securities and to gains on the sale of securities in 2002.

Interest expense decreased $1.0 million, or 17.5%, to $4.6 million due to a lower overall notes payable balance outstanding, as well as lower interest rates in 2003 compared to 2002.

Income from discontinued operations was $4.3 million for the three months ended September 30, 2003. In accordance with SFAS No. 144, discontinued operations represent the operations of properties sold, as well as any gain or loss recognized on their disposition.  The operating results relate to the sale of 62 properties during the nine months ended September 30, 2003 and 46 properties during the twelve months ended December 31, 2002 and is reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations.”

Comparison of the nine months ended September 30, 2003 to the nine months ended September 30, 2002

Revenues

Revenues from real estate properties consist of rental revenues, tenant expense reimbursements, lease termination fees and interest on mortgage loans.  Revenue from retail operations is derived primarily from service properties operated by the Company, including gasoline service stations and car washes, as well as from convenience store sales.  For the nine months ended September 30, 2003, revenues increased $18.5 million, or 24.0%, to $95.3 million compared to the corresponding prior year period. The increase is primarily attributable to the following:

•                  an increase of $16.9 million, or 63.5%, to $43.5 million in retail operations which related primarily to revenue growth in fuel sales, including an increase of $14.5 million in the Company’s Hawaii service station operations.  During the nine months ended September 30, 2003, there were 35 additional store months in Hawaii compared to the same prior year period.  Store months for non-Hawaii operations also increased. There were 326  store months based on an average of 36 stores open during the period, compared to 279 based on an average of 31 stores open during the same prior year period.  There was also a greater number of service stations operated by the Company compared to the prior year period, including the remaining unsold Fina stores, which the Company began operating after a lease termination in February 2003;

•                  an increase of $1.6 million in lease termination fee income, due almost entirely to the February 2003  termination of Fina station leases in the Dallas/Fort Worth, Texas area; and

•                  an increase of $0.2 million in tenant expense reimbursements, due to a higher average per store value for ground leases for which reimbursements were received in 2003.  The average per store reimbursement in the first nine months of 2003 was $32,300 for 79 stores compared to $29,239 for 81 stores for the corresponding prior year period.

Expenses

Expenses increased $19.6 million, or 38.8%, to $70.2 million compared to the prior year period.  The increase was primarily attributable to the following:

•                  an increase of $14.7 million, or 65.3%, to $37.2 million in cost of sales due to increased sales volumes and store months, particularly in Hawaii, and to the inclusion of operations of the remaining unsold Fina stores, which the Company began operating after a lease termination in February 2003.  The increased volumes resulted from an increase to 36 stores operated from 31 in the same prior year period and from an increase to 326 months from 279 in the same prior year period;

•                  an increase of $1.8 million in impairments of long-lived assets due to the revaluing of 33 assets to their estimated fair value. Of the Company’s impairment charges of $2.3 million in the nine months ended September 30, 2003, approximately $1.5 million related to the third quarter as discussed on the prior page.

•                  an increase of $1.8 million, or 14.8%, to $14.2 million in various accounts mostly attributable to an increase in the provision for doubtful accounts and higher ground rent, partially offset by lower property taxes; and

•                  an increase of $1.3 million, or 8.3%, to $16.4 million in depreciation and amortization due primarily to nine months’ depreciation on the 51 Shoney’s and Captain D’s acquired in the prior year and the 22 Shoney’s and Captain D’s acquired through September of 2003;

Retail operations are administered by Fuel Supply, Inc. (“FSI”), a wholly-owned subsidiary of USRP Holding Corp. (“Holding”).   Holding is a taxable REIT subsidiary of U.S. Restaurant Properties, Inc..  FSI has incurred net operating losses (“NOLs”) since inception.  The Company recognized a deferred tax benefit in 2002 of approximately $0.1 million associated with these NOLs, which management believes may be used to offset any USRP (S&C), LLC and USRP (Hawaii), LLC taxable income.

Income from discontinued operations was $10.4 million for the nine months ended September 30, 2003. These results relate to the sale of 62 properties during the nine months ended September 30, 2003 and 46 properties during the twelve months ended December 31,2002, and are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as  “Income from discontinued operations.”

Minority interests in earnings were $3.5 million for the nine months ended September 30, 2003 and 2002, respectively, and are related to the Highland Joint Venture preferred partnership interests and the OP Units outstanding at September 30, 2003.

Non-operating income was $29,000 and $0.8 million for the nine months ended September 30, 2003 and 2002, respectively.  The decrease was primarily due to the 2002 liquidation of the Company’s trading securities and to the gains on sale of securities in 2002.

Interest expense decreased $1.0 million, or 5.9%, to $15.7 million during the period due to:

•                  $1.3 million decrease in interest expense due to a lower notes payable balance outstanding, as well as lower interest rates in 2003 compared to 2002;

•                  $0.4 million decrease in derivative settlement payments; offset by

•                  $0.4 million increase for the fair value of interest rate derivatives; and

•                  $0.3 million increase in amortization of loan origination fees.

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs.  As a result of adopting SFAS No. 143, the Company recognized a $0.3 million charge in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Cumulative effect of change in accounting principle” on January 1, 2003.  This retirement obligation relates to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations.

Liquidity and Capital Resources

CASH FLOWS

(in thousands)	For the nine months ended September 30, 2003

Cash flows provided by operating activities	$32,448
Cash flows provided by investing activities	37,269
Cash flows used in financing activities	(69,461)

Increase in cash and cash equivalents	$256
Cash and cash equivalents, beginning of period	4,392

Cash and cash equivalents, end of period	$4,648

OPERATING ACTIVITIES

The Company’s principal sources of cash to meet its working capital and dividend requirements are rental revenues generated by the Company’s properties and operating revenues from the Company’s retail segment.

Cash flows provided by operating activities of $32.4 million was attributable to the real estate and retail operations.

INVESTING ACTIVITIES

Cash generated in excess of operating requirements and dividend payments is generally used to acquire additional properties or to reduce amounts outstanding under the Company’s credit agreement.

The Company’s cash flows provided by investing activities of $37.3 million was primarily attributable to:

•                  $35.1 million of net proceeds from property sales;

•                  $11.7 million of proceeds from paydowns on mortgage loans receivable; and

•                  $2.2 million of proceeds from paydowns on notes receivable.

The cash flows used in investing activities was partially offset by:

•                  $11.0 million for the acquisition of rental properties and equipment; and

•                  $0.8 million increase in restricted cash and marketable securities, of which $0.6 million related to restricted cash collateralizing two letters of credit and $0.2 million related to additional marketable securities.

FINANCING ACTIVITIES

The Company’s cash flows used in financing activities of $69.5 million was attributable to:

•                  $57.0 million in payments resulting in a decrease in notes payable, primarily related to the payoff of the Company’s $47.5 million senior unsecured notes, and a $9.5 million payment on the variable rate certificates;

•                  $34.0 million of repayments under the Company’s line of credit;

•                  $19.7 million in Common Stock dividend distributions;

•                  $5.6 million in Preferred Stock dividend distributions; and

•                  $3.6 million in distributions to minority interest stockholders.

The Company’s cash flows from financing activities was partially offset by:

•                  $35.0 million of proceeds from borrowings under the Company’s line of credit;

•                  $14.7 million, net of placement fees of approximately $1.3 million, of proceeds from the Series B convertible preferred stock offering and the Series B warrants; and

•                  $1.0 million of proceeds from the sale of stock and exercised stock options.

LIQUIDITY REQUIREMENTS

The Company expects to spend approximately $18,000 during the remainder of 2003 to renovate and remodel currently owned properties.  Management expects to meet its short-term liquidity requirements consisting of normal recurring operating expenses, debt service requirements, property improvements and distributions to stockholders primarily through cash flows provided from real estate and retail operations.  To the extent the Company’s cash flow from real estate and retail operating activities is not sufficient to finance such short-term liquidity requirements, the Company may utilize its credit facility.  As of September 30, 2003, the funds available to the Company under the credit facility were $139,000.  The Company’s long-term liquidity requirements as of September 30, 2003 consist primarily of debt maturing after September 30, 2003, totaling approximately $269.7 million, which includes maturities through August 2006. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings, other debt and equity financing alternatives, as well as cash proceeds received from the sale of properties.

During the third quarter of 2003, the Company paid in full the $47.5 million senior unsecured note balance.

Status of Financially Troubled Tenants and Legal Proceedings

Fina

In February 2002, the leasehold lender of 51 Fina stations in the Dallas/Ft. Worth area assumed the defaulting tenant’s interest in the lease and took over operations from the bankrupt tenant. As of December 31, 2002, there was $2.6 million owed to the Company under the leases, representing pre-assumption property taxes, for which the

Company had reserved $0.8 million. Effective in February 2003, the Company entered into a lease termination agreement and received a lease termination fee of $3.4 million, a portion of which was applied to outstanding receivable balances, with the remaining $1.7 million recorded as lease termination fee revenue.  The Company also, through its subsidiary FSI, purchased equipment for approximately $2.2 million, gas and convenience store inventory from the tenant at an agreed-upon cost of $2.9 million, and took over the operation of 25 of these Fina stations.  The remaining 26 properties were temporarily closed.  As of September 30, 2003, 21 stations had been re-leased, 14 stations had been sold and two leasehold properties were returned to the property owners.  Of the remaining 14 properties, nine are fee-owned and five are leaseholds.  Of the nine fee properties, FSI is operating four and five are vacant. Of the remaining leaseholds, FSI is operating three and two are vacant.  During the nine months ended September 30, 2003, impairment charges of $1.0 million were recognized from revaluing 14 Fina stations to their estimated fair value.

Lyon’s of California

At September 30, 2003, the Company had $2.9 million of mortgage loans receivable from Lyon’s of California, Inc. (“Lyons”).  The loans were secured by certain Lyons restaurant properties and partially guaranteed by ICH Corporation (“ICH”), the former owner of Lyons.  The Company also held a $0.1 million note receivable from ICH which was written off during the 2003 third quarter. Sybra, Inc. (“Sybra”), a former wholly-owned subsidiary of ICH, is the lessee of 58 of the Company’s Arby’s restaurants, making it the Company’s largest tenant.

Due to the 2001 Lyons and ICH bankruptcy filings, the Company recorded an allowance for doubtful accounts of $2.5 million and $0.3 million on balances due from Lyons and ICH, respectively, during the year ended December 31, 2001.  Interest income associated with these notes has not been recognized since September 2001.  All of these notes are valued based on the estimated fair value of the collateral, as collateral disposal is the only means through which the Company will collect proceeds.  Since the inceptions of the notes, through September 30, 2003, the Company has received $6.9 million in proceeds from the liquidation of this collateral, including $3.6 million in April 2003, which is primarily associated with the ICH guarantee.  As a result of these events, the fair value of the collateral supporting these notes has become more certain.  The allowance on the Lyons notes was reduced from $2.5 million to $0.6 million during the year ended December 31, 2002.  The Company further reduced the allowance on the Lyons and ICH notes by $0.5 million during the first nine months of 2003.

Embers

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty, and the Company executed a workout agreement whereby Embers would sell all of its real estate, including fee properties owned by the Company that were leased to the tenant, and would remit all net proceeds to the Company until 100% of all mortgage loans, accrued interest, real estate taxes, rent receivables, late fees and other costs had been recovered. Interest income associated with these loans has not been recognized since December 2002.  During 2002, the Company received approximately $1.5 million of cash from these sale transactions to partially repay its mortgage notes.  During 2003, the Company received $2.8 million in cash from the sale of four of the fee-owned properties, and recognized a gain on sale of $1.3 million.  Each quarter, the Company individually evaluates all of its mortgage loans and real estate associated with this tenant to determine if any asset has been impaired.   As a result of this evaluation, a $0.5 million impairment was recognized on the Embers-related assets during the first nine months of 2003, of which $0.3 million was recognized in the third quarter. At September 30, 2003, the Company held mortgage loans receivable of $2.6 million, net book value of real estate and equipment of $0.7 million and rent receivables and other assets of $1.8 million related to Embers.

Alon USA, L.P.

During the first quarter of 2003, the Company filed a lawsuit against Alon USA, L.P. (“Alon”), the owner of the Fina brand.  The Company terminated the tenant’s leasehold interest during February 2003 for 51 Fina service locations, and immediately closed 26 of them.  Alon counter-claimed against the Company, alleging that pursuant to a Branding Assurance Agreement entered into with the Company, these gas stations must be continuously operated selling Fina branded gasoline.  The Company’s suit maintained that the Branding Assurance Agreement only required open and operating stations to remain under the Fina brand during the Company’s ownership period, and that the Company had a right to sell the properties for other than Fina branded gasoline stations.  The Company disputed Alon’s position and did not reopen several of the stations and sold two stations for other than Fina branded gasoline stations.

Effective August 22, 2003, a Settlement Agreement and Mutual Release (the “Settlement Agreement”) was executed between the parties. The Agreement expires on December 31, 2008, after which time the Company is no longer under an obligation to maintain continuously operating stores under the Fina brand.

Summarized below are significant terms of the Settlement Agreement.

•                  For each property covered under the Settlement Agreement, a partial “release price,” as defined, is due Alon for stores which do not remain open and operating under the Fina brand since the inception of the branding assurance agreement.

•                  USRP paid approximately $0.3 million at closing which included approximately $0.2 million for the release of five stores and approximately $39,000 for days that stores were closed through the effective date of the Settlement Agreement, August 22, 2003.

•                  USRP has an obligation for future payments, or release prices as defined in the Settlement Agreement, in the event stores do not remain open and operating under the Fina brand.

•                  In the event of a sale of a store, USRP may contractually require the purchaser to assume responsibility for the branding assurance agreement and the release price.

•                  If the new owner defaults on the agreement with USRP to maintain a continuously operating store under the Fina brand, USRP would be directly responsible for the release price payment to Alon.  However, if this occurs, the Company would seek recourse against the defaulting owner.  As a result, the Company does not expect to have a significant obligation under the Settlement Agreement for the remainder of its term.

In addition, for those stores retained by the Company and those leased to tenants, the Company intends to utilize the Fina brand until the term of the branding agreement expires.

Motel Enterprises, Inc.

Prior to 2001, the Company lost a case at the trial court level. After a judgment of specific performance was entered against the Company for a total of $0.6 million plus interest and attorneys’ fees, USRP posted an $0.8 million bond and appealed the damage award of the trial court, arguing that the court provided erroneous instructions as to the measure of damages and improperly excluded the Company’s expert witness.  During 2001, USRP wrote off $0.4 million for this case, believing that the underlying note had sufficient value to cover the remainder of the judgment.  USRP prevailed on appeal and the judgment was reversed and remanded for a new trial.  A verdict was again issued against the Company.  The case was then appealed to the Supreme Court of Texas.  Late in the third quarter of 2003, the State Supreme Court declined to hear the case, whereupon the Company immediately filed a petition for re-hearing.  Based on this most recent declination by the courts, and even though no ruling has been made on the most recent petition, the Company further evaluated the note and has determined that collectibility is unlikely.  Management therefore charged off the remaining amount under the judgement.

Company Debt and Derivatives

In May 2002, the Company entered into a Credit Agreement with Bank of America (“BOA”) (the “Credit Agreement”), through its subsidiary USRP Funding 2002-A, L.P., for a secured line of credit of $35.0 million which is subject to a Derivative Exposure Reserve and a Borrowing Base, as defined.  Borrowings under this facility are used primarily to acquire certain Shoney’s and Captain D’s properties in purchase/leaseback transactions. This credit facility is secured by the capital stock of USRP Funding 2002-A, L.P and USRP (S&C), LLC, wholly-owned subsidiaries of the Company.  The Credit Agreement, as originally structured, had a term of up to two years and allowed for Base Rate Loans, Eurodollar Loans or a combination of the two.  Base Rate Loans bear interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate.  Eurodollar Loans bear interest at 3.0% plus LIBOR.  The Credit Agreement also provided that up to $10.0 million of the facility could be used for letters of credit.  There was a 3.0% fee per annum on outstanding letters of credit as well as a 3.0% Derivative Exposure Usage Fee under this facility.  As of September 30, 2003, the Company had  $2.1 million letters of credit outstanding and drawn under this facility.   During 2003, the Company executed various extensions and modifications to this Credit Agreement as it negotiated a new credit facility.  One modification extended the Company’s $30.0 million borrowing capacity through November 17, 2003. As of September 30, 2003, funds available under the Credit Agreement were approximately $139,000.  On November 4, 2003, the Company replaced its line of credit, and on November 7, 2003, funds available under the new line of credit were $3.5 million.  See Note 11, “Subsequent Events,” for additional information.

In 1998, the Company issued $47.5 million in senior notes in a private placement which were originally scheduled to mature on August 1, 2003.  On July 1, 2003, the Company prepaid $23.8 million of the notes.  In connection with this prepayment, the Company paid $0.8 million in accrued interest and incurred a make-whole interest payment of $137,000.  The Company repaid the remaining balance on July 29, 2003.

The Company is in compliance with all covenants associated with its debt and credit facilities as of September 30, 2003.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates.  The Company’s derivative financial instruments include interest rate swaps and interest rate collars, in which the Company receives variable payments based on an appropriate LIBOR index. The Company expects to make approximately $2.8 million in derivative settlement payments over the next 12 months.

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

Funds From Operations (FFO)

The Company believes the supplemental non-GAAP measure FFO is a useful indicator of operating performance and that it is most directly comparable to GAAP net income.   Management uses FFO as a supplemental measure to conduct and evaluate the business because there are certain limitations of utilizing GAAP net income by itself as the primary measure of our operating performance.  Historical cost accounting for real estate assets in accordance with GAAP requires that the value of real estate assets be depreciated.  Since real estate values instead have historically risen or fallen with market conditions, the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself.  As a result, the National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental performance measure that excludes historical cost real estate depreciation, among other items, from GAAP net income.  The Company’s FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, excluding gains (or losses) from sales of property, cumulative effects of changes in accounting principles, and income/loss allocable to minority interest holders.  The Company believes that the use of FFO, combined with the required primary GAAP presentations, has improved management’s and the investing public’s understanding of REIT operating results.  Further, the use of FFO has made comparisons of those results more meaningful and has enabled the evaluation of the Company’s operating performance compared to other REITs that use the NAREIT definition in order to make more informed business decisions based on industry trends or conditions. Therefore, the Company considers FFO a useful measure for reviewing its comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in the comparison of the operating performance of real estate between periods or as compared to other REITs.  Other REITS may use a difference definition of FFO.

The following table sets forth, for the three and nine months ended September 30, 2003 and 2002, the reconciliation of funds from operations to net income.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2003	2002	2003	2002

Funds from operations allocable to common stockholders - diluted	$5,413	$7,345	$17,202	$18,925
Loss (income) allocable to minority interest	(36)	6	(36)	(6)
Gain on sales of property	3,571	979	10,275	2,253
Depreciation and amortization	(5,813)	(5,349)	(16,884)	(16,524)
Cumulative effect of change in accounting principle	—	—	(270)	—

Net income allocable to common stockholders	3,135	2,981	10,287	4,648
Preferred stock dividends	2,185	1,776	5,736	5,327

Net income	$5,320	$4,757	$16,023	$9,975

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

Risks Associated with Forward-Looking Statements included in this Form 10-Q

Certain statements contained in this Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements within the meaning of the federal securities laws.  Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company’s actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements.  The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements.  Reference is hereby made to the disclosures contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the disclosures under the headings “Risk Associated with Forward-Looking Statements included in this Form 10-K” and “Factors Affecting the Company’s Business and Prospects” in Item 1, “Business,” of the Company’s

Annual Report on Form 10-K, as amended, for the year ended December 31, 2002 and the Form 8-K, as amended, filed August 18, 2003 with the Securities and Exchange Commission.

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

Market Risk on Investments

The fair value of the Company’s investments would be negatively affected by a decrease in interest rates as the majority of the investments are interest-bearing, and therefore subject to the market risk of loss from a decline in interest rates which could impact future earnings and cash flows.  However, the Company’s investment portfolio of $2.9 million is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations.  The Company also has investments in fixed rate notes and mortgage loans receivable.  Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

Market Risk on Variable Rate Debt

The Company’s interest rate risk is sensitive to interest rate changes on its variable rate debt.  The Company had total outstanding debt of $297.1 million at September 30, 2003, of which approximately $184.7 million was variable rate debt.  Of this amount, $66.4 million, or 36.0% was unhedged. All other things being equal, the interest expense on the Company’s unhedged variable rate debt will decrease as interest rates decline and will increase as rates rise.  This exposure to interest rate risk is generally managed using derivative financial instruments such as interest rate swaps in conjunction with a portion of the Company’s variable rate debt to mitigate the interest rate risk on an associated financial instrument or to lock in an interest rate on its variable rate debt under its Credit Agreement with Bank of America and its Triple Net Lease Mortgage Certificates.  As it relates to unhedged variable rate debt, if market interest rates average 1.0% more than in 2002, the impact related to additional annual interest expense would decrease net income and cash flows by $0.5 million for 2003.  This amount was determined by calculating the effect of a hypothetical interest rate on our unhedged variable rate debt.  This sensitivity analysis assumes that there are no changes in the Company’s financial structure.  Management believes the fair value of its variable rate debt equals its carrying value as of September 30, 2003.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate debt is also subject to market risk.  Fixed rate debt outstanding at September 30, 2003 was $112.4 million with a weighted average interest rate of 7.2%. All other things being equal, the fair market value of the Company’s fixed interest rate debt will increase as rates decline and will decrease as rates rise.  $47.5 million of the Company’s total fixed rate debt was paid in full before its August 1, 2003 due date, thus reducing the fixed rate market risk on that portion of the Company’s debt portfolio.  None of the liquidated debt was replaced with additional fixed rate debt; however, a portion of the payoff was made with borrowings under the Company’s variable rate line of credit. All of the fixed rate debt is unhedged.  As it relates to the unhedged fixed rate debt, if annual market interest rates average 1.0% more than in 2002, the impact related to the fair market value of the unhedged fixed rate debt $1.1 million for 2003.  This amount was determined by calculating the effect of hypothetical interest rate changes on our remaining unhedged fixed rate debt.  This sensitivity analysis assumes that there are no changes in the Company’s financial structure.  Management believes the fair value of its fixed rate debt equals its carrying value as of September 30, 2003.

Item 4.           Controls and Procedures

The Chief Executive Officer and Chief Financial Officer of the Company (its principal executive officer and principal financial officer) have concluded, based on their evaluation as of September 30, 2003 that, except as described below, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  In its March 2003 Letter to the Audit Committee, the Company’s auditors noted that the Company does not have an adequate process in place to provide for a timely and accurate closing of its accounts, which prevents critical analysis of accounts prior to financial statement preparation.  To address this comment, the Company reviewed its closing process and began making adjustments that would facilitate a more timely close of the accounts for the quarter presented herein. In addition, the Company will continue to refine its closing and analysis procedures as they relate to future quarterly and annual reporting periods.

Except as outlined above, there were no significant changes in the Company’s internal control or in other factors that could significantly affect these controls subsequent to the date of such evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

PART II.                                                OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K

a)                                      Exhibits

Exhibit 10.1 – Fifth Amendment to Credit Agreement

Exhibit 10.2 – Sixth Amendment to Credit Agreement

Exhibit 10.3 – $50.0 million Credit Agreement dated November 4, 2003

Exhibit 10.4 – $35.0 million Term Loan Credit Agreement dated as of November 4, 2003

Exhibit 10.5 – Securities Purchase Agreement

Exhibit 10.6 – Intercreditor Agreement dated as of November 4, 2003

Exhibit 10.7 – U.S. Restaurant Properties Operating, L.P. Pledge Agreement

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

2002

Exhibit 32.1 – Section 906 Certification by Robert J. Stetson Pursuant to Sarbanes-Oxley Act of

2002

Exhibit 32.2 – Section 906 Certification by Stacy M. Riffe Pursuant to Sarbanes-Oxley Act of

2002

b)                                     Reports on Form 8-K

A report on Form 8-K was filed with the Securities and Exchange Commission on August 18, 2003, as amended September 19, 2003, updating the financial statements included in the Company’s Annual Report on Form 10-K, as amended, for discontinued operations that have resulted from dispositions of real estate assets during the six months ended June 30, 2003.

A report on Form 8-K dated October 13, 2003 was filed with the Securities and Exchange Commission on October 27, 2003 reporting on the issuance of a press release on October 14, 2003 disclosing the pricing of the common stock offering and the filing of the underwriting agreement.

A report on Form 8-K dated November 6, 2003 was filed with the Securities and Exchange Commission on November 7, 2003 which furnished a press release on November 6, 2003 announcing third quarter earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: November 14, 2003	By:	/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

10.1	Fifth Amendment to Credit Agreement
10.2	Sixth Amendment to Credit Agreement
10.3	$50.0 million Credit Agreement dated November 4, 2003
10.4	$35.0 million Term Loan Credit Agreement dated as of November 4, 2003
10.5	Securities Purchase Agreement
10.6	Intercreditor Agreement dated as of November 4, 2003
10.7	U.S. Restaurant Properties Operating, L.P. Pledge Agreement
31.1	Section 302 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002
31.2	Section 302 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002
32.1	Section 906 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002
32.2	Section 906 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002