Form 10-K
period 2003-12-31
U S RESTAURANT PROPERTIES INC
filed 2004-03-15
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes   ☒   No  ☐

As of June 30, 2003, the aggregate market value of the 16,161,000 common shares held by non-affiliates of the registrant was approximately $253.7 million.

As of March 5, 2004, U.S. Restaurant Properties, Inc. had 22,535,000 shares of common stock $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

U.S. Restaurant Properties, Inc.

Risks Associated with Forward-Looking Statements included in this Form 10-K

Management has made statements in this annual report on Form 10-K that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in that they do not discuss historical facts but instead note future expectations, projections, intentions or other items relating to the future. These statements can be identified by the use of forward-looking terminology such as the words “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. Forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other facts that may cause the Company’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ materially include:

•	If there is a prolonged economic downturn, any corresponding decrease in disposable income could result in consumers being less willing to eat out. This could adversely affect the Company’s financial condition and results of operations. The Company’s financial condition and results of operations could also be adversely affected if tenants are unable to make lease payments or fail to renew their leases.

•	Management’s inability to make acquisitions due to limited access to financing and a shortage of quality acquisition targets could result in decreased market penetration, adverse effects on results of operations and other adverse results.

•	Changes in the popularity and performance of significant restaurant brands, or the failure of large chains of restaurants, could adversely affect the Company’s results of operations.

•	The Company competes with a number of other real estate companies, some of which have greater financial resources than the Company. Among other things, the Company competes with these companies for property acquisitions.

•	Changes in real estate and zoning laws, government regulations, tax rates, environmental uncertainties, natural disasters and similar matters could adversely affect the Company’s financial condition and results of operations.

•	The Company’s cost of capital depends on many factors, some of which are beyond management’s control, including interest rates, business prospects and general economic conditions.

•	Although management believes that the Company has been operating in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, there can be no assurance that the Company will continue to qualify as a REIT. The Company’s failure to remain qualified as a REIT could have a material adverse effect on its performance.

PART I

Item 1.	Business.

General

U.S. Restaurant Properties, Inc. (“USRP” or the “Company”), through its subsidiaries, including Fuel Supply, Inc. (“FSI”), is a fully integrated, self-administered real estate investment trust (“REIT”). The Company acquires, owns and leases restaurant, service station and other service retail properties. Additionally, the Company, from time to time, makes opportunistic investments in mortgage notes, secured by restaurant or service station and convenience store properties, which provide attractive risk-adjusted rates of return. Also, beginning in 2001, the Company began operating various retail businesses on its properties in order to transition the operations from one tenant to another. At December 31, 2003, the Company’s portfolio consisted of 795 properties (the “Properties”) located in 48 states and leased to over 270 tenants. In addition, the Company owned eight billboard properties, one office building and one-half interest in a fuel terminal facility, which the Company began utilizing in 2002 to store fuel sold at its Hawaii service stations. Substantially all of the Properties are leased by the Company on a triple net basis primarily to operators of quick-service and full-service dining chain restaurants affiliated with national and regional brands such as Applebees, Arby’s, Burger King, Captain D’s, Chili’s, Dairy Queen, Grandy’s, Hardee’s, Pizza Hut, Popeye’s, Shoney’s, Schlotzsky’s and Taco Cabana and gasoline service station operators affiliated with major brands such as Fina, Phillips 66 and Shell. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance.

The Company is a Maryland corporation that has elected to be taxed as a REIT for federal income tax purposes for each calendar year commencing with its taxable year ended December 31, 1997. Certain of the Company’s wholly-owned subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRS”) which are subject to taxation at regular C Corporation rates. Both the Common Stock, par value $0.001 per share (“Common Stock”), and the $1.93 Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), of the Company are traded on the New York Stock Exchange under the symbols “USV” and “USV_pa”, respectively. The principal executive offices of the Company are located at 12240 Inwood Road, Suite 300, Dallas, Texas 75244. The telephone number is (972) 387-1487. The Company’s website address is www.usrp.com.

History and Structure of the Company

The Company’s predecessors, U.S. Restaurant Properties Master L.P. (“USRP Master L.P.”), and U.S. Restaurant Properties Operating L.P. (the “Operating Partnership” or “OP”) were formed in 1985 by Burger King Corporation (“BKC”) and QSV Properties, Inc. (“QSV”), both of which were at the time wholly-owned subsidiaries of The Pillsbury Company.

From April 1995, when QSV began implementing a new growth strategy, through December 2003, the Company increased the number of Properties owned or managed from 123 to 795, net of dispositions. On October 15, 1997, the Company effected the conversion of USRP Master L.P. into a self-administered REIT. On October 16, 1997, the Company’s Common Stock commenced trading on the NYSE under the symbol “USV”. In connection with the conversion, QSV withdrew as general partner of USRP Master L.P. and the Operating Partnership, effective October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner of the Operating Partnership.

Effective December 29, 2000, the Company and QSV entered into a merger agreement pursuant to which QSV merged into the Company and the stockholders of QSV were issued 2,554,998 shares of Common Stock. The principal assets of QSV at the time of the merger were 1,148,418 units of beneficial interest in the Operating Partnership (“OP Units” or “Operating Partnership Units”) and 1,406,582 shares of Common Stock of the Company.

Two stockholders of the Company (LSF3 Investments I, LLC, a Delaware limited liability company, and LSF3 Investments II, LLC, a Delaware limited liability company (collectively, the “Lone Star Investors” or the

“Lone Star Funds”)) owned approximately 19% of the outstanding Common Stock at December 31, 2002. During October 2003, the Lone Star Investors sold 1,500,000 shares of the Common Stock of the Company, reducing their ownership interest to approximately 9.9% at December 31, 2003.

Company Strategies

The Company has refocused on its core business of acquiring and owning restaurant properties that are leased to multi-unit operators on a triple-net basis. The Company’s objective is to become the premier restaurant property REIT. Management has implemented and continues to refine the Company’s operating strategies consistent with this objective. Specifically, the Company plans to grow through its acquisition strategy, targeting both small groups of properties and consolidated property portfolios such as the “merchant banking” approach discussed under “Acquisition Strategy” below, and to strengthen the quality of its current portfolio using a proactive approach to asset management.

In connection with the strategic refocus on the Company’s core business, management undertook to increase and stabilize returns to stockholders by:

•	Further Diversifying the Company’s Restaurant Portfolio. Management has increased the Company’s ownership of properties affiliated with brands such as Shoney’s and Captain D’s, which has further diversified brands and tenants. Management’s goal is to continue to acquire restaurants associated with growing brand names. At December 31, 2003, the Company’s 618 restaurant properties were associated with 76 brands, and only two brands, Burger King (16.9%) and Captain D’s (10.8%), accounted for more than 10% of the Company’s gross annualized base rent (i.e. the contractual annual rent of Properties owned at December 31, 2003).

•	Strengthening the Tenant Profiles of the Company’s Convenience Store and Gas Stations (“C&Gs”). As a result of strategic acquisitions, selective dispositions and aggressive re-tenanting undertaken since the Company’s new management team assumed responsibility in the middle of 2001, the C&Gs are now leased to a larger number of tenants with a reduced concentration of ownership. These new tenants generally have capital structures that are comparable to or stronger than previous tenants.

•	Addressing Underperforming Tenants. During the past several years, a few of the Company’s large lessees have filed petitions for bankruptcy or were underperforming. Management quickly developed strategies for addressing these problems, including sales of properties, re-tenanting properties and creating FSI to manage operations on an interim basis. As a result of implementing these strategies, management has resolved a number of these issues. Management is continuing to address the remaining tenant issues and has provided accounting reserves, where appropriate.

•	Improving Capital Structure. During the year ended December 31, 2003, management reduced the Company’s total indebtedness by $27.5 million. At December 31, 2003, total indebtedness was $325.9 million, which represented approximately 39.6% of the Company’s total capitalization (the number of shares of common stock outstanding multiplied by the market price per share, plus debt, the number of shares of Series A convertible preferred stock multiplied by the market price per share, Series B convertible preferred stock at liquidation value and minority interest). At December 31, 2003, indebtedness, plus Series A convertible preferred stock at market value, Series B preferred stock at liquidation value and minority interest were $439.6 million, representing 53.4% of the Company’s total capitalization. In July 2003, the Company paid off $47.5 million of notes payable to reduce the Company’s leverage, and in December 2003, executed the syndication portion of its new credit facility, increasing the Company’s borrowing capacity under the facility to $60.0 million, subject to a borrowing base calculation. The new $60.0 million revolving credit facility replaced the previous revolving credit facility, which was originally scheduled to mature on May 31, 2004. Management believes that funds borrowed have been on favorable terms. In addition, liquidity available for acquisitions has been increased with no significant debt maturities until May 2005.

Growth Strategies

Management seeks to maximize sustainable growth in cash flow through effective leasing, management, operation, strategic acquisition and selective disposition of restaurant properties. Management also believes the Company can achieve the goal of increasing cash flow by:

•	acquiring high quality restaurant properties with attractive yields;

•	re-leasing space at increased rental rates, when market conditions warrant, as leases expire; and

•	actively managing the portfolio, including periodically re-evaluating all assets for strategic disposition or repositioning.

Acquisition Strategy

The Company’s acquisition strategy is multi-faceted. In addition to acquiring single properties or small portfolios, management also seeks “merchant banking” purchases. These merchant banking purchases are characterized by large consolidated property portfolios or entire businesses with high concentrations of real estate. The acquired assets are then separated into parts with the real estate being retained and leased to independent third party operators who operate restaurants primarily under national and regional brands. Management intends to maintain the Company’s brand diversity, with the objective of no single restaurant brand exceeding approximately 10% of the Company’s gross annualized base rent (Burger King constituted 16.9% and Captain D’s constituted 10.8% at December 31, 2003). Management also believes that the Company’s proven ability to assist tenants in the financing of the franchise operations, which involves the transition from franchisor ownership of the restaurant operations to tenant ownership, makes the Company an attractive business partner. In addition to restaurant properties, management also considers, from time to time, the acquisition of additional C&G properties and co-branded properties that include a C&G and a restaurant associated with a national or regional brand.

Management believes that the Company has been able to maximize returns on acquisitions as a result of its expertise in evaluating and capitalizing on the real estate needs of chain restaurant tenants, its ability to identify and acquire financially attractive restaurant properties operated under major national and regional restaurant brands and its expertise in identifying and evaluating restaurant operators. Management also seeks to use the extensive personal and business relationships that the management team has developed over time within the real estate and chain restaurant industries to identify prospective acquisition opportunities and to complete favorable acquisitions prior to the active marketing of the subject properties.

Critical evaluation of prospective property acquisitions is an essential component of the Company’s acquisition strategy. When evaluating acquisition opportunities, management assesses a full range of matters relating to the properties, including the following:

•	Major Restaurant Brands with Strong Historical Sales Performance. Management intends to continue to acquire properties operated by competent, financially-stable multi-unit restaurant operators, whose properties are affiliated with major national and regional brands such as: Applebee’s, Arby’s, Captain D’s, Chili’s, Dairy Queen, Hardee’s, Pizza Hut, Popeye’s, Schlotzsky’s, Shoney’s and Taco Cabana and gasoline service station operators affiliated with major brands such as Fina, Phillips 66 and Shell. Management believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company’s strategy will continue to focus primarily on the acquisition of existing chain restaurant properties that have a history of profitable operations. Management believes that, generally, acquiring existing restaurant properties rather than acquiring newly-constructed restaurants provides a higher risk-adjusted rate of return to the Company.

•

Properties Subject to Long-Term Leases. Management has historically acquired, and intends to continue to acquire, properties subject to long-term leases. The average remaining lease term for the Company’s properties is 11.9 years, excluding renewal options. Management believes that having long-term leases in place minimizes the risks associated with trying to lease the property, including the uncertainty as to lease rate and tenant continuity.

•	Real Estate Quality and Building Infrastructure. Management considers the condition of the buildings located on the property the Company is planning to acquire, the location of the property, the size of the buildings located thereon and their ability to be easily converted to another use. Management focuses on properties which have buildings that can be readily adapted for an alternate brand or purpose.

•	Quality of the Tenant. Management considers each tenant’s credit quality and ability to make rental payments in a timely fashion. Management also considers the tenant’s reputation as a successful operator.

Investments in Shoney’s, Inc—On April 10, 2002, through a series of transactions, SCD Holdings, Inc., a joint venture between the Company and affiliates of the Lone Star Funds, acquired Shoney’s, Inc. An affiliate of the Lone Star Funds became a 92.5% owner of SCD Holdings and the Company’s operating partnership became a 7.5% owner of SCD Holdings. The Company had no obligation to fund any capital requirements of Shoney’s; however, in December 2002, the Company contributed an additional $0.9 million in capital in order to preserve the Company’s 7.5% stake. On October 6, 2003, management sold the Company’s equity interest in SCD Holdings to the other shareholder. Net proceeds to the Company were $4.5 million, resulting in a gain of $2.1 million. The special committee of the Company’s board of directors, described below, approved this transaction. Management expects to continue to have opportunities to acquire restaurant properties from Shoney’s.

Management established a special committee of the Company’s board of directors, consisting of Messrs. G. Steven Dawson, John C. Deterding and James H. Kropp, to approve any acquisitions of Shoney’s and Captain D’s properties because of the conflict of interest the Company has by virtue of the fact that an affiliate of the Lone Star Funds owns 100% of the parent company of Shoney’s. The Lone Star Investors currently own 9.9% of the Company’s common stock. Mr. Robert J. Stetson, the Company’s chief executive officer, is a member of the board of directors of Shoney’s. Mr. David M. West, the Company’s chairman, and Mr. Len W. Allen, Jr., another of the Company’s directors, are members of the board of directors of Shoney’s, Inc. and the board of managers of Captain D’s, LLC. The special committee, which has approved the acquisition of the properties already acquired from Shoney’s, evaluates the procedure used by management to identify and value the properties to be acquired and ultimately approves the aggregate purchase price to be paid by the Company. No member of the special committee has any affiliation with the Lone Star Funds.

Recent Acquisitions. In August 2002, the Company commenced its acquisition of Shoney’s and Captain D’s properties. From August 2002 through December 2003, USRP acquired 25 Shoney’s properties (one of which was subsequently sold) located in nine states and 85 Captain D’s properties (two of which were subsequently sold) located in 10 states for an aggregate purchase price of approximately $86.0 million. At the closing of the acquisition of these properties, the Company entered into 20-year triple-net leases with the tenants of these properties. The Shoney’s properties are leased back to Shoney’s, Inc., and of the remaining 83 Captain D’s properties, 82 are leased back to Captain D’s, LLC and one is leased to a third party operator. A portion of the purchase price for the Captain D’s properties was paid through the exchange of Captian D’s mortgage notes previously acquired by the Company. The balance of the purchase price was paid in cash from internally generated cash flow and borrowings under the Company’s credit facility.

Disposition Strategies. For the year ended December 31, 2003, the Company disposed of 89 properties for cash proceeds of $41.7 million, net of closing costs, and recognized a net gain on property sales of $11.1 million. On selective dispositions, the Company uses Internal Revenue Service Code Section 1031 Tax Free Exchanges to defer significant tax gains. As part of the Company’s strategic re-focus on its core business, management intends to continue to make strategic dispositions of certain restaurant and C&G properties. These dispositions include vacant and underperforming properties, as well as sales to buyers acquiring properties through tax-advantaged exchanges under Section 1031 of the Internal Revenue Code, which often result in more favorable sale prices to the Company.

Operating Strategy

Two significant risks in the chain restaurant property business are: (1) lease default losses and (2) non-renewal of leases with accompanying declines in rent upon re-leasing. The following operating strategies are designed to enhance the predictability and sustainability of the Company’s cash flow and minimize these risks:

•	Rent Payment Protection. The Company protects against loss of rent payment by employing underwriting standards such as rent-to-sales coverage ratio analysis and by including terms and conditions in the Company’s leases which discourage non-payment. These terms and conditions include master leases covering multi-unit operations, cross default provisions on other properties, non-access to restaurant equipment under certain circumstances and letter of credit and/or personal guaranty requirements.

•	Lease Renewal. Management aggressively pursues lease renewals to take advantage of the need by tenants for stability and continuity. Management believes that the location of a restaurant is a critical factor in a restaurant’s success. Tenants, in most cases, would experience a loss in the profitability of a restaurant and incur difficulty and cost in moving the restaurant in the event of non-renewal of the lease. As a result, management believes renewal of the lease, on terms equal to or better than the existing terms, is more likely to occur than having the tenant vacate the space.

•	Diversification. Management believes the Company’s cash flow is further protected through the diversification of properties by location, brand affiliation and the large number of operators leasing the Company’s properties. The Company’s properties are diversified geographically in 48 states, with no state except Texas (24.8%) accounting for greater than 10% of gross annualized base rent. Management believes the geographic diversity provides protection from downturns in local and regional economies. Since the Company’s inception in its current form in May 1994, the number of brand affiliations has significantly expanded. At December 31, 2003, only two brand affiliations accounted for more than 10% of the Company’s gross annualized base rent, Burger King (16.9%) and Captain D’s (10.8%). Additionally, at December 31, 2003, only one tenant, Captain D’s (10.5%), accounted for greater than 10% of the Company’s gross annualized base rent, and the ten largest tenants combined accounted for 41.6% of the Company’s gross annualized base rent. As a result, the Company is not materially dependent on any one operator or any small group of operators.

•	Retail Operations. The Company’s ability to transition underperforming properties has been enhanced through the establishment of a taxable REIT subsidiary, FSI. This subsidiary focuses on operating properties for which the Company has taken over operations from lessees on an interim basis, in order to provide an orderly transition from one tenant to another.

•	Asset Management. Management actively monitors the performance of each property within the portfolio to avoid potential problems with properties or their tenants. As a result of these activities, management may work with tenants to help assure their continued payment of rent, or the Company may assume operations or take back and re-lease or sell the property.

Leases with Restaurant and Service Station Operators

Typically, the Company acquires a property that has been operated as a quick-service or full-service dining restaurant and that is subject to a lease with a remaining term of five to 20 years and a co-terminus franchise agreement with respect to tenants who are franchisees. Substantially all of the Company’s existing leases are triple net. The triple net lease structure is designed to provide the Company with a predictable stream of income without the obligation to reinvest in the Property. In addition to base rent, approximately 45% of the Company’s leases provide for additional rental payments equal to a percentage of the Property’s sales in excess of a threshold amount (“percent rent”). For the year ended December 31, 2003, percent rent represented approximately 4.3% of total rental revenues, down from 5.7% in 2002. The Company’s policy is to maximize base rent revenue, which by its nature, would tend to increase the breakpoint levels at which percent rent would begin to be realized. Therefore, the policy to maximize base rents minimizes the Company’s reliance on percent rent.

The Company generally acquires properties from third-party lessors or from operators in sale-leaseback transactions in which the operator sells the property to USRP and then enters into a long-term lease, typically 20 years, with the Company for the property. A sale-leaseback transaction is attractive to the operator because it allows the operator to monetize the value of the real estate while retaining occupancy for the long-term. A sale-leaseback transaction may also provide specific accounting, earnings and market value benefits to the selling operator. These transactions benefit the Company by allowing it to acquire a valuable property at favorable terms and prices with the added benefit of the property being operated and maintained by a known tenant with expertise and a proven track record of success.

At December 31, 2003, the average length of the Company’s leases was 11.9 years. The following table sets forth information regarding lease expirations, excluding lease extension options, for the Properties (dollars in thousands).

Year	Number of Leases Expiring		Percentage of Total Leases	Percentage of Gross Annualized Base Rent(1)
2004	44		6.20%	4.21%
2005	26		3.67%	2.75%
2006	24		3.38%	2.65%
2007	27		3.81%	3.86%
2008	22		3.10%	2.04%
2009	16		2.26%	2.40%
2010	18		2.54%	2.25%
2011	10		1.41%	1.96%
2012	14		1.97%	2.07%
2013	30		4.23%	3.64%
2014	18		2.54%	3.21%
2015	5		0.71%	1.76%
2016	75		10.58%	14.29%
2017	93		13.12%	13.62%
2018	48		6.77%	8.46%
2019	48		6.77%	5.76%
2020	58		8.18%	5.98%
2021	9		1.27%	2.18%
2022	8		1.13%	0.88%
2023	111		15.66%	15.38%
2024	4		0.56%	0.56%
2025	1		0.14%	0.09%

	709	(2)	100.00%	100.00%

(1)	Gross annualized base rent is based on the contractual annual rent of Properties owned at December 31, 2003.
(2)	This number does not include 69 Properties that were vacant, 16 other Properties which the Company operates through FSI and a parcel of undeveloped land.

Summary of Leased Properties

At December 31, 2003, approximately 64.2% of the Properties were leased pursuant to leases with remaining lease terms (excluding renewal options) expiring after 2015. This percentage represented a slight improvement from the 61.1% expiring after 2015 at December 31, 2002. This improvement was achieved primarily as a result of the Company’s acquisition of new properties in 2003 with 20-year lease terms and despite the Company’s agreement to an early lease termination in February 2003 with the tenant of 51 Fina gas stations for a fee of $3.4 million. At December 31, 2003, 17 of these Fina properties had been re-leased, 21 had been sold and two leasehold properties were returned to the property owners. Of the remaining 11 properties, six are fee-owned and five are leaseholds. Of the six fee properties, FSI is operating one and five are vacant. Of the remaining leaseholds, FSI is operating two and three are vacant. (See “Management’s Discussion and Analysis of Operations—Liquidity and Capital Resources” in Item 7 for more information).

Operating Segments

Effective in 2001, with the formation FSI and the commencement of retail operations, the Company began operating in two segments, real estate and retail. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated by the chief operating decision-makers, principally the executive officers of the Company, in deciding how to allocate resources and assess performance.

Real Estate. Real estate activities are comprised of property management, acquisition and leasing operations and related business objectives. The Company derives its real estate revenues primarily from rental income received on its 779 restaurant and service station Properties located throughout 48 states.

Retail. Retail activities consist of the operation of gas stations, convenience stores and restaurants, as well as fuel sales. The Company anticipates maintaining FSI’s retail operating capability to facilitate the transition of operations of any of its Properties from one tenant to another. In January 2002, FSI commenced utilizing a fuel terminal in Hawaii to store fuel sold at its Hawaii service stations. At December 31, 2003, FSI generated revenue from its operations at 14 gas and convenience stores and two restaurants, fuel sold through 12 other operators and fuel sold on a wholesale basis to another two operators. During the year the number of operating properties varies due to the Company’s transition strategy.

Ownership of Real Estate Interests

Of the 795 Properties included in its portfolio at December 31, 2003, the Company (1) owned the land and building in fee simple or owned the land with the tenant owning the building on a total of 708 Properties (the “Fee Properties”) and (2) leased the land, the building or both from a third-party lessor on a total of 87 Properties (the “Leasehold Properties”). Of the 87 Leasehold Properties, 18 are Properties on which the Company leases from a third party the underlying land, the building and/or the other improvements thereon (the “Primary Leases”) and then subleases the property to the operator. Under the terms of the remaining 69 Leasehold Properties (the “Ground Leases”), the Company leases the underlying land from a third party and owns the building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The Primary Leases and Ground Leases expire at various terms from one to 21 years.

The terms and conditions of each Primary Lease and Ground Lease vary substantially. However, such leases have certain provisions in common, such as: (1) initial terms of 20 years or less, (2) rentals payable at stated amounts that may escalate over the terms of the Primary Leases and Ground Leases (and/or during renewal terms), but which are not normally based on a percentage of sales of the operations thereon and (3) the Company is required to pay all taxes and operating, maintenance and insurance expenses for the Leasehold Properties. In addition, under substantially all of the Primary Leases and Ground Leases, the Company may renew the lease one or more times at its option (although the provisions governing such renewals vary significantly with some renewal options at a fixed rental amount and others at fair rental value at the time of renewal). Several Ground Leases also give the owner the right to require the Company, upon the termination or expiration thereof, to remove all improvements situated on the Property. The Company has an asset retirement obligation for these leases.

As lessee under each Primary Lease and Ground Lease, the Company has the right to freely assign or sublet all of its rights and interests thereunder. In any event, no such transfer would release the Company from any of its obligations under any Primary Lease or Ground Lease, including the obligation to pay rent.

Employees and Management

On March 5, 2004, the Company had approximately 240 employees, including 198 employees associated with the Company’s retail operations and 42 associated with real estate activities. The Company believes that relations with its employees are good.

Competition

The Company competes with numerous other publicly-owned entities, some of which invest a portion of their assets and efforts in leasing, acquiring, owning and managing chain restaurant properties and a number of which have financial and personnel resources greater than the Company’s. The Company also competes with numerous private firms and individuals for the acquisition of restaurant, C&G and other service retail properties. In addition, there are other publicly-owned entities that are dedicated to acquiring, owning and managing triple-net lease properties. Management believes, based on its industry knowledge and experience, that this diverse market provides the Company with opportunities to make strategic acquisitions.

Tenants’ Competition

The restaurants and C&Gs operated on the Company’s Properties are subject to significant competition. For example, principal competitors include other national and regional quick-service and full-service restaurant chains, local restaurants, national and regional restaurant chains that do not specialize in quick-service, but appeal to many of the same customers as do quick-service restaurants, national and regional service station chains, and other competitors such as convenience stores and supermarkets that sell ready-to-eat food and gasoline. The Company’s success depends, in part, on the ability of the restaurants and C&Gs operated on its Properties to compete successfully with such other businesses. Management does not anticipate, except for the Properties operated by FSI, that the Company will seek to compete directly with these businesses. Instead, the Company will be dependent upon the experience and ability of the lessees operating the businesses located on its Properties. With respect to the Company’s franchisee-operated Properties, management will also depend on the franchisor systems to compete with these other restaurants, C&Gs and similar operations.

Regulations

The Company, through its ownership interests in and management of real estate, is subject to various environmental, health, land-use and other regulations by federal, state and local governments that affect the development and regulation of restaurant and service station properties. The Company’s leases impose the primary obligation for regulatory compliance on the operators of the Properties.

Environmental Regulation. The Company’s operating results may be affected by the obligation to pay for the cost of complying with existing environmental laws, ordinances and regulations as well as the cost of complying with future legislation. Current laws often impose liability whether or not the owner or operator knew of, or was responsible for, the presence of hazardous or toxic substances on its properties. Environmental laws also may impose restrictions on the manner in which a property may be used or transferred or in which businesses may be operated and may impose remedial or compliance costs.

In connection with the acquisition of a property, Phase I environmental assessments have been conducted by qualified, independent environmental engineers. A Phase I environmental assessment involves researching historical usages of a property, databases containing registered underground storage tanks and other matters, including an onsite inspection, to determine whether an environmental issue exists with respect to the property which needs to be addressed. If the results of a Phase I environmental assessment reveal potential issues, a Phase II environmental assessment, which may include testing, groundwater monitoring or borings to locate underground storage tanks, may, depending upon the circumstances, be ordered for further evaluation.

Several Phase I and Phase II environmental assessments of the Company’s Properties have revealed potential environmental concerns. Specifically, the soils and groundwater beneath these Properties may have been impacted by the presence of leaking underground storage tanks on, and the migration of contaminants from, the Company’s Properties and third-party locations adjacent to the Company’s Properties. Where Phase I and Phase II environmental assessments have indicated a need for remedial action, the Company has taken all appropriate steps to remediate or mitigate environmental issues. Management is not aware of any environmental liability or compliance concern at any of the Company’s Properties that management believes would have a material adverse effect on the Company’s business, assets, results of operations or liquidity. Management generally places acquired Properties with potential environmental issues in special purpose limited liability companies to limit any future claims concerning the Properties, and requires tenants to assume obligations relating to environmental issues.

It is possible that Phase I environmental assessments will not reveal all environmental liabilities or compliance concerns or that there will be material environmental liabilities or compliance concerns of which management is not aware. Management has not been notified by any governmental authority, and management has no knowledge, of any material non-compliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with the Company’s Properties.

Americans With Disabilities Act (“ADA”). Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations, including restaurants, are required to meet federal requirements relating to physical access and use by disabled persons. If it were determined that the Company was not in compliance with the ADA, the Company could be subject to fines, injunctive relief, damages or attorneys fees. The Company’s leases contemplate that compliance with the ADA is the responsibility of the operators of its Properties. The Company is not currently a party to any litigation or administrative proceeding with respect to a claim of violation of the ADA and it does not anticipate the occurrence of any action or proceeding under the ADA that would have a material adverse effect on the Company.

Land-use, Fire and Safety Regulations. The Company and its restaurant operators are required to operate the Properties in compliance with various laws, land-use regulations, fire and safety regulations and building codes which may either be currently applicable or which may be adopted later by the governmental body or agency having jurisdiction over the location of the Property or the matter being regulated. The Company’s leases typically contemplate that compliance with land-use and fire and safety regulations is the responsibility of the operators. The Company does not believe that the cost of compliance with such regulations and laws would have a material adverse effect on its financial position or results of operations.

Health Regulations. The restaurant industry is regulated by a variety of state and local departments and agencies concerned with the health and safety of restaurant customers. These regulations vary by restaurant location and type. The Company’s leases require the restaurant operators to comply with all health regulations and inspections and require that the restaurant operators obtain insurance to cover liability for violation of such regulations or the interruption of business due to closure caused by failure to comply with such regulations. The Company is not currently a party to any litigation or administrative proceeding with respect to the compliance with health regulations of any Property it finances, and does not anticipate any such action or proceeding would have a material adverse effect on its financial position or results of operations.

Insurance. The Company requires its lessees to maintain adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles. The Company also requires that it be named as an additional insured under such policies. Operators are required to carry certain types and amounts of insurance under the leases with the Company and the

Company actively monitors tenant compliance with this requirement. The Company intends to require lessees of subsequently acquired Properties to obtain similar insurance coverage. There are, however, certain types of losses (generally of a catastrophic nature such as earthquakes and floods), that may be either uninsurable or not economically insurable, as to which the Properties may be at risk depending on whether such events occur with any frequency in a Property’s location. An uninsured loss could result in a loss to the Company of both its capital investment and anticipated profits from the affected Property. In addition, because of coverage limits and deductibles, insurance coverage in the event of a substantial loss may not be sufficient to pay the full current market value or current replacement cost of the Company’s investment. Changes in building codes and ordinances, environmental considerations and other factors also might make using insurance proceeds to replace a facility after it has been damaged or destroyed unfeasible. Under such circumstances, the insurance proceeds received by the Company might be inadequate to restore its economic position with respect to the Property. The Company’s policy with respect to vacant Properties is to carry general liability insurance and, to the extent required by certain creditors, property coverage.

Factors Affecting the Company’s Business and Prospects

There are many factors that affect the Company’s business and the results of its operations, some of which are beyond the control of the Company. The following is a description of some of the important factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Management strongly urges you to read the risk factors set forth below.

Changes in trends in the restaurant industry could adversely affect the sales, profitability and failure rate of the chain restaurants that the Company’s tenants operate.

The chain restaurants operated by the Company’s tenants are generally within the quick-service or full-service segments of the restaurant industry, each of which is highly competitive. The success of quick-service or full-service dining restaurants will depend largely on the restaurant operators’ ability to adapt to trends and other factors affecting the restaurant industry. These trends and other factors include increased competition among restaurants (including competition for brand name recognition, products, price, value, quality, service and convenience), the consolidation of quick-service chains, industry overbuilding, changing consumer habits, the introduction of new concepts and menu items, the increased costs of food products, the availability of labor and general economic conditions. Losses incurred by a particular chain restaurant as a result of these or other factors could negatively affect the income that is derived from the Company’s restaurant properties. For example, recent declines in Burger King system sales have resulted in a substantial decrease in the percent rent paid to the Company by some of its Burger King tenants.

The inability of a tenant to make its lease payments could have an adverse effect on the Company’s results of operations.

The Company’s business depends on its tenants’ ability to pay their obligations to the Company with respect to the real estate leases. While management attempts to gain third party guarantees, in many cases it is unable to secure a guarantee. The ability of the tenants to pay their obligations to the Company in a timely manner will depend on a number of factors, including the successful operations of their businesses. Various factors, many of which are beyond the control of any chain restaurant, may adversely affect the economic viability of a chain restaurant, including, but not limited to:

•	national, regional and local economic conditions such as industry slow downs, employer relocations and prevailing employment conditions, which may reduce consumer demand for the products offered by tenants;

•	changes or weaknesses in specific industry segments;

•	perceptions by prospective customers of the safety, convenience, services and attractiveness of the restaurant chain;

•	changes in demographics, consumer tastes and traffic patterns;

•	the ability to obtain and retain capable labor and management;

•	increases in operating expenses; and

•	increases in minimum wages, taxes or mandatory employee benefits.

Volatility of fuel prices could negatively affect the Company’s revenue, profitability and cash flow.

A considerable portion of the Company’s revenues are comprised of fuel sales through its FSI subsidiary. Additionally, the Company receives a portion of its rental revenues from C&G tenants (13.4% of gross annualized base rent at December 31, 2003). Accordingly, the Company’s revenues are dependent to a large degree on the economic performance of the retail fuel industry. Any factor that adversely affects retail fuel margins may have a material adverse effect on USRP, directly through its own fuel sales by FSI and indirectly through its C&G tenants’ ability to pay rent.

The price of fuel depends on several factors that affect the supply of, and demand for, petroleum products, such as domestic and foreign economies, political affairs and production levels, the availability of imported oil, the marketing of competitive fuels and government regulation. The prices paid by the Company and its C&G lessees for fuel are affected by global, national and regional factors, such as petroleum pipeline capacity, local market conditions and competition and the level of operation of refineries. Recent events in foreign markets have contributed to increases in prices for fuel. As a result, fuel costs are volatile, and management cannot be certain how these factors will affect fuel prices or supply in the future, or how in particular it will affect the Company. USRP’s earnings and cash flow from operations depend, to a large degree, upon the sale of fuel at margins in excess of fixed and variable expenses. A large, rapid increase in fuel costs could adversely affect the Company’s profitability and cash flow if the increased fuel costs could not be passed on to its customers or its lessees’ customers or if consumption of fuel were to significantly decline.

Tenant bankruptcy proceedings could negatively affect the Company’s income.

During the past few years, several of the Company’s tenants have filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code of the United States (the “Bankruptcy Code”) as disclosed in USRP’s periodic reports filed with the Securities and Exchange Commission (“SEC”). As the owner of the bankrupt tenants’ underlying real estate, the Company faces no risk of loss of ownership of the property itself if the bankrupt tenant rejects any of its leases. However, the Company could face an interruption in rental income from that property until it is able to re-lease the property or sell the real estate. The Company would also incur certain transaction costs normally associated with the re-leasing or sale of its properties. Management can provide no assurances that tenant bankruptcies will not have a material adverse effect on the Company’s business.

Tenant bankruptcies could adversely affect the Company’s income in the following ways:

•	reduction, interruption or termination of lease payments related to tenants’ leases;

•	reduction of revenue resulting from restructuring leases;

•	increase in costs associated with the maintenance and financing of vacant properties;

•	increase in costs associated with litigation and the protection of the properties; and

•	increase in costs associated with improving and re-leasing the properties.

In connection with any tenant bankruptcy, the Company establishes reserves relating to rent payments and other accounts receivable and takes impairments to the book value of the underlying real estate, as appropriate, to reflect any reductions in the market value of the asset below net book value as a result of the bankruptcy. It may be necessary to take additional asset impairments and write-offs and/or establish additional reserves in the event of future tenant bankruptcies or if the current reserves and impairment charges prove to be inadequate.

Management’s plan to grow through the acquisition of new restaurant properties could be adversely affected by changes in trends in the real estate and financing sectors in the national economy and the regional economies where the Company operates.

The Company’s growth strategy is substantially based on the acquisition of additional restaurant properties. The Company may not be successful in doing so because it faces intense competition for property acquisitions and it may have difficulty securing acceptable financing. In addition, investing in additional restaurant properties is subject to many risks. For instance, if an additional restaurant property is in a market in which the Company has not previously invested, the Company will be less familiar with that new market, and as a result, the Company might not be able to lease properties in some new markets as profitably and efficiently as its properties located in markets with which the Company is more familiar.

The Company may not be able to re-lease properties upon the termination or expiration of leases at comparable lease rates or at all.

The leases of the Company’s existing properties expire on dates ranging from 2004 to 2025. Upon the termination or expiration of a lease, management might not be able to re-lease the related property. If management is able to re-lease, the lease rate might not be comparable or additional expenses may be incurred because of, among other things, a downturn in the commercial leasing markets where the Company operates and the general performance of the restaurant industry.

The Company may continue to recognize impairment charges for the foreseeable future.

The Company recognized impairment charges for the past six fiscal years. While management is not aware of any specific impairments at present, because of the number and nature of the Company’s portfolio, management anticipates recognizing impairment charges in the future. Impairments result from management’s regular analysis of the Company’s real property assets to determine whether circumstances indicate that the book value of an asset may not be fully recoverable. Additionally, any time the Company markets a property for sale at a price less than book value, an immediate impairment charge is recognized. Impairments are non-cash expenses and impact both the Company’s net income and funds from operations for each fiscal period.

The Company’s ability to sell or re-tenant its Burger King properties is limited.

The Company was originally formed for the purpose of acquiring all of Burger King Corporation’s interest in the Company’s original portfolio and leasing or subleasing these properties to Burger King franchisees under the leases/subleases. Accordingly, the partnership agreement of the Company’s operating partnership contains provisions that state that the Company may not use those properties for any purpose other than to operate a Burger King restaurant during the term of the lease, except as expressly permitted by Burger King. In addition, the partnership agreement of the operating partnership provides some additional limitations which:

•	require the Company, in specific circumstances, to renew or extend a lease/sublease or enter into a new lease with another franchisee of Burger King;

•	require the Company, in specific circumstances, to approve an assignment of a lease/sublease, to permit Burger King Corporation to assume a lease/sublease at any time and to renew a primary lease;

•	impose restrictions and limitations upon the Company’s ability to sell, lease or otherwise transfer any interest in the Burger King properties;

•	require the Company to provide Burger King notice of default under a lease/sublease and an opportunity to cure such default prior to taking any remedial action; and

•	require the Company, in specific circumstances, to provide Burger King tenants with assistance with remodeling costs.

The Company’s financial performance will depend in part on the health of the Texas economy.

At December 31, 2003, of the Company’s 709 properties occupied by third parties, 195 properties, representing 24.8% of the Company’s gross annualized base rent, were located in Texas. The Company’s performance, therefore, is dependent, in part, upon the economic conditions in Texas. A general downturn in the economy or the real estate market in Texas could have a material adverse effect on the results of operations and financial condition.

The Company has a significant amount of debt, and its debt level subjects the Company to a number of risks.

The Company is subject to risks normally associated with debt financing, including the risk (1) that the Company’s cash flow will be insufficient to meet required payments of principal and interest, (2) that the Company’s financial situation may restrict its ability to comply with the customary financial and other covenants or to continue to pay its current dividend, (3) that existing indebtedness on the Company’s properties will not be able to be refinanced or (4) that the terms of any refinancings will not be as favorable as the terms of the existing indebtedness. While management believes that it will be successful in obtaining new financing as required, there can be no assurance that management will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. At December 31, 2003, total indebtedness was $325.9 million, which represented approximately 39.6% of the Company’s total capitalization (the number of shares of common stock outstanding multiplied by the market price per share, plus debt, the number of shares of Series A convertible preferred stock multiplied by the market price per share, Series B convertible preferred stock at liquidation value and minority interest). At December 31, 2003, indebtedness, plus Series A convertible preferred stock at market value, Series B preferred stock at liquidation value and minority interest, were $439.6 million, representing 53.4% of the Company’s total capitalization. The Company’s convertible preferred stock is not subject to mandatory redemption.

The Company may be forced to sell properties at a loss from net book value.

Management routinely makes strategic dispositions of the Company’s Properties. There can be no assurance that management will be able to sell these Properties for a gain, and may sustain a loss, on such sales relative to the current net book value of such Properties. In addition, if the Company’s cash flows were to significantly decrease for any reason, management may have to sell one or more Properties to support its operations. In such event, the Company may incur losses on the disposition of such Properties.

The Company will be subject to increased taxation if it fails to qualify as a REIT for federal income tax purposes.

Management believes the Company is operated in a manner that enables the Company to meet the requirements for qualification and to remain qualified as a REIT for federal income tax purposes. A REIT generally is not taxed at the corporate level on income it distributes to its stockholders, as long as it distributes annually at least 90% of its taxable income to its stockholders. The Company has not requested, and does not plan to request, a ruling from the Internal Revenue Service that it qualifies as a REIT. The Company has, however, received an opinion from its tax counsel, Locke Liddell & Sapp LLP, that its ownership, operations and assets permit it to qualify as a REIT.

If the Company fails to qualify as a REIT, it would be subject to federal income tax at regular corporate rates. In addition to these taxes, the Company may be subject to the federal alternative minimum tax. Unless the Company is entitled to relief under specific statutory provisions, it could not elect to be taxed as a REIT for four taxable years following the year during which it was disqualified. Therefore, if the Company loses its REIT status, the funds available for distribution to its stockholders, would be reduced substantially for each of the years involved. In addition, the failure to qualify as a REIT would also trigger a default under the Company’s revolving credit facility and other debt agreements.

The Company’s leases may be recharacterized as financings, which would eliminate its depreciation deductions on Properties.

If a lease does not constitute a lease for federal income tax purposes, it will be treated as a financing arrangement. The recharacterization of a lease in this fashion may have adverse tax consequences for the Company. In particular, the Company would not be entitled to claim depreciation deductions with respect to the improvements on the property (although it should be entitled to treat part of the payments it would receive under the arrangement as the repayment of principal). In that event, in certain taxable years, the Company’s taxable income and the corresponding obligation to distribute 90% of that income would be increased. Any increase in the Company’s distribution requirements may limit its ability to operate its business and to invest in additional property.

Excessive non-real estate asset values may jeopardize the Company’s REIT status.

In order to qualify as a REIT, at least 75% of the value of the Company’s assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents, and government securities. Therefore, the value of any property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate less than 25% of the Company’s total assets. In addition, under federal income tax law, USRP may not own securities in any one company (other than a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary) which represent in excess of 10% of the voting securities or 10% of the value of all securities of any one company, or which have, in the aggregate, a value in excess of 5% of USRP’s total assets, and the Company may not own securities of one or more taxable REIT subsidiaries which have, in the aggregate, a value in excess of 20% of USRP’s total assets. The 25%, 20%, 10% and 5% tests are determined at the end of each calendar quarter. If the Company fails to meet any such test at the end of any calendar quarter, it will cease to qualify as a REIT.

The Company may have to borrow funds or sell assets to meet its distribution requirements.

Subject to some adjustments that are unique to REITs, a REIT generally must annually distribute at least 90% of its otherwise taxable income. For the purpose of determining taxable income, the Company may be required to accrue interest, rent and other items treated as earned for tax purposes that it has not yet received. In addition, the Company may be required not to accrue as expenses for tax purposes some items which actually have been paid or some of its deductions might be disallowed by the Internal Revenue Service. As a result, the Company could have taxable income in excess of cash available for distribution. If this occurs, the Company may have to borrow funds or liquidate some of its assets in order to meet the distribution requirement applicable to a REIT.

The Company may be subject to other tax liabilities.

Even if the Company qualifies as a REIT, it may be subject to some federal, state and local taxes on its income and property, such as franchise, sales and property taxes, that could reduce operating cash flow. Certain of the Company’s subsidiaries have elected to be taxable REIT subsidiaries, and therefore, are subject to taxation at regular C Corporation rates.

Item 2.	Properties.

General

The Company owns, manages and acquires restaurant, service station and other service retail sites that it typically leases on a triple net basis primarily to operators of quick-service and full-service dining chain restaurants and C&Gs affiliated with such national and regional brands as Applebees, Arby’s, Burger King, Captain D’s, Chili’s, Dairy Queen, Fina, Grandy’s, Hardee’s, Phillips 66, Pizza Hut, Popeye’s, Shoney’s, Schlotzsky’s and Taco Cabana. Management believes that the long-term, triple net structure of its leases results in a more predictable and sustainable income stream than other forms of real estate investments.

Properties

At December 31, 2003, the Company owned 795 business Properties. Of such properties, 709 were occupied by non-affiliates, including 130 Burger King, 87 Captain D’s, 65 Arby’s, 27 Grandy’s, 26 Dairy Queen, 24 Shoney’s, 22 Schlotzsky’s, 17 Fina and 15 Gant. The Properties are located in 48 states, with no state except Texas (27.5.%) accounting for greater than 7% of the occupied Properties. Of the 795 total Properties, over 85% were leased on a triple net basis at December 31, 2003, and the remaining 15% were either vacant, FSI operated or for ground rent only.

The following table contains information by state regarding the occupied Properties owned by the Company at December 31, 2003 (dollars in thousands):

State	Number of Properties		Percentage of Total Properties	Percentage of Gross Annualized Base Rent(1)
Texas	195		27.51%	24.79%
Georgia	47		6.63%	5.90%
Florida	26		3.67%	4.86%
North Carolina	41		5.78%	4.79%
Illinois	29		4.09%	4.51%
Tennessee	30		4.23%	3.83%
New York	25		3.52%	3.50%
Oklahoma	21		2.96%	3.37%
Michigan	26		3.67%	3.34%
Arizona	17		2.40%	2.68%
California	17		2.40%	2.65%
Kentucky	15		2.12%	2.60%
Alabama	16		2.26%	2.37%
Iowa	13		1.83%	2.32%
Indiana	11		1.55%	1.99%
Pennsylvania	16		2.26%	1.96%
Hawaii	10		1.41%	1.95%
Missouri	13		1.83%	1.76%
Maryland	11		1.55%	1.70%
West Virginia	12		1.69%	1.66%
South Carolina	13		1.83%	1.66%
Ohio	12		1.69%	1.62%
Mississippi	10		1.41%	1.50%
Arkansas	10		1.41%	1.43%
New Hampshire	3		0.43%	1.13%
Less than 1.0% of Gross Annualized Base Rent (23 states)	70		9.87%	10.13%

	709	(2)	100.00%	100.00%

(1)	Gross annualized base rent is based on the contractual annual rent of Properties owned at December 31, 2003.
(2)	This number does not include 69 Properties that were vacant, 16 other Properties which the Company operates through FSI and a parcel of undeveloped land.

The Company intends to continue to strategically acquire properties affiliated with major national and regional brands operated by competent, financially-stable, multi-unit restaurant operators. The Company believes that successful restaurants operated under these types of brands will continue to offer stable, predictable income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company also considers certain convenience store acquisition opportunities. The Company believes its income stream is further protected through the increasing diversification of the Properties by brand affiliation. Since April 1995, the Company has significantly expanded its number of brand affiliations. Of the 672 Properties (net of dispositions) acquired since April 1995, only 30 were Burger King restaurants, and the balance were affiliated with other national and regional chain restaurants and C&Gs.

The following table contains information by brand regarding the occupied Properties owned by the Company at December 31, 2003 (dollars in thousands).

Brand Name	Number of Properties		Percentage of Total Properties	Percentage of Gross Annualized Base Rent(1)
Burger King®	130		18.34%	16.88%
Captain D’s®	87		12.27%	10.78%
Arby’s®	65		9.17%	7.59%
El Chico®	21		2.96%	5.73%
Shoney’s®	24		3.39%	3.96%
Schlotzsky’s®	22		3.10%	3.65%
Spaghetti Warehouse®	12		1.69%	3.25%
Grandy’s®	27		3.81%	2.56%
Applebees®	11		1.55%	2.36%
Popeye’s®	19		2.68%	2.09%
Phillips 66®	14		1.97%	1.70%
Gant®	15		2.12%	1.65%
Fina®	17		2.40%	1.44%
Bruegger’s Bagels®	12		1.69%	1.38%
Hardee’s®	13		1.83%	1.36%
Pizza Hut®	13		1.83%	1.07%
Dairy Queen®	26		3.67%	0.90%
Kettle®	11		1.55%	0.73%
Others (less than 11 Properties)	170		23.98%	30.92%

Total Properties	709	(2)	100.00%	100.00%

(1)	Gross annualized base rent is based on the contractual annual rent of Properties owned at December 31, 2003.
(2)	This number does not include 69 Properties that were vacant, 16 other Properties which the Company operates through FSI and a parcel of undeveloped land.

Item 3.	Legal Proceedings.

The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business.

In December 2003, the Company ended its case against Motel Enterprises. As a result, the court released the bond posted by the Company to Motel Enterprises and returned the excess of approximately $60,000, including interest, to the Company. The Company charged off the remainder of the judgment of $0.2 million in 2003. The Company also determined that the statute of limitations had expired with respect to pursuing collection under the Motel Enterprises’ note.

During 2001, Gant Acquisition LLC (“Gant”), one of the Company’s tenants, filed for protection under the Bankruptcy Code. The bankruptcy court severed the Master Lease between Gant and the Company, permitting Gant to reject 12 of the properties subject to the Master Lease while continuing to pay rent on the remaining 15 properties. The Company is currently engaged in a series of appeals with respect to that ruling. Two of the 12 rejected properties were sold and six others leased in the fourth quarter of 2003. Depending on the outcome of the appeal, the remaining four properties will either be sold, with all proceeds payable to the Company, or Gant will be responsible for all back rent due. The tenant continues to pay all post-petition obligations as agreed on the remaining 15 properties. At December 31, 2003, there was approximately $0.7 million due from this tenant, of which $0.2 million was reserved.

As a result of the 2001 bankruptcy filings of Lyons of California (“Lyons”), one of the Company’s tenants, and ICH, its parent, the Company recorded an allowance for doubtful accounts of $2.5 million and $0.3 million on balances due on notes from Lyons and ICH, respectively. Interest income associated with these notes has not been recognized since September 2001. All of these notes are valued based on the estimated fair value of the collateral, as collateral disposal is the primary means through which the Company will collect proceeds. Management believes that, based on both the bankruptcy plan of reorganization and the settlement agreement discussed below, the Company will collect additional proceeds from the operations of Lyons flagship store and from royalties from the store brand. At December 31, 2003, the Company had $2.4 million of net mortgage loans and notes receivable from Lyons. The loans are secured by certain Lyons restaurant properties.

In February 2004, the Company reached an agreement in principle with Lyons’ administrative creditors. Under this agreement the Company would receive partial paydown on the mortgage notes from the sale of three Lyons stores. In addition, the Company would operate the flagship Lyons store in San Francisco for a fee, and receive proceeds from the store’s sales after the administrative creditors paid an agreed sum. The Company would own the Lyons brand and receive monthly brand royalties. The Company believes this arrangement, if completed, would make the Company whole on the underlying mortgages and notes receivable. While the Company believes this agreement will be ratified and executed by the parties during the first half of 2004, there can be no assurance that the agreement will be consummated.

In August 2003, the Company settled litigation with Alon USA, L.P. (“Alon”), the owner of the Fina brand, regarding the branding of the Company’s Fina stations. In February 2003, the Company entered into a lease termination agreement with the tenant of 51 Fina-branded convenience stores in the Dallas market. The Company assumed operations of 25 of the stations and temporarily closed the remaining 26. The original dispute involved whether those Fina stations were required to be operated continuously under the Fina brand. Pursuant to the terms of the settlement agreement, the Company paid Alon approximately $260,000 upon execution of the agreement, agreed to continue to operate the properties under the Fina brand for a specified period and agreed to pay a release fee related to any Fina property sold or leased by the Company if the subsequent operator does not continue operating under the Fina brand. The obligation to pay the release fee may be assigned by the Company to the subsequent owner or operator if they covenant to operate the property as a Fina. However, the Company would be liable in the event of a default by any subsequent owner or operator with respect to the payment of the release fee or the covenant to operate the property under the Fina brand.

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty and the Company executed a workout agreement whereby Embers would sell all of its real estate, including fee properties owned by the Company that were leased to the tenant, and would remit all net proceeds to the Company until 100% of all mortgage loans, accrued interest, real estate taxes, rent receivables, late fees and other costs had been recovered. Interest income associated with these loans has not been recognized since December 2002. Each quarter, the Company evaluates all of its mortgage loans and real estate associated with this tenant to determine if any asset has been impaired. As a result of this evaluation, a $0.6 million impairment was recognized on the Embers assets during 2003. At December 31, 2003, the Company held mortgage loans receivable of $2.6 million, net book value of real estate and equipment of $0.7 million and rent receivables and other assets of $0.2 million related to Embers. Subsequent to year end, another Embers fee-owned property was sold for proceeds of $0.8 million, and a mortgage property was sold for proceeds of $0.6 million which reduced the Embers mortgage balance due the Company.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to stockholders in the quarter ended December 31, 2003.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters.

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “USV”. The high and low sales prices of the shares and the dividends and distributions declared during 2003 and 2002 are set forth below by quarter:

	Market Price		Dividends Declared	Dividends Paid
	High	Low
2003
First Quarter	$14.55	$13.50	$0.33	$0.33
Second Quarter	15.85	13.95	0.33	0.33
Third Quarter	16.45	14.80	0.33	0.33
Fourth Quarter	17.45	15.84	0.33	0.33

			$1.32	$1.32

2002
First Quarter	$14.68	$10.51	$0.22	$0.33
Second Quarter	16.70	13.50	0.33	0.33
Third Quarter	16.30	12.34	0.33	0.33
Fourth Quarter	14.52	12.00	0.33	0.33

			$1.21	$1.32

At March 5, 2004, the Company’s Common Stock was held by 1,334 stockholders of record. On July 14, 2000, the Company announced a new Common Stock dividend plan, which changed dividends declared and paid on Common Stock and Operating Partnership Units from a quarterly basis to a monthly basis beginning August 15, 2000. During the first quarter of 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first working day of the current period. For the year ended December 31, 2002, the Company paid 12 Common Stock dividends and declared 11. As a REIT, the Company is required to distribute 90% of taxable income to shareholders in the form of dividends. Of the $1.32 of Common Stock dividends declared in 2003, $0.805 or 60.99% represented an ordinary dividend, $0.41 or 31.06% represented return of capital and $0.105 or 7.95% represented a 20% rate long-term capital gain.

See table in Item 12 for equity compensation plans approved by security holders and equity compensation plans not approved by security holders.

Item 6.	Selected Financial Data.

The following information should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

	Years ended December 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share and property data)
Statement of Operations:
Revenues:
Rental income	$60,827	$59,485	$59,634	$64,575	$62,691
Tenant expense reimbursements	3,362	2,924	2,941	3,416	3,539
Lease termination fees	1,745	92	591	60	20
Interest on real estate loans	3,085	3,273	3,278	4,884	6,118
Retail operations	56,820	37,856	13,557	—	—

Total revenues	125,839	103,630	80,001	72,935	72,368

Expenses:
Ground rent	3,825	3,106	3,468	3,527	3,916
Property taxes	1,006	976	644	671	227
Other property	1,431	990	358	398	248
Legal	2,118	2,888	1,238	1,441	621
Depreciation and amortization	21,283	19,975	19,631	22,202	21,076
Impairment of long-lived assets	1,855	447	16,133	5,005	5,000
Provision for doubtful accounts	168	(2,000)	4,391	8,415	10,901
General and administrative	11,129	9,953	8,222	7,821	7,134
Retail cost of sales	47,404	32,079	12,726	—	—
Termination of management contract	—	—	—	(3,713)	(239)
Equity in net income of affiliates	—	—	—	—	(13)

Total expenses	90,219	68,414	66,811	45,767	48,871

Gain (loss) on sale of property	—	—	3,611	2,725	(76)
Gain on sale of investments	2,105	208	306	—	—

Income from continuing operations before non-operating income, interest expense and minority interests	37,725	35,424	17,107	29,893	23,421
Non-operating income	36	732	2,023	1,181	1,497
Interest expense	(20,126)	(22,306)	(35,000)	(30,706)	(29,410)
Minority interests	(4,147)	(4,681)	(4,485)	(4,139)	(567)
Income from discontinued operations(1)	9,041	5,099	1,743	3,726	5,849
Cumulative effect of change in accounting principle	(270)	—	—	—	—

Net income (loss)	$22,259	$14,268	$(18,612)	$(45)	$790

Net income (loss) allocable to common shareholders	$14,138	$7,166	$(25,714)	$(7,147)	$(6,312)
Weighted average shares outstanding:
Basic	20,229	19,660	17,999	15,404	14,863
Diluted	20,317	19,762	17,999	15,404	14,863

Basic and diluted income (loss) per share	$0.70	$0.36	$(1.43)	$(0.46)	$(0.42)
Dividends declared per share	$1.32	$1.21	$1.43	$1.12	$1.82
Balance Sheet Data:
Total assets	$554,529	$579,077	$577,508	$625,023	$702,077

Line of credit and long-term debt	325,906	353,374	337,119	356,696	396,125
Minority interests	1,074	52,845	54,337	54,733	81,685
Stockholders’ equity	202,929	146,247	156,600	190,325	194,164
Other Data:
Cash flows provided by operating activities	42,896	34,577	32,256	31,395	47,134

Cash flows provided by (used in) investing activities	19,779	(19,922)	19,276	42,255	(112,216)

Cash flows (used in) provided by financing activities	(53,212)	(20,609)	(46,695)	(77,836)	72,920
Number of Properties	795	816	811	850	912

(1)	Reflects the reclassification to discontinued operations in prior years of the operating results associated with the 135 properties sold or disposed of subsequent to December 31, 2001, which had previously been reported in continuing operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Nature of Business.

The Company, through its subsidiaries, including FSI, is a fully integrated, self-administered REIT. The Company’s core business strategy for its real estate operations focuses primarily on acquiring, owning and leasing restaurant Properties. The Company also owns and leases a number of service station Properties, most of which include convenience stores (referred to as C&Gs) and some of which include car washes. Additionally, from time to time, opportunistic investments are made in mortgage notes issued by third parties. At December 31, 2003, the Company’s portfolio consisted of 795 Properties with over 270 tenants. The Company leases its Properties on a triple-net basis primarily to operators of quick-service and full-service chain restaurants affiliated with major national or regional brands such as Applebee’s, Arby’s, Burger King, Captain D’s, Chili’s, Dairy Queen, Hardee’s, Pizza Hut, Popeye’s, Schlotzsky’s, Shoney’s and Taco Cabana. The Company’s C&G tenants are affiliated with major oil brands such as Fina, Phillips 66 and Shell. Under the triple-net leases, tenants are responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable. The triple-net lease structure is designed to provide a predictable stream of income while minimizing ongoing operating costs associated with Properties.

The Company’s revenues consist primarily of real estate and retail operating revenue. Approximately 45% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a specified amount. As a result, portions of the Company’ revenues are a function of the number of Properties in operation and their level of sales. Sales at individual Properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy. In 2001, the Company formed FSI, one of its taxable REIT subsidiaries, through which it began interim operations of various retail businesses at some of its Properties. Management plans to maintain this retail operating capability to transition the Company’s Properties from one tenant to another where appropriate. At December 31, 2003, FSI operated 14 C&Gs and two restaurants, sold fuel to 12 other operators and sold fuel on a wholesale basis to two independent dealers.

Liquidity and Capital Resources.

Cash Reserves.

USRP is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly or quarterly cash distributions, a substantial portion of its net cash flow generated from leases on its properties. Management intends to retain or, through its revolving credit facility, to have access to an appropriate amount of cash for working capital. At December 31, 2003, the Company had cash and cash equivalents totaling $13.9 million and availability under its credit facility of $43.1 million. At March 5, 2004, availability under the credit facility was $49.7 million. The credit facility, which matures on October 31, 2006, is expected to be used to acquire additional retail properties and for other corporate purposes.

Management believes that the Company’s cash and cash equivalents on hand, cash provided from operating activities and borrowing capacity is sufficient to meet its liquidity needs for the foreseeable future.

$111.0 million Senior Unsecured Notes.

The Company has $111.0 million of unsecured notes payable that are due May 1, 2005. USRP is currently assessing its alternatives regarding liquidation of this debt, which could include utilization of its credit facility, refinancing, issuing equity, or some combination thereof.

Registration Statements.

On December 15, 2003, the Company filed a registration statement to register 393,000 shares of Common Stock. The registration statement included (1) up to 51,614 shares of the registrant’s common stock issuable upon exercise of warrants issued to the Selling Stockholders, as defined in the October 16, 2003 prospectus; (2) up to 250,000 shares of the registrant’s common stock issuable upon conversion of 4,000 shares of the Series B Preferred issued to the selling stockholders on October 16, 2003; and (3) up to 91,386 shares of the registrant’s common stock issuable pursuant to redemption, anti-dilution and related provisions of the Series B Preferred and in lieu of cash dividends on the Series B Preferred, pursuant to Rule 416(a) of the Securities Act of 1933, as amended. This registration statement also registers additional shares of the registrant’s common stock as may become issuable to prevent dilution as a result of stock splits, stock dividends or similar transactions. The registration statement became effective on January 16, 2004.

On August 18, 2003, the Company filed a registration statement to register 3,729,036 shares of Common Stock. The Company granted registration rights to the selling stockholders in connection with the issuance of Series B Preferred stock in June 2003 (1,568,388 shares) and in connection with the resale of shares of Common Stock by the Lone Star Investors (2,160,648 shares). This registration statement became effective in October 2003.

On September 11, 2002, the Company filed a registration statement to register 221,482 shares of Common Stock. These shares were issued in exchange for the Company’s remaining 131,915 OP units that expired in July 2002.

On August 24, 2001, the Company filed a registration statement to register 1,066,186 shares of Common Stock. Of the shares registered, 878,186 related to shares issuable pursuant to the Company’s Flexible Incentive Plan, and 188,000 related to registration rights granted to three stockholders. This registration statement became effective in August 2001.

On January 30, 2001, the Company filed a registration statement to register 592,025 shares of Common Stock. The Company granted registration rights to the selling stockholder in connection with the merger with QSV Properties, Inc. which was affected on December 29, 2000. This registration statement became effective in February 2001.

On October 30, 1998, the Company filed a shelf registration for $175.0 million to register shares of Common and Preferred Stock for sale. The amount of securities available for sale under this shelf registration statement at December 31, 2003 is $101.2 million.

Preferred Stock.

Series A Preferred.

On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a liquidation preference of $25.00 per share. Holders of preferred stock are entitled to receive dividends in preference to any dividends to common stockholders or OP unit holders.

In November 2003, the Company issued 404,350 additional shares of the Series A Preferred to an affiliate of Bank of America (“BOA”). Cash generated from the issuance was used as partial payment for the November 2003 redemption of the minority interest in the Highland Joint Venture (“HJV”), one of the Company’s operating subsidiaries.

At December 31, 2003, 62 Series A Preferred shares had been converted into Common Stock.

Series B Preferred.

On June 19, 2003, the Company raised proceeds, net of placement fees, of $15.2 million, exclusive of certain transaction costs, from the sale of 16,000 shares of Series B Cumulative Convertible Preferred Stock (the “Series B Preferred”) in a private placement with certain institutional investors. The Company also granted warrants to the investors to purchase 206,452 shares of common stock at an exercise price of $16.50 per share. The warrants have a seven-year term.

The Series B Preferred carries an 8% cumulative dividend and is convertible into common shares at a fixed conversion price of $16.00 per share, which represented a premium to the Company’s market price for its common stock at the date of issuance.

On October 17, 2003, the Company issued $4.0 million of additional Series B preferred stock to the existing Series B holders. The Company also granted warrants to the investors to purchase 51,614 shares of common stock at an exercise price of $16.50 per share. The warrants have a seven-year term.

Distributions to Common and Preferred Stockholders.

The following presents the federal income tax characterization of distributions declared to common stockholders for the years ended December 31 (dollars in millions):

	2003		2002		2001
Ordinary income	$16.5	60.99%	$13.1	55.18%	—	—
Return of capital	8.4	31.06%	7.4	31.03%	$26.0	100.00%
Capital gains	2.2	7.95%	3.3	13.79%	—	—

Totals	$27.1	100.00%	$23.8	100.00%	$26.0	100.00%

The following presents the federal income tax characterization of distributions declared to Series A Preferred stockholders for the years ended December 31 (dollars in millions):

	2003		2002		2001
Ordinary income	$6.5	88.47%	$4.2	80.01%	$—	—
Return of capital	—	—	—	—	0.6	8.43%
Capital gains	0.8	11.53%	1.1	19.99%	6.5	91.57%

Totals	$7.3	100.00%	$5.3	100.00%	$7.1	100.00%

For the year ended December 31, 2003, the Company also declared distributions of $0.6 million to its Series B Preferred stockholders.

No Off-Balance Sheet Arrangements or Unconsolidated Investment.

The Company has no “variable interest entities” or off-balance sheet financing, nor does it engage in trading activities involving energy or commodity contracts or other derivative instruments. As the Company has no off-balance sheet entities or mandatorily redeemable preferred stock at this time, its financial position and results of operations are currently not effected by Financial Accounting Standard Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” and Statement of Financial Accounting Standard No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.”

Acquisitions and Dispositions

During 2003, the Company paid $33.4 million in cash, $13.1 million in mortgage loans and notes receivable, $1.1 million in operating partnership units, and $3.4 million in IRS Code Section 1031 Tax Free Exchanges for the acquisition of 68 properties, of which 52 were Captain D’s locations. The sale-leaseback transactions involving Shoney’s and Captain D’s may continue in 2004, but at a lower level than in 2003. See “Major Developments” paragraph below for additional information.

During 2003, the Company sold or disposed of 89 properties for net proceeds of $41.7, resulting in a net gain of $11.1 million which is included in the Consolidated Statements of Operations as “Income from discontinued operations.”

Major Developments

On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Investors), the OP, LSF 4 Acquisition, LLC and Shoney’s, Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney’s, with Shoney’s being the surviving entity. Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney’s were cancelled and converted into the right to receive $0.36 in cash, and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) was converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger. Under the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC. Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP became a 7.5% owner of the equity of the sole shareholder of Shoney’s. The OP had no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution; however, in December 2002, it did contribute an additional $0.9 million as part of a capital call. In October 2003, the Company sold its 7.5% equity interest in Shoney’s to the other shareholder, Lone Star Acquisitions. Net proceeds of the sale were $4.5 million resulting in a gain of approximately $2.1 million.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On a regular basis, the Company evaluates these estimates, including asset impairment and provision for doubtful accounts. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates. Financial statement captions that could be affected by these types of estimates include property, net receivables (including net notes receivable and net mortgage loans receivable), revenues and operating expenses.

Revenue Recognition

The Company derives its real estate revenues primarily from the leasing of its Properties to operators (primarily restaurants) on a triple net basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in some cases, the ground rents, where applicable. Accordingly, the accompanying consolidated financial statements have not reflected property taxes and insurance costs or reimbursement revenues where the tenant legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company recorded rent revenues associated with ground lease reimbursements of $3.7 million, $3.8 million and $3.6 million, of which $0.3 million, $0.9 million and $0.7 million were reflected in income from discontinued operations for the years ended December 31, 2003, 2002 and 2001, respectively. Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis. Indicators of possible doubtful collection may include bankruptcy filings and anticipated work-out agreements. In addition, if the Company has collected no payments on a particular receivable for over five months, revenue would be recorded on a cash basis as well. Once a tenant has been placed on cash basis accounting, it remains on that basis until there have been several months of on-time payments received. Contingent rent is recognized as revenue after the related lease sales targets are achieved.

Interest income on notes and mortgages receivable is recorded on an accrual basis. However, when circumstances indicate that the ultimate collection of interest is doubtful, interest is recorded on a cash basis.

The Company derives its retail revenues from the sale of gasoline, car washes, convenience store merchandise and food sales at restaurants operated by the Company. Revenue is recognized upon the sale of gasoline, merchandise or the delivery of services.

Asset Impairment

The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances and, if an impairment is necessary because the estimated undiscounted cash flows are less than the net carrying amount of the asset, determines an estimate of the fair market value of the property affected.

Allowance for Doubtful Accounts

The Company regularly analyzes its receivables on an individual basis for uncollectibility and the related reserves are analyzed for adequacy. Accounts receivable balances that are $20,000 or more and have been outstanding for 60 days or more are reviewed. All balances due from these tenants are reviewed and evaluated, including rent receivables, notes receivable, mortgage loans receivable, interest receivable and straight-line rent receivables. All information regarding the creditworthiness of the tenants and debtors are reviewed, including bankruptcy filings and sales reports. Company policy is to individually review at least 90% of the accounts receivable that are over 90 days past due, with the remaining past due amounts analyzed on an aggregate basis. Once a reserve has been established for a tenant or debtor, the Company maintains that reserve until there has been a proven history of cash payment performance. After at least two months of cash payments, the circumstances pertaining to the tenant or debtor are reevaluated to estimate the ultimate collectibility of the receivable. Receivables are written off only with the written approval of a member of the executive management of the Company.

Each note and mortgage loan receivable with amounts past due for over five months or which are otherwise problematic or of concern due to other factors are included in the analysis. The Company evaluates its notes and mortgage loans receivables in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” A note or mortgage is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the amount of the impairment is measured based on the excess of the recorded investment in the loan over either (1) the present value of expected future cash flows (including costs to sell, if applicable) discounted at the loan’s effective interest rate or (2) the fair value of the collateral if the loan is collateral dependent or if foreclosure is probable. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impairments are recognized by creating a valuation allowance with a corresponding charge to the provision for doubtful accounts or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for doubtful accounts. Subsequent to the initial measurement of impairment, the Company recalculates the impairment and adjusts the valuation allowance (1) if there is a significant change in the amount or timing of an impaired loan’s expected future cash flows or the fair value of the collateral or (2) if actual cash flows are significantly different from the cash flows previously projected.

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Revenues

Revenues from real estate Properties consist of rental revenues, tenant expense reimbursements, lease termination and reinstatement fees and interest on real estate loans. Revenue from retail operations is derived primarily from fuel sales and sales at service properties operated by the Company, including restaurants, service stations, car washes and convenience stores. For the year ended December 31, 2003, revenues increased $22.2 million, or 21.4%. The increase was primarily attributable to the following:

•	an increase of $19.0 million, or 50.1%, in retail operations which primarily reflected $16.9 million of growth in Hawaii fuel sales resulting from a full year of sales at Company-operated stores compared to less than six months for those stores in 2002. As sales and margins increased in 2003, the Company also built the fuel inventory in the terminal to keep up with demand and to take advantage of favorable pricing, particularly in the latter months of 2003. Average monthly fuel sales were 30,000 gallons per month, per store, higher in 2003 than in 2002, and pump prices were an average of 15 cents per gallon higher in 2003;

•	an increase of $1.3 million, or 2.3%, in real estate rental income attributable to revenues associated with the 52 Captain D’s properties and the seven Shoney’s properties acquired during the year, which were offset by revenues not realized on properties disposed;

•	an additional 55 “store months” in Hawaii, based on an average increase of 4.6 stores open each month, and an additional 24 “store months” for non-Hawaii stores based on an average increase of 2.0 stores open each month. As a result of the high number of ownership and tenant changes, as well as numerous acquisitions and dispositions, measurements based on same store performance are not meaningful. Accordingly, the Company measures store performance by the number of months stores are open for business in each period (“store months”);

•	increases in sales volumes due partly to attracting new and return customers with store improvements such as remodels, the addition of car washes and the application of a brand to the stations. Part of the increase also resulted from inclusion of the operations of the unsold Fina stores which the Company began operating after a lease termination in February 2003; and

•	an increase of $1.7 million in lease termination fee income, due primarily to lease termination fees on six leases totaling approximately $1.1 million and to a lease termination fee related to Fina stores.

Expenses

Expenses primarily consist of real-estate related expenses such as ground rents, property taxes and depreciation on real estate investments held by the Company, as well as cost of sales for the retail segment. Expenses increased $21.8 million, or 31.9%, to $90.2 million in 2003 compared to the prior year. The increase was primarily attributable to the following:

•	an increase of $15.3 million, or 47.8%, in retail cost of sales due to increased sales volumes and store months, primarily related to Hawaii fuel purchases which increased $15.5 million, of which $1.4 million remains in inventory at year end;

•	an increase of $1.4 million, or 315.0%, in impairments of long-lived assets due to the revaluing of 56 assets to their estimated fair value;

•	an overall increase of $3.8 million, or 23.7%, in various accounts including the provision for doubtful accounts, general and administrative expenses and ground rents, partially offset by lower property taxes and legal costs. A $2.2 million increase in the provision for doubtful accounts expense of $0.2 million from ($2.0) million in the prior year resulted from the 2002 reserve take-down after payment was received for receivable balances which had been reserved. These recoveries related to the Lyons of California bankruptcy for which the Company was a significant creditor. In 2003, general and administrative expenses increased by $1.2 million due to increases in corporate insurance and corporate payroll; however, as a percentage of total revenue, the general and administrative expenses declined slightly compared to the prior year;

•	an increase of $1.3 million, or 6.5%, in depreciation and amortization due primarily to a full year’s depreciation on the 51 Shoney’s and Captain D’s acquired in the prior year and additional depreciation with respect to the 59 such properties acquired in 2003.

Retail operations are administered by FSI, a wholly-owned subsidiary of USRP Holding Corp. (“Holding”). Holding is a taxable REIT subsidiary of USRP. FSI has incurred net operating losses (“NOLs”) since inception. Management believes these NOLs will be used to offset USRP (S&C), LLC and USRP (Hawaii), LLC taxable income for the year ended 2003. The Company consolidates its REIT subsidiaries which are subject to federal and state income tax.

Gain on Sales

A gain on sale of investment of $2.1 million resulted from the October 2003 sale of the Company’s 7.5% equity interest in Shoney’s, Inc. to Shoney’s largest shareholder.

Discontinued Operations

Income from discontinued operations was $9.0 million in 2003. This amount related to the sale of 89 Properties and was reflected in the Company’s Consolidated Statements of Operations as “Income from discontinued operations.” Sale of these Properties resulted in a gain of $11.1 million with cash proceeds of $41.7 million, net of closing costs and $1.2 million of notes.

Non-operating Income

Non-operating income was less than $0.1 million and $0.7 million for the years ended December 31, 2003 and 2002, respectively. The decrease was due primarily to the 2002 liquidation of the Company’s trading securities.

Interest Expense

Interest expense decreased $2.2 million, or 9.8%, during 2003 due to a $10.7 million lower average notes payable balance outstanding coupled with lower interest rates. This net debt reduction was achieved by the:

•	payoff of a $47.5 million 8.22% note in July 2003;

•	$12.0 million principal reduction on notes payable; and

•	$14.7 million net paydown on the Company’s line of credit.

These decreases were partially offset by the:

•	issuance of a new $35.0 million term loan at LIBOR plus 3.5% in November 2003 as partial consideration for the acquisition of the minority interest in one of the Company’s subsidiaries; and

•	issuance of a new $12.0 million term note at LIBOR plus 2.5% in December 2003.

Impairments

During 2003, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $5.1 million was recognized, of which $3.3 million was reflected in the Consolidated Statements of Operations as “Income from discontinued operations.” During the year ended December 31, 2002, the Company recorded an asset impairment charge of $2.4 million, of which $2.0 million was reflected in income from discontinued operations.

Minority Interests

Minority interests in earnings decreased $0.5 million as a result of the November 2003 redemption of the HJV preferred partnership interest.

Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of adopting SFAS No. 143, the Company recognized a $0.3 million charge in the Company’s Consolidated Statements of Operations as “Cumulative effect of change in accounting principle” on January 1, 2003. This retirement obligation relates to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations.

Comparison of the year ended December 31, 2002 to the year ended December 31, 2001

Revenues

For the year ended December 31, 2002, revenues increased $23.6 million, or 29.5%, primarily attributable to the following:

•	$24.3 million was attributable primarily to retail operations’ fuel sales in three states and to the increased number of months the stores were open. Total fuel sales increased in 2002 by $19.8 million, of which $8.9 million, $7.9 million and $2.8 million occurred in Hawaii, Texas and Illinois, respectively. In addition, $1.6 million of the increase was attributable to increased merchandise sales at convenience stores; and

•	the acquisition of additional properties in the third and fourth quarters of 2002.

These increases were offset partly by a slight decline in real estate rental revenue, primarily due to:

•	decreases in the number of properties owned for the entire year 2002 as compared to 2001; and

•	an increase during 2002 in the number of vacant, non-billable properties for which the Company was collecting no revenue.

Expenses

Expenses increased $1.6 million, or 2.4%, primarily attributable to the following:

•	a $19.4 million increase in retail cost of sales due to increased sales volumes and store months, primarily related to the operations in Hawaii, Texas and Illinois; and

•	a $1.7 million increase in general and administrative expenses related to costs associated with the growing retail operations, and a $1.7 million increase in legal expenses, primarily attributable to tenant matters.

The increased expenses were offset partially by:

•	a $15.7 million decrease in impairment of long-lived assets attributable to the Company’s prior year regular analysis of its investments, including assets leased to one tenant with multiple properties which defaulted on rent payments; and

•	a $6.4 million decline in the provision for doubtful accounts related to proceeds received in 2002 after one of the Company’s borrowers emerged from bankruptcy.

Gain on Sales

A $4.3 million gain on sale of property for the year ended December 31, 2002 was reflected in the Company’s Consolidated Statements of Operations as “Income from discontinued operations” in accordance with SFAS No. 144. Gain on sale of property was $3.6 million for the year ended December 31, 2001, and related to the sale of 41 properties for cash proceeds of $23.1 million, net of closing costs, and notes of $1.3 million. The gain on sale and results of operations of the disposals that occurred in 2001 were not reclassified to discontinued operations as they did not qualify as discontinued operations under the provisions of APB No. 30, “Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”

Interest Expense

Interest expense declined by $12.7 million to $22.3 million during 2002 due to lower average outstanding debt compared to the prior year. The decrease also resulted from lower interest rates and amortization of deferred financing costs related to fees associated with a credit bridge facility in January 2001 which were expensed through August of 2001.

Impairments

During 2002, asset impairment charges of $2.4 million were recognized, of which $2.0 million was reflected in income from discontinued operations. During 2001, the Company recognized asset impairment charges of $18.4 million, of which $2.3 million was reflected in income from discontinued operations. Also during 2001, BC Oil Ventures LLC, the tenant leasing the service stations and fuel terminal in Hawaii, defaulted on its monthly rent payments. After careful assessment of various factors relevant to these properties, management determined it was appropriate to sell these properties. Accordingly, the Company classified these properties as assets held for sale at that time and an impairment charge of $7.7 million was recognized to write these assets down to their estimated proceeds from the anticipated disposal of these properties net of estimated costs to sell. These assets were reclassified from assets held for sale to held and used during the second quarter of 2002 because the assets no longer met the criteria to continue to be classified as held for sale. The change in circumstances resulted from the termination of a sales agreement for the assets by the potential purchaser during the second quarter of 2002, followed by the Company’s decision to operate the assets for the foreseeable future. In the second quarter of 2002, the Company recorded $0.6 million of impairment charges related to these assets as well as depreciation expense of $0.7 million for the period April 1, 2001 through June 30, 2002, the period of time that these assets were classified as held for sale. In addition, management analyzed service stations in Missouri, Illinois and Texas, which were late paying rent and defaulting on certain lease terms, for possible impairment. It was determined that some of these properties had carrying values in excess of fair value, which required an impairment analysis. The Company recorded an impairment charge of $7.6 million in 2001 to revalue these assets to estimated fair value. The estimated fair value of these assets was determined by discounting the estimated cash flows of each asset. As a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, additional impairment charges of $3.1 million were recorded in 2001 from the revaluing of other assets to their estimated fair value.

Discontinued Operations

Income from discontinued operations totaled $5.1 million in 2002 compared to $1.7 million for 2001. These amounts include gains and losses and impairment charges, as well as the results of operations during 2002 and 2001 with respect to 89 Properties sold during 2003 and 46 Properties sold during 2002. At December 31, 2002, the Company owned 816 properties. During the year ended December 31, 2002, the Company acquired 51 Properties and disposed of or sold 46 Properties.

The operating results of these Properties are reflected in the Company’s Consolidated Statements of Operations as “Income from discontinued operations” for the year ended December 31, 2002 and all prior years. The operations of the 89 Properties disposed of or sold in 2003 and the 46 Properties disposed of or sold in 2002 are included in the periods presented up until their respective dates of disposal as income from discontinued operations in accordance with SFAS No. 144.

Minority Interests

Minority interests were $4.7 million for 2002 compared to $4.5 million for 2001, and related primarily to the Company’s minority interest in HJV, which was formed in October 1999.

Future Outlook

The Company will continue to dispose of any Properties that are either non-performing or performing Properties that can be sold at favorable prices to private investors in the tax-deferred like-kind exchange market. Proceeds from these dispositions will continue to be used in part to fund additional acquisitions of Properties, as favorable acquisitions become available, or to pay down debt.

Vacant non-billable Properties decreased to 69 at December 31, 2003 from 77 at December 31, 2002. The net book value of these 69 vacant non-billable Properties was approximately $25.6 million, or approximately 5.0% of the total net book value of the Company’s properties at December 31, 2003. As Properties become vacant, the Company has an assertive program in place for addressing the situation. Such assets are re-leased, sold or temporarily operated by the Company. The Company, beginning in 2001, began to operate some of these vacant Properties through FSI, its retail subsidiary, until another lessee could be found or the sale of the property could be finalized. The number of FSI operated Properties owned by the Company at December 31, 2003 was 16 compared to 15 at December 31, 2002.

Debt maturities for the Company in 2004 are $9.7 million. On November 4, 2003, the Company executed the first part of its new $60.0 million credit facility in a transaction that provided $30.0 million of the facility from Bank of America, N.A. On December 1, 2003, the Company executed the syndication portion of the credit facility, increasing the maximum capacity to $60.0 million subject to a borrowing base calculation. The new credit facility replaced the Company’s previous revolving line of credit. The term of the facility is three years expiring October 31, 2006, and allows for Base Rate Loans, Eurodollar Loans or a combination of the two. Base Rate Loans accrue interest at 1% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. Eurodollar Loans accrue interest at 3% plus LIBOR. The facility provides that up to $5.0 million may be used for letters of credit. The amount borrowed under the facility is based on the earnings before interest, taxes, depreciation and amortization generated by the properties that collateralize the facility. Borrowings under the facility are secured by a negative pledge on the properties and a pledge of the Company’s equity interests in the subsidiaries which own the borrowing base properties. Borrowings under the new facility were used to repay the debt on the previous facility and will be used to fund property acquisitions and for general corporate purposes. At December 31, 2003, funds available under the new line of credit were $43.1 million. At March 5, 2004, funds available under the credit facility were $49.7 million.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

For the year ended December 31, 2003 (in thousands)
Cash flows from operating activities	$42,896
Cash flows from investing activities	19,779
Cash flows from financing activities	(53,212)

Increase in cash and cash equivalents	9,463
Cash and cash equivalents, beginning of period	4,392

Cash and cash equivalents, end of period	$13,855

Liquidity Requirements

The Company is organized to operate as an equity REIT that acquires, leases and manages properties and distributes to stockholders, in the form of monthly cash distributions for its common stockholders, a substantial portion of its net cash flow generated from its real estate and retail activities. Management intends to maintain appropriate levels of cash reserves for working capital. At December 31, 2003, the Company had cash and cash equivalents totaling $13.9 million.

The Company’s primary requirements for cash during 2004 are expected to be for debt maintenance in the approximate amount of $26.2 million, which includes interest of $16.5 million, for anticipated property acquisitions of approximately $40.0 million and for the payment of dividends of approximately $39.8 million. In addition, the anticipated cash requirements for the retail segment approximate $2.0 million for income-generating investments. Management expects to meet its short-term liquidity requirements consisting of normal recurring operating expenses, debt service requirements, property improvements and distributions to stockholders primarily through cash flows provided from real estate and retail operations, along with proceeds from sales of selected Properties. To the extent the Company’s cash flow from real estate and retail operating activities is not sufficient to finance such short-term liquidity requirements, the Company may utilize its credit facility. At December 31, 2003, the funds available to the Company under its credit facility were $43.1 million. The Company’s long-term liquidity requirements at December 31, 2003 consist primarily of future debt maturities totaling approximately $315.8 million, which includes maturities through December 2011. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings, other debt and equity financing alternatives, as well as cash proceeds from the sale of Properties.

Management believes that cash flow from operations, along with the Company’s ability to raise additional equity, anticipated sales of Properties, funds available under the $60.0 million line of credit and the Company’s anticipated ability to obtain financing will provide the Company with sufficient liquidity to meet its foreseeable capital needs. However, there can be no assurance that such additional financing will be available at the time the Company needs it or that the terms of anticipated financing will be as favorable to the Company as under the existing facilities.

A summary of the cash activities for 2003 follows.

Operating Activities

The Company’s principal sources of cash to meet its working capital and dividend requirements are rental revenues generated by the Company’s Properties and operating revenues from the Company’s retail segment.

Cash flows from operating activities of $42.9 million are attributable to the Company’s real estate and retail operations.

Investing Activities

Cash generated in excess of operating requirements and dividend payments was generally used to acquire additional Properties or to reduce amounts outstanding under the Company’s credit agreement.

The Company’s cash flows from investing activities of $19.8 million were primarily attributable to:

•	$41.7 million of net proceeds from 89 property sales;

•	$28.8 million of proceeds from paydowns on mortgage loans receivable;

•	$2.8 million of proceeds from paydowns on notes receivable; and

•	$4.5 million of net proceeds from the sale of the Company’s 7.5% equity interest in Shoney’s, Inc.

The cash flows from investing activities were partially offset by:

•	$38.7 million for the acquisition of and improvements to rental properties;

•	$15.0 million for the previously described acquisition of Captain D’s mortgage notes;

•	$3.1 million for the acquisition of machinery and equipment; and

•	$0.9 million increase in restricted cash and marketable securities, of which $0.6 million relates to restricted cash collateralizing two letters of credit, $0.2 million related to additional marketable securities and $0.1 related to additional escrow amounts.

Financing Activities

The Company’s cash flows used in financing activities of $53.2 million were attributable to:

•	$59.5 million in payments on notes and mortgages resulting in an overall decrease in debt outstanding, primarily related to the payoff of the Company’s $47.5 million senior unsecured notes and $11.9 million in payments on the variable rate certificates;

•	$52.8 million for the redemption of partnership interests in HJV;

•	$14.7 million of net repayments under the Company’s line of credit;

•	$26.8 million in Common Stock dividend distributions;

•	$7.9 million in Series A and Series B preferred stock dividend distributions;

•	$4.2 million in distributions to minority interest stockholders; and

•	$2.0 million in financing costs incurred in connection with the Company’s new revolving credit agreement and term loans.

The Company’s cash flows from financing activities were partially offset by:

•	$39.2 million of proceeds from the sale of 2,575,000 shares of its common stock in October 2003;

•	$47.0 million from the issuance of new term notes;

•	$18.5 million of net proceeds from the Series B convertible preferred stock offering and the Series B warrants;

•	$8.6 million from the issuance of additional Series A convertible preferred stock; and

•	$1.3 million of proceeds from the sale of stock and exercised stock options.

Company Derivatives, Contractual Obligations and Minimum Future Lease Obligations & Receipts

Company Derivatives and Contractual Obligations

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company’s derivative financial instruments include interest rate swaps and interest rate collars. During 2003, the Company recognized $0.1 million in income related to the ineffective portion of the interest rate swap with Credit Lyonnais. A net total of $1.7 million, representing the effective portion of all of the Company’s designated cash flow hedges, was recorded into other comprehensive income during 2003.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with BOA. This fixed to floating interest rate swap was on a $25.0 million notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%. The Company designated this swap as a fair value hedge on the $111.0 million seven year fixed rate senior unsecured notes payable. Accordingly, all changes in value of the derivative and hedged item were recorded in earnings. This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002. Proceeds from the termination of $1.1 million were collected in October 2002. The gain resulting from the termination of approximately $0.9 million, recorded as a basis adjustment to notes payable on the balance sheet, is being amortized over the original term of the derivative, through May 2005. At December 31, 2003, the unamortized basis adjustment was $0.4 million.

In conjunction with the offering of certain variable rate certificates, the Company has entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% expiring June 2004 on a notional amount of $25.0 million and an interest rate collar with a floor of 4.42% and a ceiling of 6% expiring August 2005 on an original notional amount of $80.0 million which has been reduced to $61.1 million at December 31, 2003. These derivatives effectively lock in $25.0 million at 3.426% (2.42% plus 1.006%) through June 2004 and lock in $61.1 million at between 4.42% and 6.0% through August 2005. In 2003, the Company entered into two interest rate swaps, one for $30.0 million and one for $25.0 million, which become effective in April 2004. The $30.0 million instrument has a 2.12% fixed rate, and the $25.0 million instrument has a 2.33% fixed rate. Both instruments mature in September 2005.

Contractual Obligations(1)

Set forth below are the Company’s contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit(1)	$10,300	$—	$10,300	$—	$—
Long-term debt(1)	314,274	9,644	259,533	36,390	8,707
Ground leases	22,014	4,639	8,108	5,796	3,471
Mortgage note payable	910	39	88	783	—

Total	$347,498	$14,322	$278,029	$42,969	$12,178

(1)	For more information regarding the Company’s contractual obligations, see Notes 7, 9 and 11 to the Company’s Consolidated Financial Statements included in Item 8 of this report.

The Company’s significant cash requirements that are not contractual in nature, but which are expected, include interest on debt, dividends and purchase obligations such as audit and tax fees. The Company expects to pay interest of approximately $16.5 million over the next year, which includes interest on long-term debt and derivative costs. The Company expects to pay common and preferred dividends of approximately $39.8 million over the next year. The Company also expects to pay audit or audit and tax-related fees of approximately $0.6 million over the next year.

Minimum future receipts at December 31, 2003 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	1 Year	Less than 1-3 Years	3-5 Years	More than 5 Years
Operating leases	$819,375	$62,101	$119,558	$112,880	$524,836
Direct financing leases	1,252	132	198	178	744

Total	$820,627	$62,233	$119,756	$113,058	$525,580

Funds From Operations (FFO)

The Company believes the supplemental non-GAAP measure FFO is a useful indicator of the Company’s operating performance and that the most directly comparable GAAP financial measure to FFO is net income. Management uses FFO as a supplemental measure to conduct and evaluate the business because there are certain limitations associated with using GAAP net income by itself as the primary measure of the Company’s operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental performance measure to exclude historical cost depreciation, among other items, from GAAP net income. The Company’s FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, excluding gains (or losses) from sales of property, income/loss allocable to minority interest holders and extraordinary items and is computed in accordance with the NAREIT “White Paper” definition of FFO. The Company believes that the use of FFO, combined with the required primary GAAP presentations, has improved management’s and the investing public’s understanding of REIT operating results. Further, the use of FFO has made comparisons of those results more meaningful and has enabled the evaluation of the Company’s operating performance compared to other REITs that use the NAREIT definition in order to make more informed business decisions based on industry trends or conditions. Therefore, the Company considers FFO a useful measure for reviewing its comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in the comparison of the operating performance of real estate between periods or as compared to other REITs. FFO should not be considered as an alternative to net income as the primary indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. While the Company adheres to the NAREIT definition of FFO in making its calculation, the Company’s method of calculating FFO may not be comparable to the methods used by other REITs and accordingly may be different from similarly titled measures reported by other companies.

The following table sets forth FFO for the years ended December 31, 2003, 2002 and 2001.

	Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Net income (loss) allocable to common stockholders	$14,138	$7,166	$(25,714)
Real estate depreciation and amortization
Continuing operations	21,167	19,931	19,725
Discontinued operations	1,308	2,442	2,962
Gain on sale of properties
Continuing operations	—	—	(3,611)
Discontinued operations	(11,055)	(4,271)	3
Cumulative effect of change in accounting principle	270	—	—
Adjustments allocable to minority interests	(29)	(108)	(278)

FFO (Basic)	25,799	25,160	(6,913)
Income allocable to minority interests	52	6	(190)
Adjustments allocable to minority interests	29	108	278

FFO (Diluted)	$25,880	$25,274	$(6,825)

Status of Financially Troubled Tenants and Fina Branding Litigation

Motel Enterprises, Inc.

In December 2003, the Company ended its case against Motel Enterprises. As a result, the court released the bond posted by the Company to Motel Enterprises and returned the excess of approximately $60,000, including interest, to the Company. The Company charged off the remainder of the judgment of $0.2 million in 2003. The Company also determined that the statute of limitations had expired with respect to pursuing collection under the Motel Enterprises’ note.

Gant Acquisition, LLC

During 2001, Gant, one of the Company’s tenants, filed for protection under the Bankruptcy Code. The bankruptcy court severed the Master Lease between Gant and the Company, permitting Gant to reject 12 of the properties subject to the Master Lease while continuing to pay rent on the remaining 15 properties. The Company is currently engaged in a series of appeals with respect to that ruling. Two of the 12 rejected properties were sold and six others leased in the fourth quarter of 2003. Depending on the outcome of the appeal, the remaining four properties will either be sold, with all proceeds payable to the Company, or Gant will be responsible for all back rent due. The tenant continues to pay all post-petition obligations as agreed on the remaining 15 properties. At December 31, 2003, there was approximately $0.7 million due from this tenant, of which $0.2 million was reserved.

Lyons of California

As a result of the 2001 bankruptcy filings of Lyons, one of the Company’s tenants, and ICH, its parent, the Company has recorded an allowance for doubtful accounts of $2.5 million and $0.3 million on balances due on notes from Lyons and ICH, respectively. Interest income associated with these notes has not been recognized since September 2001. All of these notes are valued based on the estimated fair value of the collateral, as collateral disposal is the primary means through which the Company will collect proceeds. Management believes that, based on both the bankruptcy plan of reorganization and the settlement agreement discussed below, the Company will collect additional proceeds from the operations of Lyons flagship store and from royalties from the store brand. At December 31, 2003, the Company had $2.4 million of net mortgage loans and notes receivable from Lyons. The loans were secured by certain Lyons restaurant properties.

In February 2004, the Company reached an agreement in principle with Lyons’ administrative creditors. Under this agreement the Company would receive partial paydown on the mortgage notes from the sale of three Lyons stores. In addition, the Company would operate the flagship Lyons store in San Francisco for a fee, and receive proceeds from the store’s sales after the administrative creditors were paid an agreed sum. The Company would own the Lyons brand and receive monthly brand royalties. The Company believes this arrangement, if completed, would make the Company whole on the underlying mortgages and notes receivable. While the Company believes this agreement will be ratified and executed by the parties during the first half of 2004, there can be no assurance that the agreement will be consummated.

Alon USA, L.P.

In August 2003, the Company settled litigation with Alon, the owner of the Fina brand, regarding the branding of the Company’s Fina stations. In February 2003, the Company entered into a lease termination agreement with the tenant of 51 Fina-branded convenience stores in the Dallas market. The Company assumed operations of 25 of the stations and temporarily closed the remaining 26. The original dispute involved whether those Fina stations were required to be operated continuously under the Fina brand. Pursuant to the terms of the settlement agreement, the Company paid Alon approximately $260,000 upon execution of the agreement, agreed to continue to operate the properties under the Fina brand for a specified period and agreed to pay a release fee related to any Fina property sold or leased by the Company if the subsequent operator does not continue operating under the Fina brand. The obligation to pay the release fee may be assigned by the Company to the subsequent owner or operator if they covenant to operate the property as a Fina. However, the Company would be liable in the event of a default by any subsequent owner or operator with respect to the payment of the release fee or the covenant to operate the property under the Fina brand.

Embers

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty and the Company executed a workout agreement whereby Embers would sell all of its real estate, including fee properties owned by the Company that were leased to the tenant, and would remit all net proceeds to the Company until 100% of all mortgage loans, accrued interest, real estate taxes, rent receivables, late fees and other costs had been recovered. Interest income associated with these loans has not been recognized since December 2002. Each quarter, the Company evaluates all of its mortgage loans and real estate associated with this tenant to determine if any asset has been impaired. As a result of this evaluation, a $0.6 million impairment was recognized on the Embers assets during 2003. At December 31, 2003, the Company held mortgage loans receivable of $2.6 million, net book value of real estate and equipment of $0.7 million and rent receivables and other assets of $0.2 million related to Embers. Subsequent to year end, another Embers fee-owned property was sold for proceeds of $0.8 million, and a mortgage property was sold for proceeds of $0.6 million which reduced the Embers mortgage balance due the Company.

Inflation

While a few of the Company’s leases are subject to adjustments for increases in the Consumer Price Index, the majority of the leases contain fixed escalation clauses which reduce the risk to the Company of the adverse effects of inflation. Additionally, to the extent inflation increases tenant’s sales volume, percentage rents may tend to offset the effects of inflation on the Company. Because triple net leases also require the restaurant operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs (including environmental costs) and insurance, some or all of the inflationary impact of these expenses will be borne by the property operator and not by the Company. Inflation does impact the Company through the purchase of gasoline by the retail segment.

Seasonality

Restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increased leisure travel. This seasonality can be expected to cause fluctuations in the Company’s quarterly revenue to the extent it recognizes percentage rent.

New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003 and was adopted by the Company on July 1, 2003. This Statement is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company entered into no new derivative instruments which were effective during 2003; however, two interest rate swap contracts were entered into during 2003 which are effective in April 2004. Management will evaluate all future derivative instruments under the provisions of SFAS No. 149, including those becoming effective in 2004, to determine whether there is an impact on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was adopted by and effective for the Company on July 1, 2003. This Statement addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. See Note 11, “Stockholders’ Equity and Minority Interests”, for management’s evaluation of the Series B Convertible Preferred Stock Management also examined its classification of its minority interests under the guidance of SFAS No. 150. At this time, management believes the current classification of its minority interests in the Company’s Consolidated Balance Sheets at December 31, 2003 is appropriate. Management redeemed the HJV minority interest prior to year end and replaced the interest with a combination of debt and equity instruments. The Company will continue to monitor its remaining financial instruments which have characteristics of both debt and equity for appropriate classification under SFAS No. 150.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 is generally effective prospectively for guarantees issued or modified after December 31, 2002. FIN No. 45 also requires liability recognition for certain types of debt. The Interpretation requires a guarantor to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation. See Note 10, “Commitments and Contingencies,” for disclosure of the Company’s guarantees at December 31, 2003.

FIN No. 46, “Consolidation of Variable Interest Entities” was issued in January 2003 and was amended in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN, and the amendment thereto, do not affect the Company at this time as it has no interests that would require consolidation under this Interpretation.

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

Market Risk on Investments

The fair value of the Company’s investment portfolio would be negatively affected by a decrease in interest rates. Since the majority of the Company’s investments are interest-bearing and therefore subject to the market risk of loss from a decline in rates, the Company’s future earnings and cash flows could be affected adversely. However, at December 31, 2003, the Company’s investment portfolio has been reduced to $0.4 million, and changes in value relating to market risks would not significantly impact the Company’s operations. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

Market Risk on Variable Rate Debt

The Company’s interest rate risk is sensitive to interest rate changes on its variable rate debt. The Company had total outstanding debt of $325.9 million at December 31, 2003, of which approximately $213.6 million was variable rate debt. Of this amount, $72.4 million, or 33.9% was unhedged. All other things being equal, the interest expense on the Company’s unhedged variable rate debt will decrease as interest rates decline and will increase as rates rise. Exposure to interest rate risk is generally managed using derivative financial instruments, such as interest rate swaps, in conjunction with a portion of the Company’s variable rate debt to mitigate the interest rate risk on an associated financial instrument or to lock in an interest rate on its variable rate debt under its credit agreement with BOA and its Triple Net Lease Mortgage Certificates. Fair values for the Company’s derivative instruments were obtained from broker statements. As it relates to unhedged variable rate debt, if market interest rates average 1% more than in 2003, the impact related to additional annual interest expense would decrease net income and cash flows by $0.6 million for 2004. This amount was determined by calculating the effect of a hypothetical interest rate on the Company’s unhedged variable rate debt. This sensitivity analysis assumes that there are no changes in the Company’s financial structure. Management believes that the fair value of its variable rate debt equals its carrying value at December 31, 2003 and 2002.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate debt is also subject to market risk. Fixed rate debt outstanding at December 31, 2003 was $111.9 million with a weighted average interest rate of 7.2%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes payable and the mortgage note payable totaling $111.9 million at December 31, 2003 had a fair value of $113.3 million based on interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

Item 8.	Financial Statements and Supplementary Data.

The financial information and supplementary data begin on page F-1 of this Annual Report on Form 10-K. Such information is incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls	and Procedures.

Disclosure Controls and Procedures

As of December 31, 2003, management, under the supervision and with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In its

January 16, 2004 and February 20, 2004 Letters to the Audit Committee, the Company’s auditors noted that the Company’s process of transferring information relevant to the Company’s accounting and financial reporting activities from knowledgeable non-accounting personnel to the accounting department in a timely manner is not adequate. Further, the Company does not always allow for timely and adequate consideration of existing authoritative accounting literature that provides guidance on the appropriate accounting for certain situations due to resource limitations. The Company is in the process of mitigating the conditions noted above and is assessing opportunities for improvements to its internal control system. In that regard, management has undertaken internal communication training, has initiated regularly scheduled meetings with appropriate department heads to assure open communications and is in the process of analyzing its resources for appropriate levels and competencies. Based on this evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Except as noted above, there were no significant changes in the Company’s internal control or in other factors that could have a significant adverse effect on these controls subsequent to the date of such evaluation, including any corrective actions in regard to significant deficiencies and material weaknesses.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors of the Company.

Name	Age	Principal Occupation	Director Since
David M. West	46	Mr. West was elected Chairman of the Board, a Director and Interim Chief Executive Officer in March 2001 (he resigned as Interim Chief Executive Officer in June 2001 at the time Mr. Stetson was elected Chief Executive Officer) in connection with the closing of a significant common stock investment by Lone Star Fund III (U.S.), L.P. and its affiliates (“Lone Star Funds”) in the Company. Lone Star Funds is one of the largest opportunity funds in the world, with over $8 billion of equity capital under management. Mr. West is also a member of the Compensation Committee and the Executive Committee of the Company. Mr. West is the President of Lone Star U.S. Acquisitions, LLC and, in that capacity, directs all North American origination, underwriting and asset management efforts for Lone Star Funds. Prior to joining Lone Star Funds in 1998, Mr. West was a Senior Vice President with L.J. Melody & Company where he was responsible for originating real estate debt and equity transactions. His professional experience also includes 15 years with General Electric Capital Commercial Real Estate where, as Senior Vice President/Territory Manager, he led the real estate investment group for the Southwest United States. Mr. West is a director or officer of several non-public companies which are owned or controlled by Lone Star Funds or affiliates of Lone Star Funds.	March 2001

Len W. Allen, Jr.	39	Mr. Allen is a Director of the Company and a member of the Executive Committee. Since August 2000, Mr. Allen has served as Executive Vice President of Lone Star U.S. Acquisitions LLC where he is responsible for originating investment opportunities in North America for the affiliated funds. From February 1997 until he joined Lone Star Funds, Mr. Allen was Executive Vice President of Hudson Advisors LLC, an affiliate, where he was responsible for managing portfolios of assets located in North America. Mr. Allen’s previous experience also includes Lehndorff USA, a diversified real estate company with holdings throughout the United States.	March 2001

G. Steven Dawson	46	Mr. Dawson is a Director of the Company and serves as chairman of the Audit Committee. He also has been designated as the “independent” “financial expert” of the Audit Committee, as such terms are defined in the Rules of the Securities and Exchange Commission. He is currently a private investor who is active on the boards of four real estate investment trusts (“REITs”), two of which are in their initial public offering stages, and one, AMREIT, which is traded on the American Stock Exchange. He also serves on the board of a private company which is a national provider of network cabling to commercial property owners. He generally sits on the audit committees of each of these companies either as a member or as the chairman, and he serves on special committees, governance/nominating committees, compensation committees and in the case of AMREIT, as the lead outside director. From 1990 until 2003, Mr. Dawson served as Senior Vice President and Chief Financial Officer of Camden Property Trust (or its predecessors	June 2000

Name	Age	Principal Occupation	Director Since
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

John C. Deterding	72	Mr. Deterding is a Director of the Company, Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee. He has been the owner of Deterding Associates, a real estate consulting company, since June 1993. From 1975 until June 1993 he served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation. From November 1989 to June 1993, Mr. Deterding served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He served as Director of GECC Financial Corporation from 1986 to 1993. He currently serves as trustee for Fund I and Fund II of Fortress Registered Investment Trust and serves on both its audit and compensation committees He was formerly a trustee for BAI and the Urban Land Institute and was a director of Patriot American.	June 2001

Robert Gidel	52	Mr. Gidel is a Director of the Company, Chairman of the Compensation Committee, a member of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Since 1998, Mr. Gidel has been the Managing Director of Liberty Partners, L.P., a partnership which makes investments in real estate operating companies and partnerships. Since 1966, Mr. Gidel has been the independent member of the Independent Investment Committee of the Loan Star Funds. The investment committee approves, but does not generate, all investments made by the Loan Star Funds. Through April 1998 (when it merged with EastGroup Properties), Mr. Gidel was the President, Chief Executive Officer and a Director of Meridian Point Realty Trust VIII, a publicly traded REIT specializing in industrial properties. Through April 1997, Mr. Gidel served as President, COO and a Director of Paragon Group, Inc., a publicly traded REIT that owned multifamily apartments located in the southern states, and from 1995 through 1996, served as President of Paragon Group Property Services, a related subsidiary providing property management services. From 1995 until 1997, Mr. Gidel was a Partner and the COO of Brazos Principal GenPar, the general partner of the Brazos Fund, and served as President, COO and a Director of Brazos Asset Management, the general partner of Brazos Partners, from 1993 to 1995. Both Brazos entities were real estate opportunity funds sponsored by affiliates of Robert M. Bass and had assets in excess of $1 and $3 billion, respectively. Prior to 1993, Mr. Gidel served in several executive management positions with Alex Brown Kleinwort Benson Realty Advisors and Heller Financial. Mr. Gidel is currently a member of the Board of Directors of two publicly traded REITs—Developers Diversified Realty Corporation (of which he is a member of the audit and compensation committees and is	March 2001

Name	Age	Principal Occupation	Director Since
		the chairman of the compensation committee) and Global Signal, Inc. and two investment companies—Fortress Registered Investment Trust. and Fortress Registered Investment Fund II LLC.

James H. Kropp	55	Mr. Kropp is a Director of the Company and a member of the Compensation Committee and the Nominating and Corporate Governance Committee. He has been a Managing Director of Christopher Weil & Company, Inc. (“CWC”), a securities broker-dealer and registered investment advisor, since April 1995. During Mr. Kropp’s tenure at CWC, CWC has participated in multiple transactions with the Company, including the acquisition of the QSR (1997) and Divall (1998) portfolios, managing a portfolio of publicly-traded restaurant bonds and the investment in the Company’s Common Stock by Lone Star Funds (March 2001). From July 1994 to November 1994, he was Executive Vice President and Chief Financial Officer of Hospitality Investment Trust, a REIT. From 1989 to July 1994, he was Managing Director of MECA Associates USA, a real estate advisory and asset management company serving institutional property owners. He currently serves as a Director of PS Business Parks and Madison Park Real Estate Investment Trust, a non-public REIT.	June 2001

Robert J. Stetson	53

Mr. Stetson is a Director of the Company, a member of the Executive Committee and has been Chief Executive Officer of the Company since June 2001. He served as the Chief Executive Officer and President of the Company from its formation in January 1997 until October 1999. From May 1994 until December 2000, Mr. Stetson also served as President and a Director of QSV Restaurant Properties, Inc. (“QSV”), the former general partner of U.S. Restaurant Properties Master

L. P. (“USRP Master L.P.”), the predecessor to the Company, and, until October 1999, was also Chief Executive Officer of QSV. From 1987 until 1992, Mr. Stetson served as the Chief Financial Officer and later President-Retail Division of Burger King Corporation and Chief Financial Officer and later Chief Executive Officer of Pearle Vision. As Chief Financial Officer of Burger King Corporation, Mr. Stetson was responsible for managing more than 950 restaurants that Burger King Corporation leased to tenants. Prior to 1987, Mr. Stetson served in several positions with PepsiCo Inc. and its subsidiaries, including Chief Financial Officer of Pizza Hut, Inc.

			January 1997

Gregory I. Strong	47	Mr. Strong is a Director of the Company and a member of the Executive Committee. Mr. Strong serves as Executive Vice President of Hudson Advisors LLC, an affiliate of Lone Star Funds, where he currently oversees the management of portfolios in North America. Mr. Strong began his career at Brazos Asset Management (the predecessor to Hudson Advisors LLC) in 1993 as an asset manager and underwriter of real estate portfolios. In 1995, he was promoted to Director of Underwriting where he served until his next promotion to Portfolio Manager of the European assets under management. Prior to 1993, Mr. Strong worked for other diversified real estate companies including American Real Estate Group, American Residential Properties and the FDIC/FADA.	March 2001

Executive Officers of the Company.

The executive officers of the Company serve at the discretion of the Board of Directors and are chosen annually by the Board of Directors at its first meeting following the annual meeting of Stockholders. The following table sets forth the names and ages of the executive officers and directors of the Company and the positions held with the Company by each individual.

Name	Age	Title
Robert J. Stetson	53	Chief Executive Officer, Director
Harry O. Davis	47	Chief Operating Officer
Stacy M. Riffe	38	Chief Financial Officer

For a description of the business experience of Mr. Stetson, see “Directors of the Company” above.

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

Stacy M. Riffe. Ms. Riffe joined the Company in October 2002 as Chief Financial Officer. From November 1999 until joining the Company, Ms. Riffe served as Chief Financial Officer of Mail Box Capital Corporation d/b/a The Mail Box, a printing and mailing company. From April 1998 until November 1999, Ms. Riffe served as Chief Financial Officer of Pinnacle Restaurant Group, LLC, which was the owner/operator of Harrigan’s Grill and Bar restaurants. From January 1996 until November 1997, Ms. Riffe was Chief Financial Officer of Casa Olé Restaurants, Inc. (currently Mexican Restaurants, Inc.). From 1991 until 1996, Ms. Riffe held various positions, including Controller, with Spaghetti Warehouse, Inc. Prior to 1991, Ms. Riffe was an auditor for the Dallas office of KPMG Peat Marwick.

Compliance with Section 16(a) of the Exchange Act.

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

To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, during 2003, the Company’s officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics.

The Nominating and Corporate Governance Committee of the Company’s Board of Directors has adopted a code of business and ethics for directors, officer and employees, known as the Code of Business Conduct and Ethics. The Board of Directors is in the process of adopting the Code of Business Conduct and Ethics, and once adopted, the Code of Business Conduct and Ethics will be available on the Company’s website at “http://www.usrp.com.” Stockholders will be able to request a free copy of the Code of Business Conduct and Ethics from:

U.S. Restaurant Properties, Inc.

Attention: Investor Relations

12240 Inwood Road, Suite 300

Dallas, Texas 75244

(972) 387-1487, extension 147

We have also adopted a Code of Ethical Conduct for Senior Financial Officers setting forth a code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, which will be available on our website at “http://www.usrp.com.” Stockholders may request a free copy of the Code of Ethical Conduct for Senior Financial Officers from the address and phone number set forth above.

Corporate Governance Guidelines.

The Nominating and Corporate Governance Committee of the Company’s Board of Directors has adopted Corporate Governance Guidelines, which the Board of Directors is in the process of adopting. Once adopted, the Corporate Governance Guidelines will be available on our website at “http://www.usrp.com.” Stockholders will be able to request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under “Code of Ethics.”

Item 11. Executive	Compensation.

Compensation of Directors.

Directors who are not employees of the Company are paid a $14,000 annual retainer and receive 1,000 shares of restricted stock each year upon election or re-election, as appropriate. The restricted stock shares are awarded under the Company’s Flexible Incentive Plan and vest over the next year if the directors serve through the year. Each committee chairman receives an additional $6,000 per annum, and the audit committee chairman also receives $5,000 of the Company’s common stock each year. Directors who are employees of the Company as well as Mr. West, Mr. Allen and Mr. Strong are not paid any director’s fees. Directors also receive $1,000 for each Board or committee meeting attended in person and $250 per meeting attended telephonically. The Company may reimburse all directors for their travel expenses incurred in connection with attending meetings and their activities on behalf of the Company.

Compensation of Executive Officers.

The following table sets forth certain information with respect to annual and long-term compensation for the period ended December 31, 2003, paid or accrued with respect to each of the Company’s executive officers (the “Executive Officers”).

	Annual Compensation							Long-Term Compensation Awards	All Other Compensation
Name and Principal Position	Year	Salary		Bonus			Other Annual Compensation	Securities Underlying Options
Robert J. Stetson Chief Executive Officer, Director	2003 2002 2001	$ $ $	250,000 245,192 135,417	$ $ $	450,000 100,000 50,000		— — —	— — 200,000	— — —
Harry O. Davis Chief Operating Officer	2003 2002 2001	$ $ $	127,308 107,610 89,440	$ $ $	55,800 30,000 41,475	(4)	— — —	— 15,000 15,000	— — —

Stacy M. Riffe(1) Chief Financial Officer	2003 2002	$ $	158,115 25,962	$ $	76,780 10,000	(3)	— —	— 20,000	$20,000 —	(2)

(1)	Ms. Riffe was appointed as Chief Financial Officer in October 2002.
(2)	Represents cash payment resulting from delay in issuing options.
(3)	Consists of $40,000 cash and 2,000 shares of common stock.
(4)	Consists of $43,600 cash and 663 shares of common stock.

Option Grants.

No options were granted to Executive Officers during the fiscal year ended December 31, 2003, including options granted under the Company’s Flexible Incentive Plan that the Stockholders approved in 1997 and amended in 1998.

Option Exercises and Year-End Option Values.

The following table sets forth certain information concerning option exercises during the 2003 fiscal year and the value of the unexercised options at December 31, 2003 held by the Executive Officers.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION/SAR VALUES

Name	Shares Acquired On Exercise	Realized Value	Number of Securities Underlying Unexercised Options/SARs at Fiscal Year-End		Value of Unexercised in-the-Money Options/SARs at Fiscal Year-End
			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert J. Stetson	110,000	$481,070	—	—	$—	$—
Harry O. Davis	8,000	$23,200	12,500	7,500	$38,000	$30,300
Stacy M. Riffe	—	$—	10,000	10,000	$27,900	$27,900

(1)	The fair market value on December 31, 2003 of the Common Stock underlying the options was $17.04 per share.

Employment Agreement

The Company has entered into an employment agreement with Mr. Stetson as of July 1, 2003. This agreement, which provides for a minimum salary of $250,000 per year, as well as a bonus of up to $100,000 which is payable based on the attainment of specific goals. The agreement also provides for the immediate vesting of 15,000 shares of restricted stock to be granted to Mr. Stetson by March 31, 2004 (which otherwise vest on July 1, 2005) if certain situations occur such as termination without cause or a change in control of the Company. Two months prior to expiration, unless notification of termination is given, this agreement extends for one year from the date of expiration.

Severance Arrangements

The Company has entered into severance agreements with Mr. Davis and Ms. Riffe as of January 1, 2004. These agreements, which each have an initial term of five years, provide for severance payments if certain situations occur such as termination without cause or a change in control of the Company. If a change in control of the Company occurs, each of Mr. Davis and Ms. Riffe shall be entitled to receive a payment equal to half their salary at such time. In addition, if either Mr. Davis or Ms. Riffe is terminated following a change in control (other than for cause), he or she would be entitled to an additional payment equal to one times his or her salary at such time. If at any time, either Mr. Davis or Ms. Riffe is terminated (other than following a change in control) other than for cause, he or she would be entitled to a severance payment equal to three-quarters his or her salary at such time.

Compensation Committee Interlocks and Insider Participation.

The Compensation Committee consists of members of the Board of Directors who are neither former nor current officers or employees of the Company or any of its subsidiaries. Robert J. Stetson serves on the Board of Directors of Shoney’s, Inc. Mr. David West is an executive officer of Shoney’s, Inc. and serves on the Compensation Committee of the Company.

Item 12. Security	Ownership of Certain Beneficial Owners and Management.

Security Ownership of Certain Beneficial Owners.

The following table and the notes thereto set forth certain information with respect to the beneficial ownership of shares of Common Stock, at March 5, 2004, by each person or group within the meaning of Section 13(d)(3) of the Exchange Act who is known to the management of the Company to be the beneficial owner of more than five percent of the outstanding Common Stock of the Company:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		Percent of Class
LSF3 Capital Investments I, LLC	1,382,633	(1)	6.1%

(1)	The sole member of LSF3 Capital Investments I, LLC, a Delaware limited liability company (Investments I), is LSF3 REOC I, L.P., a Delaware limited partnership (REOC). The general partner of REOC is LSF3 GenPar I, LLC, a Delaware limited liability company (GenPar). The sole member of GenPar is Lone Star Fund III (U.S.), L.P., a Delaware limited partnership (Lone Star US). The general partner of Lone Star US is Lone Star Partners III, L.P., a Bermuda limited partnership (Partners III). The general partner of Partners III is Lone Star Management Co. III, Ltd., a Bermuda exempt limited liability company (Management III). John P. Grayken, a citizen of Ireland, is the sole stockholder, a director and President of Management III. Mr. Grayken is also sole shareholder and sole director of Advisors GenPar, Inc., a Texas corporation (Advisors GenPar). Hudson Advisors, LLC, a Texas limited liability company (Hudson) is an asset manager, and, pursuant to a proxy granted by Investments I, has certain voting rights with respect to the shares of our common stock owned by Investments I, pursuant to an agreement among Investments I and Hudson. The managing member of Hudson is Hudson Advisors Associates, L.P., a Texas limited partnership (Advisors). The general partner of Advisors is Advisors GenPar. The “Percent of Class” is computed by dividing the number of shares of our common stock owned by such stockholder by the total number of shares of outstanding common stock at March 5, 2004 (22,534,976 shares). The address of the principal offices and business address of Investments I, REOC, GenPar and Lone Star US is 717 North Harwood Street, Suite 2200, Dallas, Texas 75201. The address of the principal offices and business address of Hudson, Advisors and Advisors GenPar is 717 North Harwood Street, Suite 2100, Dallas, Texas 75201. The address of the principal offices and business address of Partners III and Management III is Washington Mall, Suite 104, 7 Reid Street, Hamilton, HM 11, Bermuda. The business address of Mr. Grayken is 50 Welbeck Street, London, United Kingdom, W1G 9XW.

Security Ownership of Management

The following table and the notes thereto set forth certain information with respect to the beneficial ownership of shares of Common Stock of the Company, at March 5, 2004 by each Director, each Executive Officer and by all Executive Officers and Directors as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Robert J. Stetson 12240 Inwood Road, Suite 300 Dallas, Texas 75244	479,824	(2)	2.1%

Harry O. Davis 12240 Inwood Road, Suite 300 Dallas, Texas 75244	26,224	(3)	*

Stacy M. Riffe 12240 Inwood Road, Suite 300 Dallas, Texas 75244	10,000	(4)	*

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
David M. West 717 N. Harwood Street, Suite 2200 Dallas, Texas 75201	5,000		*

Len W. Allen, Jr. 717 N. Harwood Street, Suite 2200 Dallas, Texas 75201	—		N/A

G. Steven Dawson 3555 Maranatha Drive Sugar Land, Texas 77479	17,448	(5)	*

John C. Deterding 107 N. Waterview Richardson, Texas 75080	11,163	(6)	*

Robert Gidel 3001 N. Rocky Point Drive East, Suite 200 Tampa, Florida 33607	10,000	(7)	*

James H. Kropp 13335 Winstanley Way San Diego, California 92130	11,000	(8)	*

Gregory I. Strong 717 N. Harwood Street, Suite 2200 Dallas, Texas 75201	—		N/A

All Directors and Executive Officers (10 persons)	570,659		2.5%

*—Less	than 1%
(1)	Except as otherwise indicated, (i) the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, and (ii) none of the shares shown in this table or referred to in the footnotes hereto are shares of which the persons named in this table have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) promulgated under the Exchange Act.
(2)	Includes 934 shares of Common Stock held in a 401(k) plan.
(3)	Includes 2,224 shares of Common Stock held in a 401(k) plan and 12,500 shares of Common Stock subject to options currently exercisable. Does not include 3,845 shares of Common Stock beneficially owned by his wife as to which he disclaims any beneficial ownership.
(4)	Includes 10,000 shares of Common Stock subject to options currently exercisable.
(5)	Includes 8,000 shares of Common Stock subject to options currently exercisable and 5,161 shares of Common Stock issuable upon conversion of 5,500 shares of Series A Preferred Stock currently owned by Mr. Dawson.
(6)	Includes 8,000 shares of Common Stock subject to options currently exercisable.
(7)	Includes 8,000 shares of Common Stock subject to options currently exercisable.
(8)	Includes 1,000 shares held in an IRA account in his name and 4,000 shares of Common Stock subject to options currently exercisable.

The only equity compensation plan that the Company has is its Flexible Incentive Plan, which was approved by the Company’s Stockholders. Set forth below is certain information with respect to that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	113,500	$14.55	557,686
Equity compensation plans not approved by security holders	—	—	—

Total	113,500	$14.55	557,686

Item 13. Certain	Relationships and Related Transactions.

In March 2000, the Company advanced $400,000 to Mr. Stetson, the Company’s Chief Executive Officer, for the purchase of Common Stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March 2006. During the third quarter of 2002, this promissory note was paid down by $125,000. At December 31, 2003, there was a balance of $275,000 due on this note.

In January 2002, the Company advanced $24,000 to Harry O. Davis for the purchase of Common Stock of the Company. The promissory note provides for an interest rate of 6% per annum and quarterly payments of interest only through December 2006, with a final payment of principal and interest due in January 2007.

On April 10, 2002, LSF 4 Acquisition (owned 90.1% by Lone Star U.S. Acquisitions LLC and 9.9% by U.S. Restaurant Properties Operating L.P.) merged into Shoney’s, with Shoney’s being the surviving entity. Pursuant to the terms of the merger, all of the outstanding shares of common stock of Shoney’s were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition was converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger. Pursuant to the terms of the financing arrangements entered into in connection with the financing of the merger, U.S. Restaurant Properties Operating L.P. became owner of 7.5% of the equity of the sole shareholder of Shoney’s. U.S. Restaurant Properties Operating Partnership had no obligation to fund any additional capital requirements of the entity, other than its initial capital contribution; however, in December 2002, it did contribute an additional $0.9 million as part of a capital call. The Company had purchased 51 properties from Shoney’s at December 31, 2002 and acquired 59 additional properties in 2003. On October 6, 2003, the Company sold its 7.5% equity interest in Shoney’s, Inc. to the other shareholder of the parent company. Net proceeds on the transaction were $4.5 million with the Company recognizing a gain of approximately $2.1 million.

Item 14. Principal	Accountant Fees and Services.

Aggregate fees billed to the Company for the years ended December 31, 2003 and 2002 by the Company’s principal accounting firm, Deloitte & Touche LLP, were as follows:

	2003	2002
Audit Fees	$414,500	$248,600
Audit Related Fees	24,700	7,000
All Other Fees	—	—

Total Fees	$439,200	$255,600

The Audit Committee has determined the provision of the services included within “Audited Related Fees” and “All Other Fees” to be compatible with maintaining the principal accountant’s independence. Audit Fees are for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements and review of financial statements included in the registrant’s Form 10-Q. Audit-Related Fees are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

PART IV

Item 15. Exhibits,	Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) Financial Statements

For a list of the consolidated financial statements of U.S. Restaurant Properties, Inc. filed as part of this Annual Report on Form 10-K, see page F-1 herein.

(a) (2) Financial Statement Schedules

Valuation and Qualifying Accounts.

Real Estate and Accumulated Depreciation.

All other schedules have been omitted because the required information of such other schedules is not present, or is not present in amounts sufficient to require submission of the schedule or is included in the consolidated financial statements.

(b) Reports on Form 8-K

A report on Form 8-K dated October 14, 2003 was filed with the Securities and Exchange Commission on October 27, 2003 reporting the issuance of a press release on October 14, 2003 announcing the pricing for the public offering of 4,075,000 shares of the Company’s common stock.

A report on Form 8-K dated November 6, 2003 was filed with the Securities and Exchange Commission on November 7, 2003 reporting the issuance of a press release on November 6, 2003 announcing its financial results for the quarter ended September 30, 2003.

A report on Form 8-K dated December 15, 2003 was filed with the Securities and Exchange Commission on December 15, 2003 to update the Company’s historical financial statements included in its current annual report on Form 10-K filed on August 8, 2003, as amended, for discontinued operations that have resulted from dispositions of real estate assets during the period from July 1 through September 30, 2003 in accordance with Statement of Financial Accounting Standards No. 144.

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

Date: March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S. Restaurant Properties, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ROBERT J. STETSON Robert J. Stetson	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2004

/s/ STACY M. RIFFE Stacy M. Riffe	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	March 15, 2004

/s/ DAVID M. WEST David M. West	Chairman of the Board of Directors and Director	March 15, 2004

/s/ LEN W. ALLEN, JR.	Director	March 15, 2004
Len W. Allen, Jr.

/s/ G. STEVEN DAWSON	Director	March 15, 2004
G. Steven Dawson

/s/ JOHN C. DETERDING	Director	March 15, 2004
John C. Deterding

/s/ ROBERT GIDEL	Director	March 15, 2004
Robert Gidel

/s/ JAMES H. KROPP	Director	March 15, 2004
James H. Kropp

/s/ GREG I. STRONG	Director	March 15, 2004
Greg I. Strong

INDEPENDENT AUDITORS’ REPORT

The Board of Directors and Shareholders

U.S. Restaurant Properties, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Restaurant Properties, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements under the caption “Long-Lived Assets”, the Company changed its method of accounting for discontinued operations in 2002 as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As discussed in Note 2 to the consolidated financial statements under the caption “Asset Retirement Obligations”, the Company changed its method of accounting for asset retirement obligations in 2003 as required by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

DELOITTE & TOUCHE LLP

Dallas, Texas

March 12, 2004

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2003	December 31, 2002
Assets
Property, net
Land	$211,862	$202,404
Buildings and leasehold improvements	369,391	372,191
Machinery and equipment	12,231	11,868

	593,484	586,463
Less: accumulated depreciation	(109,934)	(100,002)

	483,550	486,461
Construction in progress	35	256
Cash and cash equivalents	13,855	4,392
Restricted cash and marketable securities	3,138	2,211
Rent and other receivables, net (includes $1,343 and $2,531 allowance for doubtful accounts at December 31, 2003 and 2002, respectively)	7,903	9,244
Straight line rent receivables, net (includes $440 and $484 allowance for doubtful accounts at December 31, 2003 and 2002, respectively, and $3,482 and $3,746 of remodel grants at December 31, 2003 and 2002, respectively)	15,295	15,600
Prepaid expenses and other assets	1,362	1,409
Inventories	2,986	1,289
Investments	405	3,025
Notes receivable, net (includes $13 due from related parties in 2002 and $2,887 and $3,636 allowance for doubtful accounts at December 31, 2003 and 2002, respectively)	6,247	10,268
Mortgage loans receivable, net (includes $252 and $583 allowance for doubtful accounts at December 31, 2003 and 2002, respectively)	10,170	34,469
Net investment in direct financing leases	256	518
Deferred financing costs and intangibles, net	9,327	9,935

Total assets	$554,529	$579,077

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$19,458	$19,894
Accrued dividends and distributions	2,491	2,181
Line of credit	10,300	25,000
Interest rate derivatives at fair value	2,671	4,536
Notes payable	314,696	327,428
Mortgage note payable	910	946

Total liabilities	350,526	379,985

Commitments and contingencies
Minority interests	1,074	52,845

Stockholders’ equity
Preferred stock, $0.001 par value per share: Series A Cumulative Convertible Preferred Stock—50,000 shares authorized, 4,084 and 3,680 shares issued and outstanding at December 31, 2003 and 2002, respectively (aggregate liquidation value of $102,107 and $92,000, respectively)	4	4
Series B Convertible Preferred Stock—20 shares authorized, 20 shares issued and outstanding at December 31, 2003 (aggregate liquidation value of $20,000)	—	—
Common stock, $0.001 par value per share; 100,000 shares authorized, 22,527 and 19,832 shares issued and outstanding at December 31, 2003 and 2002, respectively	23	20
Additional paid-in capital	395,626	327,756
Excess stock, $0.001 par value per share; 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(2,671)	(4,411)
Loans to stockholders for common stock	(299)	(299)
Distributions in excess of net income	(189,754)	(176,823)

Total stockholders’ equity	202,929	146,247

Total liabilities and stockholders’ equity	$554,529	$579,077

See Notes to Consolidated Financial Statements

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2003	2002	2001
Revenues
Rental income	$60,827	$59,485	$59,634
Tenant expense reimbursements	3,362	2,924	2,941
Lease termination fees	1,745	92	591
Interest on real estate loans	3,085	3,273	3,278
Retail operations	56,820	37,856	13,557

Total revenues	125,839	103,630	80,001
Expenses
Ground rent	3,825	3,106	3,468
Property taxes	1,006	976	644
Other property	1,431	990	358
Legal	2,118	2,888	1,238
Depreciation and amortization	21,283	19,975	19,631
Impairment of long-lived assets	1,855	447	16,133
Provision for doubtful accounts	168	(2,000)	4,391
General and administrative	11,129	9,953	8,222
Retail cost of sales	47,404	32,079	12,726

Total expenses	90,219	68,414	66,811
Gain on sale of property	—	—	3,611
Gain on sale of investments	2,105	208	306

Income from continuing operations	37,725	35,424	17,107
Non-operating income	36	732	2,023
Interest expense	(20,126)	(22,306)	(35,000)
Minority interests	(4,147)	(4,681)	(4,485)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	13,488	9,169	(20,355)
Income from discontinued operations	9,041	5,099	1,743
Cumulative effect of change in accounting principle	(270)	—	—

Net income (loss)	22,259	14,268	(18,612)
Dividends on preferred stock	(8,121)	(7,102)	(7,102)

Net income (loss) allocable to common stockholders	$14,138	$7,166	$(25,714)

Basic and diluted net income (loss) per share:
Income (loss) from continuing operations allocable to common stockholders	$0.27	$0.10	$(1.53)
Income from discontinued operations	0.44	0.26	0.10
Cumulative effect of change in accounting principle	(0.01)	—	—

Net income (loss) per share	$0.70	$0.36	$(1.43)

Weighted average shares outstanding
Basic	20,229	19,660	17,999
Diluted	20,317	19,762	17,999

See Notes to Consolidated Financial Statements

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Net income (loss)	$22,259	$14,268	$(18,612)
Cumulative effect of change in accounting for derivative instrument	—	—	(1,474)
Reclassification adjustment—hedge settlement	(110)	—	1,474
Other comprehensive income (loss):
Change in unrealized loss on derivative valuation	1,850	(1,862)	(2,549)
Change in unrealized loss on investments	—	2,522	(682)

Comprehensive income (loss)	$23,999	$14,928	$(21,843)

See Notes to Consolidated Financial Statements

U.S. RESTAURANT PROPERTIES, INC. CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY For the Years Ended December 31, 2003, 2002 and 2001 (In thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Addit. Paid-in Capital	Accum. Other Compre- hensive Income (Loss)	Loans To Stock- holders	Distributions In Excess of Net Income	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances at January 1, 2001	3,680	$4	—	$—	17,417	$17	$302,634	$(1,840)	$(300)	$(110,190)	$190,325
Net loss										(18,612)	(18,612)
Purchase of common stock by officers					100	1	1,099		(550)		550
Cumulative effect of change in accounting for derivative instrument								(1,474)			(1,474)
Reclassification adjustment								1,474			1,474
Proceeds from sale of common stock					1,877	1	19,837				19,838
Proceeds from exercised stock options					83		880				880
Stock-based compensation to employees and others					8		321				321
Common stock repurchased and retired					(26)		(323)				(323)
Other comprehensive loss—
Change in unrealized loss on derivatives								(2,549)			(2,549)
Change in unrealized loss on investments								(682)			(682)
Distributions declared on common stock										(26,046)	(26,046)
Distributions declared on preferred stock										(7,102)	(7,102)

Balances at December 31, 2001	3,680	4	—	—	19,459	19	324,448	(5,071)	(850)	(161,950)	156,600
Net income										14,268	14,268
Purchase of common stock by officers					10		120		(24)		96
Repayment by officers of loans for common stock purchases									763		763
Common stock received and retired as repayment of officer loans					(20)		(287)		287		—
Reclassification of officer notes									(475)		(475)
Proceeds from exercised stock options					162	1	1,749				1,750
Stock-based compensation to employees and others							315				315
Common stock issued to redeem guaranteed price OP units					221		1,411				1,411
Other comprehensive income (loss)—
Change in unrealized loss on derivatives								(1,862)			(1,862)
Change in unrealized loss on investments								2,522			2,522
Distributions declared on common stock										(23,815)	(23,815)
Distributions declared on preferred stock										(5,326)	(5,326)

Balances at December 31, 2002	3,680	4	—	—	19,832	20	327,756	(4,411)	(299)	(176,823)	146,247
Net income										22,259	22,259
Proceeds from issuance of Series A preferred stock	404	—					8,572				8,572
Proceeds from issuance of Series B preferred stock			20	—			18,200				18,200
Proceeds from issuance of Series B preferred stock warrants							338				338
Series B preferred stock accretion							172			(172)	—
Proceeds from sale of common stock					2,575	3	39,246				39,249
Proceeds from exercised stock options					120	—	1,322				1,322
Stock-based compensation to employees							20				20
Other comprehensive income (loss)—
Reclassification adjustment-hedge settlement								(110)			(110)
Change in unrealized loss on derivatives								1,850			1,850
Distributions declared on common stock										(27,110)	(27,110)
Distributions declared on preferred stock										(7,908)	(7,908)

Balances at December 31, 2003	4,084	$4	20	$—	22,527	$23	$395,626	$(2,671)	$(299)	$(189,754)	$202,929

See Notes to Consolidated Financial Statements.

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities
Net income (loss)	$22,259	$14,268	$(18,612)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	22,591	22,417	22,593
Amortization of deferred financing costs and discounts	1,728	2,006	6,273
Cumulative effect of change in accounting principle	270	—	—
Impairment of long-lived assets	5,120	2,406	18,445
Provision for doubtful accounts	209	(1,661)	4,727
Accretion of interest expense (income)	41	(487)	(828)
Fair value adjustment for interest rate derivatives	(15)	(522)	2,602
Minority interests	4,147	4,681	4,485
Gain on settlement of asset retirement obligation	(64)	—	—
Gain on sale of property	(11,055)	(4,271)	(3,608)
Gain on sale of investments	(2,105)	(208)	(306)
Change in rent and other receivables, net	1,089	(1,117)	(2,463)
Change in straight line rent, net	(773)	(2,339)	(1,982)
Change in prepaid expenses	58	43	1,668
Change in inventories	(1,743)	(655)	(633)
Change in net investment in direct financing leases	93	611	774
Change in intangible leases	388	—	—
Change in accounts payable and accrued liabilities	664	(700)	(905)
Change in unearned contingent rent	(251)	(298)	41
Other changes	245	403	(15)

Cash flows provided by operating activities	42,896	34,577	32,256

Cash flows from investing activities
Proceeds from sale of property and equipment	41,708	24,393	23,072
Purchase of property	(38,735)	(18,924)	(1,147)
Purchase of machinery and equipment	(3,121)	(519)	(220)
Purchase of investments	—	(3,993)	(3,490)
Proceeds from sale of investments	4,490	8,762	594
Change in restricted cash	(927)	4,411	(6,580)
Mortgage notes receivable acquired	(15,000)	(39,133)	(40)
Mortgage loans receivable principal payments	28,764	5,267	3,973
Notes receivable issued	(147)	(1,275)	(1,635)
Notes receivable principal payments	2,845	612	4,683
Other changes	(98)	477	66

Cash flows provided by (used in) investing activities	19,779	(19,922)	19,276

continued on next page

See Notes to Consolidated Financial Statements.

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from financing activities
Proceeds from line of credit	48,250	39,700	—
Payments on line of credit	(62,950)	(14,700)	(119,036)
Proceeds from issuance of common stock	39,249	—	—
Proceeds from issuance of Series A preferred stock	8,572	—	—
Proceeds from issuance of Series B preferred stock	18,200	—	—
Proceeds from issuance of Series B preferred stock warrants	338	—	—
Distributions to minority interest shareholders	(4,194)	(4,762)	(4,932)
Redemption of minority interest in subsidiary	(52,813)	—	—
Cash contribution by minority interest shareholder	—	—	52
Payment of common stock dividends	(26,801)	(25,961)	(23,640)
Payment of preferred stock dividends	(7,908)	(7,102)	(7,102)
Proceeds from sale of stock and exercised stock options	1,322	1,846	21,266
Repayment by officers of loans for common stock purchases	—	763	—
Payments on notes/mortgage payable	(59,482)	(9,624)	(261,765)
Proceeds from notes/mortgage payable	47,000	—	360,700
Financing costs	(1,995)	(769)	(11,915)
Purchase and retirement of common stock	—	—	(323)

Cash flows used in financing activities	(53,212)	(20,609)	(46,695)

Increase (decrease) in cash and cash equivalents	9,463	(5,954)	4,837
Cash and cash equivalents at beginning of period	4,392	10,346	5,509

Cash and cash equivalents at end of period	$13,855	$4,392	$10,346

Supplemental disclosure
Interest paid, net of amount capitalized of $52 in 2001	$16,723	$17,390	$25,363

Income taxes paid (including state income and franchise taxes)	$386	$238	$406

Non-cash investing and financing activities
Mortgage loans receivable used for property acquisitions	$12,000	$20,000	$—
Notes received on sale of property	968	3,905	1,308
OP units exchanged for common stock	—	1,411	—
Property received in exchange for OP Units and note receivable	2,265	—	—
Net transfer of property from direct financing leases to property and equipment	—	171	680
Notes written-off on repossession of property	—	—	1,490
Sale of trading security—funds in transit	—	—	1,200
Security deposit and note receivable transferred	—	—	700

See Notes to Consolidated Financial Statements.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2003, 2002 and 2001

1. Organization

U.S. Restaurant Properties, Inc. (the “Company”) is a Maryland corporation formed to continue the restaurant property management, acquisition and development operations, related business objectives and strategies of U.S. Restaurant Properties Master L.P. (collectively, with its subsidiaries, “USRP”). The Company became a self-administered real estate investment trust (“REIT”) on October 15, 1997 as defined under the Internal Revenue Code of 1986, as amended. The conversion was effected through the merger (the “Merger”) of USRP Acquisition, L.P., a partnership subsidiary of U.S. Restaurant Properties, Inc., with and into U.S. Restaurant Properties Master L.P. As a result of the Merger, all holders of units of beneficial interest (the “Units”) of USRP became stockholders of the Company on a one unit for one share of common stock basis.

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), 50,000,000 shares of Series A preferred stock, par value $0.001 per share (“Series A Preferred”), 20,000 shares of Series B preferred stock, par value $0.001 per share (“Series B Preferred”) and 15,000,000 shares of excess stock, par value $0.001 per share (“Excess Stock”). Pursuant to the Company’s Articles of Incorporation (the “Articles”), any purported transfer of shares of Common Stock or Series A Preferred Stock that would result in a person owning shares of Common Stock or Series A or Series B Preferred Stock in excess of certain limits set out in the Articles will result in the shares subject to such purported transfer being automatically exchanged for an equal number of shares of Excess Stock.

The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating, L.P. (“OP”). As of December 31, 2003, the Company owned 99.65% of and controlled the OP.

The Company had 22,526,689 and 19,831,689 shares of Common Stock outstanding at December 31, 2003 and 2002, respectively.

2. Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Consolidation

The consolidated financial statements reflect the accounts of the Company, the OP and their wholly-owned and majority owned subsidiaries after elimination of all material intercompany transactions.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities at the date of purchase of three months or less.

Restricted Cash and Marketable Securities

Restricted cash consists of approximately $2.0 million cash on deposit with the trustee for the $180.0 million Triple Net Lease Mortgage Certificates (the “Certificates”) and approximately $1.1 million in various deposits. Such deposits secure a letter of credit, represent tax escrow amounts or are invested in other marketable securities.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company’s revenues primarily include rental income on real estate properties and operating revenue from retail operations.

The Company leases properties on a triple net basis primarily to operators of quick-service and full-service chain restaurants affiliated with major national or regional brands. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in some cases, the ground rents, where applicable. The triple net structure is designed to provide a predictable stream of income while minimizing ongoing property operating costs. Accordingly, the accompanying consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and received payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company recognized revenues associated with ground lease reimbursements of $3.7 million, $3.8 million and $3.6 million, of which $0.3 million, $0.9 million and $0.7 million are reflected in the Company’s Consolidated Statements of Operations as “Income from discontinued operations” for the years ended December 31, 2003, 2002 and 2001, respectively. Rent revenues and ground rent expense are recognized on a straight-line basis unless significant collection problems occur with the lessee, at which time rents are recognized on a cash basis. Indicators of possible doubtful collection may include bankruptcy filings and anticipated work-out agreements. In addition, if the Company has collected no payments on a particular receivable for over five months, revenue is recorded on a cash basis as well. Once a tenant has been placed on cash basis accounting, it will remain on that basis until there have been several months of on-time payments received. The Company occasionally provides lease concessions such as remodeling grants or rent abatements, which are included in the straight-lining of revenue, to tenants in consideration for early renewal and restructure of existing leases or for other business reasons. Contingent rent is recognized as revenue after the related lease sales targets are achieved. The Company recognized contingent rent revenues of $3.0 million, $4.0 million and $4.7 million for the years ended December 31, 2003, 2002 and 2001, respectively, of which $0.1 million, $0.3 million and $0.5 million are reflected as “Income from discontinued operations,” respectively, in the Company’s Consolidated Statements of Operations.

Interest income on notes and mortgages receivable is recorded on an accrual basis. However, when circumstances indicate that the ultimate collection of interest is doubtful, interest is recorded on a cash basis.

Retail revenues are derived from gasoline sales, car washes, convenience store merchandise and food sales at restaurants operated by the Company. Revenue is recognized upon the sale of gasoline, merchandise or the delivery of services.

Derivative Financial Instruments

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet at their fair values. Accounting for the changes in the fair value of the derivatives is dependent upon the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash-flow hedge, changes in fair value of the derivative are recorded in other comprehensive income and are recognized in the Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of a cash flow or fair value hedge is recognized in earnings. Changes in the fair value of a derivative that does not qualify as a hedge or is not designated as a hedge are recognized in earnings.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

Depreciation is computed using the straight-line method over estimated useful lives of 3 to 20 years for financial reporting purposes. Deferred financing costs are amortized using the straight-line method over the life of the related loans. Intangible assets are amortized on a straight-line basis over 40 years.

Use of Estimates

The preparation of consolidated financial statements, in accordance with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect reported or disclosed amounts of certain assets, liabilities, contingent assets and liabilities, revenues and expenses as of and for the reporting periods. Actual results may differ from such estimates. Valuation allowances associated with the Company’s rent, notes and mortgage loans receivable and asset impairments represent significant estimates.

Rent, Notes and Mortgage Loans Receivable

Rent receivables are recorded on an accrual basis with the revenue and the related receivable recorded when earned. The Company does not charge interest on rent receivables. The Company acquires notes and mortgage loans receivable primarily as partial proceeds in the sale of properties. From time to time, the Company makes opportunistic investments in mortgage notes issued by third parties. See Note 4, “Other Balance Sheet Information,” for information on receivables over 90 days past due.

Allowance for Doubtful Accounts

The Company regularly analyzes its receivables on an individual basis for collectibility and the related reserves are analyzed for adequacy. Accounts receivable balances that are $20,000 or more and have been outstanding for 60 days or more are reviewed. All balances due from these tenants are reviewed and evaluated, including rent receivables, notes receivable, mortgage loans receivable, interest receivable and straight-line rent receivables. All information regarding the creditworthiness of the tenants and debtors is reviewed, including bankruptcy filings and sales reports. Company policy is to individually review at least 90% of the outstanding dollar amount of the accounts receivable that are over 90 days past due, with the remaining past due amounts analyzed on an aggregate basis. Once a reserve has been established for a tenant or debtor, the Company maintains that reserve until there has been a proven history of cash payment performance. After at least two months of cash payments, the circumstances pertaining to the tenant or debtor are re-evaluated to estimate the ultimate collectibility of the receivable. Receivables are written-off only with the written approval of a member of the executive management of the Company.

Notes and mortgage loans receivable with amounts past due for over five months, or which are otherwise problematic or of concern due to other factors, are included in the analysis. The Company evaluates its notes and mortgage loans receivables in accordance with FASB Statement No. 114, “Accounting by Creditors for Impairment of a Loan.” A note or mortgage is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the amount of the impairment is measured based on the excess of the recorded investment in the loan over either (1) the present value of expected future cash flows (including costs to sell, if applicable) discounted at the loan’s effective interest rate, or (2) the fair value of the collateral if the loan is collateral dependent or if foreclosure is probable. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impairments are recognized by creating a valuation allowance with a corresponding charge to the provision for doubtful accounts or by adjusting an existing

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance for the impaired loan with a corresponding charge or credit to the provision for doubtful accounts. Subsequent to the initial measurement of impairment, the Company recalculates the impairment and adjusts the valuation allowance if (1) there is a significant change in the amount or timing of an impaired loan’s expected future cash flows or the fair value of the collateral or (2) actual cash flows are significantly different from the cash flows previously projected.

Construction in Progress

The Company’s construction in progress consists of land and improvements for the development of restaurant, service station and other service retail properties. The Company accumulates costs to develop new retail properties as construction in progress. These developed properties are transferred from construction in progress to land, building and improvements once complete and accounted for under the Company’s current property depreciation policies based on historical costs. In addition, the Company capitalizes interest during the period of time required to get the retail properties ready for their intended use. No interest was capitalized in 2003 or 2002. The Company capitalized interest of $52,000 in 2001.

Long-Lived Assets

Long-lived assets include real estate, direct financing leases and intangibles which are evaluated on an individual asset basis. Intangible assets were recorded for the excess of cost over the net investment in direct financing leases. These intangible assets are being amortized and evaluated in accordance with the requirements of SFAS No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002. The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances and, if an impairment is required because estimated undiscounted cash flows are less than the carrying amount of the asset, determines an estimate of the fair market value of the property affected. On January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement requires current and historical results of operations for disposed properties and assets classified as held for sale to be reclassified and presented separately as discontinued operations. The current and prior period operating results of properties disposed of subsequent to January 1, 2002, as well as the net gain on disposal are included in the Consolidated Statements of Operations under the caption “Income from discontinued operations.”

A long-lived asset is classified as held for sale when the Company’s management commits to a plan to sell the asset, the asset is available for immediate sale, a program to sell the asset at its estimated market value has been initiated, the sale of the asset is probable within one year and it is unlikely that the plan to sell will change. An asset classified as held for sale is recorded at the lower of net book value or estimated selling price less estimated costs to sell. Although the Company may be actively marketing a number of its properties at any time, such activities do not meet all of the criteria set forth above. Accordingly, as of December 31, 2003 and 2002, the Company had no assets classified as held for sale.

The Company uses the installment method of accounting for sales of its real estate where appropriate. SFAS No. 66, “Accounting for Sales of Real Estate,” provides guidance in which cash receipts and principal payments are apportioned on debt assumed between cost recovered and profit. The apportionment is in the same ratio as total cost and total profit bear to the sales value.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations” was adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In general, the Company’s asset retirement obligations relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations, as well as estimated future costs to restore land leased under ground leases to its original condition. The fair value of an asset retirement obligation is estimated and recorded as a liability based on expected future cash outlays in the period it is incurred, discounted to its present value based on the Company’s credit-adjusted risk-free rate. The corresponding amount is capitalized as a cost of the long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Revisions of estimated cash outlays are recognized as a change in the obligations and the corresponding asset. Settlements of asset retirement obligations are operating cash flows, with any difference between the estimated liability and the actual settlement being recognized as a gain or loss in the Consolidated Statements of Operations. As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recorded a cumulative effect of change in accounting principle of $270,000 on January 1, 2003.

Concentration of Risk

The Company mitigates its concentration of risk by diversifying the number of restaurant concepts operating on its properties, with no one concept except Burger King (15.6%) accounting for more than 10% of the total rental revenues earned from the Company’s properties. The properties are further diversified by the number of tenants, with no single tenant providing more than 10% of the total rental revenues earned from the Company’s properties. Geographically, the Company has properties located in 48 states, with no state except Texas (27.0%) accounting for more than 10% of the total rental revenues earned from the Company’s properties.

Income Taxes

The Company has continuously elected to be taxed as a REIT for federal income tax purposes since October 15, 1997 as provided under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to federal income taxation so long as it distributes 90% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company believes it qualified as a REIT for the taxable period ended December 31, 2003, and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

In 2001, the Company formed Fuel Supply Inc. (“FSI”), a taxable REIT subsidiary, to operate the Company’s vacant properties on an interim basis. This taxable REIT subsidiary is subject to federal income taxes. The income tax provisions are based on pretax financial accounting income or loss. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income.

Income tax expense (excluding franchise taxes) was $265,000, $79,000 and $31,000 for the years ended December 31, 2003, 2002 and 2001, respectively and is included under the caption “General and administrative expenses” in the Consolidated Statements of Operations. The Company’s only significant deferred tax asset is its net operating loss carryforward (“NOL”). Management has not been able to determine that it is more likely than not that the Company will be able to utilize its NOL’s prior to their expiration. Accordingly, valuation allowances have been provided to fully reserve the deferred tax asset at both December 31, 2003 and 2002. The

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

deferred tax asset and offsetting valuation allowance amounts at December 31, 2003 and 2002 were $1.8 million and $0.1 million, respectively. The NOL available at December 31, 2003 was $0.4 million.

Investments

The Company records its investments in debt and equity securities at fair value, except for debt securities that the Company intends to hold to maturity, which are accounted for at amortized cost, or equity securities that are not readily marketable, which are accounted for under the equity or cost method. The Company classifies debt securities as either available for sale or as trading securities when the Company intends to sell the security in the near future. The difference between cost and fair market value of available for sale securities is recorded as a component of other comprehensive income (loss). The difference between cost and fair market value of trading securities is recorded as a component of interest income.

The equity method is used to account for investments in equity securities in which the Company has significant influence, but does not have controlling interest, including those investments in which the Company’s ownership may be less than 20%. Investments in equity securities in which the Company has a minor interest and does not exercise significant influence or investments that do not have readily determinable fair values are accounted for using the cost method.

Earnings Per Share of Common Stock

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, stock on which the price is guaranteed (“Guaranteed Stock”), convertible Preferred Stock and OP units (collectively “Common Stock Equivalents”). These Common Stock Equivalents were dilutive in 2003 and 2002 except for convertible Preferred Stock. All Common Stock Equivalents were antidilutive in 2001. A reconciliation of the basic and diluted weighted average shares is as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income (loss) allocable to common stockholders	$14,138	$7,166	$(25,714)

Weighted average common shares outstanding	20,229	19,660	17,999
Common stock equivalents	88	102	—

Common shares and common stock equivalents	20,317	19,762	17,999

Basic and diluted net income (loss) per common share	$0.70	$0.36	$(1.43)
Antidilutive common stock equivalents excluded:
Convertible preferred stock	4,120	3,453	3,453
OP units	—	—	134
Guaranteed stock	—	—	81
Stock options	—	—	33

Equity-Based Compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity based compensation, including options. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Those transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

Statement of Financial Accounting Standard (“SFAS”) No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosures” amends FASB Statement No. 123, “Accounting for Stock-Based Compensations” and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation as well as requiring additional disclosures in interim and annual financial statements. At this time, the Company intends to continue to utilize the intrinsic value model of accounting for stock option grants which results in compensation costs equal to the excess, if any, of the fair value of the Company’s stock at the measurement date above the stock options strike price. Pro-forma disclosures are as follows (in thousands, except per share data):

	Years Ended December 31,
	2003	2002	2001
Net income (loss) allocable to common stockholders, as reported	$14,138	$7,166	$(25,714)
Stock-based compensation to employees recognized	20	111	318

	14,158	7,277	(25,396)
Pro-forma stock-based compensation	(56)	(270)	(456)

Pro-forma net income (loss) allocable to common stockholders	$14,102	$7,007	$(25,852)

Basic and diluted income (loss) per share:
As reported—basic and diluted	$0.70	$0.36	$(1.43)
Pro-forma—basic	$0.70	$0.36	$(1.44)
Pro-forma—diluted	$0.69	$0.35	$(1.44)
Stock options:
Pro-forma estimated compensation value per options granted	$2.10	$2.01	$2.15

In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 9.2%, 9.2% and 9.3% for the years ended December 31, 2003, 2002 and 2001; expected volatility of 28.9%, 28.9% and 27.4% for the years ended December 31, 2003, 2002 and 2001; risk free interest rate of 3.99%, 4.50% and 5.00% for the years ended December 31, 2003, 2002 and 2001; and expected lives of 4.5 years for each of the years ended December 31, 2003, 2002 and 2001. The options outstanding at December 31, 2003 had a range of exercise prices of $11.00 to $22.00 and a remaining contractual life of between 4.0 and 9.0 years.

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

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority Interests

The net proceeds from the issuance of $55.0 million of 8.5% preferred partnership interests issued in 1999 by a subsidiary of the Company were recorded as minority interest. Minority interests are also recorded for all outstanding OP units not held by the Company.

On November 4, 2003, the Company redeemed $55.0 million of 8.5% preferred partnership interests. The redemption was financed with a $35.0 million term loan, the issuance of additional shares of the Company’s Series A Preferred stock and cash.

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

Real Estate. Real estate activities are comprised of property management, acquisition and leasing operations and related business objectives. The Company derives its revenues primarily from rental income received on its 779 restaurant and service station properties located throughout 48 states.

Retail. At December 31, 2003, FSI had operations at 28 locations, either directly or indirectly through fuel sales. In addition, FSI sells fuel directly to two independent dealers in Hawaii.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Under the terms of the Company’s standard lease agreement, the tenant is responsible for environmental remediation and is required to maintain standard environmental insurance. The Company’s management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Company as of December 31, 2003 or 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Pronouncements

Statement of Financial Accounting Standards (“SFAS”) No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003 and was adopted by the Company on July 1, 2003. This Statement is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company entered into no new derivative instruments which were effective during 2003; however, two interest rate swap contracts were entered into

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

during 2003 which are effective in April 2004. Management will evaluate all future derivative instruments under the provisions of SFAS No. 149, including those becoming effective in 2004, to determine whether there is an impact on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was adopted by and effective for the Company on July 1, 2003. This Statement addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. See Note 11, “Stockholders’ Equity and Minority Interests”, for management’s evaluation of the Series B Convertible Preferred Stock. Management also examined its classification of its minority interests under the guidance of SFAS No. 150. At this time, management believes the current classification of its minority interests in the Company’s Consolidated Balance Sheets at December 31, 2003 is appropriate. Management redeemed its USRP/HCI Partnership 1, L.P. (“Highland Joint Venture” or “HJV”) minority interest prior to year end and replaced the interest with a combination of debt and equity instruments.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 is generally effective prospectively for guarantees issued or modified after December 31, 2002. FIN No. 45 also requires liability recognition for certain types of debt. The Interpretation requires a guarantor to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation. See Note 9, “Commitments and Contingencies,” for disclosure of the Company’s guarantees at December 31, 2003.

FIN No. 46, “Consolidation of Variable Interest Entities,” was issued in January 2003 and was amended in December 2003. This interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” applies immediately to variable interest entities created after January 31, 2003 and applies to the first period beginning after June 15, 2003 to entities acquired before February 1, 2003. This FIN and the amendment thereto do not affect the Company at this time as it has no interests that would require consolidation under this Interpretation.

3. Property

Results of discontinued operations relate to the sale or disposal of 46 properties during 2002 and 89 properties during the year ended December 31, 2003. The operating results of these properties, as well as the net gain on disposal, are included in the Consolidated Statements of Operations under the caption “Income from discontinued operations” as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues	$5,390	$8,484	$8,793
Depreciation and amortization	(1,308)	(2,442)	(2,962)
Impairment of long-lived assets	(3,265)	(1,959)	(2,312)
Other expenses	(2,831)	(3,255)	(1,773)

	(2,014)	828	1,746
Gain (loss) on sale of property	11,055	4,271	(3)

Income from discontinued operations	$9,041	$5,099	$1,743

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Acquisitions

During 2003, the Company paid $33.4 million in cash, $13.1 million in mortgage loans and notes receivable, $1.1 million in operating partnership units (see Note 11, “Stockholders’ Equity and Minority Interests”), and $3.4 million in Section 1031 Tax Free Exchanges for the acquisition of 68 properties. Included in such acquisitions were two purchase transactions totaling approximately $26.5 million in which 33 Captain D’s properties were acquired with proceeds from the common stock offering.

On October 22, 2003, the Company purchased $15.0 million of Captain D’s mortgage loans with proceeds from its common stock offering and other available funds.

During 2002, the Company paid $17.3 million in cash and $20.0 million in mortgage notes receivable for the acquisition of 51 properties, comprised of 18 Shoney’s and 33 Captain D’s locations. The Company also paid $2.1 million for other land and building additions and $0.5 million for machinery and equipment additions.

During 2001, the Company repossessed two properties secured by two notes and capitalized these properties at the net book value of the notes, which was less than the fair value of the properties. The Company also acquired one building from a tenant who defaulted on a land-only lease. The building was recorded at the carrying value of the receivable due from the tenant, which was less than the fair market value of the building. During the year, the Company transferred $8.5 million of construction costs associated with land on which no further development is intended to be performed, from construction in progress to land, building and equipment and made property additions in the amount of $2.0 million.

Dispositions

During 2003, the Company sold or disposed of 89 properties for cash of $41.7 million, net of closing costs, and notes receivable of $1.2 million, resulting in a gain of $11.1 million. The Company deferred $0.3 million of gains on these sales, as collectibility of certain notes receivable was uncertain.

During 2002, the Company sold or disposed of 46 properties for cash of $24.4 million, net of closing costs, and notes receivable of $3.9 million, resulting in a gain of $4.2 million. The Company deferred gains of $0.8 million on these sales, as collectibility of certain notes receivable was uncertain.

During 2001, the Company sold or disposed of 41 properties for cash of $23.1 million, net of closing costs and notes receivable of $1.3 million, resulting in a gain of $3.6 million. The Company deferred gains of $0.1 million on these sales, as collectibility of certain notes receivable was uncertain.

Asset Impairment

As a result of the Company’s regular analysis of its real estate to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, the Company recorded total impairment charges of $5.1 million, $2.4 million and $18.4 million for the years ended December 31, 2003, 2002 and 2001, respectively. Of the total impairment charges recorded, $3.3 million, $2.0 million and $2.3 million for 2003, 2002 and 2001, respectively, were included in the Company’s Consolidated Statements of Operations as “Income from discontinued operations.”

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Other Balance Sheet Information

Net deferred financing costs and intangibles of $9,327 and $9,935, respectively, at December 31, 2003 and 2002 consisted of the following:

	December 31, 2003		December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Loan origination fees	$9,818	$4,086	$9,239	$3,175
Lease acquisition premiums	9,423	8,954	9,395	9,221
Intangible leases	5,569	2,443	6,222	2,525

	$24,810	$15,483	$24,856	$14,921

Expected amortization of deferred financing costs and intangibles for the next five years as of December 31, 2003 is as follows (in thousands):

2004	$2,302
2005	2,213
2006	1,625
2007	311
2008	271

Total	$6,722

Accounts payable and accrued liabilities at December 31, 2003 and 2002 consisted of the following:

	December 31,
	2003	2002
	(in thousands)
Accounts payable and accrued expenses	$9,551	$10,109
Accrued interest expense	1,592	3,254
Unearned income	7,332	4,779
Unearned contingent rent	575	826
Deferred gain on sale of property	408	926

	$19,458	$19,894

As of December 31, 2003, the maturities of all notes receivable and mortgage loans receivable for the next five years are as follows (in thousands):

	Notes Receivable	Mortgage Loans Receivable
2004	$2,375	$2,421
2005	884	1,746
2006	774	512
2007	1,228	546
2008	378	967
Later	3,495	4,517

	9,134	10,709
Less: commitment fees	—	(287)
Less: allowance for doubtful accounts	(2,887)	(252)

	$6,247	$10,170

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has significant mortgage notes receivable due from Lyons of California, Inc. (“Lyons”), which are secured by certain Lyons restaurant properties.

As a result of the 2001 bankruptcy filings of Lyons, one of the Company’s tenants, and ICH, its parent, the Company has recorded an allowance for doubtful accounts of $2.5 million and $0.3 million on balances due on notes from Lyons and ICH, respectively. Interest income associated with these notes has not been recognized since September 2001. All of these notes are valued based on the estimated fair value of the collateral, as collateral disposal is the primary means through which the Company will collect proceeds. At December 31, 2003, the Company had $2.4 million of net mortgage loans and notes receivable from Lyons. The loans were secured by certain Lyons restaurant properties.

During 2002, a significant tenant/mortgagee, Embers, experienced financial difficulty and the Company executed a workout agreement whereby Embers would sell all of its real estate, including fee properties owned by the Company that were leased to the tenant, and would remit all net proceeds to the Company until 100% of all mortgage loans, accrued interest, real estate taxes, rent receivables, late fees and other costs had been recovered. Interest income associated with these loans has not been recognized since December 2002. Each quarter, the Company evaluates all of its mortgage loans and real estate associated with this tenant to determine if any asset has been impaired. As a result of this evaluation, a $0.6 million impairment was recognized on the Embers assets during 2003. At December 31, 2003, the Company held mortgage loans receivable of $2.6 million, net book value of real estate and equipment of $0.7 million and rent receivables and other assets of $0.2 million related to Embers. Subsequent to year end, another Embers fee-owned property was sold for proceeds of $0.8 million, and a mortgage property was sold for proceeds of $0.6 million which reduced the Embers mortgage balance due the Company.

5. Investments

During 2003, and as more fully described in Note 10, “Related Party Transaction,” the Company sold its 7.5% equity interest in Shoney’s, Inc. to Shoney’s largest shareholder. Net proceeds were $4.5 million and the Company recognized a gain of approximately $2.1 million on the transaction.

The Company disposed of all of its previously held trading securities in 2002, resulting in a gain on sale of $207,000. Available for sale securities of $2.3 million held at December 31, 2001 were disposed of in 2002 resulting in the reversal of unrealized comprehensive losses totaling $2.5 million that were recorded in previous periods.

As of December 31, 2003 and 2002, the Company held cost method investments in equity securities amounting to $0.4 million and $3.0 million, respectively.

6. Guaranteed Stock and Stock Options

During 2003, the Company acquired a property, including land and building, in exchange for 79,845 OP Units and the forgiveness of a $1.1 million note receivable owed to the Company. The fair value of the land and building received at the time of the exchange was $2.3 million.

During 2002, the guarantee on 131,915 OP Units issued in 1999 expired resulting in the issuance of 221,482 shares of Common Stock. The Company owned 100% of the OP Units that were outstanding as of December 31, 2002.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During 2001, the Company paid the holder of the remaining 2,429 OP Units, issued in 1998, approximately $66,000 in settlement of the guaranteed price. The original issuance in 1998 was 14,254 of OP Units.

Flexible Incentive Plan

Under the Flexible Incentive Plan (“Incentive Plan”) adopted in 1998, the Company may grant stock options to purchase Common Stock of the Company. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company’s issued and outstanding shares of Common Stock at the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company’s Common Stock owned by the optionee. The following is a summary of options outstanding by range of exercise price:

	$11.00- $14.25	$15.50- $22.00	All Options
Options Outstanding	73,000	40,500	113,500
Average option price per share	$12.78	$17.75	$14.55
Weighted average contractual life (years)	7.6	5.2	6.8
Options Exercisable	55,500	40,500	96,000
Average option price per share	$12.48	$17.75	$14.70

The following is a summary of stock option activity for the years ended December 31, 2003, 2002 and 2001:

	2003
	Weighted Average Exercise Price at Grant Date	Weighted Average Fair Value at Grant Date	Number
Options outstanding at beginning of year	$12.72		218,500
Exercise price equals fair value on grant date	14.25	$14.25	20,000
Exercise price less than fair value on grant date	—	—	—
Exercise price exceeds fair value on grant date	—	—	—
Exercised	11.02		(120,000)
Forfeited	18.10		(5,000)

Options outstanding at end of year	$14.55		113,500

Options exercisable at end of year	$14.70		96,000

	2002			2001
	Weighted Average Exercise Price at Grant Date	Weighted Average Fair Value at Grant Date	Number	Weighted Average Exercise Price at Grant Date	Weighted Average Fair Value at Grant Date	Number
Options outstanding at beginning of year	$11.98		362,500	$18.87		559,500
Exercise price equals fair value on grant date	—	$—	—	11.76	$11.76	39,000
Exercise price less than fair value on grant date	13.00	14.19	15,000	11.06	12.32	308,000
Exercise price exceeds fair value on grant date	—	—	—	—	—	—
Exercised	11.07		(139,000)	11.08		(30,000)
Forfeited	11.00		(20,000)	19.05		(514,000)

Options outstanding at end of year	$12.72		218,500	$11.98		362,500

Options exercisable at end of year	$12.81		186,000	$12.31		212,750

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No options expired during the three years ended December 31, 2003. In accordance with APB Opinion No. 25, the Company recognized $20,000, $315,000 and $321,000 of compensation expense for the years ended December 31, 2003, 2002 and 2001, respectively.

7. Revolving Credit Facility, Notes Payable and Derivative Instruments

The Company’s debt at December 31 is summarized as follows (in thousands):

	2003	2002
Revolving Credit Facility	$10,300	$25,000

Notes payable
7 year fixed rate 7.15% senior unsecured notes, interest only, paid semiannually	111,000	111,000
Variable rate certificates, principal and interest paid monthly	156,274	168,220
Term loan, interest only paid monthly	35,000	—
Term loan, principal and interest paid monthly	12,000	—
Fixed rate 8.22% senior unsecured notes, interest only paid semiannually	—	47,500
Debt premium	422	708

Total notes payable	314,696	327,428

Mortgage note payable	910	946

Total Debt	$325,906	$353,374

Principal debt maturities on the line of credit, notes and mortgages payable as of December 31, 2003 (exclusive of premium of $0.4 million) were as follows (in thousands):

2004	$9,683
2005	121,240
2006	148,681
2007	1,465
2008	35,708
Thereafter	8,707

Total	$325,484

Revolving Credit Facility

On November 4, 2003, the Company executed the first part of its new credit facility, in a transaction that provided $30.0 million of the facility with Bank of America, N.A. (“BOA”). On December 1, 2003, the Company executed the syndication portion of the credit facility, increasing the maximum capacity to $60.0 million subject to a borrowing base calculation. The new credit facility replaced the Company’s previous revolving line of credit as described in the following paragraphs. The term of the facility is three years expiring October 31, 2006, and subject to various conditions, allows for Base Rate Loans, Eurodollar Loans or a combination of the two. Base Rate Loans accrue interest at 1.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. Eurodollar Loans accrue interest at 3.0% plus LIBOR. The facility provides that up to $5.0 million may be used for letters of credit. The amount borrowed under the facility is based on the earnings before interest, taxes,

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

depreciation and amortization generated by the properties that collateralize the facility. Borrowings under the facility are secured by a negative pledge on the properties and a pledge of the Company’s equity interests in the subsidiaries which own the borrowing base properties. Borrowings under the new facility were used to repay the debt on the original facility described below and will be used to fund property acquisitions and for general corporate purposes. As of December 31, 2003, funds available under the new line of credit were $43.1 million. As of March 5, 2004, funds available under the credit facility were $49.7 million.

In May 2002, the Company entered into a credit agreement with BOA, through its subsidiary USRP Funding 2002-A, L.P., for a secured line of credit of $35.0 million which was subject to a Derivative Exposure Reserve and a Borrowing Base, as defined. Borrowings under this facility were used primarily to acquire certain Shoney’s and Captain D’s properties in purchase/leaseback transactions. This credit facility was secured by the capital stock of USRP Funding 2002-A, L.P and USRP (S&C), LLC, wholly-owned subsidiaries of the Company. The Credit agreement, as originally structured, had a term of up to two years and allowed for Base Rate Loans, Eurodollar Loans or a combination of the two. Base Rate Loans accrued interest at 3.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. Eurodollar Loans accrued interest at 3.0% plus LIBOR. The Credit agreement also provided that up to $10.0 million of the facility could be used for letters of credit. There was a 3.0% fee per annum on outstanding letters of credit as well as a 3.0% Derivative Exposure Usage Fee under this facility. During 2003, the Company executed various extensions and modifications to this Credit agreement as it negotiated a new credit facility. One modification extended the Company’s $30.0 million borrowing capacity through November 17, 2003. On November 4, 2003, the Company replaced its revolving line of credit as described in the preceding paragraph.

In December 2002, a limited and temporary waiver and amendment was executed under the Credit agreement which allowed the Company to borrow funds under this facility to partially finance the purchase of mortgage notes issued by Captain D’s with a face value of $12.0 million on December 18, 2002. The amount of this investment, without the waiver, would have violated the limitations on investments under this facility. The initial waiver period ended June 18, 2003, with extensions of the waiver possible through September 16, 2003. The Captain D’s mortgage notes accrued interest at 12.5% per annum. At December 31, 2002, the Company held the entire original balance of $12.0 million of mortgage notes purchased in December 2002. Prior to the June 30, 2003 expiration of the waiver, the mortgage notes were tendered as partial consideration for the acquisition of 15 Captain D’s properties.

Notes and Mortgage Note Payable

On May 12, 1998, the Company issued $111.0 million of seven year fixed rate senior unsecured notes in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of a revolving credit agreement and for general corporate purposes. In conjunction with the note agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes. The fee paid to lock in the rate on these notes payable was approximately $0.4 million and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the BOA Credit agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these noteholders.

In August 2001, the Company completed a $180.0 million offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary USRP Funding 2001-A, L.P. Proceeds from the offering were primarily used to repay certain outstanding indebtedness and the balance of the net proceeds were used for general corporate purposes including the prepayment of certain secured guaranteed notes. The Certificates

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

amortize over 15 years, bear interest at the 30–day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006. As of December 31, 2003, there was $156.3 million outstanding on the Certificates. The Certificates are secured by 275 properties with a net book value of $189.2 million. Under the Property Management Agreement associated with these properties, certain covenants and ratios must be maintained. As of December 31, 2002, the Unencumbered Assets to Unsecured Indebtedness Ratio fell to 1.99, which was slightly below the required minimum of 2.0. However, the Company received a waiver dated December 31, 2002 on certain covenants in the Amended and Restated Property Management Agreement. Through June 30, 2003, the waiver allowed Unsecured Indebtedness, as defined, to exclude the $12.0 million of Captain D’s mortgage notes purchased in December 2002. With this waiver, the Company was in compliance with all ratios and covenants as required by the Certificates and all of its other debt agreements. Prior to the June 30, 2003 expiration of the waiver, the mortgage notes were tendered as partial consideration for the acquisition of 15 Captain D’s properties. Effective December 31, 2003, the Company executed a first amendment to the credit agreement to reflect a definition of tangible net worth that was reflective of the Company’s capital structure.

In conjunction with the new credit facility entered into in November 2003, the Company also obtained a term loan with BOA in the amount $35.0 million. The term loan matures in November 2008; advances on the term loan carry a 1.0% prepayment penalty if repaid during the first year. Borrowings accrue interest at the annual rate of LIBOR plus 350 basis points. Borrowings under the term loan were used to partially fund the redemption of the HJV minority interest. The term loan is collateralized by the same assets and is subject to the same covenants as the credit facility.

During December 2003, the Company entered into a $12.0 million secured term loan facility with First Hawaiian Bank. Borrowings under this facility bear interest at either LIBOR plus 250 basis points, or 50 basis points over the lender’s prime rate, at the Company’s option. Principal amounts outstanding are being amortized over a 15-year period, but otherwise mature on the eighth anniversary of the date of funding. This facility is secured by certain of the Company’s properties in Hawaii. Borrowings under the term loan facility are expected to be used to fund new property acquisitions, to pay down other debt and for general corporate purposes.

In 1998, the Company issued $47.5 million in senior notes in a private placement which were originally scheduled to mature on August 1, 2003. On July 1, 2003, the Company prepaid $23.8 million of the notes. In connection with this prepayment, the Company paid $0.8 million in accrued interest and incurred a make-whole interest payment of $137,000. The Company repaid the remaining balance in full on July 29, 2003.

On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition. The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007. As of December 31, 2003 and 2002 the balances were $910,000 and $946,000, respectively.

The Company is in compliance with all covenants associated with its debt and credit facilities as of December 31, 2003.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

The Company’s derivative instruments are summarized as follows (in thousands):

				Fixed Swap Rate Paid			Liability at
Type	Settlement Period	Maturity	Notional Amount		Floor Rate	Cap Rate	Dec. 31, 2003	Dec. 31, 2002
Interest rate swap	Quarterly	May 2003	$15,000	7.05%			$—	$325
Interest rate collar	Monthly	Aug. 2005	61,129		4.42%	6.00%	2,375	3,678
Interest rate swap	Monthly	June 2004	25,000	2.42%			153	315
Interest rate swap(1)	Monthly	Aug. 2003	50,000	2.00%			—	218
Interest rate swap(2)	Monthly	Sept. 2005	30,000	2.12%			35	—
Interest rate swap(2)	Monthly	Sept. 2005	25,000	2.33%			108	—

							$2,671	$4,536

(1)	Expired upon maturity without renewal.
(2)	Effective April 2004.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company’s derivative financial instruments, which are all designated as cash flow hedges, include interest rate swaps and an interest rate collar. During 2003 and 2002, the Company recognized $0.1 million and $0.5 million, respectively, in income related to the ineffective portion of an interest rate swap. Comprehensive income (loss) amounting to $1.7 million and ($1.9 million) representing the effective portion of all of the Company’s designated cash flow hedges was recorded during 2003 and 2002, respectively. The amount of Other Comprehensive Income (“OCI”) expected to be reclassified to interest expense in the next 12 months is approximately $2.5 million.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with BOA. This fixed to floating interest rate swap had a $25.0 million notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%. The Company designated this swap as a fair value hedge on the $111.0 million seven year fixed rate senior unsecured notes payable. Accordingly, all changes in value of the derivative and hedged item were recorded in earnings. This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002. Proceeds from the termination of $1.1 million were collected in October 2002. The gain resulting from the termination of approximately $0.9 million was recorded as a basis adjustment to notes payable in the Company’s Consolidated Balance Sheets and is being amortized over the original term of the derivative, through May 2005. As of December 31, 2003 and 2002, the unamortized basis adjustment was $0.4 million and $0.8 million, respectively.

Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50.0 million on which the Company paid a fixed rate of 7.05% and received a variable rate based upon LIBOR. The agreement called for the net settlement to be paid or received quarterly. This swap was secured by two properties with an aggregate net book value of $0.7 million. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1.5 million with a cumulative effect adjustment to other comprehensive income of $1.5 million. The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company’s term loan with Credit Lyonnais. During January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1.5 million in accumulated other comprehensive operations was reclassified to earnings over a six-month period, which was the anticipated term of the bridge loan. From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings. In connection with the completion of the

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Certificates offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50.0 million of the Certificates. The Company reduced the notional amount of this interest rate swap by $20.0 million during 2001 for a cost of approximately $1.4 million. During the first quarter of 2002, the Company paid $0.5 million to reduce the notional amount of this interest rate swap to $15.0 million effective May 13, 2002. This interest rate swap agreement matured in May 2003.

8. Investments and Commitments as Lessor

The Company leases land and buildings to the operators of a variety of national and regional branded chain quick-service and full-service dining restaurants. The building portion of these leases on six of these properties, which are leased by Burger King Corporation (“BKC”) franchisees, is accounted for as direct financing leases while the land portion is accounted for as an operating lease. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Company, however, has agreed to renew a franchise lease if BKC or any of the other franchise chains renews or extends the lessee’s franchise agreement.

As of December 31, 2003, the remaining lease terms of all leases ranged from one to 22 years, exclusive of renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant’s sales, and requires the franchisee to pay executory costs such as insurance and property taxes.

Minimum future lease receipts for years ending December 31 are as follows (in thousands):

	Direct Financing Leases	Operating Leases
2004	$132	$62,101
2005	109	60,474
2006	89	59,084
2007	89	57,371
2008	89	55,509
Later	744	524,836

Total	$1,252	$819,375

	December 31,
	2003	2002
Net investment in direct financing leases is as follows (in thousands):
Minimum future lease receipts	$1,252	$1,564
Estimated unguaranteed residual value	(6)	195
Unearned amount representing interest	(990)	(1,241)

Total	$256	$518

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real estate rental income from continuing operations for the years ending December 31 is as follows (in thousands):

	2003	2002	2001
Real estate rental income:
Minimum rental income	$57,926	$55,734	$55,408
Contingent rental income	2,901	3,751	4,226

	$60,827	$59,485	$59,634

Real estate rental income from discontinued operations was $1.7 million, $5.8 million and $7.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Under the OP limited partnership agreement, prior to November 2003, BKC could require that a restaurant property be rebuilt. If the tenant did not elect to undertake the rebuilding, the Company would have had to make the required improvements. However, as a condition to requiring the Company to rebuild, BKC was required to pay the Company a percentage share of the rebuilding costs. Typically, the cost to the Company for rebuilding is approximately $50,000 per restaurant. Based on a November 2003 settlement agreement between the Company and BKC, neither BKC nor USRP has any further obligation regarding the financing of remodel costs.

The Company has implemented an early renewal program pursuant to which the Company offers remodeling grants to tenants in consideration for renewing and restructuring leases. During the years ended December 31, 2003, 2002 and 2001, the Company paid $0.1 million, $0.6 million and $0.6 million, respectively, for remodeling costs under this program. The Company considers the remodeling financing to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals.

9. Commitments and Contingencies

The land at 87 properties is leased by the Company from third party lessors. The land portions are generally operating leases, provide for an original term of 20 years, and most are renewable at the Company’s option. As of December 31, 2003, the remaining lease terms (excluding renewal option terms) expire from one to 21 years.

Minimum future lease obligations for years ending December 31 are as follows (in thousands):

2004	$4,639
2005	4,301
2006	3,807
2007	3,351
2008	2,445
Later	3,471

Total minimum obligations (a)	$22,014

(a)	Minimum lease obligations have not been reduced by minimum sublease rentals.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Ground rent expense from continuing operations for the years ended December 31 was as follows (in thousands):

	2003	2002	2001
Ground rent expense
Reimbursable ground rent expense	$3,270	$2,696	$3,030
Non-reimbursable ground rent expense	510	400	438
Contingent rental expense	45	10	—

Total	$3,825	$3,106	$3,468

Ground rent expense from discontinued operations was $0.4 million, $1.1 million and $0.8 million for each of the years ended December 31, 2003, 2002 and 2001, respectively.

In December 2003, the Company ended its case against Motel Enterprises. As a result, the court released the bond posted by the Company to Motel Enterprises and returned the excess of approximately $60,000, including interest, to the Company. The Company charged off the remainder of the judgment of $0.2 million in 2003. The Company also determined that the statute of limitations had expired with respect to pursuing collection under the Motel Enterprises’ note.

During 2001, Gant Acquisition LLC (“Gant”), one of the Company’s tenants, filed for protection under Chapter 11 of the Bankruptcy Code of the United States (the “Bankruptcy Code”). The bankruptcy court severed the Master Lease between Gant and the Company, permitting Gant to reject 12 of the properties subject to the Master Lease while continuing to pay rent on the remaining 15 properties. The Company is currently engaged in a series of appeals with respect to that ruling. Two of the 12 rejected properties were sold and six others leased in the fourth quarter of 2003. Depending on the outcome of the appeal, the remaining four properties will either be sold, with all proceeds payable to the Company, or Gant will be responsible for all back rent due. The tenant continues to pay all post-petition obligations as agreed on the remaining 15 properties. At December 31, 2003, there was approximately $0.7 million due from this tenant, of which $0.2 million was reserved.

In August 2003, the Company settled litigation with Alon USA, L.P. (“Alon”), the owner of the Fina brand, regarding the branding of the Company’s Fina stations. In February 2003, the Company entered into a lease termination agreement with the tenant of 51 Fina-branded convenience stores in the Dallas market. The Company assumed operations of 25 of the stations and temporarily closed the remaining 26. The original dispute involved whether those Fina stations were required to be operated continuously under the Fina brand. Pursuant to the terms of the settlement agreement, the Company paid Alon approximately $260,000 upon execution of the agreement, agreed to continue to operate the properties under the Fina brand for a specified period and agreed to pay a release fee related to any Fina property sold or leased by the Company if the subsequent operator does not continue operating under the Fina brand. The obligation to pay the release fee may be assigned by the Company to the subsequent owner or operator if they covenant to operate the property as a Fina. However, the Company would be liable in the event of a default by any subsequent owner or operator with respect to the payment of the release fee or the covenant to operate the property under the Fina brand.

The Company is subject to various legal proceedings in the ordinary course of business. The resolution of these matters cannot be predicted with any certainty, but management believes the final outcome of such matters will not have a material effect on the financial position, results of operations or cash flows of the Company.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Guarantees

FIN No. 45 requires disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and also requires liability recognition for guarantees. A guarantor is required to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation. The Company’s guarantees in place as of December 31, 2003 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions have occurred that would require payment under the guarantees, and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore would not require the Company to provide additional collateral to support the guarantees.

(in thousands)
Debtor	December 31, 2003	Maximum Guaranteed Amount
Alon(1)	$21	$2,840
Letters of Credit(2)	—	1,028

Total Guarantees	$21	$3,868

(1)	A Settlement Agreement between Alon and the Company obligated USRP to potential future payments of property release prices, as defined, on Alon properties that do not remain open and operating under the Fina brand during the term of the Agreement, through December 2008. Contracts for sales of any of these properties by USRP to third parties may contractually obligate the purchaser to maintain the Fina brand on the gasoline service stations, or pay the release price should a branding change be desired by the purchaser. In the event a new owner defaults on the agreement with USRP to maintain a continuously operating store under the Fina brand, the Company would remain directly responsible for payment of the release price to Alon.
(2)	The Company obtains irrevocable standby letters of credit to guarantee payment of a specific financial obligations. As of December 31, 2003, the Company had three letters of credit which were collateralized with cash for its wholly-owned subsidiary, FSI. Two of the FSI letters of credit secure payment to a gasoline provider and expire in April 2004, and one secures payment of excise taxes to the Internal Revenue Service and expires in December 2004. If the Company defaults on its financial obligations under the stipulations of the letters of credit, it would be required to pay up to the maximum guaranteed amount.

10. Related Party Transactions

On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Investors described in Note 11 below), the OP, LSF 4 Acquisition, LLC and Shoney’s, Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney’s, with Shoney’s being the surviving entity. Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney’s were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) was converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger. Under the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC. Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP became the 7.5% owner of the equity of the sole shareholder of Shoney’s. The OP had no obligation to fund any capital requirements of the entity, other than its initial capital contribution; however, in December 2002, it did contribute an additional $892,000 as part of a capital call. The Company purchased 51 properties from

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shoney’s as of December 31, 2002 and acquired 59 additional properties in 2003. The Company’s investments in Shoney’s as of December 31, 2002 consist of an investment in common stock of $2.4 million, mortgage loans receivable of $18.5 million and real estate purchased and leased back to Shoney’s of approximately $37.3 million. On October 6, 2003, the Company sold its 7.5% equity interest in Shoney’s, Inc. to the other shareholder of the parent company. Net proceeds were $4.5 million and the Company recognized a gain of approximately $2.1 million on the transaction.

In March 2000, the Company advanced $400,000 to Mr. Stetson, the Company’s Chief Executive Officer, for the purchase of the Common Stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March 2006. This note is classified as “Loans to stockholders for common stock” in the Company’s Consolidated Balance Sheets. During the third quarter of 2002, this promissory note was paid down by $125,000. At December 31, 2003 and 2002, there was a balance of $275,000 due on this note. Effective September 22, 2000, Mr. Stetson executed a second promissory note in the amount of $300,000 in exchange for which he received 35,037 restricted shares of the Company’s Common Stock (calculated based on a value of $8.5625 per share). The Company also advanced Mr. Stetson $75,000 under a third promissory note to be used for the sole purpose of acquiring shares of the Company’s Common Stock in the open market. Both notes bore interest at 7.0% per annum and provided for quarterly payments of interest only through July 2006, with a final payment of principal and interest due in October 2006. In addition, both notes were secured by the restricted Common Stock and stock purchased with the proceeds of the notes. During the third quarter of 2002, these promissory notes were paid in full pursuant to an agreement between Mr. Stetson and the Board of Directors in December 2001. As a result of payments on the three notes, the pledges of stock were released.

In connection with their resignations from the Company’s board of directors in March 2001, Messrs. Margolin, Rolph and Rolph entered into Noncompetition and Release Agreements with the Company pursuant to which each of them agreed not to (1) submit or cause the submission of any proposals or nominations of candidates for election as directors of the Company or (2) solicit proxies from any of the Company’s stockholders, in each case prior to December 31, 2003. Additionally, Mr. Margolin agreed not to directly or indirectly own manage, control, participate in, invest in or provide consulting services to any entity or business organization that engages in or owns, invests in, manages or controls any venture engaged in the ownership, management, acquisition or development of restaurant, gasoline and convenience store properties similar to those of the Company and its affiliates for the one-year period ended March 9, 2002. As consideration under such agreement and in connection with the termination of Mr. Margolin’s employment agreement with the Company, the Company paid Mr. Margolin $0.8 million in severance compensation, which was expensed during the quarter ended March 31, 2001. Similarly, each of the Rolphs agreed not to directly or indirectly compete with the Company, other than through the restaurant operations of the Rolphs in existence as of March 2001.

On August 27, 2001, as part of the employment arrangement with the Company’s former Chief Financial Officer and Chief Operating Officer, H.G. Carrington, Jr., the Company advanced Mr. Carrington $550,000 for the purpose of acquiring shares of the Company’s Common Stock. The promissory note provided for an interest rate of 5.0% per annum and quarterly payments of interest only through May 2006, with a final payment of principal and interest due in August 2006. This $550,000 note was paid in full in October 2002.

Pursuant to an agreement between Harry O. Davis, the Company’s Chief Operating Officer, and the Board of Directors, in January 2002, the Company advanced Mr. Davis $24,000 for the purpose of acquiring shares of the Company’s Common Stock. The promissory note provides for an interest rate of 6.0% per annum and

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

quarterly payments of interest only beginning in April 2002 through December 2006, with a final payment of principal and all unpaid interest in January 2007. This note is classified as “Loans to stockholders for common stock” in the Company’s Consolidated Balance Sheets.

In order to satisfy franchisor requirements, the Managing General Partner of Arkansas Restaurants #10 L.P. (“ARK #10”) is owned by Robert J. Stetson, the chief executive officer and member of the board of directors of the Company. Mr. Stetson receives no compensation for this role. ARK #10 was established to hold and operate six locations. The Burger King operations were either sold to third parties or closed in 1999. At December 31, 1999, a note receivable of $1.2 million was due from ARK #10 for which the Company had reserved $1.1 million as an allowance for collectibility. The note receivable was due on July 1, 2016 and had an interest rate of 9.0% per annum. During 2000, the Company determined that the reduced operations of ARK #10 made collection of this note improbable and wrote down the note against the established reserve. The Schlotzsky’s franchise was transferred to the Company effective October 1, 2001 as partial payment for the note receivable. At December 31, 2003, there were no other monies owed to the Company by ARK #10.

11. Stockholders’ Equity and Minority Interests

Common Stock

Two stockholders of the Company (LSF3 Capital Investments I, LLC and LSF III Capital Investments, L.P. (the “Lone Star Investors” or “the Lone Star Funds”)) owned approximately 19.0% of the Company’s outstanding common stock as of December 31, 2002. On October 14, 2003, the Company completed a common stock offering of 4,075,000 shares of its common stock, including 1,500,000 shares offered by the Lone Star Funds. The Company did not receive any of the proceeds from the sale of the common stock by the Lone Star Funds. Proceeds of $39.2 million from the offering, net of transaction expenses, were received on October 17, 2003. As a result of the offering, the equity interest of Lone Star Funds, as selling stockholders, was reduced to approximately 9.9%.

Minority Interests

Operating Partnership Units

During 2003, the Company acquired a property, including land and building, in exchange for 79,845 OP Units and the forgiveness of a $1.1 million note receivable owed to the Company. The fair value of the land and building received at the time of the exchange was $2.3 million.

The 131,915 OP units outstanding at December 31, 2001 and the preferred partnership interests represent the minority interest of the Company at December 31, 2001. During 2002, the remaining 131,915 OP Units expired (See Note 6, “Guaranteed Stock and Stock Options”) and were exchanged for 221,482 shares of Common Stock on August 2, 2002. The Company owned 100% of the OP Units outstanding as of December 31, 2002.

Preferred Partnership Interest

During 1999, the Company issued $55.0 million of 8.5% preferred interest in HJV to a third party for net proceeds of $52.8 million. Under the terms of this transaction, the preferred interest holder received annual distributions equal to $4.7 million payable monthly from the cash flows of HJV. Income was allocated to the preferred interest holder equal to their distribution. The minority interest reflected in the Consolidated Balance Sheets at December 31, 2002 represented the preferred interest in HJV held by the third party. On November 4,

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2003, the Company redeemed the $52.8 million preferred interest. The redemption was funded by a $35.0 million term loan, and $17.8 million from the issuance of additional shares of the Company’s Series A Preferred stock and cash.

Minority interests in the OP consisted of the following at December 31, 2003 and 2002 (in thousands):

Balance at January 1, 2002	$54,337
Distributions paid	(4,762)
Income allocated to minority interests	4,681
OP units exchanged for common stock	(1,411)

Balance at December 31, 2002	52,845
79,845 OP Units issued	1,146
Redemption of partnership interest	(52,813)
Distributions paid	(4,194)
Income allocated to minority interests	4,147
Other	(57)

Balance at December 31, 2003	$1,074

Preferred Stock

Series A Preferred

On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a liquidation preference of $25.00 per share. The Series A Preferred was not redeemable prior to November 15, 2002. On and after November 15, 2002, the Series A Preferred is redeemable, in whole or in part, at the option of the Company, (i) for such number of shares of Common Stock as are issuable at a conversion rate of .9384 shares of Common Stock for each share of Series A Preferred, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Common Stock on the New York Stock Exchange equals or exceeds the Conversion Price, subject to adjustment in certain circumstances, plus cash in the amount of any accrued and unpaid dividends, or (ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred, plus any accrued and unpaid dividends. The Series A Preferred has no stated maturity and is not subject to a sinking fund. Shares of Series A Preferred are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at a conversion price of $26.64 per share of Common Stock (equivalent to a conversion rate of .9384 shares of Common Stock). Distributions on Series A Preferred are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of Common Stock into which a share of Series A Preferred is convertible. As of December 31, 2003, 62 Series A Preferred shares had been converted into Common Stock. Holders of preferred stock are entitled to receive dividends in preference to any dividends to common stockholders or OP unit holders.

In November 2003, the Company issued 404,350 additional shares of the Series A Preferred to an affiliate of BOA. Cash generated from the issuance was used as partial payment for the redemption of the Highland Joint Venture minority interest in November 2003.

Series B Preferred

On June 19, 2003, the Company raised proceeds, net of placement fees, of $15.2 million, exclusive of certain transaction costs, from the sale of 16,000 shares of Series B Cumulative Convertible Preferred Stock (the “Series B Preferred”) in a private placement with certain institutional investors.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Series B Preferred carries an 8% cumulative dividend and is convertible into common shares at a fixed conversion price of $16.00 per share, which represents a premium to the Company’s market price for its common stock at the date of issuance. The Series B Preferred has a perpetual term but is redeemable after three years at stated value plus accrued and unpaid dividends, or in common stock based on a weighted average conversion calculation. The Company also granted warrants to the investors to purchase 206,452 shares of common stock at an exercise price of $16.50 per share. The warrants have a seven-year term. The offering also included registration rights, which required the Company to file a “shelf” registration statement to register the resale of the underlying common stock.

The offering also included a twelve-month option for the institutional investors to invest an additional $4 million in stated value Series B Preferred under the same terms as the initial investment, with certain conversion price adjustments for the then current market price for the Company’s Common Stock.

In connection with the private placement of the Series B Preferred, the Company agreed with the Series B Preferred investors that the Company would not, without their prior written consent, prior to December 30, 2003 (90 days following the October 1, 2003 effective date of the resale registration statement), issue any additional shares of common stock or securities convertible into Common Stock. The Series B Preferred investors agreed to waive the foregoing restriction in order to permit the Company to sell shares of Common Stock during October 2003 in exchange for the Company’s agreement to:

•	Sell to the Series B Preferred investors an additional $4.0 million of Series B Preferred at stated value, with a fixed conversion price of $16.00 per share and issue additional warrants; and

•	Increase the amount of Series B Preferred that the Series B Preferred investors have the right to purchase under the 12-month option by an additional $1.0 million for a total option of $5.0 million.

On October 17, 2003, the Company issued the $4.0 million of additional Series B Preferred stock to the existing Series B Preferred holders. The Company also granted warrants to the investors to purchase 51,614 shares of Common Stock at an exercise price of $16.50 per share. The warrants have a seven-year term.

Management evaluated the Series B Preferred for appropriate classification in the balance sheet. Management concluded that the Series B Preferred is neither mandatorily redeemable, as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” nor does it embody an unconditional obligation to transfer equity shares of the Company. The Series B Preferred does contain conditional obligations to redeem in cash or shares, but the conditions or events are not certain to occur at December 31, 2003. Accordingly, the Series B Preferred does not fall under the scope of SFAS No. 150 at this time.

Since the Series B Preferred is outside the scope of SFAS No. 150, management evaluated the requirements of EITF D-98, “Classification and Measurement of Preferred Securities,” to determine if the securities should be classified as permanent equity. As none of the redemption requirements of the securities are outside the control of the Company, management concluded that the Series B Preferred should be classified as equity as of December 31, 2003.

Distributions to Common and Preferred Stockholders

For the year ended December 31, 2003, the Company declared distributions of $27.2 million to its common stockholders and the minority interests, $7.3 million to its Series A Preferred stockholders and $0.6 million to its Series B Preferred stockholders.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first working day of the current period. During the twelve months ended December 31, 2002, the Company paid twelve Common Stock dividends and declared eleven, and paid four Preferred Stock dividends and declared three.

For the year ended December 31, 2002, the Company declared distributions of $23.8 million to its common stockholders and the minority interests and $5.3 million to its Series A Preferred stockholders.

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

Cash and cash equivalents, receivables (including deferred rent receivable) and accounts payable (including deferred rent payable) are short term and highly liquid in nature. Accordingly, fair value approximates the carrying values of these items. Derivative financial instruments are recorded on the balance sheet at fair value based on brokerage quotes received by the Company. The line of credit, the Certificates and the term loans bear interest at current market rates based upon the prime rate or LIBOR, and accordingly, the fair value approximates the carrying value.

Notes and mortgage loans receivable totaling $16.4 million and $44.7 million as of December 31, 2003 and 2002, respectively, had a fair value of $17.9 million and $45.4 million respectively, based upon interest rates for notes with similar terms and remaining maturities.

Cost method investments with recorded values of $0.4 million and $3.0 million as of December 31, 2003 and 2002, respectively, had fair values of approximately the same amounts based on prices recently paid by the Company and/or published market values/prices if available.

Fixed rate notes payable and the mortgage note payable totaling $111.9 million and $159.4 million as of December 31, 2003 and 2002, respectively, had fair values of $113.3 million and $159.7 million respectively, based on interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

The fair value estimates presented herein are based on information available to management as of December 31, 2003 and 2002. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

13. Segment Information

The Company has two operating segments, real estate and retail. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision maker(s) in deciding how to allocate resources and in assessing performance.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate. Real estate activities are comprised of property management, acquisition and development operations and related business objectives. The Company derives its revenues primarily from rental income received on its 779 restaurant and service station properties located throughout 48 states.

Retail. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise, and food sales at restaurants operated by the Company. At December 31, 2003, FSI operated four service stations in Texas, eight in Hawaii, one in Illinois and one in California. In January 2002, FSI commenced utilizing a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations. At December 31, 2003, in addition to the service stations currently operated, FSI sold fuel through 12 other operators and sold fuel on a wholesale basis to another two operators. FSI also operates two restaurants, one located in Texas and one located in Kansas.

Intersegment Charges. Intersegment charges are eliminated in consolidation and include the costs of rent and interest. The Retail segment pays rent to the Real Estate segment for lease of the properties that it operates. Effective January 1, 2002, interest is also paid by the Retail segment to the Real Estate segment. Interest is charged at an annual rate of 9.5% on intercompany balances as well as on a note established on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI. Intercompany balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations. Intersegment rent and interest eliminated in consolidation for the years ended December 31, 2003 were each $1.2 million.

The following table presents the Company’s reportable amounts by segment as of and for the years ended December 31, 2003 and 2002 (in thousands):

2003	Real Estate	Retail	Intercompany	Consolidated
Rental income	$62,071	$—	$(1,244)	$60,827
Retail operations	—	56,820	—	56,820
Interest on real estate loans and tenant expense reimbursements	7,684	—	(1,237)	6,447
Lease termination fees	1,745	—	—	1,745

Total revenues	71,500	56,820	(2,481)	125,839
Depreciation and amortization	(20,905)	(378)	—	(21,283)
General and administrative	(4,333)	(6,796)	—	(11,129)
Retail cost of sales	—	(47,404)	—	(47,404)
Other expenses, net	(12,511)	(1,142)	1,244	(12,409)

Income (loss) from continuing operations before interest expense and discontinued operations	33,751	1,100	(1,237)	33,614
Interest expense	(20,110)	(1,253)	1,237	(20,126)
Income (loss) from discontinued operations	9,431	(390)	—	9,041
Cumulative effect of change in accounting principle	(241)	(29)	—	(270)

Net income (loss)	$22,831	$(572)	$—	$22,259

Identifiable assets	$529,424	$15,250	$(4,000)	$540,674
Cash allocable to segments	12,721	1,134	—	13,855

Total assets	$542,145	$16,384	$(4,000)	$554,529

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2002	Real Estate	Retail	Intercompany	Consolidated
Rental income	$61,322	$—	$(1,837)	$59,485
Retail operations	—	37,856	—	37,856
Interest on real estate loans and tenant expense reimbursements	7,001	—	(804)	6,197
Lease termination fees	92	—	—	92

Total revenues	68,415	37,856	(2,641)	103,630
Depreciation and amortization	(19,919)	(56)	—	(19,975)
General and administrative	(4,862)	(5,091)	—	(9,953)
Retail cost of sales	—	(32,079)	—	(32,079)
Other expenses, net	(10,228)	(1,757)	1,837	(10,148)

Income (loss) from continuing operations before interest expense and discontinued operations	33,406	(1,127)	(804)	31,475
Interest expense	(22,285)	(825)	804	(22,306)
Income (loss) from discontinued operations	5,167	(68)	—	5,099

Net income (loss)	$16,288	$(2,020)	$—	$14,268

Identifiable assets	$570,481	$8,204	$(4,000)	$574,685
Cash allocable to segments	2,975	1,417	—	4,392

Total assets	$573,456	$9,621	$(4,000)	$579,077

14. Employee Benefit Plan

Effective October 15, 1997, the U.S. Restaurant Properties, Inc. 401(k) plan (the “Plan”) was established as a savings plan for the Company’s employees. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of January 1, April 1, July 1 and October 1 immediately following the later of the (i) six months after their first day of employment with the Company or (ii) the date an employee attains the age of 21, as defined. Each participant may make contributions to the Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant’s annual compensation (not to exceed $12,000 per annum for 2003, plus “catch-up” contributions of up to $2,000 for employees aged 50 and over). The Company will match up to 50% of participating annual employee’s contributions up to a maximum of 10% of the employee’s annual compensation. The Company’s matching contributions are made in Common Stock of the Company, which is purchased by the Plan on the open market, and is subject to specified years-of-service for vesting of the Company’s portion of contributions to the Plan. Employer contributions of approximately $59,000, $49,000 and $47,000 have been paid or accrued for the years ended December 31, 2003, 2002 and 2001, respectively.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15. Summary of Quarterly Financial Information (unaudited) (in thousands, except per share amounts)

	Quarter				Total Year
	First	Second	Third	Fourth
2003
Revenues from continuing operations (a)	$30,799	$30,994	$32,103	$31,943	$125,839
Income from discontinued operations (a,b)	315	5,479	3,123	124	9,041
Income from continuing operations (a,b)	9,931	8,654	8,011	9,024	35,620
Income allocable to common stockholders (c)	1,410	5,703	3,158	3,867	14,138
Income per common share:
Basic net income per share (c)	$0.07	$0.29	$0.16	$0.18	$0.70
Diluted net income per share (c)	$0.07	$0.29	$0.16	$0.18	$0.70

2002
Revenues from continuing operations (a)	$23,098	$26,270	$26,643	$27,619	$103,630
Income (loss) from discontinued operations (a,b)	1,517	(251)	1,740	2,093	5,099
Income from continuing operations (a,b)	8,610	8,154	9,559	8,893	35,216
Income (loss) allocable to common stockholders	2,174	(507)	2,981	2,518	7,166
Income (loss) per common share:
Basic net income (loss) per share	$0.11	$(0.03)	$0.15	$0.13	$0.36
Diluted net income (loss) per share	$0.11	$(0.03)	$0.15	$0.13	$0.36

(a)	Reflects the reclassification in prior periods of the operating results associated with the 135 properties sold or disposed of subsequent to January 1, 2002, previously reported in continuing operations.
(b)	Reflects the reclassification in prior periods of provision for doubtful accounts previously shown as a component of continuing operations.
(c)	Reflects the adjustment in prior periods of dividends accrued, but not declared on the Company’s Series A Preferred and Series B Preferred.

Schedule II

U.S. Restaurant Properties, Inc.

Valuation and Qualifying Accounts

(in thousands)

	Accounts Receivable	Straight- line Rent	Notes and Mortgages Receivable	Total
Balance at January 1, 2002	$3,460	$1,287	$6,540	$11,287
Bad debt expense	498	192	(2,351)	(1,661)
Write-offs, net of recoveries	(1,427)	(995)	30	(2,392)

Balance at December 31, 2002	2,531	484	4,219	7,234
Bad debt expense	29	1,097	(917)	209
Write-offs, net of recoveries	(1,217)	(1,141)	(163)	(2,521)

Balance at December 31, 2003	$1,343	$440	$3,139	$4,922

Schedule III

U.S. Restaurant Properties, Inc.

Real Estate and Accumulated Depreciation

(dollars in thousands)

	Number of Properties(1)	Cost at December 31, 2003				Accumulated Depreciation at December 31, 2003
Store Type		Land	Buildings	Equipment	Total	Buildings	Equipment	Total
Arby’s	65	$11,007	$38,227	$99	$49,333	$12,297	$61	$12,358
ARCO	24	11,417	11,498	1,305	24,220	2,432	852	3,284
Burger King	150	25,962	51,390	273	77,625	20,310	225	20,535
Captain D’s	87	29,867	33,831	—	63,698	1,186	—	1,186
Dairy Queen	30	2,151	6,525	617	9,293	2,995	617	3,612
El Chico	21	8,202	18,942	—	27,144	5,876	—	5,876
Gant	25	4,461	5,655	1,486	11,602	1,312	903	2,215
Grandy’s	27	11,955	—	—	11,955	—	—	—
Phillips 66	18	3,353	5,588	1,636	10,577	1,263	1,043	2,306
Shell Oil	9	7,366	9,933	938	18,237	2,082	389	2,471
Other	339	96,121	187,802	5,877	289,800	53,590	2,501	56,091

Total	795	$211,862	$369,391	$12,231	$593,484	$103,343	$6,591	$109,934

(1)	Substantially all property is restaurant or service station property. Properties include 69 vacant properties which are included in the store type relating to their respective use prior to vacancy.
(2)	Depreciation is computed over the estimated useful life of 15 to 20 years for the buildings and improvements and seven years for equipment.
(3)	Burger King restaurant properties include the land values of two restaurant properties in which the building and improvements are accounted for as direct financing leases.
(4)	Transactions in real estate and equipment and accumulated depreciation during 2003, 2002 and 2001 are summarized below.

	Cost	Accumulated Depreciation
Balance at January 1, 2001	$610,619	$68,048
Acquisitions	2,277	—
Cost of real estate sold	(27,438)	(7,167)
Assets classified as held for sale	(22,071)	—
Depreciation expense	—	22,040
Asset impairment	(18,445)	—
Transfer from direct financing leases	680	—
Transfer from construction in progress	8,541	—

Balance at December 31, 2001	554,163	82,921
Acquisitions	39,535	—
Cost of real estate sold	(27,159)	(4,821)
Assets classified as held and used	22,071	—
Depreciation expense	—	21,902
Asset impairment	(2,361)	—
Transfer from direct financing leases	171	—
Transfer from construction in progress	43	—

Balance at December 31, 2002	586,463	100,002
Acquisitions	52,796	—
Cost of real estate sold	(44,845)	(12,467)
Depreciation expense	—	22,399
Asset retirement obligation	462	—
Asset impairment	(4,719)	—
Transfer from direct financing leases	152	—
Transfer from construction in progress	3,175	—

Balance at December 31, 2003	$593,484	$109,934

Index to Exhibits
Exhibit Number

3.1	Restated Articles of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2003)

3.2	Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2003)

4.1	Specimen of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-21403))

4.2	Articles Supplementary Classifying and Designating a Series of Preferred Stock as $1.93 Series A Cumulative Convertible Preferred Stock (incorporated by reference to Exhibit 2 to the Registrant’s Form 8-K filed on November 14, 1997)

4.3	Articles Supplementary Classifying and Designating a Series of Preferred Stock as $1.93 Series B Redeemable Convertible Preferred Stock (incorporated by reference to Exhibit 4.01 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003)

4.4	Securities Purchase Agreement relating to Series B Preferred Stock (incorporated by reference to Exhibit 4.02 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003)

4.5	Registration Rights Agreement relating to Series B Preferred Stock (incorporated by reference to Exhibit 4.03 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003)

4.6	Stock Purchase Warrant—Omnicron Master Trust (incorporated by reference to Exhibit 4.04 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003)

4.7	Stock Purchase Warrant—The Riverview Group, LLC (incorporated by reference to Exhibit 4.05 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003)

4.8	Registration Rights Agreement among the Company, LSF3 Capital Investments I, LLC and LSF3 Capital Investments II, LLC dated as of March 9, 2001 (incorporated herein by reference to Exhibit 99.1 to the Schedule 13D filed by LSF3 Capital Investments I, LLC, and the other reporting persons named therein, on March 9, 2001)

10.1	Amended and Restated Property Management Agreement dated August 1, 2001 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on November 14, 2001)

10.2	Amended and Restated Indenture dated August 1, 2001 (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-Q filed on November 14, 2001)

10.3	Note Purchase Agreement dated May 1, 1998 for $111.0 million, 7.15% Senior Notes due May 1, 2005 between U.S. Restaurant Properties, Inc. and the purchasers (incorporated by reference to Exhibit 10.7 to the Registrant’s Form 10-K filed on March 29, 1999)

10.4	Credit Agreement dated May 31, 2002 (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q filed on August 14, 2002)

10.5	Employment Agreement—Robert J. Stetson

10.6	Severance and Change in Control Agreement—Harry O. Davis

10.7	Severance and Change in Control Agreement—Stacy M. Riffe

10.8	First Amendment to Amended and Restated Property Management Agreement effective as of December 31, 2003

Index to Exhibits
Exhibit Number

10.9	First Amendment to Term Loan Agreement and Credit Documents dated as of December 1, 2003

10.10	First Amendment to Credit Agreement and Credit Documents dated as of December 1, 2003

10.11	First Hawaiian Bank Loan Agreement dated December 12, 2003

12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

14.1	Senior Management Code of Ethics for Robert J. Stetson

14.2	Senior Management Code of Ethics for Stacy M. Riffe

14.3	Senior Management Code of Ethics for M. Gail Wells

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Section 302 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002.