Form 10-Q
period 2004-03-31
U S RESTAURANT PROPERTIES INC
filed 2004-05-10
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of May 5, 2004, U.S. Restaurant Properties, Inc. had 22,552,639 shares of common stock $0.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
Assets

Property, net
Land	$210,898	$211,862
Buildings and leasehold improvements	365,773	369,391
Machinery and equipment	11,904	12,231

	588,575	593,484
Less: accumulated depreciation	(113,516)	(109,934)

	475,059	483,550

Construction in progress	247	35
Cash and cash equivalents	3,184	13,855
Restricted cash and marketable securities	3,641	3,138
Rent and other receivables, net (includes $1,184 and $1,343 allowance for doubtful accounts at March 31, 2004 and December 31, 2003, respectively)	4,323	7,903
Straight line rent, net (includes $443 and $440 allowance for doubtful accounts at March 31, 2004 and December 31, 2003, respectively, and $3,486 and $3,482 of remodel grants at March 31, 2004 and December 31, 2003, respectively)	15,764	15,295
Prepaid expenses and other assets	3,121	1,362
Inventories	3,306	2,986
Investments	390	405
Notes receivable, net (includes $2,862 and $2,887 allowance for doubtful accounts at March 31, 2004 and December 31, 2003, respectively)	6,018	6,247
Mortgage loans receivable, net (includes $252 allowance for doubtful accounts at both March 31, 2004 and December 31, 2003)	14,572	10,170
Net investment in direct financing leases	273	256
Deferred financing costs and intangibles, net	8,543	9,327

Total assets	$538,441	$554,529

Continued on next page

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	March 31, 2004	December 31, 2003
Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$20,854	$19,458
Accrued dividends and distributions	2,491	2,491
Line of credit	—	10,300
Interest rate derivatives at fair value	2,833	2,671
Notes payable	312,235	314,696
Mortgage note payable	900	910

Total liabilities	339,313	350,526

Commitments, contingencies and guarantees

Minority interests	1,057	1,074

Stockholders’ equity

Preferred stock, $0.001 par value per share;
Series A Cumulative Convertible Preferred Stock—50,000 shares authorized, 4,084 shares issued and outstanding (aggregate liquidation value of $102,107)	4	4
Series B Convertible Preferred Stock—20 shares authorized, 20 shares issued and outstanding (aggregate liquidation value of $20,000)	—	—
Common stock, $0.001 par value per share; 100,000 shares authorized, 22,553 and 22,527 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	23	23
Additional paid-in capital	395,826	395,626
Excess stock, $0.001 par value per share 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(2,833)	(2,671)
Loans to stockholders for common stock	(299)	(299)
Distributions in excess of net income	(194,650)	(189,754)

Total stockholders’ equity	198,071	202,929

Total liabilities and stockholders’ equity	$538,441	$554,529

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2004	2003
Revenues:
Rental income	$15,600	$14,841
Tenant expense reimbursements	789	851
Lease termination fees	100	446
Interest on real estate loans	417	900
Retail operations	13,039	11,529

Total revenues	29,945	28,567
Expenses:
Ground rent	861	894
Property taxes	160	285
Other property	347	296
Legal	198	267
Depreciation and amortization	5,528	5,266
Impairment of long-lived assets	176	193
Provision for doubtful accounts	139	(80)
General and administrative	3,381	2,540
Retail cost of sales	10,891	10,127

Total expenses	21,681	19,788

Loss on sale of investments	—	(14)

Income from continuing operations	8,264	8,765
Non-operating income	8	7
Interest expense	(4,554)	(5,633)
Minority interests	(9)	(1,169)

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	3,709	1,970
Income from discontinued operations	1,286	1,486
Cumulative effect of change in accounting principle	—	(270)

Net income	4,995	3,186
Dividends and accretion on preferred stock	(2,454)	(1,776)

Net income allocable to common stockholders	$2,541	$1,410

Basic and diluted net income per share:
Income from continuing operations allocable to common stockholders	$0.05	$0.01
Income from discontinued operations	0.06	0.07
Cumulative effect of change in accounting principle	—	(0.01)

Net income per share	$0.11	$0.07

Weighted average shares outstanding
Basic	22,535	19,837
Diluted	22,662	19,864

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Comprehensive Operations

(In thousands)

	Three Months Ended March 31,
	2004	2003
Net income	$4,995	$3,186
Other comprehensive income - reclassification adjustment - Hedge settlement adjustment	588	896
Fair value adjustment for derivatives	(750)	(674)

Comprehensive income	$4,833	$3,408

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Three Months Ended March 31, 2004

(In thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Loan to Shareholders	Distributions In Excess of Net Income	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances at January 1, 2004	4,084	$4	20	$—	22,527	$23	$395,626	$(2,671)	$(299)	$(189,754)	$202,929
Net income										4,995	4,995
Costs associated with issuance of Preferred Stock							(54)				(54)
Common stock issued -Stock based compensation					26	—	171				171
Series B Preferred Stock accretion							83			(83)	—
Other comprehensive income (loss) - Reclassification adjustment - hedge settlement								588			588
Fair value adjustment for derivatives								(750)			(750)
Distributions declared on common stock										(7,437)	(7,437)
Distributions declared on preferred stock										(2,371)	(2,371)

Balances at March 31, 2004	4,084	$4	20	$—	22,553	$23	$395,826	$(2,833)	$(299)	$(194,650)	$198,071

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:

Net income	$4,995	$3,186
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,553	5,780
Cumulative effect of change in accounting principle	—	270
Amortization of deferred financing costs and discounts	433	547
Impairment of long-lived assets	211	1,595
Provision for doubtful accounts	151	(37)
Stock-based compensation	125	—
Fair value adjustment for interest rate derivatives	—	(100)
Minority interests	9	1,169
Gain on sale of property	(1,421)	(1,619)
Decrease in rent and other receivables, net	3,387	1,827
Increase in straight line rent, net	(476)	(573)
Increase in prepaid expenses	(2,403)	(485)
Increase in inventories	(320)	(2,897)
(Increase) decrease in net investment in direct financing leases	(17)	32
Increase (decrease) in accounts payable and accrued liabilities	1,499	(1,528)
Decrease in unearned contingent rent	(35)	(128)
Other increases	11	—

Cash flows from operating activities	11,702	7,039

Cash flows from investing activities:

Proceeds from sale of property and equipment	6,719	2,946
Purchase of property	(2,316)	(260)
Purchase of machinery and equipment	(334)	(2,465)
Distributions received from investments	15	51
(Increase) decrease in restricted cash, net	(503)	228
Purchase of mortgage loans receivable	(4,932)	—
Mortgage loans receivable principal payments	1,152	1,875
Lease acquisition premiums paid	(15)	(56)
Notes receivable principal payments	429	209

Cash flows from investing activities	215	2,528

continued on next page

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

	Three Months Ended March 31,
	2004	2003
Cash flows from financing activities:

Proceeds from line of credit	$1,000	$7,200
Payments on line of credit	(11,300)	(7,750)
Distributions to minority interest shareholders	(26)	(1,169)
Cash distributions to stockholders	(7,436)	(6,546)
Payment of preferred stock dividends	(2,371)	(1,776)
Proceeds from sale of stock and exercised stock options	—	176
Payments on notes/mortgage payable	(2,395)	(2,602)
Other decreases	(60)	—

Cash flows from financing activities	(22,588)	(12,467)

Decrease in cash and cash equivalents	(10,671)	(2,900)
Cash and cash equivalents at beginning of period	13,855	4,392

Cash and cash equivalents at end of period	$3,184	$1,492

Supplemental disclosure:
Interest paid during the period	$1,389	$3,224

Income taxes paid (including state income and franchise taxes)	$259	$—

Non-cash investing and financing activities:
Notes received on sale of property	$616	$—
Security deposit and note receivable written off	—	1,037

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (“USRP” and, collectively with its subsidiaries, the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), as defined under the Internal Revenue Code. The Company owns, acquires and manages branded chain restaurants and select service retail properties. Additionally, from time to time, the Company makes opportunistic investments in mortgage loans, secured by leasehold interests in restaurants or real estate. The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P (“OP”). As of March 31, 2004, the Company owned 99.65% of and controlled OP. Also as of March 31, 2004, the Company owned 778 properties in 48 states.

Basis of Presentation and Estimates

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of March 31, 2004, the consolidated results of its operations comprehensive operations and cash flows for the three months ended March 31, 2004 and 2003 and the consolidated statement of stockholders’ equity for the three months ended March 31, 2004.

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

Significant Accounting Policies

This section should be read in conjunction with the more detailed information regarding the Company’s significant accounting policies contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Earnings Per Share of Common Stock

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, units of beneficial interest in the OP (“OP Units”) and convertible Preferred Stock and stock warrants. A reconciliation of the basic and diluted weighted average shares is as follows (in thousands, except per share amounts):

	Three months ended March 31,
	2004	2003
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$3,709	$1,970
Dividends and accretion on preferred stock	(2,454)	(1,776)

Income from continuing operations allocable to common stockholders	1,255	194
Income from discontinued operations	1,286	1,486
Cumulative effect of change in accounting principle	—	(270)

Net income allocable to common stockholders	$2,541	$1,410

Basic and diluted net income per share:
Income from continuing operations allocable to common stockholders	$0.05	$0.01
Income from discontinued operations	0.06	0.07
Cumulative effect of change in accounting principle	—	(0.01)

Net income per share	$0.11	$0.07

Weighted average shares outstanding:
Basic	22,535	19,837
Dilutive effect of OP units	80	—
Dilutive effect of stock options	25	27
Dilutive effect of stock warrants	22	—

Diluted	22,662	19,864

Antidilutive securities:
Stock options	14	61
Convertible preferred stock	5,083	3,453

Revenue Recognition

The Company’s revenues primarily include rental income on real estate properties and operating revenue from retail operations.

The Company leases properties on a triple net basis primarily to operators of quick-service and full-service chain restaurants affiliated with major national or regional brands as well as to certain convenience stores and gas stations. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in some cases, the ground rents, where applicable. The triple net structure is designed to provide a predictable stream of income while minimizing ongoing property operating costs. Accordingly, the accompanying unaudited condensed consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company recognized revenues associated with ground lease reimbursements of $0.8 million and $1.0 million for the three month ended March 31, 2004 and 2003, respectively, of which $0.1 million and $0.2 million, respectively, are reflected as “Income from discontinued operations” in the Company’s Unaudited Condensed Consolidated Statements of Operations. Rent revenues and ground rent expense are recognized on a straight-line basis unless significant collection problems occur with the tenant, at which time rents are recognized on a cash basis. Indicators of possible doubtful collection may include bankruptcy filings and work-out agreements. In addition, if the Company has collected no payments on a particular receivable for over five months, revenue is recorded on a cash basis. Once a tenant has been placed on cash basis accounting, it will remain on that basis until there have been several months of on-time payments received. The Company occasionally provides lease concessions such as remodeling grants or rent abatements, which are included in the straight-lining of revenue, to tenants in consideration for early renewal and restructure of existing leases or for other business reasons. Straight-line rent revenues for the three months ended March 31, 2004 and 2003 were $0.6 million in each period. Contingent rent is recognized as revenue after the related lease sales targets are achieved. The Company recognized contingent rent revenues of $0.6 million and $0.7 million for the three month periods ended March 31, 2004 and 2003, respectively, none of which and $0.1 million of which, respectively, are reflected as “Income from discontinued operations” in the Company’s Unaudited Condensed Consolidated Statements of Operations.

Interest income on notes and mortgages receivable is recorded on an accrual basis. However, when circumstances indicate that the ultimate collection of interest is doubtful, interest is recorded on a cash basis.

Retail revenues are derived from gasoline sales, car washes, convenience store merchandise sales and food sales at restaurants operated by the Company. Revenue is recognized upon the sale of gasoline, merchandise or the delivery of services.

Derivative Financial Instruments

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet at their fair values. Accounting for the changes in the fair value of the derivatives is dependent on the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized currently in earnings. If the derivative is designated as a cash flow hedge, changes in fair value of the derivative are recorded in other comprehensive income and are recognized in the Unaudited Condensed Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of a cash flow or fair value hedge is recognized in earnings. Changes in the fair value of a derivative that does not qualify as a hedge or is not designated as a hedge are recognized in earnings.

Concentration of Risk

The Company mitigates its concentration of risk by diversifying the number of restaurant concepts operating on its properties, with no one concept except Burger King® (13.5%) and Captain D’s® (11.9%) accounting for more than 10% of the total rental revenues earned from the Company’s properties. The properties are further diversified by the number of tenants, with no single tenant except an owner of Captain D’s (11.6%) providing more than 10% of the total rental revenues earned from the Company’s properties. Geographically, the Company has properties located in 48 states, with no state except Texas (25.0%) accounting for more than 10% of the total rental revenues earned from the Company’s properties.

Income Taxes

Income tax expense was $0.4 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively, and is included as “General and administrative expenses” in the Unaudited Condensed Consolidated Statements of Operations. The Company has approximately a $0.4 million net operating loss carryforward (“NOL”) that management believes will be utilized prior to its expiration.

Equity-Based Compensation

SFAS No. 148, “Accounting for Stock-Based Compensation —Transition and Disclosures,” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides new transition methods if an entity adopts the fair value based method of valuing stock-based compensation as well as requiring additional disclosures in interim and annual financial statements. At this time, the Company intends to continue to utilize the intrinsic value model of accounting for options, which results in compensation costs equal to the excess of the fair value of the Company’s common stock at the measurement date above the stock options’ strike price. Pro-forma disclosures are as follows (in thousands, except per share data):

	Three months ended March 31,
	2004	2003
Net income allocable to common stockholders, as reported	$2,541	$1,410
Stock-based compensation recognized (1)	125	—

	2,666	1,410
Pro-forma stock-based compensation	(132)	(16)

Pro-forma net income allocable to common stockholders	$2,534	$1,394

Basic and diluted income per share:
As reported - basic and diluted	$0.11	$0.07
Pro-forma – basic and diluted	$0.11	$0.07

Stock options:
Pro-forma estimated compensation value per option granted	n/a	$2.20

(1)	During the three months ended March 31, 2004, the Company granted 8,287 shares of restricted stock to the independent members of its Board of Directors. Compensation expense in the amount of $0.1 million is included in the accompanying Unaudited Condensed Consolidated Financial Statements of Operations based on the fair market value of the stock at the date of the grant of $17.21 per share for all shares vested through March 31, 2004.

2. Property

Results of discontinued operations relate to the sale or disposal of 20 properties during the three months ended March 31, 2004 and 89 properties during 2003. The operating results of these properties as well as the net gain on disposal are included in the Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” as follows (in thousands):

	Three months ended March 31,
	2004	2003
Revenues	$595	$4,262
Depreciation and amortization	(25)	(514)
Impairment of long-lived assets	(35)	(1,402)
Other expenses	(670)	(2,479)

	(135)	(133)
Gain on sale of property	1,421	1,619

Income from discontinued operations	$1,286	$1,486

The Company acquired three properties during the 2004 first quarter. The combined purchase price was approximately $2.6 million, of which approximately $0.7 million was provided from funds held in a 1031 exchange account and the remainder being paid in additional cash. No significant property acquisition costs were incurred during the three months ended March 31, 2003.

During the three months ended March 31, 2004, the Company completed the sale or disposal of 20 properties for cash proceeds of $6.7 million, net of closing costs. During the three months ended March 31, 2003, the Company completed the sale or disposal of seven properties for cash proceeds of $3.0 million, net of closing costs.

Management performs a review of the Company’s recorded investments twice during each reporting period to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of such review, an impairment charge of $0.2 million was recognized from the revaluing of 11 assets to their estimated fair values during the first quarter of 2004. An impairment charge of $1.6 million was recognized from the revaluing of 20 assets to their estimated fair values during the first quarter of 2003.

3. Revolving Credit Facility and Notes Payable

The Company’s debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2004	December 31, 2003
Revolving credit facility	October 2006	LIBOR + 3.0%	$—	$10,300

Notes payable
Senior unsecured notes, interest-only payable semiannually	May 2005	7.15%	111,000	111,000
Variable rate certificates, principal and interest payable monthly	August 2006	LIBOR + 0.48%	154,052	156,274
Term loan, interest-only payable monthly	November 2008	LIBOR + 3.5%	35,000	35,000
Term loan, principal and interest payable monthly	December 2011	LIBOR + 2.5%	11,837	12,000
Debt premium, net			346	422

Total notes payable			312,235	314,696

Mortgage note payable	June 2007	8.00%	900	910

Total debt			$313,135	$325,906

LIBOR as of March 31, 2004 and 2003 was 1.09% and 1.31%, respectively. As of March 31, 2004, funds available under the revolving credit facility were $52.8 million. As of May 5, 2004, funds available under the credit facility were $45.6 million.

The Company is in compliance with all covenants associated with its debt and credit facilities at March 31, 2004.

4. Derivative Instruments

The Company’s derivative instruments at March 31, 2004 are summarized as follows (in thousands):

Type	Settlement Period	Maturity	Notional Amount	Fixed Swap Rate Paid	Floor Rate	Cap Rate	Liability
							March 31, 2004	Dec. 31, 2003
Interest rate collar	Monthly	August 2005	$58,908		4.42%	6.00%	$2,203	$2,375
Interest rate swap	Monthly	June 2004	25,000	2.42%			82	153
Interest rate swap	Monthly	Sept. 2005	30,000	2.12%			256	35
Interest rate swap	Monthly	Sept. 2005	25,000	2.33%			292	108

							$2,833	$2,671

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company’s derivative financial instruments, which are all designated as cash flow hedges, include interest rate swaps and interest rate collars.

The Company terminated a fixed to floating interest rate swap with Bank of America in September 2002. The gain resulting from the termination of approximately $0.9 million was recorded as a basis adjustment to notes payable on the balance sheet and is being amortized over the original term of the derivative, through May 2005. As of March 31, 2004, the unamortized basis adjustment was $0.4 million.

5. Stockholders’ Equity and Minority Interests

Two stockholders of the Company (LSF3 Capital Investments I, LLC and LSFIII Capital Investments, L.P. (collectively, the “Lone Star Investors”)) owned approximately 9.9% of the outstanding Common Stock at March 31, 2004.

Minority Interests

Minority interest activity for the three months ended March 31, 2004 was as follows (in thousands):

Balance at January 1, 2004	$1,074
Distributions paid and accrued	(26)
Income allocated to minority interests	9

Balance at March 31, 2004	$1,057

6. Segment Information

The Company has two operating segments, real estate and retail. Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated by the chief operating decision makers in deciding how to allocate resources and in assessing performance. Net income is the performance measure used to evaluate each segment. The accounting policies for the segments are the same as those for the Company as a whole.

Real Estate. Real estate activities are comprised of acquisitions, leasing, property management and related business objectives. The Company derives its revenues primarily from rental income received on its 763 restaurant and service station properties located throughout 48 states.

Retail. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise as well as food sales at restaurants operated by the Company. Retail operations are administered by Fuel Supply, Inc. (“FSI”), a taxable REIT subsidiary. FSI operates the Company’s vacant properties on an interim basis and utilizes a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations. At March 31, 2004, FSI operated two service stations in Texas, eight in Hawaii, one in Illinois and one in California. In addition to the service stations currently operated, FSI sold fuel through 14 other operators and sold fuel on a wholesale basis to another two operators. FSI also operated three restaurants, one each located in Texas, Georgia and Kansas.

Intersegment Charges. Intersegment charges are eliminated in consolidation and include the costs of rent and interest. The Retail segment pays market rate rents to the Real Estate segment for lease of the properties that it operates. Interest is charged at an annual rate of 9.5% on intercompany balances as well as on a note established on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI. Intercompany balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations. Intersegment rent eliminated in consolidation was $0.3 million and $0.5 million, respectively, for the three months ended March 31, 2004 and 2003.

The following table presents the Company’s reportable amounts by segment as of and for the three months ended March 31, 2004 and 2003 (in thousands):

March 31, 2004	Real Estate	Retail	Intercompany	Consolidated
Rental income	$15,886	$—	$(286)	$15,600
Retail operations	—	13,039	—	13,039
Interest on real estate loans and tenant expense reimbursements	1,181	—	25	1,206
Lease termination fees	100	—	—	100

Total revenues	17,167	13,039	(261)	29,945
Depreciation and amortization	(5,426)	(102)	—	(5,528)
General and administrative	(2,281)	(1,100)	—	(3,381)
Retail cost of sales	—	(10,891)	—	(10,891)
Other expenses, net	(1,540)	(628)	286	(1,882)

Income from continuing operations before discontinued operations	7,920	318	25	8,263
Interest expense	(4,439)	(90)	(25)	(4,554)
Income (loss) from discontinued operations	1,405	(119)	—	1,286

Net income	$4,886	$109	$—	$4,995

Identifiable assets	$527,167	$14,539	$(6,449)	$535,257
Cash allocable to segments	1,612	1,572	—	3,184

Total assets	$528,779	$16,111	$(6,449)	$538,441

March 31, 2003	Real Estate	Retail	Intercompany	Consolidated
Rental income	$15,359	$—	$(518)	$14,841
Retail operations	—	11,529	—	11,529
Interest on real estate loans and tenant expense reimbursements	2,075	—	(324)	1,751
Lease termination fees	446	—	—	446

Total revenues	17,880	11,529	(842)	28,567
Depreciation and amortization	(5,205)	(61)	—	(5,266)
General and administrative	(1,284)	(1,256)	—	(2,540)
Retail cost of sales	—	(10,127)	—	(10,127)
Other expenses, net	(2,607)	(942)	518	(3,031)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	8,784	(857)	(324)	7,603
Interest expense	(5,628)	(329)	324	(5,633)
Income (loss) from discontinued operations	1,658	(172)	—	1,486
Cumulative effect of change in accounting principle	(241)	(29)	—	(270)

Net income (loss)	$4,573	$(1,387)	$—	$3,186

Identifiable assets	$565,771	$14,061	$(12,623)	$567,209
Cash allocable to segments	540	952	—	1,492

Total assets	$566,311	$15,013	$(12,623)	$568,701

7. Change in Accounting Principle

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recorded a cumulative effect of change in accounting principle of $270,000 on January 1, 2003. The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations. The Company recognized accretion expense for the properties with asset retirement obligations of $10,000 for each of the three months ended March 31, 2004 and 2003.

8. Commitments, Contingencies and Guarantees

Employment Agreement

The Company entered into an employment agreement with its chief executive officer as of July 1, 2003 for an initial term of two years. This agreement provides for a minimum salary of $250,000 per year, as well as a performance bonus of up to $100,000, which is payable based on the attainment of specific goals. The agreement also provides that 15,000 shares of restricted stock be granted to the chief executive officer by March 31, 2004. Such shares, which otherwise vest on July 1, 2005, will vest immediately if certain situations occur such as termination without cause or a change in control of the Company. The agreement extends for one-year periods from the initial expiration date and on each anniversary date thereafter, unless either party provides notice at least 60 days prior to the expiration date. If at any time the chief executive officer is terminated other than for cause, death or disability, he would be entitled to a severance payment equal to two times his annual salary at such time.

Severance Arrangements

The Company has entered into severance agreements with its chief operating officer and chief financial officer as of January 1, 2004. These agreements, which each have an initial term of five years, provide for severance payments if certain situations occur, such as termination without cause or a change in control of the Company. If a change in control of the Company occurs, each officer would be entitled to receive a payment equal to one-half of his or her annual salary at such time. In addition, if either officer were to be terminated following a change in control (other than for cause), he or she would be entitled to an additional payment equal to one times his or her annual salary at such time. If at any time, either officer is terminated (other than following a change in control) other than for cause, he or she would be entitled to a severance payment equal to three-quarters of his or her annual salary at such time.

Guarantees

FIN No. 45 requires disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and also requires liability recognition for guarantees. A guarantor is required to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation.

The Company’s guarantees in place at March 31, 2004 are listed in the table below. With respect to the guarantees on indebtedness, no triggering events or conditions have occurred that would require payment under the guarantees. Furthermore, management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore would not require the Company to provide additional collateral to support the guarantees.

(in thousands)	March 31, 2004	Maximum Guaranteed Amount
Debtor
Alon (1)	$21	$2,840
Letters of Credit (2)	—	1,029

Total Guarantees	$21	$3,869

(1)	A Settlement Agreement between Alon USA, L.P. (“Alon”) and the Company obligated USRP to potential future payments of property release prices, as defined, on former Alon properties, whether or not owned by the Company, that do not remain open and operating under the Fina® brand during the term of the Agreement through December 2008. Contracts for sales of any of these properties by USRP to third parties may contractually obligate the purchaser to maintain the Fina brand on the gasoline service stations, or pay the release price should a branding change be desired by the purchaser. In the event a new owner defaults on the agreement with USRP to continuously operate a store under the Fina brand, the Company would be responsible for payment of the release price to Alon.
(2)	The Company obtains irrevocable standby letters of credit to guarantee payment of specific financial obligations. As of March 31, 2004, the Company had three letters of credit which were collateralized with cash for FSI. Two of the FSI letters of credit secure payment to a gasoline provider and were renewed for a one-year period upon their expiration in April 2004, and one secures payment of excise taxes to the Internal Revenue Service and expires in December 2004. If the Company defaults on its financial obligations under the stipulations of the letters of credit, the Company would be required to pay up to the maximum guaranteed amount.

9. Related Party Transaction

During the first quarter of 2004, the Company paid $4.9 million to acquire mortgage notes which yield interest at effective rates between 12.5% and 15.0% per annum. The mortgage notes were purchased from the Lone Star Investors. The purchase was approved by an independent, special committee of the Company’s Board of Directors.

On March 4, 2004, the Company acquired the land and improvements, as well as the equipment for two Shoney’s restaurants from Shoney’s Inc. The purchase price was approximately $2.4 million, of which approximately $0.7 million was provided from funds held in a 1031 exchange account and the remainder being paid in additional cash.

10. Significant Tenant Negotiations and Other Matters

Tenant Negotiations

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

The 2004 first quarter sale of an Embers fee property for proceeds of approximately $0.8 million resulted in the complete recovery of the Company’s investment in the Embers fee properties based on the agreed-upon maximum the Company could recover from the fee properties. The two remaining fee properties were deeded to Embers as part of the workout agreement. Therefore, there was no net income effect associated with these workout transactions, which is appropriate as the transactions simply served to allow the Company to recover its net investment in the Embers fee properties. At March 31, 2004, the Company held mortgage loans receivable of $2.1 million that were secured by other real estate owned by Embers and other assets of less than $0.1 million related to Embers.

Other Matters

The Company has significant mortgage loans and notes receivable due from Lyons of California, Inc. (“Lyons”), which are secured by certain Lyons restaurant properties. As a result of the 2001 bankruptcy filings of Lyons, interest income associated with these notes has not been recognized since September 2001. All of the notes are valued based on the estimated fair value of the collateral, as collateral disposal is one of the primary means through which the Company will collect proceeds. At March 31, 2004, the Company had $2.4 million of net mortgage loans and notes receivable due from Lyons.

In April 2004, a proposed management agreement was executed whereby FSI, for a management fee, will provide management oversight of the operation of the Lyons’ brand name and certain restaurants operated by Lyons. Lyons assumed control of these restaurants from one operator for violations under an interim operating agreement and franchise agreements. Under the proposed management agreement, FSI would manage the operations of these stores, as well as the Lyons store in Sacramento, California, until new buyers can be identified.

11. Subsequent Events

Ground Round Asset Purchase Agreement

On April 22, 2004, the Company entered into an amended Asset Purchase Agreement, subject to U. S Bankruptcy Court approval, to purchase certain assets of The Ground Round, Inc., a casual dining chain based in Boston. The bid was approximately $6.5 million. Assets include the debtor’s interest as a franchisor, trade names and other intangible assets, franchisee subleases and certain franchisee receivables. In addition, pending Court approval, the Company is seeking to acquire specific restaurant assets of several non-operating Ground Round units for an additional $0.8 million. The Ground Round franchise system has 73 franchised units, primarily in the Northeast and Midwest.

Discussions with Internal Revenue Service

On April 8, 2004, the Company submitted a request to the Internal Revenue Service for a closing agreement with respect to a third party agreement entered into by the Company with one of its borrowers in 2000. The agreement was terminated as of January 1, 2002. The Company was recently advised that certain provisions in the agreement could be interpreted in a manner that would cause the Company to fail to comply with one of the REIT requirements during 2001 and for the four subsequent tax years. While management does not believe that such an interpretation constitutes a proper construction of the applicable provisions of the agreement, the Company is seeking the closing agreement in order to eliminate any uncertainty regarding the Company’s compliance with such REIT requirement. The Company’s failure to receive the requested closing agreement could result in a loss of its REIT status for the 2001 tax year and for the four subsequent tax years. If that were to happen, the Company would be taxed as a regular C corporation in each such year, which would mean that it would be unable to deduct distributions to its shareholders in computing its taxable income and that it would be subject to federal income tax on its taxable income at regular corporate rates. Any resulting tax liability could be substantial and would reduce the Company’s cash available for distribution to its shareholders. Management believes, based on its understanding of the manner in which other REITs have resolved similar potential technical REIT compliance violations, it is likely that a closing agreement can be reached. However, management cannot provide complete assurance that the Internal Revenue Service will agree to enter into such a closing agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risks Associated with Forward-Looking Statements included in this Form 10-Q

Certain statements contained in this Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company’s actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the disclosures under the headings “Risk Associated with Forward-Looking Statements included in this Form 10-K” and “Factors Affecting the Company’s Business and Prospects” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

Management’s discussion and analysis of financial condition and results of operations is based on the Company’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management of the Company to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On a regular basis, the Company evaluates these estimates, including asset impairment and provision for doubtful accounts. These estimates are based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates.

RESULTS OF OPERATIONS

The Company derives its real estate revenue primarily from the leasing of its properties to operators on a “triple net” basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and ground rents, where applicable. Approximately 37% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a threshold amount. As a result, the Company’s rental income revenue is partly a function of the number of properties in operation and their level of sales. In addition, the Company’s retail operating revenue is derived primarily from fuel sales and service properties operated by the Company. Sales at individual properties are influenced by, among other things, local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy.

The following discussion considers the specific impact of such factors on the results of operations of the Company.

Comparison of the three months ended March 31, 2004 to the three months ended March 31, 2003

The following selected financial statement information related to the Company’s continuing operations is provided to assist in the comparisons between periods for revenues and expenses.

Selected Financial Statement Amounts

	For the three months ended March 31,
(table in thousands)	2004	2003	Change
Lease termination fees	$100	$446	$(346)
Tenant expense reimbursements	789	851	(62)
Interest on real estate loans	417	900	(483)
Rental income revenue	15,600	14,841	759
Retail operations revenue	13,039	11,529	1,510

Total revenues	$29,945	$28,567	$1,378

Property costs	$1,368	$1,475	$(107)
Depreciation and amortization	5,528	5,266	262
Impairment of long-lived assets	176	193	(17)
Provision for doubtful accounts	139	(80)	219
General, administrative and legal expenses	3,579	2,807	772
Retail cost of sales	10,891	10,127	764

Total expenses	$21,681	$19,788	$1,893

Revenues

Revenues from real estate properties include rental revenues, tenant expense reimbursements, lease termination and reinstatement fees and interest on real estate loans. Revenue from retail operations is derived primarily from fuel sales and sales from service properties operated by the Company, including restaurants, service stations, car washes and convenience stores. For the three months ended March 31, 2004, revenues from continuing operations increased $1.4 million, or 4.8%, to $29.9 million, representing a $1.5 million revenue increase in retail operations, offset slightly by a $0.1 million revenue decrease in real estate operations.

The $1.5 million net increase in retail operations revenue was primarily attributable to an increase in fuel sales for the first quarter over the prior year first quarter, with $1.1 million attributable to higher average pump prices and $0.4 million attributable to increased fuel volumes.

The $0.1 million net decrease in the real estate operations was due primarily to the following:

•	a $0.8 million increase in rental income revenue due to leasing 10 of the 51 Fina stations to new tenants; offset partly by

•	a $0.5 million decrease in interest on real estate loans due to the payoff of two mortgage loans receivable during the fourth quarter of 2003; and

•	a $0.3 million decrease due to lease termination fees in connection with an early termination agreement entered into with respect to 51 Fina stations in 2003. As these properties are sold or otherwise disposed of, the termination fee revenue is included under the caption “Income from discontinued operations” in the Unaudited Condensed Consolidated Statements of Operations.

Expenses

Expenses consist of real-estate related expenses such as ground rents, property taxes and depreciation on real estate investments held by the Company, as well as cost of sales for the retail segment. Expenses from continuing operations increased by $1.9 million, or 9.6%, for the three months ended March 31, 2004 compared to the prior year period. The increase was attributable to the following:

•	a $0.8 million increase in cost of sales, due to an increase in the cost of fuel sold;

•	a $0.8 million increase in general, administrative and legal expenses due primarily to increases in professional fees related in part to implementation of the Sarbanes-Oxley Act initiatives, higher salaries and higher state income tax expense. The higher state income tax expense related to certain properties that were moved into a taxable REIT subsidiary in the last half of 2003 and which were taxed at a higher rate;

•	an increase in depreciation and amortization ($0.3 million), which was due to sales and dispositions of properties with a lower basis and purchases of new properties with a higher basis;

•	an increase in provision for doubtful accounts ($0.2 million) primarily due to write-offs associated with the bankruptcy of a single tenant and to a small net recovery of doubtful accounts in the 2003 first quarter; offset partly by slight decreases in impairments and property costs.

Retail operations are administered by FSI, which has incurred net operating losses (“NOLs”) since its inception. Management believes these NOLs will be used to offset taxable income of the Company’s other taxable REIT subsidiaries.

Gains on sales of property for the three months ended March 31, 2004 were $1.4 million resulting from the sale of 20 properties, compared to gains of $1.6 million for the prior year quarter from the sale of seven properties. These gains are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” in accordance with the requirements of SFAS No. 144.

Interest expense decreased $1.1 million, or 19.2%, to $4.6 million due to a $32.2 million lower average balance of the Company’s outstanding line of credit, notes and mortgage payables, as well as to lower interest rates during the 2004 period compared to 2003.

Minority interests in earnings decreased $1.2 million as a result of the November 2003 redemption of a preferred partnership interest in one of the Company’s operating subsidiaries.

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recognized a cumulative effect of change in accounting principle of $270,000 on January 1, 2003.

Discontinued Operations

The following table presents supplemental information regarding the changes in the number of properties owned or operated by the Company during the relevant periods discussed below:

	Properties at Beginning of Period	Acquisitions	Dispositions	Properties At End of Period
Quarter ended March 31, 2004	795	3	(20)	778
Quarter ended March 31, 2003	816	7	(7)	816
Period from January 1, 2003 through March 31, 2004	816	71	(109)	778

In accordance with SFAS No. 144, the Company’s Unaudited Condensed Consolidated Statements of Operations present discontinued operations as a separate line item after income from continuing operations. Income from discontinued operations represents the operations of properties sold, as well as any gain or loss recognized on their disposition. “Income from discontinued operations” for the three months ended March 31, 2004 includes the operating results of the 20 properties sold or otherwise disposed of during the first quarter of 2004. “Income from discontinued operations” for the three months ended March 31, 2003 includes the operating results for the same 20 properties and also includes operating results for 89 properties sold during the year ended December 31, 2003, for a total of 109 properties as shown in the table above. Although the monthly average number of properties decreased by only 3.8% to 785 during the 2004 first quarter from 816 during the same period in 2003, substantially larger amounts were included in “Income from discontinued operations” on the Company’s Unaudited Condensed Consolidated Statements of Operations. The amount of revenues and expenses included in “Income from discontinued operations” each decreased by $3.7 million reflecting the difference between the inclusion of 20 properties in 2004 and 109 properties in 2003.

Discontinued Operations

	Three months ended March 31,
(table in thousands)	2004	2003
Revenues	$595	$4,262
Depreciation and amortization	(25)	(514)
Impairment of long-lived assets	(35)	(1,402)
Other expenses	(670)	(2,479)

	(135)	(133)
Gain on sale of property	1,421	1,619

Income from discontinued operations	$1,286	$1,486

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Three Months Ended March 31, 2004 (in thousands)
Cash flows from operating activities	$11,702
Cash flows from investing activities	215
Cash flows from financing activities	(22,588)

Decrease in cash and cash equivalents	(10,671)
Cash and cash equivalents, beginning of period	13,855

Cash and cash equivalents, end of period	$3,184

Liquidity Requirements

The Company is organized to operate as an equity REIT that acquires, leases and manages properties and distributes to stockholders, in the form of cash distributions, a substantial portion of its net cash flow generated from its real estate and retail activities. Management intends to maintain appropriate levels of cash reserves for working capital based on its estimate of cash requirements. At March 31, 2004, the Company had cash and cash equivalents totaling $3.2 million.

The Company’s primary requirements for cash during the remainder of 2004 are expected to be for debt service in the approximate amount of $20.8 million, which includes interest of $13.1 million, for anticipated property acquisitions and other investments of approximately $48.0 million and for the payment of dividends of approximately $29.4 million. In addition, cash requirements for capital expenditures are expected to approximate $2.0 million for income-generating investments. Management expects to meet its short-term liquidity requirements consisting of normal recurring operating expenses, debt service requirements, property improvements and distributions to stockholders primarily through cash flows provided from real estate and retail operations, along with proceeds from sales of selected properties. To the extent the Company’s cash flow from real estate and retail operating activities is not sufficient to finance such short-term liquidity requirements, the Company may utilize its credit facility. At March 31, 2004, the funds available to the Company under its credit facility were $52.8 million. The Company’s long-term liquidity requirements at March 31, 2004 consist primarily of future debt maturities totaling approximately $303.0 million, which includes maturities through December 2011 and also includes leases totaling approximately $8.1 million which include maturities up to 20 years. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings, other debt and equity financing alternatives, as well as cash proceeds from operations and from the sale of properties.

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

Discussions with the Internal Revenue Service

On April 8, 2004, the Company submitted a request to the Internal Revenue Service for a closing agreement with respect to a third party agreement entered into by the Company with one of its borrowers in 2000. The agreement was terminated as of January 1, 2002. The Company was recently advised that certain provisions in the agreement could be interpreted in a manner that would cause the Company to fail to comply with one of the REIT requirements during 2001 and for the four subsequent tax years. While management does not believe that such an interpretation constitutes a proper construction of the applicable provisions of the agreement, the Company is seeking the closing agreement in order to eliminate any uncertainty regarding the Company’s compliance with such REIT requirement. The Company’s failure to receive the requested closing agreement could result in a loss of its REIT status for the 2001 tax year and for the four subsequent tax years. If that were to happen, the Company would be taxed as a regular C corporation in each such year, which would mean that it would be unable to deduct distributions to its shareholders in computing its taxable income and that it would be subject to federal income tax on its taxable income at regular corporate rates. Any resulting tax liability could be substantial and would reduce the Company’s cash available for distribution to its shareholders. Management believes, based on its understanding of the manner in which other REITs have resolved similar potential technical REIT compliance violations, it is likely that a closing agreement can be reached. However, management cannot provide complete assurance that the Internal Revenue Service will agree to enter into such a closing agreement.

A summary of the cash activities for the quarter ended March 31, 2004 follows.

Operating Activities

The Company’s principal sources of cash to meet its working capital and dividend requirements are $27.6 million of rental revenue received by the Company’s real estate properties and operating revenue received from the Company’s retail segment. The cash receipts are offset by $15.9 million of operating cash outflows related to the real estate and retail segments, leaving net cash from operations of $11.7 million for the quarter.

Investing Activities

Cash generated in excess of operating requirements and dividend payments was generally used to acquire additional properties or to reduce amounts outstanding under the Company’s credit agreement.

The Company’s cash flows from investing activities of $0.2 million were primarily attributable to:

•	$6.7 million of net proceeds from 20 property sales;

•	$1.2 million of proceeds from paydowns on mortgage loans receivable; and

•	$0.4 million of proceeds from paydowns on notes receivable.

The cash flows from investing activities were partially offset by:

•	$4.9 million purchase of mortgage loans receivable;

•	$2.3 million for the acquisition of rental properties;

•	$0.3 million for the acquisition of machinery and equipment; and

•	$0.5 million increase in restricted cash and marketable securities, primarily due to the segregation of certain funds to be used in April 2004 for principal reduction on outstanding indebtedness.

Financing Activities

The Company’s cash flows used in financing activities of $22.6 million were primarily attributable to:

•	$2.4 million in payments on notes and mortgages resulting in an overall decrease in debt outstanding, primarily related to $2.2 million in payments on the variable rate certificates and $0.2 million on the term loans;

•	$10.3 million of net repayments under the Company’s line of credit;

•	$7.4 million in Common Stock dividend distributions; and

•	$2.4 million in Series A and Series B preferred stock dividend distributions.

Company Debt and Derivatives

The Company’s debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2004	December 31, 2003
Revolving credit facility	October 2006	LIBOR + 3.0%	$—	$10,300

Notes payable
Senior unsecured notes, interest-only payable semiannually	May 2005	7.15%	$111,000	$111,000
Variable rate certificates, principal and interest payable monthly	August 2006	LIBOR + .48%	154,052	156,274
Term loan, interest-only paid monthly	November 2008	LIBOR + 3.5%	35,000	35,000
Term loan, principal and interest payable monthly	December 2011	LIBOR + 2.5%	11,837	12,000
Debt premium, net			346	422

Total notes payable			312,235	314,696

Mortgage note payable	June 2007	8.00%	900	910

Total debt			$313,135	$325,906

As of March 31, 2004, funds available under the revolving credit facility were $52.8 million. As of May 5, 2004, funds available under the credit facility were $45.6 million.

The Company is in compliance with all covenants associated with its debt and credit facilities at March 31, 2004. The Company is subject to a number of financial debt covenants which management monitors on a regular basis. Failure to comply with these covenants could result in adverse consequences and could potentially affect the Company’s ability to pay dividends.

The Company’s derivative instruments are summarized as follows (in thousands):

Type	Settlement Period	Maturity	Notional Amount	Fixed Swap Rate Paid	Floor Rate	Cap Rate	Liability
							March 31, 2004	Dec. 31, 2003
Interest rate collar	Monthly	August 2005	$58,908		4.42%	6.00%	$2,203	$2,375
Interest rate swap	Monthly	June 2004	25,000	2.42%			82	153
Interest rate swap	Monthly	Sept. 2005	30,000	2.12%			256	35
Interest rate swap	Monthly	Sept. 2005	25,000	2.33%			292	108

							$2,833	$2,671

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company’s derivative financial instruments include interest rate swaps and interest rate collars.

Contractual Obligations

Set forth below are the Company’s contractual obligations at March 31, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$—	$—	$—	$—	$—
Long-term debt	311,889	9,794	257,179	36,404	8,512
Ground leases	20,616	4,542	7,796	5,079	3,199
Mortgage note payable	900	40	90	770	—

Total	$333,405	$14,376	$265,065	$42,253	$11,711

Minimum future receipts at March 31, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$809,091	$61,960	$120,150	$112,710	$514,271
Direct financing leases	1,217	130	189	179	719

Total	$810,308	$62,090	$120,339	$112,889	$514,990

Funds From Operations (FFO)

The Company believes the supplemental non-GAAP measure FFO is a useful indicator of the Company’s operating performance and that the most directly comparable GAAP financial measure to FFO is net income. Management uses FFO as a supplemental measure to conduct and evaluate the business because there are certain limitations associated with using GAAP net income by itself as the primary measure of the Company’s operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental performance measure to exclude historical cost depreciation, among other items, from GAAP net income. The Company’s FFO is computed as net income (loss) available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, excluding gains (or losses) from sales of investment property, income/loss allocable to minority interest holders and extraordinary items and is computed in accordance with the NAREIT “White Paper” definition of FFO. The Company believes that the use of FFO, combined with the required primary GAAP presentations, has improved management’s and the investing public’s understanding of REIT operating results. Further, the use of FFO has made comparisons of those results more meaningful and has enabled the evaluation of the Company’s operating performance compared to other REITs that use the NAREIT definition in order to make more informed business decisions based on industry trends or conditions. Therefore, the Company considers FFO a useful measure for reviewing its comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in the comparison of the operating performance of real estate between periods or as compared to other REITs. FFO should not be considered as an alternative to net income as the primary indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. While the Company adheres to the NAREIT definition of FFO in making its calculation, the Company’s method of calculating FFO may not be comparable to the methods used by other REITs and accordingly may be different from similarly titled measures reported by other companies.

The following table sets forth, for the three months ended March 31, 2004 and 2003, the calculation of FFO.

	Three months ended March 31,
(in thousands)	2004	2003
Net income allocable to common stockholders	$2,541	$1,410
Real estate depreciation and amortization:
Continuing operation	5,501	5,237
Discontinued operations	25	514
Gain on sale of property
Discontinued operations	(1,421)	(1,619)
Embers sale transaction (1)	—	—
Adjustments allocable to minority interests	(14)	—
Cumulative effect of change in accounting principle	—	270

FFO (Basic)	6,632	5,812
Income allocable to minority interest	9	—
Adjustments allocable to minority interests	14	—

FFO (Diluted)	$6,655	$5,812

(1)	Embers, a significant tenant/mortgagee of the Company, as further described under “Significant Tenant Negotiations” below, owed the Company significant balances secured by certain fee properties and mortgage properties. The 2004 first quarter sale of an Embers fee property resulted in the complete recovery of the Company’s investment in the Embers fee properties based on an agreed-upon maximum the Company could recover from the fee properties. The remaining two fee properties were deeded to Embers as part of the workout agreement. Therefore, there was no net income effect associated with these workout transactions, which is appropriate as the transactions simply served to allow the Company to recover its net investment in the Embers fee properties. Management has concluded that there should be no impact to FFO as a result of these transactions as there was no impact on the operations of the Company.

Significant Tenant Negotiations and Other Matters

Tenants

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

The 2004 first quarter sale of an Embers fee property for proceeds of approximately $0.8 million resulted in the complete recovery of the Company’s investment in the Embers fee properties based on the agreed-upon maximum the Company could recover from the fee properties. The two remaining fee properties were deeded to Embers as part of the workout agreement. Therefore, there was no net income effect associated with these workout transactions, which is appropriate as the transactions simply served to allow the Company to recover its net investment in the Embers fee properties. At March 31, 2004, the Company held mortgage loans receivable of $2.1 million that were secured by other real estate owned by Embers and other assets of less than $0.1 million related to Embers.

Other Matters

Lyons of California

The Company has significant mortgage notes receivable due from Lyons of California, Inc. (“Lyons”), which are secured by certain Lyons restaurant properties. As a result of the 2001 bankruptcy filings of Lyons, interest income associated with these notes has not been recognized since September 2001. All of these notes are valued based on the estimated fair value of the collateral, as collateral disposal is one of the primary means through which the Company will collect proceeds. At March 31, 2004, the Company had $2.4 million of net mortgage loans and notes receivable due from Lyons.

In April 2004, a proposed management agreement was executed whereby FSI, for a management fee, will provide management oversight of the operation of the Lyons’ brand name and certain restaurants operated by Lyons. Lyons assumed control of these restaurants from one operator for violations under an interim operating agreement and franchise agreements. Under the proposed management agreement, FSI would manage the operations of these stores, as well as the Lyons store in Sacramento, California, until new buyers can be identified.

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

Market Risk on Investments

The fair value of the Company’s investments would be negatively affected by a decrease in interest rates as the majority of the investments are interest-bearing, and therefore subject to the market risk of loss from a decline in interest rates which could impact future earnings and cash flows. However, the Company’s investment portfolio of $0.4 million is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

Market Risk on Variable Rate Debt

The Company’s interest rate risk is sensitive to interest rate changes on its variable rate debt. The Company had total outstanding debt of $313.1 million at March 31, 2004, of which approximately $200.9 million was variable rate debt. Of this amount, $62.0 million, or 30.9% was unhedged. All other things being equal, the interest expense on the Company’s unhedged variable rate debt will decrease as interest rates decline and will increase as rates rise. This exposure to interest rate risk is generally managed using derivative financial instruments such as interest rate swaps in conjunction with a portion of the Company’s variable rate debt to mitigate the interest rate risk on an associated financial instrument or to lock in an interest rate on its variable rate debt under its Revolving Credit Facility with Bank of America and its Triple Net Lease Mortgage Certificates. As it relates to unhedged variable rate debt, if market interest rates average 1.0% more than in 2003, the impact related to additional annual interest expense would decrease net income and cash flows by $1.8 million for 2004. This amount was determined by calculating the effect of a hypothetical interest rate on the Company’s unhedged variable rate debt. This sensitivity analysis assumes that there are no changes in the Company’s financial structure. Management believes the fair value of its variable rate debt equals its carrying value as of March 31, 2004.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate debt is also subject to market risk. Fixed rate debt outstanding at March 31, 2004 was $111.9 million with a weighted average interest rate of 7.2%. All other things being equal, the fair market value of the Company’s fixed interest rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes payable and the mortgage note payable totaling $111.9 million at March 31, 2004 had a fair value of $115.0 million based on interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

Item 4. Controls and Procedures

As of March 31, 2004, management, under the supervision and with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In its January 16, 2004 and February 20, 2004 Letters to the Audit Committee, the Company’s auditors noted that the Company’s process of transferring information relevant to the Company’s accounting and financial reporting activities from knowledgeable non-accounting personnel to the accounting department in a timely manner is not adequate. Further, the Company does not always allow for a timely and adequate consideration of existing authoritative accounting literature that provides guidance on the appropriate accounting for certain situations due to resource limitations. The Company is in the process of mitigating the conditions noted above and is assessing opportunities for improvements to its internal control system. In that regard, management has undertaken internal communication training, has initiated regularly scheduled meetings with appropriate department heads to assure open communications and is in the process of analyzing its resources for appropriate levels and competencies. Based on this evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes, including any corrective actions in regard to significant deficiencies and material weaknesses, in the Company’s internal control or in other factors that could have a significant adverse effect on these controls subsequent to the date of such evaluation.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

a)	Exhibits

Exhibit 31.1 – Section 302 Certification by Robert J. Stetson Pursuant to Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Section 302 Certification by Stacy M. Riffe Pursuant to Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Section 906 Certification by Robert J. Stetson Pursuant to Sarbanes-Oxley Act of 2002

Exhibit 32.2 – Section 906 Certification by Stacy M. Riffe Pursuant to Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

A report on Form 8-K dated February 25, 2004 was filed with the Securities and Exchange Commission on February 27, 2004 reporting the issuance of a press release on February 25, 2004 announcing its financial results for the quarter and year ended December 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: May 10, 2004	By:	/s/ Robert J. Stetson
Robert J. Stetson
Chief Executive Officer and Director

Index to Exhibits

Exhibit Number	Description

31.1	Section 302 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002

31.2	Section 302 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002

32.2	Section 906 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002