Form 10-Q
period 2004-06-30
U S RESTAURANT PROPERTIES INC
filed 2004-08-09
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of August 4, 2004, U.S. Restaurant Properties, Inc. had 22,561,639 shares of common stock $0.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
Assets
Property, net
Land	$211,912	$211,862
Buildings and leasehold improvements	365,751	369,391
Machinery and equipment	12,290	12,231

	589,953	593,484
Less: accumulated depreciation	(117,631)	(109,934)

	472,322	483,550
Construction in progress	100	35
Assets related to properties held for sale	9,130	—
Cash and cash equivalents	1,698	13,855
Restricted cash and marketable securities	2,749	3,138
Rent and other receivables, net (includes $1,185 and $1,343 allowance for doubtful accounts at June 30, 2004 and December 31, 2003, respectively)	6,617	7,903
Straight line rent, net (includes $518 and $440 allowance for doubtful accounts at June 30, 2004 and December 31, 2003, respectively, and $3,477 and $3,482 of remodel grants at June 30, 2004 and December 31, 2003, respectively)	16,226	15,295
Prepaid expenses and other assets	1,352	1,362
Inventories	3,461	2,986
Investments	369	405
Notes receivable, net (includes $2,861 and $2,887 allowance for doubtful accounts at June 30, 2004 and December 31, 2003, respectively)	5,843	6,247
Mortgage loans receivable, net (includes $252 allowance for doubtful accounts at both June 30, 2004 and December 31, 2003)	13,769	10,170
Net investment in direct financing leases	253	256
Deferred financing costs and intangibles, net	7,893	9,327

Total assets	$541,782	$554,529

Continued on next page

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$17,420	$19,458
Accrued dividends and distributions	2,492	2,491
Line of credit	13,800	10,300
Interest rate derivatives at fair value	1,031	2,671
Notes payable	308,854	314,696
Mortgage note payable	891	910

Total liabilities	344,488	350,526

Commitments, contingencies and guarantees

Minority interests	1,041	1,074

Stockholders’ equity

Preferred stock, $0.001 par value per share;
Series A Cumulative Convertible Preferred Stock—50,000 shares authorized, 4,084 shares issued and outstanding (aggregate liquidation value of $102,107)	4	4
Series B Convertible Preferred Stock—20 shares authorized, 20 shares issued and outstanding (aggregate liquidation value of $20,000)	—	—
Common stock, $0.001 par value per share;
100,000 shares authorized, 22,562 and 22,527 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	23	23
Additional paid-in capital	395,984	395,626
Excess stock, $0.001 par value per share
15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(1,031)	(2,671)
Loans to stockholders for common stock	(274)	(299)
Distributions in excess of net income	(198,453)	(189,754)

Total stockholders’ equity	196,253	202,929

Total liabilities and stockholders’ equity	$541,782	$554,529

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Rental income	$15,761	$14,434	$31,183	$29,188
Tenant expense reimbursements	831	831	1,604	1,679
Lease termination fees	110	587	210	997
Interest on real estate loans	471	863	888	1,763
Retail operations	15,172	13,604	28,211	25,133

Total revenues	32,345	30,319	62,096	58,760
Expenses:
Ground rent	891	898	1,744	1,783
Property taxes	257	243	400	531
Other property	281	325	630	620
Legal	487	325	614	593
Depreciation and amortization	5,602	4,926	11,088	10,093
Impairment of long-lived assets	102	53	272	230
Provision for doubtful accounts	151	(131)	302	(211)
General and administrative	3,460	2,953	6,950	5,492
Retail cost of sales	13,008	11,026	23,903	21,249

Total expenses	24,239	20,618	45,903	40,380

Income from continuing operations	8,106	9,701	16,193	18,380
Non-operating income	5	28	13	21
Interest expense	(4,568)	(5,465)	(9,122)	(11,096)
Minority interest	(14)	(1,168)	(22)	(2,337)

Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	3,529	3,096	7,062	4,968
Income from discontinued operations	2,568	4,421	4,029	6,005
Cumulative effect of change in accounting principle	—	—	—	(270)

Net income	6,097	7,517	11,091	10,703
Dividends and accretion on preferred stock	(2,455)	(1,814)	(4,909)	(3,590)

Net income allocable to common stockholders	$3,642	$5,703	$6,182	$7,113

Basic and diluted net income per share:
Income from continuing operations allocable to common stockholders	$0.05	$0.07	$0.09	$0.07
Income from discontinued operations	0.11	0.22	0.18	0.30
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income per share	$0.16	$0.29	$0.27	$0.36

Weighted average shares outstanding
Basic	22,556	19,867	22,546	19,852
Diluted	22,650	19,891	22,637	19,873

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Other Comprehensive Operations

(In thousands)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income	$6,097	$7,517	$11,091	$10,703
Other comprehensive income
Reclassification adjustment – hedge settlement adjustment	741	689	1,329	1,585
Fair value adjustment for derivatives	1,061	(470)	311	(1,144)

Comprehensive income	$7,899	$7,736	$12,731	$11,144

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Six Months Ended June 30, 2004

(In thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Loans to Stockholders	Distributions In Excess of Net Income	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances at January 1, 2004	4,084	$4	20	$—	22,527	$23	$395,626	$(2,671)	$(299)	$(189,754)	$202,929
Net income										11,091	11,091
Repayment by stockholders of loans for common stock									25		25
Costs associated with issuance of Preferred Stock							(67)				(67)
Common stock issued –Stock based compensation					30	—	192				192
Proceeds from exercised stock options					5		65				65
Series B Preferred Stock accretion							168			(168)	—
Other comprehensive income (loss) -
Reclassification adjustment-hedge settlement								1,329			1,329
Fair value adjustment for derivatives								311			311
Distributions declared on common stock										(14,881)	(14,881)
Distributions declared on preferred stock										(4,741)	(4,741)

Balances at June 30, 2004	4,084	$4	20	$—	22,562	$23	$395,984	$(1,031)	$(274)	$(198,453)	$196,253

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net income	$11,091	$10,703
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	11,173	11,130
Cumulative effect of change in accounting principle	—	270
Amortization of deferred financing costs and discounts	848	1,092
Impairment of long-lived assets	313	2,347
Provision for doubtful accounts	302	(170)
Stock-based compensation	192	9
Accretion of interest	17	—
Fair value adjustment for interest rate derivatives	—	(124)
Minority interests	22	2,337
Gain on sale of property	(3,696)	(6,704)
Gain on sale of property held for sale	(161)	—
Decrease in rent and other receivables, net	1,052	1,943
Increase in straight line rent, net	(1,351)	(730)
Decrease (increase) in prepaid expenses	10	(1,074)
Increase in inventories	(752)	(1,471)
Decrease in net investment in direct financing leases	2	102
(Decrease) increase in accounts payable and accrued liabilities	(2,000)	1,633
Decrease in unearned contingent rent	(20)	(232)

Cash flows from operating activities	17,042	21,061

Cash flows from investing activities:
Proceeds from sale of property and equipment	14,126	21,062
Purchase of property	(9,205)	(1,183)
Purchase of property held for sale	(9,863)	—
Purchase of machinery and equipment	(409)	(2,740)
Distributions received from investments	36	76
Decrease (increase) in restricted cash, net	389	(679)
Mortgage loans receivable purchased	(4,932)	—
Mortgage loans receivable principal payments	1,972	8,998
Notes receivable issued	(80)
(Increase) decrease in lease acquisition premiums	(24)	38
Notes receivable principal payments	650	1,114

Cash flows from investing activities	(7,340)	26,686

continued on next page

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

	Six Months Ended June 30,
	2004	2003
Cash flows from financing activities:
Proceeds from line of credit	$39,400	$15,700
Payments on line of credit	(35,900)	(26,950)
Proceeds from issuance of Series B preferred stock	—	14,947
Proceeds from issuance of Series B preferred stock warrants	—	253
Distributions to minority interest shareholders	(55)	(2,337)
Cash distributions to stockholders	(14,881)	(13,106)
Payment of preferred stock dividends	(4,741)	(3,551)
Proceeds from sale of stock and exercised stock options	65	649
Payments on notes/mortgage payable	(5,704)	(6,583)
Repayment by stockholders of loans for common stock	25	—
Other decreases	(68)	—

Cash flows from financing activities	(21,859)	(20,978)

(Decrease) increase in cash and cash equivalents	(12,157)	26,769
Cash and cash equivalents at beginning of period	13,855	4,392

Cash and cash equivalents at end of period	$1,698	$31,161

Supplemental disclosure:
Interest paid during the period	$6,843	$8,448

Income taxes paid (including state income and franchise taxes)	$523	$319

Non-cash investing and financing activities:
Mortgage loans receivable used for property acquisitions	$—	$12,000
Security deposit and note receivable written off	—	1,037
Notes received on sale of property	616	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (“USRP” and, collectively with its subsidiaries, the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), as defined under the Internal Revenue Code. The Company owns, acquires and manages branded chain restaurants and select service retail properties. Additionally, from time to time, the Company makes opportunistic investments in mortgage loans, secured by leasehold interests in restaurants or real estate. The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. (“OP”). As of June 30, 2004, the Company owned 99.65% of and controlled OP. Also as of June 30, 2004, the Company owned 787 properties in 48 states.

Basis of Presentation and Estimates

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of June 30, 2004, the consolidated results of its operations comprehensive operations for the three and six months ended June 30, 2004 and 2003, the consolidated statement of stockholders’ equity for the six months ended June 30, 2004 and the consolidated statements of cash flows for the six months ended June 30, 2004 and 2003.

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

Adoption of new accounting standards

FASB Interpretation 46: On January 15, 2003, the FASB approved the issuance of Interpretation 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as amended, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” Under FIN 46, consolidation requirements are effective immediately for new Variable Interest Entities (“VIEs”) created after January 31, 2003. The consolidation requirements apply to existing VIEs for financial periods ending after March 15, 2004, except for Special Purpose Entities which had to be consolidated by December 31, 2003. VIEs are generally a legal structure used for business enterprises that either do not have equity investors with voting rights, or have equity investors that do not provide sufficient financial resources for the entity to support the VIEs. The objective of the new guidance is to improve reporting by addressing when a company should include in its financial statements the assets, liabilities and activities of other entities such as VIEs. FIN 46 requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIEs activities or entitled to receive a majority of the entity’s expected residual returns or both. Prior to FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. The adoption of FIN 46 did not have an impact on the Company’s financial condition or results of operations.

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

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income from continuing operations before discontinued Operations and cumulative effect of change in accounting principle	$3,529	$3,096	$7,062	$4,968
Dividends and accretion on preferred stock	(2,455)	(1,814)	(4,909)	(3,590)

Income from continuing operations Allocable to common stockholders	1,074	1,282	2,153	1,378
Income from discontinued operations	2,568	4,421	4,029	6,005
Cumulative effect of change in accounting principle	—	—	—	(270)

Net income allocable to common stockholders	$3,642	$5,703	$6,182	$7,113

Basic and diluted net income per share:
Income from continuing operations Allocable to common stockholders	$0.05	$0.07	$0.09	$0.07
Income from discontinued operations	0.11	0.22	0.18	0.30
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income per share	$0.16	$0.29	$0.27	$0.36

Weighted average shares outstanding:
Basic	22,556	19,867	22,546	19,852
Dilutive effect of OP units	80	—	80	—
Dilutive effect of stock options	14	24	12	21

Diluted	22,650	19,891	22,638	19,873

Antidilutive securities:
Stock options	14	41	12	41
Convertible preferred stock	5,083	4,453	5,083	4,453

Revenue Recognition

The Company’s revenues primarily include rental income on real estate properties and operating revenue from retail operations.

The Company leases properties on a triple net basis primarily to operators of quick-service and full-service chain restaurants affiliated with major national or regional brands as well as to certain convenience stores and gas stations. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, ground rents, where applicable. The triple net structure is designed to provide a predictable stream of income while minimizing ongoing property operating costs. Accordingly, the accompanying unaudited condensed consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company recognized revenues associated with ground lease reimbursements of $0.7 million and $1.5 million for the three and six months ended June 30, 2004, respectively, as compared to $0.9 million and $1.8 million for the three and six months ended

June 30, 2003. Of the ground lease reimbursements, $0.1 million for the six months ended June 30, 2004, and $0.2 million and $0.4 million for the three and six months ended June 30, 2003, respectively, are reflected as “Income from discontinued operations” in the Company’s Unaudited Condensed Consolidated Statements of Operations. Rent revenues and ground rent expense are recognized on a straight-line basis unless significant collection problems occur with the tenant, at which time rents are recognized on a cash basis. In addition, if the Company has collected no payments on a particular receivable for over five months, revenue is recorded on a cash basis. Once a tenant has been placed on cash basis accounting, it will remain on that basis until there have been several months of on-time payments received. The Company occasionally provides lease concessions such as remodeling grants or rent abatements, which are included in the straight-lining of revenue, to tenants in consideration for early renewal and restructure of existing leases or for other business reasons. Straight-line rent revenues for the three and six months ended June 30, 2004 were $0.7 million and $1.4 million, respectively, and for the three and six months ended June 30, 2003 were $0.6 million and $1.2 million, respectively. Of the straight-line rent revenue $0.1 million and $0.2 million for the three and six months ended June 30, 2003, respectively, are reflected as “Income from discontinued operations” in the Company’s Unaudited Condensed Consolidated Statements of Operations. Contingent rent is recognized as revenue after the related sales targets are achieved. The Company recognized contingent rent revenues of $0.8 million and $1.4 million for the three and six month periods ended June 30, 2004, respectively, and $0.9 million and $1.5 million for the three and six month periods ended June 30, 2003, respectively. Of these 2003 contingent rent revenues, $40,000 is reflected as “Income from discontinued operations” in the Company’s Unaudited Condensed Consolidated Statements of Operations.

Interest income on notes and mortgages receivable is recorded on an accrual basis. However, when circumstances indicate that the ultimate collection of interest is doubtful, interest is recorded on a cash basis.

Retail revenues are derived from gasoline sales, car washes, convenience store merchandise sales and food sales at facilities operated by the Company. Revenue is recognized upon the sale of gasoline, merchandise or food or upon the delivery of services.

The Company also acquires properties with the intention of reselling them rather than holding them for investment properties. Consequently, these properties are classified as held for sale at the date of acquisition and are not depreciated. In accordance with SFAS 144, the operations of properties held for sale are classified as income from discontinued operations in the Unaudited Condensed Consolidated Statements of Operations.

Derivative Financial Instruments

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet at their fair values. Accounting for the changes in the fair value of the derivatives is dependent on the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized currently in earnings. If the derivative is designated as a cash flow hedge, changes in fair value of the derivative are recorded in “Other comprehensive income” and are recognized in the Unaudited Condensed Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of a cash flow or fair value hedge is recognized in earnings. Changes in the fair value of a derivative that does not qualify as a hedge or is not designated as a hedge are recognized in earnings. As of June 30, 2004, all of the Company’s hedges are designated as cash flow hedges.

Concentration of Risk

The Company mitigates its concentration of risk by diversifying the number of restaurant concepts operating on its properties, with no one concept except Burger King® (15%) and Captain D’s® (11.7%) accounting for more than 10% of the total rental revenues earned from the Company’s properties. The properties are further diversified by the number of tenants, with no single tenant except an owner of Captain D’s (11.6%), providing more than 10% of the total rental revenues earned from the Company’s properties. Geographically, the Company has properties located in 48 states, with no state except Texas (25.3%) accounting for more than 10% of the total rental revenues earned from the Company’s properties.

Income Taxes

Income tax expense was $22,000 and $0.4 million for the three and six months ended June 30, 2004, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2003, respectively, and is included as “General and administrative expenses” in the Unaudited Condensed Consolidated Statements of Operations. The Company has an estimated $1.1 million net operating loss carry-forward (“NOL”) that management believes will be utilized prior to its expiration. Income taxes are related to operating income on the Company’s taxable REIT subsidiary.

Discussions with Internal Revenue Service

On April 8, 2004, the Company submitted a request to the Internal Revenue Service for a closing agreement with respect to a third party agreement entered into by the Company with one of its borrowers in 2000. The IRS is currently evaluating the Company’s request. Management believes, based on its understanding of the manner in which other REITs have resolved similar potential technical REIT compliance violations, it is likely that a closing agreement can be reached. However, management cannot provide complete assurance that the Internal Revenue Service will agree to enter into such a closing agreement.

Equity-Based Compensation(1)

Statement of Financial Accounting Standards (SFAS) No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosures,” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides new transition methods if an entity adopts the fair-value based method of valuing stock-based compensation as well as requiring additional disclosures in interim and annual financial statements. At this time, the Company intends to continue to utilize the intrinsic value model of accounting for options, which results in compensation costs equal to the excess of the fair value of the Company’s common stock at the measurement date above the stock options’ strike price. Pro-forma disclosures are as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net income allocable to common stockholders, as reported	$3,642	$5,703	$6,182	$7,113
Stock-based compensation recognized	17	9	192	9

	3,659	5,712	6,374	7,122
Pro-forma stock-based compensation	(40)	(19)	(214)	(25)

Pro-forma net income allocable to common stockholders	$3,619	$5,693	$6,160	$7,097

Basic and diluted income per share:
As reported – basic and diluted	$0.16	$0.29	$0.27	$0.36
Pro-forma – basic	$0.16	$0.29	$0.27	$0.36
Pro-forma – diluted	$0.16	$0.29	$0.27	$0.36
Stock options:
Pro-forma estimated compensation value per Options granted	n/a	$2.10	n/a	$2.12

(1)	During the three and six months ended June 30, 2004, the Company granted 4,000 and 8,287 shares, respectively, of restricted stock to the independent members of its Board of Directors. Compensation expense in the amount of $0.1 million is included in the accompanying Unaudited Condensed Consolidated Financial Statements of Operations based on the fair market value of the stock at the date of the grant of $15.73 and $17.21, per share, respectively, for all shares vested through June 30, 2004. During the first quarter of 2004, the Company granted 15,000 shares of restricted stock to the chief executive officer. These shares will vest on July 1, 2005.

2.	Property

Acquisitions

During the quarter, the Company acquired 21 properties, of which 9 and 12 were designated for the held for investment portfolio and the held for sale portfolio, respectively. During the corresponding prior year quarter, the Company acquired 15 properties, all of which were designated for the held for investment portfolio. During the six months ended June 30, 2004, the Company acquired 24 properties, of which 12 were designated for the held for investment portfolio and 12 were designated for the held for sale portfolio. During the corresponding prior year period, the Company acquired 22 properties, all of which were designated for the held for investment portfolio.

	Three months ended June 30,						Six months ended June 30,
	2004			2003			2004			2003
Properties	Number Acquired	Purchase Price		Number Acquired	Purchase Price		Number Acquired	Purchase Price		Number Acquired	Purchase Price
(dollars in millions)
Held for Investment	9	$6.0	(1)	15	$12.8	(3)	12	$8.6	(2)	22	$12.8	(5)
Held for Sale	12	9.9	(4)	—	—		12	9.9	(4)	—	—

Total	21	$15.9		15	$12.8		24	$18.5		22	$12.8

(1)	$2.2 million provided from funds held in a 1031 exchange account with the remainder paid in cash.
(2)	$2.9 million provided from funds held in a 1031 exchange account with the remainder paid in cash.
(3)	$12.0 million financed through mortgage loans and the remainder was paid in cash.
(4)	The $9.9 million was paid in cash. As of June 30, 2004 one held for sale property had been sold for a net $0.9 million and generating a gain of $0.2 million. As of June 30, there are 11 held for sale properties in the portfolio.
(5)	Fina stores were transferred to a ground lease status and included for the first time in the Company’s store count; thus, no acquisition costs were associated with the transfer.

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the 11 held for sale properties as of June 30, 2004, are included in the Unaudited Condensed Consolidated Balance Sheets as “Assets related to properties held for sale.” The total 12 held for sale properties acquired during the quarter were purchased into the Company’s taxable REIT subsidiary (“TRS”). The net gain on the held for sale property is included in “Income from discontinued operations” in the accompanying Unaudited Condesnsed Consolidated Statements of Operations for the three and six months ended June 30, 2004. Also in accordance with SFAS No. 144, the held for sale properties are not being depreciated. Assets related to the properties held for sale consist of the following (in thousands).

June 30, 2004
Land	$4,569
Buildings and leasehold improvements	4,561

Assets related to property held for sale	$9,130

Dispositions

SFAS No. 144 requires that the results of operations of assets sold, disposed or held for sale and any gains or losses recognized on assets sold and held for sale, be classified separately in the Company’s Unaudited Condensed Consolidated Statements of Operations. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations” in the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003.

Results of discontinued operations relate to the sale, disposal or held for sale categorization of 12 and 32 properties during the three and six months ended June 30, 2004, respectively, and 89 properties during 2003. During the three and six months ended June 30, 2004, the Company completed the sale or disposal of 12 and 32 properties, respectively, for cash proceeds of $7.4 million and $14.1 million, respectively, net of closing costs. During the three and six months ended June 30, 2003, the Company completed the sale or disposal of 30 and 37 properties, respectively, for cash proceeds of $18.1 million and $21.1 million, respectively, net of closing costs. The operating results of these properties as well as the net gain on disposal are included in the Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Revenues	$221	$3,008	$1,010	$7,396
Depreciation and amortization	(18)	(424)	(85)	(1,037)
Impairment of long-lived assets	—	(699)	(41)	(2,117)
Other expenses	(71)	(2,549)	(712)	(4,941)

	132	(664)	172	(699)
Gain on sales of property	2,275	5,085	3,696	6,704
Gain on sale of property held for sale	161	—	161	—

Income from discontinued operations	$2,568	$4,421	$4,029	$6,005

Impairment

Management performs a review of the Company’s real estate related investments during each reporting period to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. As a result of such review, impairment charges of $0.1 million and $0.3 million were recognized from the revaluing of 3 and 14 assets, respectively, to their estimated fair values during the three and six months ended June 30, 2004. Impairments of $40,000 on 3 properties are included in income from discontinued operations during the three and six months ended June 30, 2004. Impairment charges of $0.8 million and $2.3 million, were recognized from the revaluing of 5 and 19 assets, respectively, to their estimated fair values during the three and six months ended June 30, 2003. Impairments of $0.7 million and $2.1 million, respectively, on 8 and 17 properties are included in income from discontinued operations during the three and six months ended June 30, 2003.

3. Revolving Credit Facility and Notes Payable

The Company’s debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2004	December 31, 2003
Revolving credit facility	October 2006	LIBOR + 3.0%	$13,800	$10,300
Notes payable
Senior unsecured notes, interest-only payable semiannually	May 2005	7.15%	111,000	111,000
Variable rate certificates, principal and Interest payable monthly	August 2006	LIBOR + 0.48%	150,900	156,274
Term loan, interest-only payable monthly	November 2008	LIBOR + 3.5%	35,000	35,000
Term loan, principal and interest payable monthly	December 2011	LIBOR + 2.5%	11,686	12,000
Debt premium, net			268	422

Total notes payable			308,854	314,696

Mortgage note payable	June 2007	8.00%	891	910

Total debt			$323,545	$325,906

LIBOR as of June 30, 2004 and December 31, 2003 was 1.36% and 1.12%, respectively. As of June 30, 2004, funds available under the Company’s revolving credit facility were $39.5 million. As of August 4, 2004, funds available under the credit facility were $43.2 million.

The Company was in compliance with all covenants associated with its debt and credit facilities at June 30, 2004.

Management believes that cash flow from operations, anticipated sales of properties and the Company’s anticipated ability to obtain financing will provide the Company with the ability to repay or refinance the senior unsecured notes that mature in May 2005.

4. Derivative Instruments

The Company’s derivative instruments at June 30, 2004 are summarized as follows (in thousands):

Type	Settlement Period	Maturity	Notional Amount	Fixed Swap Rate Paid	Floor Rate	Cap Rate	Liability
							June 30, 2004	Dec. 31, 2003
Interest rate collar	Monthly	August 2005	$56,675	—	4.42%	6.00%	$1,225	$2,375
Interest rate swap	Monthly	June 2004	25,000	2.42%			—	153
Interest rate swap	Monthly	Sept. 2005	30,000	2.12%			(142)	35
Interest rate swap	Monthly	Sept. 2005	25,000	2.33%			(52)	108

							$1,031	$2,671

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. All of the Company’s derivative financial instruments are designated as cash flow hedges. The floating rate related to the interest rate collar and interest rate swaps is the one-month LIBOR rate.

5. Stockholders’ Equity and Minority Interests

Two stockholders of the Company (LSF3 Capital Investments I, LLC and LSFIII Capital Investments, L.P. (collectively, the “Lone Star Investors”)) owned approximately 9.9% of the outstanding Common Stock at December 31, 2003. On June 8, 2004, the Lone Star Investors completed the sale of 2,200,000 shares of the Company’s common stock. The Company did not receive any of the proceeds from the sale of the common stock by the Lone Star Investors. As a result of the sale, Lone Star Investors was reduced to less than 1.0%.

Minority Interests

Minority interest activity for the six months ended June 30, 2004 was as follows (in thousands):

Balance at January 1, 2004	$1,074
Distributions paid and accrued	(55)
Income allocated to minority interests	22

Balance at June 30, 2004	$1,041

6. Segment Information

The Company has two significant operating segments, real estate and retail. Operating segments are defined as components of an enterprise for which separate financial information is available and which is evaluated by chief operating decision makers to allocate resources and to assess performance. Net income is the performance measure used to evaluate each segment. The accounting policies for the segments are the same as those for the Company as a whole.

Real Estate. Real estate activities are comprised of acquisitions, leasing, property management and related business objectives. The Company derives its revenues primarily from rental income received on its 771 restaurant and service station properties located throughout 48 states. Results of operations for the Company’s held-for-sale properties are included as a part of discontinued operations in the real estate segment.

Retail. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise as well as food sales at restaurants operated by the Company. Retail operations are administered by Fuel Supply, Inc. (“FSI”), a wholly owned taxable REIT subsidiary of the Company. FSI operates certain of the Company’s non-leased properties on an interim basis and utilizes a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations. At June 30, 2004, FSI operated 2 service stations in Texas, 8 in Hawaii, 1 in Illinois and 1 in California. In addition to the service stations currently operated, during the 2004 second quarter FSI sold fuel through 14 other operators and sold fuel on a wholesale basis to 1 operator. FSI also operated 3 restaurants, one each located in Texas, Georgia and Kansas, as well as operating one laundromat in Texas.

Intersegment Charges. Intersegment charges are eliminated in consolidation and include the costs of rent and interest. The Retail segment pays market rate rents to the Real Estate segment for lease of the properties that it operates. Interest is charged at an annual rate of 9.5% on inter-company balances and on a note issued by FSI on January 1, 2002 for the sale of the Hawaii fuel terminal to FSI. Inter-company balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations. Intersegment rent eliminated in consolidation was $0.3 million and $0.6 million, respectively, for the three and six months ended June 30, 2004 and $0.1 million and $0.6 million, respectively, for the three and six months ended June 30, 2003.

The following tables present the Company’s reportable amounts by segment as of and for the three and six months ended June 30, 2004 and 2003 (in thousands):

Three Months Ended June 30, 2004	Real Estate	Retail	Eliminations	Consolidated
Rental income	$15,952	$100	$(291)	$15,761
Retail operations	—	15,172	—	15,172
Interest on real estate loans	471	31	(31)	471
Tenant expense reimbursements	831	—	—	831
Lease termination fees	110	—	—	110

Total revenues	17,364	15,303	(322)	32,345
Depreciation and amortization	(5,471)	(131)	—	(5,602)
General and administrative	(1,816)	(1,644)	—	(3,460)
Retail cost of sales	—	(13,008)	—	(13,008)
Interest expense	(4,455)	(144)	31	(4,568)
Other expenses, net	(1,910)	(559)	291	(2,178)

Income from continuing operations before discontinued operations	3,712	(183)	—	3,529
Income (loss) from discontinued operations	2,580	(12)	—	2,568

Net income	$6,292	$(195)	$—	$6,097

Three Months Ended June 30, 2003	Real Estate	Retail	Eliminations	Consolidated
Rental income	$14,399	$139	$(104)	$14,434
Retail operations	—	13,604	—	13,604
Interest on real estate	1,257	—	(394)	863
Tenant expense reimbursements	831	—	—	831
Lease termination fees	587	—	—	587

Total revenues	17,074	13,743	(498)	30,319
Depreciation and amortization	(4,842)	(84)	—	(4,926)
General and administrative	(1,640)	(1,313)	—	(2,953)
Retail cost of sales	—	(11,026)	—	(11,026)
Interest expense	(5,461)	(503)	394	(5,465)
Other expenses, net	(2,454)	(398)	104	(2,853)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,677	419	—	3,096
Income (loss) from discontinued operations	4,757	(336)	—	4,421
Cumulative effect of change in accounting principle	—	—	—	—

Net income (loss)	$7,434	$83	$—	$7,517

Six Months Ended June 30, 2004	Real Estate	Retail	Eliminations	Consolidated
Rental income	$31,660	$100	$(577)	$31,183
Retail operations	—	28,211	—	28,211
Interest on real estate loans	888	56	(56)	888
Tenant expense reimbursements	1,604	—	—	1,604
Lease termination fees	210	—	—	210

Total revenues	34,362	28,367	(633)	62,096
Depreciation and amortization	(10,855)	(233)	—	(11,088)
General and administrative	(4,206)	(2,744)	—	(6,950)
Retail cost of sales	—	(23,903)	—	(23,903)
Interest expense	(8,919)	(259)	56	(9,122)
Other expenses, net	(3,361)	(1,187)	577	(3,971)

Income from continuing operations before discontinued operations	7,021	41	—	7,062
Income (loss) from discontinued Operations	4,160	(131)	—	4,029

Net income	$11,181	$(90)	$—	$11,091

Identifiable assets	$531,469	$10,917	$(2,302)	$540,084
Cash allocable to segments	886	812	—	1,698

Total assets	$532,355	$11,729	$(2,302)	$541,782

Six Months Ended June 30, 2003	Real Estate	Retail	Eliminations	Consolidated
Rental income	$29,671	$139	$(622)	$29,188
Retail operations	—	25,133	—	25,133
Interest on real estate	2,481	—	(718)	1,763
Tenant expense reimbursements	1,679	—	—	1,679
Lease termination fees	997	—	—	997

Total revenues	34,828	25,272	(1,340)	58,760
Depreciation and amortization	(9,948)	(145)	—	(10,093)
General and administrative	(2,923)	(2,569)	—	(5,492)
Retail cost of sales	—	(21,249)	—	(21,249)
Interest expense	(11,087)	(727)	718	(11,096)
Other expenses, net	(5,135)	(1,349)	622	(5,862)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	5,735	(767)	—	4,968
Income (loss) from discontinued operations	6,513	(508)	—	6,005
Cumulative effect of change in accounting principle	(241)	(29)	—	(270)

Net income (loss)	$12,007	$(1,304)	$—	$10,703

Identifiable assets	$538,823	$13,160	$(11,983)	$540,000
Cash allocable to segments	29,784	1,377	—	31,161

Total assets	$568,607	$14,537	$(11,983)	$571,161

7. Change in Accounting Principle

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recorded a cumulative effect of change in accounting principle of $270,000 on January 1, 2003. The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations. The Company recognized accretion expense for the properties with asset retirement obligations of $17,000 for the six months ended June 30, 2004.

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

Severance Arrangements

The Company has entered into severance agreements with its chief operating officer and chief financial officer as of January 1, 2004. These agreements, which each have an initial term of five years, provide for severance payments if certain situations occur, such as termination without cause or a change in control of the Company. If a change in control of the Company occurs, each officer would be entitled to receive a payment equal to one-half of his or her annual salary at such time. In addition, if either officer were to be terminated following a change in control (other than for cause), he or she would be entitled to an additional payment equal to his or her annual salary at such time. If at any time, either officer is terminated other than for cause, he or she would be entitled to a severance payment equal to three-quarters of his or her annual salary at such time.

Guarantees

FASB Interpretation 45 requires disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and also requires liability recognition for guarantees. A guarantor is required to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation.

The Company’s guarantees in place at June 30, 2004 are listed in the table below. With respect to the guarantees on indebtedness, no triggering events or conditions have occurred that would require payment under the guarantees. Furthermore, management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore would not require the Company to provide additional collateral to support the guarantees.

(in thousands)	June 30, 2004	Maximum Guaranteed Amount
Debtor
Alon (1)	$26	$2,793
Letters of Credit (2)	—	918

Total Guarantees	$26	$3,758

(1)	A Settlement Agreement between Alon USA, L.P. (“Alon”) and the Company obligated USRP to potential future payments of property release prices, as defined, on former Alon properties, whether or not owned by the Company, that do not remain open and operating under the Fina® brand during the term of the Agreement through December 2008. Contracts for sales of any of these properties by USRP to third parties may contractually obligate the purchaser to maintain the Fina brand on the gasoline service stations, or pay the release price should a branding change be desired by the purchaser. In the event a new owner defaults on the agreement with USRP to continuously operate a store under the Fina brand, the Company would be responsible for payment of the release price to Alon.
(2)	The Company obtains irrevocable standby letters of credit to guarantee payment of specific financial obligations. As of June 30, 2004, the Company had three letters of credit which were collateralized with cash for FSI. Two of the FSI letters of credit secure payment to a gasoline provider and were renewed for a one-year period upon their expiration in April 2004, and one secures payment of excise taxes to the Internal Revenue Service and expires in December 2004. If the Company defaults on its financial obligations under the stipulations of the letters of credit, the Company would be required to pay up to the maximum guaranteed amount.

9. Related Party Transactions

During the first quarter of 2004, the Company paid $4.9 million to acquire mortgage notes, which yield interest at effective rates between 12.5% and 15.0% per annum. The mortgage notes were purchased from the Lone Star Investors. An independent, special committee of the Company’s Board of Directors approved the purchase.

On March 4, 2004, the Company acquired the land and improvements, as well as the equipment, for two Shoney’s restaurants from Shoney’s Inc. The purchase price was approximately $2.2 million, of which approximately $0.7 million was provided from funds held in a 1031 exchange account and the remainder being paid from available cash.

In April and June 2004, the Company acquired the land and improvements, as well as the equipment for 17 Captain D’s restaurants from Shoney’s Inc. The purchase price was approximately $14.0 million, of which approximately $2.4 million was provided from funds held in a 1031 exchange account and the remainder being paid from available cash.

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

The 2004 first quarter sale of an Embers fee property for proceeds of approximately $0.8 million resulted in the complete recovery of the Company’s investment in the Embers fee properties based on the agreed-upon maximum the Company could recover from the fee properties. The two remaining fee properties were deeded to Embers as part of the workout agreement. Therefore, there was no net income effect associated with these workout transactions, which is appropriate as the transactions simply served to allow the Company to recover its net investment in the Embers fee properties. At June 30, 2004, the Company held mortgage loans receivable of $1.5 million that were secured by mortgages on other real estate owned by Embers.

Other Matters

The Company has significant mortgage loans and notes receivable due from Lyons of California, Inc. (“Lyons”), which are secured by certain Lyons restaurant properties. As a result of the 2001 bankruptcy filings of Lyons, interest income associated with these notes has not been recognized since September 2001. All of the notes are valued based on the estimated fair value of the collateral, as collateral disposal is one of the primary means through which the Company will collect proceeds. At June 30, 2004, the Company had $2.4 million of net mortgage loans and notes receivable due from Lyons.

In April 2004, a management agreement was executed by FSI whereby FSI, for a management fee, will provide management oversight of the operation of the Lyons’ brand name and four restaurants operated by Lyons. Lyons assumed control of three of these restaurants from one operator for violations under an interim operating agreement and franchise agreements. Under the management agreement, FSI manages the operations of these stores, as well as the Lyons store in Sacramento, California, until new buyers can be identified. Management fees earned under the management agreement for the three months ended June 30, 2004 were approximately $20,000 and are included in retail operations revenue on the Unaudited Condensed Consolidated Statements of Operations.

11. Subsequent Events

Ground Round Asset Purchase Agreement

On April 22, 2004, the Company entered into an amended Asset Purchase Agreement, subject to U. S Bankruptcy Court approval, to purchase certain assets of The Ground Round, Inc., a casual dining chain based in Boston. The bid was approximately $6.5 million. Assets were to include the debtor’s interest as a franchisor, trade names and other intangible assets, franchisee subleases and certain franchisee receivables. On July 12, 2004 the bankruptcy court rejected the Company’s bid for Ground Round, Inc. in favor of the Ground Round franchisees bid. The Company is still seeking to acquire specific restaurant assets of several Ground Round units from various franchisees. The Ground Round franchise system has approximately 70 franchised units, primarily in the Northeast and Midwest.

Franchisor/Tenant Bankruptcy

On August 3, 2004, one of the Company’s franchisor/tenants (“Schlotzsky’s”) filed for Chapter 11 bankruptcy protection. Schlotzsky’s leases five of the Company’s properties, which represent approximately 0.7% of the Company’s annualized base rent. Schlotzsky’s guarantees 13 of its franchisees’ leases to the Company, three of which are vacant, with monthly guaranteed rent representing approximately 0.5% of the Company’s annualized base rent. In addition, the Company’s primary recourse remains with the individual franchisees for any unpaid rent regardless of performance under Schlotzsky’s guarantee. As of June 30, 2004 the Company’s receivable balance due from Schlotzsky’s is approximately $280,000. Due to the recent nature of the bankruptcy filing, management cannot yet assess the likelihood of loss or the estimated amount of loss, if any.

Definitive Merger Agreement

On August 9, 2004, the Company entered into definitive agreements to merge with CNL Restaurant Properties, Inc. and 18 CNL Income Funds. Pursuant to a merger agreement, CNL Restaurant Properties, Inc. will merge with and into the Company. Additionally, pursuant to merger agreements between each CNL Income Fund and the Company, each CNL Income Fund will merge with a separate wholly owned subsidiary of the Company’s operating partnership.

The new company, which will have approximately $2.5 billion in assets, will continue to be traded on the NYSE and will operate under the CNL Restaurant Properties name, will have financial interests in approximately 3,000 properties in 49 states, which will include leading brands such as Applebee’s, Arby’s, Bennigan’s, Burger King, Golden Corral, IHOP, Jack in the Box, KFC, Pizza Hut, TGI Friday’s and Wendy’s.

CNL Restaurant Properties shareholders will receive 0.7742 shares of the Company’s common stock and 0.16 shares of newly issued Company 7.5% Series C Redeemable Convertible Preferred Stock for each share of CNL Restaurant Properties common stock held. The 7.5% Series C Redeemable Convertible Preferred Stock has a conversion price of $19.50 per share and a liquidation value of $25.00 per share. Total consideration for CNL Income Fund mergers, assuming all of the Funds participate, will be approximately $540.0 million, of which approximately $450.0 million will be cash, with the balance made up of newly issued Company Series A Convertible Preferred Stock.

The combined company’s main lines of business will include sale/leaseback financing, property management, lease and loan servicing, mergers and acquisitions advisory services, investment and merchant banking, restaurant real estate development, and trading restaurant properties in the growing 1031 exchange market. The combined company will also offer a broad array of complementary financial services such as portfolio lending and treasury and cash management.

The 18 CNL Income Funds specialize in owning triple-net lease restaurant properties. The CNL Income Funds, which were formed between 1986 and 1997, own approximately 500 triple-net lease restaurant properties, including restaurants operating under the Jack in the Box, Golden Corral, and Checkers Drive-In brands.

The transactions are subject to approval from CNL Restaurant Properties and the Company stockholders, as well as from the limited partners of each of the 18 CNL Income Funds. The transactions are also subject to securing adequate financing and customary regulatory approvals.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risks Associated with Forward-Looking Statements included in this Form 10-Q

Certain statements contained in the Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company’s actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the disclosures under the headings “Risks Associated with Forward-Looking Statements included in this Form 10-K” and “Factors Affecting the Company’s Business and Prospects” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

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

RESULTS OF OPERATIONS

The Company derives its real estate revenue primarily from the leasing of its properties to operators on a “triple net” basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and ground rents, where applicable. Approximately 46.9% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a threshold amount. As a result, the Company’s rental income revenue is partly a function of the number of properties in operation and their level of sales. In addition, the Company’s retail operating revenue is derived primarily from fuel sales and service properties operated by the Company. Sales at individual properties are influenced by, among other things, local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy. The Company also acquires properties with the intention of reselling them rather than holding them for investment properties. Consequently, these properties are classified as held for sale at the date of acquisition and do not depreciate them. In accordance with SFAS 144, the operations of properties held for sale are classified as income from discontinued operations in the Unaudited Condensed Consolidated Statements of Operations.

The following discussion considers the specific impact of such factors on the results of operations of the Company.

Comparison of the three and six months ended June 30, 2004 to the three and six months ended June 30, 2003

The following selected financial statement information related to the Company’s continuing operations is provided to assist in the comparisons between periods for revenues and expenses.

Selected Financial Statement Amounts

	For the three months ended June 30,
(in thousands)	2004	2003	Change
Lease termination fees	$110	$587	$(477)
Tenant expense reimbursements	831	831	—
Interest on real estate loans	471	863	(392)
Rental income	15,761	14,434	1,327
Retail operations	15,172	13,604	1,568

Total revenues	$32,345	$30,319	$2,026

Property costs	$1,916	$1,791	$125
Depreciation and amortization	5,602	4,926	676
Impairment of long-lived assets	102	53	49
Provision for doubtful accounts	151	(131)	282
General administrative and legal expenses	3,460	2,953	507
Retail cost of sales	13,008	11,026	1,982

Total expenses	$24,239	$20,618	$3,621

Selected Financial Statement Amounts

	For the six months ended June 30,
(in thousands)	2004	2003	Change
Lease termination fees	$210	$997	$(787)
Tenant expense reimbursements	1,604	1,679	(75)
Interest on real estate loans	888	1,763	(875)
Rental income	31,183	29,188	1,995
Retail operations	28,211	25,133	3,078

Total revenues	$62,096	$58,760	$3,336

Property costs	$3,388	$3,527	$(139)
Depreciation and amortization	11,088	10,093	995
Impairment of long-lived assets	272	230	42
Provision for doubtful accounts	302	(211)	513
General administrative and legal expenses	6,950	5,492	1,458
Retail cost of sales	23,903	21,249	2,654

Total expenses	$45,903	$40,380	$5,523

Comparison of the three months ended June 30, 2004 to the three months ended June 30, 2003

Revenues

Revenues from real estate properties include rental revenues, tenant expense reimbursements, lease termination fees and interest on real estate loans. Revenue from retail operations is derived primarily from fuel sales and sales from properties operated by the Company, including restaurants, service stations, car washes and convenience stores. For the three months ended June 30, 2004, revenues from continuing operations increased 6.7% consisting of a $1.6 million increase in retail operations and a $0.4 million increase in real estate revenues.

The net increase in the revenue was due primarily to the following:

•	a $1.6 million increase in retail operations revenue, primarily attributable to an increase in fuel revenues for the second quarter over the prior year second quarter, with $2.0 million attributable to higher average pump prices, offset partly by decreased fuel volumes and $0.4 million in reimbursement revenue from Lyons for employee related costs;

•	a $1.3 million increase in rental income due primarily to $1.0 million attributable to rent received from 7 Shoney’s and 54 Captain D’s properties acquired since the third quarter of 2003; and

•	a 26% decrease in vacant not billing stores to an average of 57 for the 2004 second quarter, as compared to 77 for the 2003 second quarter during which many of the Dallas/Fort Worth Fina stores became vacant not billing

These increases were partially offset by:

•	a $0.5 million decrease in lease termination fees due to the termination of two leases in the 2003 second quarter for which there were not corresponding terminations in the 2004 second quarter; and

•	a $0.4 million decrease in interest on real estate loans due to the payoff of two mortgage loans receivable during the fourth quarter of 2003.

Expenses

Expenses consist of real-estate related expenses such as ground rents, property taxes and depreciation on real estate investments held by the Company, as well as cost of sales for the retail segment. Expenses from continuing operations increased $3.6 million or 17.6%, and were attributable to the following:

•	a $2.0 million increase in retail cost of sales, due mostly to an increase in the cost of fuel sold during the 2004 second quarter. The Company sold 6.6 million gallons of fuel at an average cost per gallon of $1.82 in the 2004 second quarter compared to 6.9 million gallons sold at an average cost per gallon of $1.42 during the corresponding quarter in the prior year and $0.4 million related to Lyons employee costs;

•	a $0.7 million increase in depreciation and amortization, which was due to sales and dispositions of properties with a lower basis and purchases of new properties with a higher basis;

•	a $0.5 million increase in general administrative and legal expenses due primarily to increases in professional fees related in part to implementation of the Sarbanes-Oxley Act initiatives, higher salaries and higher legal expenses due to the attempted Ground Round transaction, the settlement of a tenant legal matter and various tax issues; and

•	a $0.3 million increase in provision for doubtful accounts, primarily due to a net recovery of doubtful accounts related to one tenant in the 2003 second quarter.

Retail operations are administered by FSI, which has incurred net operating losses (“NOLs”) since its inception. Management believes these NOLs, which are estimated to be $1.1 million, will be used to offset taxable income of the Company’s other taxable REIT subsidiaries.

Gains on sales of property for the three months ended June 30, 2004 were $2.4 million resulting from the sale of 12 properties, compared to gains of $5.1 million for the prior year quarter from the sale of 32 properties. These gains are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” in accordance with the requirements of SFAS No. 144.

Interest expense decreased $0.9 million, or 16.4% due to a $19.7 million lower average balance of the Company’s outstanding line of credit, notes and mortgage payables, as well as to lower interest rates during the 2004 period compared to 2003.

Minority interests in earnings decreased $1.2 million as a result of the November 2003 redemption of a preferred partnership interest in one of the Company’s operating subsidiaries.

Comparison of the six months ended June 30, 2004 to the six months ended June 30, 2003

Revenues

For the six months ended June 30, 2004, revenues from continuing operations increased 5.7% consisting of a $3.1 million increase in retail operations revenues and a $0.2 million increase in real estate revenues.

The net increase in the revenue was due primarily to the following:

•	a $3.1 million increase in retail operations revenue primarily attributable to an increase in fuel revenues for the second quarter over the prior year second quarter, with $2.9 million attributable to higher average pump prices, offset partly by decreased fuel volumes and $0.4 million in reimbursement revenue from Lyons for employee related costs; and

•	a $2.0 million increase in rental income attributable to rent received from 9 Shoney’s and 54 Captain D’s properties acquired since the third quarter of 2003. In addition, there was a 24% decrease in vacant not billing stores to an average of 61 vacant not billing stores for the first six months of 2004 as compared to an average of 80 for the first 6 months of 2003; partially offset by;

•	a $0.9 million decrease in interest on real estate loans due to the liquidation of two mortgage loans receivable during the fourth quarter of 2003; and

•	a $0.8 million decrease in lease termination fees due to termination fees earned on two tenant leases in the 2003 second quarter and the termination fees earned in connection with an early termination agreement entered into with respect to 51 Fina stations in the 2003 first quarter for which there were not corresponding terminations during the first six months of 2004. As these properties are sold or otherwise disposed of, the termination fee revenue is reclassified under the caption “Income from discontinued operations” in the Unaudited Condensed Consolidated Statements of Operations.

Expenses

Expenses consist of real-estate related expenses such as ground rents, property taxes and depreciation on real estate investments held by the Company, as well as cost of sales for the retail segment. Expenses from continuing operations increased $5.5 million or 13.7% and were attributable to the following:

•	a $2.7 million increase in retail cost of sales, due mostly to an increase in the cost of fuel sold during the six months ended June 30, 2004. The Company sold 12.9 million gallons of fuel at an average cost per gallon of $1.69 in the six months ended June 30, 2004 compared to 13.0 million gallons sold at an average cost per gallon of $1.47 during the corresponding period in the prior year and $0.4 million related to Lyons employee costs;

•	a $1.5 million increase in general administrative and legal expenses due primarily to increases in professional fees related in part to implementation of the Sarbanes-Oxley Act initiatives, higher salaries and higher state income and personal property tax expense. The higher state income tax expense related to the income on certain properties that were moved into a taxable REIT subsidiary in the last half of 2003;

•	a $1.0 million increase in depreciation and amortization, which was due to sales and dispositions of properties with a lower basis and purchases of new properties with a higher basis; and

•	a $0.5 million increase in provision for doubtful accounts primarily due to write-offs associated with the bankruptcy of a single tenant and to a net recovery of doubtful accounts related to two tenants in 2003.

Gains on sales of property for the six months ended June 30, 2004 were $3.9 million resulting from the sale of 30 properties, compared to gains of $6.7 million for the prior year quarter from the sale of 37 properties. These gains are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” in accordance with the requirements of SFAS No. 144.

Interest expense decreased $2.0 million, or 17.8% due to a $19.7 million lower average balance of the Company’s outstanding line of credit, notes and mortgage payables, as well as to lower interest rates during the 2004 period compared to 2003.

Minority interests in earnings decreased $2.3 million as a result of the November 2003 redemption of a preferred partnership interest in one of the Company’s operating subsidiaries.

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

Discontinued Operations

The following table presents supplemental information regarding the changes in the number of properties owned or operated by the Company during the relevant periods discussed below:

	Properties at Beginning of Period	Acquisitions	Dispositions	Properties At End of Period
Three months ended June 30, 2004	778	21	(12)	787
Six months ended June 30, 2004	795	24	(32)	787
Three months ended June 30, 2003	816	15	(30)	801
Six months ended June 30, 2003	816	22	(37)	801
Period from January 1, 2003 through June 30, 2004	816	92	(121)	787

In accordance with SFAS No. 144, discontinued operations are presented in the Company’s Unaudited Condensed Consolidated Statements of Operations as a separate line item after income from continuing operations. “Income from discontinued operations” represents, in part, the operations of properties sold, as well as any gain or loss recognized on their disposition. In addition, Company acquires certain properties with the intention of reselling them rather than holding them for investment properties. Consequently, these properties are classified as held for sale at the date of acquisition and are not depreciated. The operations of properties held for sale are recorded in “Income from discontinued operations”. For the three and six months ended June 30, 2004 “Income from discontinued operations” includes 11 properties that were classified as held for sale as of June 30, 2004. “Income from discontinued operations” for the three and six months ended June 30, 2004 also, includes the operating results of the 12 and 32 properties, respectively, which were sold or otherwise disposed of during the first two quarters of 2004. “Income from discontinued operations” for the three and six months ended June 30, 2003 includes the operating results for the same 12 and 32 properties, respectively, and also includes operating results for 89 properties sold during the year ended December 31, 2003, for a total of 121 properties as shown in the table above. No properties were classified as held for sale in 2003. Although the monthly average number of properties decreased by only 2.5% and 3.4% to 781 during the three and six months ended June 30, 2004 from 801 and 809, respectively, during the same periods in 2003, substantially larger amounts were included in “Income from discontinued operations” on the Company’s Unaudited Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2003. During the six months ended June 30, 2004, the amount of revenues and expenses included in “Income from discontinued operations” decreased by $6.4 million and $7.3 million, respectively, reflecting the difference between the inclusion of 43 properties in 2004 and 121 properties in 2003.

Discontinued Operations	Three months ended June 30,		Six months ended June 30,
(table in thousands)	2004	2003	2004	2003
Revenues	$221	$3,008	$1,010	$7,396
Depreciation and amortization	(18)	(424)	(85)	(1,037)
Impairment of long-lived assets	—	(699)	(41)	(2,117)
Other expenses	(71)	(2,549)	(712)	(4,941)

	132	(664)	172	(699)
Gain on sales of property	2,275	5,085	3,696	6,704
Gain on sale of property held for sale	161	—	161	—

Income from discontinued operations	$2,568	$4,421	$4,029	$6,005

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Six Months Ended June 30, 2004
(in thousands)
Cash flows from operating activities	$17,042
Cash flows from investing activities	(7,340)
Cash flows from financing activities	(21,859)

Decrease in cash and cash equivalents	(12,157)
Cash and cash equivalents, beginning of period	13,855

Cash and cash equivalents, end of period	$1,698

Liquidity Requirements

The Company is organized to operate as an equity REIT to acquire, lease and manage properties and distribute to stockholders, in the form of cash distributions, a substantial portion of its net cash flow generated from its real estate and retail activities. Management intends to maintain appropriate levels of cash reserves for working capital based on its estimate of cash requirements. At June 30, 2004, the Company had cash and cash equivalents totaling $1.7 million.

The Company’s primary requirements for cash during the remainder of 2004 are expected to be as follows: (1) debt service in the approximate amount of $12.3 million, which includes interest of $7.7 million, (2) anticipated property acquisitions and other investments of approximately $13.0 million; and (3) the payment of dividends of approximately $19.6 million. Cash requirements for capital expenditures are expected to be nominal for income-generating investments. Management expects to meet its short-term liquidity requirements consisting of normal recurring operating expenses, debt service requirements, property improvements and distributions to stockholders primarily through cash flows provided from real estate and retail operations, along with proceeds from sales of selected properties. To the extent the Company’s cash flow from real estate and retail operating activities is not sufficient to finance such short-term liquidity requirements, the Company may utilize its credit facility. At June 30, 2004, the funds available to the Company under its credit facility were $39.5 million. The Company’s long-term liquidity requirements at June 30, 2004 consist primarily of future debt maturities totaling approximately $217.3 million, which include maturities through December 2011 and leases totaling approximately $15.0 million which includes maturities up to 20 years. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings, other debt and equity financing alternatives, as well as cash proceeds from operations and from the sale of properties. The Company’s short-term liquidity requirements over the next year consist primarily of the maturity of the $111.0 million senior unsecured notes in May 2005 and payments on other long-term debt and leases. Management believes that cash flow from operations, anticipated sales of properties and the Company’s anticipated ability to obtain financing will provide the Company the ability to repay or refinance the senior unsecured notes.

Management believes that cash flow from operations, along with the Company’s ability to raise additional equity, anticipated sales of properties, funds available under its $60.0 million line of credit and the Company’s anticipated ability to obtain financing will provide the Company with sufficient liquidity to meet its foreseeable capital needs. However, there can be no assurance that such additional financing will be available at the time the Company needs it or that the terms of anticipated financing will be as favorable to the Company as under the existing facilities.

A summary of the cash activities for the quarter ended June 30, 2004 follows.

Operating Activities

The principal sources of cash to meet working capital and dividend requirements were $63.5 million of rental revenue produced by the Company’s real estate properties and operating revenue collected from the Company’s retail segment. The cash receipts were offset by $46.5 million of operating cash outflows related to the real estate and retail segments, leaving net cash from operations of $17.0 million for the period.

Investing Activities

Cash generated in excess of operating and dividend payment requirements was generally used to acquire additional properties or to reduce amounts outstanding under the Company’s credit agreement.

The Company’s cash flows from investing activities of negative $7.3 million were primarily attributable to:

•	$14.1 million of net proceeds from 32 property sales;

•	$2.0 million of proceeds from receipts on mortgage loans receivable; and

•	$0.7 million of proceeds from receipts on notes receivable.

•	$0.4 million decrease in restricted cash and marketable securities due to timing of the collection of rent.

The cash flows from investing activities were partially offset by:

•	$4.9 million purchase of mortgage loans receivable;

•	$9.9 million for the acquisition of properties held for sale; and

•	$9.2 million for the acquisition of rental properties; and

•	$0.4 million for the acquisition of machinery and equipment.

Financing Activities

The Company’s cash flows from financing activities of negative $21.9 million were primarily attributable to:

•	$5.7 million in payments on notes and mortgages resulting in an overall decrease in debt outstanding, primarily related to $5.4 million in payments on the variable rate certificates and $0.3 million on the term loans;

•	$14.9 million in Common Stock dividend distributions;

•	$4.7 million in Series A and Series B preferred stock dividend distributions; and

•	$3.5 million in net proceeds under the Company’s line of credit.

Discussions with the Internal Revenue Service

On April 8, 2004, the Company submitted a request to the Internal Revenue Service for a closing agreement with respect to a third party agreement entered into by the Company with one of its borrowers in 2000. The IRS is currently evaluating the Company’s request. Management believes, based on its understanding of the manner in which other REITs have resolved similar potential technical REIT compliance violations, it is likely that a closing agreement can be reached. However, management cannot provide complete assurance that the Internal Revenue Service will agree to enter into such a closing agreement.

Company Debt and Derivatives

The Company’s debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2004	December 31, 2003
Revolving credit facility	October 2006	LIBOR + 3.0%	$13,800	$10,300

Notes payable
Senior unsecured notes, interest-only payable semiannually	May 2005	7.15%	111,000	$111,000
Variable rate certificates, principal and interest payable monthly	August 2006	LIBOR + .48%	150,900	156,274
Term loan, interest-only paid monthly	November 2008	LIBOR + 3.5%	35,000	35,000
Term loan, principal and interest payable monthly	December 2011	LIBOR + 2.5%	11,686	12,000
Debt premium, net			268	422

Total notes payable			308,854	314,696

Mortgage note payable	June 2007	8.00%	891	910

Total debt			$323,545	$325,906

As of June 30, 2004, funds available under the revolving credit facility were $39.5 million. As of August 4, 2004, funds available under the credit facility were $43.2 million.

The Company was in compliance with all covenants associated with its debt and credit facilities at June 30, 2004. The Company is subject to a number of financial debt covenants which management monitors on a regular basis. Failure to comply with these covenants could result in adverse consequences and could potentially affect the Company’s ability to pay dividends.

Management believes that cash flow from operations, anticipated sales of properties and the Company’s anticipated ability to obtain financing will provide the Company with the ability to repay or refinance the senior unsecured notes that mature in May 2005.

The Company’s derivative instruments are summarized as follows (in thousands):

Type	Settlement Period	Maturity	Notional Amount	Fixed Swap Rate Paid	Floor Rate	Cap Rate	Liability
							June 30, 2004	Dec. 31, 2003
Interest rate collar	Monthly	August 2005	$56,675	—	4.42%	6.00%	$1,225	$2,375
Interest rate swap	Monthly	June 2004	25,000	2.42%			—	153
Interest rate swap	Monthly	Sept. 2005	30,000	2.12%			(142)	35
Interest rate swap	Monthly	Sept. 2005	25,000	2.33%			(52)	108

							$1,031	$2,671

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. All of the Company’s derivative financial instruments are designated as cash flow hedges. The floating rate related to the interest rate collar and interest rate swaps is the one-month LIBOR rate.

Contractual Obligations

Set forth below are the Company’s contractual obligations at June 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$13,800	$—	$13,800	$—	$—
Long-term debt	308,586	120,963	142,880	36,326	8,417
Ground leases	19,442	4,454	7,564	4,440	2,984
Mortgage note payable	891	41	92	758	—

Total	$342,719	$125,458	$164,336	$41,524	$11,401

The Company’s significant cash requirements that are not contractual in nature, but which are expected, include interest on debt, dividends and purchase obligations such as audit and tax fees. The Company expects to pay interest of approximately $7.7 million during the remainder of the year, which includes interest on long-term debt and derivative costs. The Company expects to pay common and preferred dividends of approximately $19.6 million over the remainder of the year. The Company also expects to pay audit or audit and tax-related fees of approximately $0.3 million over the remainder of the year.

Minimum future receipts at June 30, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$780,967	$62,254	$119,528	$112,267	$486,918
Direct financing leases	1,185	130	179	179	697

Total	$782,152	$62,384	$119,707	$112,446	$487,615

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

The following table sets forth, for the three and six months ended June 30, 2004 and 2003, the calculation of FFO.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2004		2003	2004		2003
Net income allocable to common stockholders	$3,642		$5,703	$6,182		$7,113
Real estate depreciation and amortization:
Continuing operation	5,602		4,926	11,088		10,093
Discontinued operations	18		424	85		1,037
Gain on sale of property:

Discontinued operations	(2,275	)(2)	(5,085)	(3,696	)(2)	(6,704)
Embers sale transaction (1)	—		—	—		—

Adjustments allocable to minority interests	(11)		(1)	(26)		(16)
Cumulative effect of change in accounting principle	—		—	—		270

FFO (Basic)	6,976		5,967	13,633		11,793
Income allocable to minority interest	14		—	22		—
Adjustments allocable to minority interests	11		1	26		16

FFO (Diluted)	$7,001		$5,968	$13,681		$11,809

(1)	Embers, a significant tenant/mortgagee of the Company, as further described under “Significant Tenant Negotiations and Other Matters” below, owed the Company significant balances secured by certain fee properties and mortgage properties. The 2004 first quarter sale of an Embers fee property resulted in the complete recovery of the Company’s investment in the Embers fee properties based on an agreed-upon maximum the Company could recover from the fee properties. The remaining two fee properties were deeded to Embers as part of the workout agreement. Therefore, there was no net income effect associated with these workout transactions, which is appropriate as the transactions simply served to allow the Company to recover its net investment in the Embers fee properties. Management has concluded that there should be no impact to FFO as a result of these transactions as there was no impact on the operations of the Company.
(2)	Beginning in the second quarter of 2004 the Company began a limited program of purchasing real estate with the intent of re-sale. Gains on sale associated with this program totaling approximately $0.2 million have not been excluded from the calculation of FFO as these gains represent the principal activity of this program.

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

The 2004 first quarter sale of an Embers fee property for proceeds of approximately $0.8 million resulted in the complete recovery of the Company’s investment in the Embers fee properties based on the agreed-upon maximum the Company could recover from the fee properties. The two remaining fee properties were deeded to Embers as part of the workout agreement. Therefore, there was no net income effect associated with these workout transactions, which is appropriate as the transactions simply served to allow the Company to recover its net investment in the Embers fee properties. At June 30, 2004, the Company held mortgage loans receivable of $1.5 million that were secured by other real estate owned by Embers and other assets of less than $0.1 million related to Embers.

Other Matters

Lyons of California

The Company has significant mortgage loans and notes receivable due from Lyons of California, Inc. (“Lyons”), which are secured by certain Lyons restaurant properties. As a result of the 2001 bankruptcy filings of Lyons, interest income associated with these notes has not been recognized since September 2001. All of the notes are valued based on the estimated fair value of the collateral, as collateral disposal is the primary means through which the Company will collect proceeds. At June 30, 2004, the Company had $2.4 million of net mortgage loans and notes receivable due from Lyons.

In April 2004, a management agreement was executed whereby FSI, for a management fee, will provide management oversight of the operation of the Lyons’ brand name and four restaurants operated by Lyons. Lyons assumed control of three of these restaurants from one operator for violations under an interim operating agreement and franchise agreements. Under the management agreement, FSI manages the operations of these stores, as well as the Lyons store in Sacramento, California, until new buyers can be identified. Management fees earned under the management agreement for the three months ended June 30, 2004 were approximately $20,000 and are included in non-operating income on the Unaudited Condensed Consolidated Statements of Operations.

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

Market Risk on Investments

The fair value of the Company’s investments would be negatively affected by a decrease in interest rates as the majority of the investments are interest-bearing, and therefore subject to the market risk of loss from a decline in interest rates which could impact future earnings and cash flows. All other things being equal, the fair market value of the Company’s investment portfolio will increase as interest rates increase and will decrease as interest rates decrease. However, the Company’s investment portfolio of $0.4 million is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

Market Risk on Variable Rate Debt

The Company’s interest rate risk is sensitive to interest rate changes on its variable rate debt. The Company had total outstanding debt of $323.5 million at June 30, 2004, of which approximately $211.4 million was variable rate debt. Of this amount, $97.5 million, or 46.1% was unhedged. All other things being equal, the interest expense on the Company’s unhedged variable rate debt will decrease as interest rates decline and will increase as rates rise. This exposure to interest rate risk is generally managed using derivative financial instruments such as interest rate swaps in conjunction with a portion of the Company’s variable rate debt to mitigate the interest rate risk on an associated financial instrument or to lock in an interest rate on its variable rate debt under its Revolving Credit Facility with Bank of America and its Triple Net Lease Mortgage Certificates. As it relates to unhedged variable rate debt, if market interest rates average 1% more than in 2003, the impact related to additional annual interest expense would decrease net income and cash flows by $2.1 million for 2004. This amount was determined by calculating the effect of a hypothetical interest rate on the Company’s unhedged variable rate debt. This sensitivity analysis assumes that there are no changes in the Company’s financial structure. Management believes the fair value of its variable rate debt equals its carrying value as of June 30, 2004.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate debt is also subject to market risk. Fixed rate debt outstanding at June 30, 2004 was $111.9 million with a weighted average interest rate of 7.2%. All other things being equal, the fair market value of the Company’s fixed interest rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes payable and the mortgage note payable totaling $111.9 million at June 30, 2004 had a fair value of $113.6 million based on interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

Item 4. Controls and Procedures

As of June 30, 2004, management, under the supervision and with the participation of the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). In its January 16, 2004 and February 20, 2004 Letters to the Audit Committee, the Company’s auditors noted that the Company’s process of transferring information relevant to the Company’s accounting and financial reporting activities from knowledgeable non-accounting personnel to the accounting department in a timely manner is not adequate. Further, the Company does not always allow for a timely and adequate consideration of existing authoritative accounting literature that provides guidance on the appropriate accounting for certain situations due to resource limitations. The Company is in the process of mitigating the conditions noted above and is assessing opportunities for improvements to its internal control system. In that regard, management has undertaken internal communication training, has initiated regularly scheduled meetings with appropriate department heads to assure open communications and is in the process of analyzing its resources for appropriate levels and competencies. Based on this evaluation, the Company’s principal executive officer and its principal financial officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports filed or submitted by it under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and include controls and procedures designed to ensure that information required to be disclosed by the Company in such reports is accumulated and communicated to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

During the six months ended June 30, 2004, there were no changes to the internal controls over financial reporting of the Company identified in connection with the Company’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

A report on Form 8-K dated March 31, 2004 was filed with the Securities and Exchange Commission on April 2, 2004 reporting the issuance of a press release on March 31, 2004 announcing the May 2004 common stock dividend and the June quarterly preferred stock dividend.

A report on Form 8-K dated April 23, 2004 was filed with the Securities and Exchange Commission on April 23, 2004 reporting the issuance of a press release on April 23, 2004 announcing the pending Ground Round acquisition.

A report on Form 8-K dated May 5, 2004 was filed with the Securities and Exchange Commission on May 7, 2004 reporting the issuance of a press release on May 5, 2004 announcing first quarter earnings.

A report on Form 8-K dated June 8, 2004 was filed with the Securities and Exchange Commission on June 9, 2004 reporting the sale by the Lone Star Investors of 2,000,000 shares of the Company’s outstanding common stock.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: August 9, 2004	By:	/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description

31.1	Section 302 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002

31.2	Section 302 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002

32.2	Section 906 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002