Form 10-Q
period 2004-09-30
U S RESTAURANT PROPERTIES INC
filed 2004-11-09
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of November 3, 2004, U.S. Restaurant Properties, Inc. had 22,566,639 shares of common stock $0.001 par value outstanding.

U.S. RESTAURANT PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
Assets

Property, net
Land	$211,717	$211,862
Buildings and leasehold improvements	365,690	369,391
Machinery and equipment	12,483	12,231

	589,890	593,484
Less: accumulated depreciation	(122,437)	(109,934)

	467,453	483,550

Construction in progress	94	35
Assets related to properties held for sale	6,807	—
Cash and cash equivalents	1,971	13,855
Restricted cash and marketable securities	6,472	3,782
Rent and other receivables, net (includes $1,094 and $1,343 allowance for doubtful accounts at September 30, 2004 and December 31, 2003, respectively)	3,952	7,259
Straight line rent, net (includes $200 and $440 allowance for doubtful accounts at September 30, 2004 and December 31, 2003, respectively, and $3,514 and $3,482 of remodel grants at September 30, 2004 and December 31, 2003, respectively)	16,375	15,295
Prepaid expenses and other assets	708	1,362
Inventories	3,174	2,986
Investments	316	405
Notes receivable, net (includes $2,779 and $2,887 allowance for doubtful accounts at September 30, 2004 and December 31, 2003, respectively)	6,255	6,247
Mortgage loans receivable, net (includes $252 allowance for doubtful accounts at both September 30, 2004 and December 31, 2003)	13,688	10,170
Net investment in direct financing leases	283	256
Deferred financing costs and intangibles, net	7,379	9,327

Total assets	$534,927	$554,529

Continued on next page

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Balance Sheets (continued)

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
Liabilities and stockholders’ equity

Accounts payable and accrued liabilities	$19,930	$19,458
Accrued dividends and distributions	2,511	2,491
Line of credit	7,500	10,300
Interest rate derivatives at fair value	832	2,671
Notes payable	306,318	314,696
Mortgage note payable	881	910

Total liabilities	337,972	350,526

Commitments, contingencies and guarantees

Minority interests	1,021	1,074

Stockholders’ equity

Preferred stock, $0.001 par value per share;
Series A Cumulative Convertible Preferred Stock—
50,000 shares authorized, 4,084 shares issued and outstanding (aggregate liquidation value of $102,107)	4	4
Series B and Series B-1 Convertible Preferred Stock—
20 Series B shares authorized, 20 Series B shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively (aggregate liquidation value of $20,000); and	—	—
5 Series B-1 shares authorized, 5 Series B shares issued and outstanding at September 30, 2004 and none at December 31, 2003 (aggregate liquidation value of $5,000)	—	—
Common stock, $0.001 par value per share;
100,000 shares authorized, 22,562 and 22,527 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	23	23
Additional paid-in capital	401,048	395,626
Excess stock, $0.001 par value per share
15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(832)	(2,671)
Loans to stockholders for common stock	(224)	(299)
Distributions in excess of net income	(204,085)	(189,754)

Total stockholders’ equity	195,934	202,929

Total liabilities and stockholders’ equity	$534,927	$554,529

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Rental income	$15,522	$14,539	$46,866	$43,428
Tenant expense reimbursements	1,086	809	2,433	2,611
Lease termination fees	100	—	310	997
Interest on real estate loans	482	579	1,370	2,342
Retail operations	15,918	14,994	44,129	40,127

Total revenues	33,108	30,921	95,108	89,505
Expenses:
Ground rent	896	890	2,640	2,674
Property taxes	262	139	650	669
Other property	367	351	996	970
Legal	234	905	844	1,540
Depreciation and amortization	5,568	5,088	16,607	15,132
Impairment of long-lived assets	19	444	261	674
Provision for doubtful accounts	(8)	(137)	294	(307)
General and administrative	5,249	2,644	12,200	8,136
Retail cost of sales	13,238	12,438	37,141	33,644

Total expenses	25,825	22,762	71,633	63,132

Income from continuing operations	7,283	8,159	23,475	26,373
Non-operating income	8	8	21	29
Interest expense	(4,665)	(4,607)	(13,787)	(15,660)
Minority interest	(7)	(1,205)	(29)	(3,542)

Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	2,619	2,355	9,680	7,200
Income from discontinued operations	1,675	2,965	5,705	9,069
Cumulative effect of change in accounting principle	—	—	—	(246)

Net income	4,294	5,320	15,385	16,023
Dividends and accretion on preferred stock	(2,480)	(2,185)	(7,389)	(5,736)

Net income allocable to common stockholders	$1,814	$3,135	$7,996	$10,287

Basic and diluted net income per share:
Income from continuing operations allocable to common stockholders	$0.01	$0.01	$0.10	$0.07
Income from discontinued operations	0.07	0.15	0.25	0.46
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income per share	$0.08	$0.16	$0.35	$0.52

Weighted average shares outstanding
Basic	22,563	19,909	22,552	19,871
Diluted	22,656	20,024	22,649	19,955

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Other Comprehensive Operations

(In thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Net income	$4,294	$5,320	$15,385	$16,023
Other comprehensive income
Reclassification adjustment – hedge settlement adjustment	518	707	1,847	2,292
Fair value adjustment for derivatives	(319)	(57)	(8)	(1,201)

Comprehensive income	$4,493	$5,970	$17,224	$17,114

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statement of Stockholders’ Equity

For the Nine Months Ended September 30, 2004

(In thousands)

	Preferred Stock Series A		Preferred Stock Series B & B-1		Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Loans to Stockholders	Distributions In Excess of Net Income	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances at January 1, 2004	4,084	$4	20	$—	22,527	$23	$395,626	$(2,671)	$(299)	$(189,754)	$202,929
Net income										15,385	15,385
Repayment by stockholders of loans for Common Stock									75		75
Proceeds from issuance of Series B-1 Preferred Stock			5				4,654				4,654
Proceeds from issuance of Series B-1 Stock warrants							95				95
Costs associated with issuance of Preferred Stock							(67)				(67)
Common Stock issued –stock-based compensation					30		351				351
Proceeds from exercised stock options					10		130				130
Series B Preferred Stock accretion							259			(259)	—
Other comprehensive income (loss) -
Reclassification adjustment- hedge settlement								1,847			1,847
Fair value adjustment for derivatives								(8)			(8)
Distributions declared on Common Stock										(22,327)	(22,327)
Distributions declared on Preferred Stock										(7,130)	(7,130)

Balances at September 30, 2004	4,084	$4	25	$—	22,567	$23	$401,048	$(832)	$(224)	$(204,085)	$195,934

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:

Net income	$15,385	$16,023
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,752	16,971
Cumulative effect of change in accounting principle	—	270
Amortization of deferred financing costs and discounts	1,261	1,317
Impairment of long-lived assets	332	3,872
Provision for doubtful accounts	294	(307)
Stock-based compensation	351	9
Accretion of interest	27	(125)
Minority interests	29	3,542
Gain on sales of property	(4,605)	(10,275)
Gain on sales of property held for sale	(756)	—
Gain on disposal of asset retirement obligation	—	(64)
Decrease in rent and other receivables, net	2,889	2,669
Increase in straight line rent, net	(2,044)	(265)
Decrease (increase) in prepaid expenses	654	(282)
Increase in inventories	(525)	(1,571)
Increase (decrease) in net investment in direct financing leases	(28)	144
Increase in accounts payable and accrued liabilities	336	2,811
Decrease in unearned contingent rent	147	82

Cash flows from operating activities	30,499	34,821

Cash flows from investing activities:

Proceeds from sale of property and equipment	21,611	35,100
Purchase of property	(11,816)	(7,863)
Purchase of property held for sale	(10,705)	—
Purchase of machinery and equipment	(1,197)	(3,300)
Increase in restricted cash, net	(2,690)	(3,142)
Mortgage loans receivable purchased	(5,256)	(11)
Mortgage loans receivable principal payments	2,407	11,676
Notes receivable issued	(167)	(63)
Increase in lease acquisition premiums	(70)	—
Notes receivable principal payments	1,016	2,239
Other increases	89	260

Cash flows from investing activities	(6,778)	34,896

continued on next page

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Unaudited Condensed Consolidated Statements of Cash Flows (continued)

(In thousands)

	Nine Months Ended September 30,
	2004	2003
Cash flows from financing activities:

Proceeds from line of credit	$45,550	$34,950
Payments on line of credit	(48,350)	(33,950)
Proceeds from issuance of series B and series B-1 preferred stock	4,654	14,406
Proceeds from issuance of series B and series B-1 preferred stock warrants	95	253
Distributions to minority interest shareholders	(82)	(3,576)
Cash distributions to stockholders	(22,326)	(19,680)
Payment of preferred stock dividends	(7,112)	(5,579)
Proceeds from sale of stock and exercised stock options	130	1,012
Payments on notes/mortgage payable	(8,171)	(57,026)
Repayment by stockholders of loans for common stock	75	—
Financing costs	—	(271)
Other decreases	(68)	—

Cash flows from financing activities	(35,605)	(69,461)

(Decrease) increase in cash and cash equivalents	(11,884)	256
Cash and cash equivalents at beginning of period	13,855	4,392

Cash and cash equivalents at end of period	$1,971	$4,648

Supplemental disclosure:
Interest paid during the period	$8,555	$11,498

Income taxes paid (including state income and franchise taxes)	$459	$358

Non-cash investing and financing activities:
Mortgage loans receivable used for property acquisitions	$—	$12,000
Security deposit and note receivable written off	—	1,037
Property received in exchange for Operating Partnership Units and note receivable	—	2,265
Notes received on sale of property	616	—

See Notes to Unaudited Condensed Consolidated Financial Statements.

U.S. Restaurant Properties, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

1. Interim Unaudited Financial Information

U.S. Restaurant Properties, Inc. (“USRP” and, collectively with its subsidiaries, the “Company”) is a fully integrated, self-administered and self-managed real estate investment trust (“REIT”), as defined under the Internal Revenue Code. The Company owns, acquires, leases and manages branded chain restaurants and select service retail properties. Additionally, from time to time, the Company makes opportunistic investments in mortgage loans, secured by leasehold interests in restaurants or real estate. The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating L.P. (“OP”). As of September 30, 2004, the Company owned 99.3% of and controlled OP. Also as of September 30, 2004, the Company owned 782 properties in 48 states.

Basis of Presentation and Estimates

The accompanying interim unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”). Operating results for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending December 31, 2004. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in this report on Form 10-Q pursuant to the Rules and Regulations of the SEC. In the opinion of management, the disclosures contained in this report are adequate to make the information presented not misleading.

Accounting measurements at interim dates inherently involve greater reliance on estimates than at year end, and the results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the fiscal year. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments (of a normal recurring nature) necessary to present fairly the consolidated financial position of the Company as of September 30, 2004, the consolidated results of its operations and comprehensive operations for the three and nine months ended September 30, 2004 and 2003, the consolidated statement of stockholders’ equity for the nine months ended September 30, 2004 and the consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003.

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

Adoption of new accounting standards

FASB Interpretation 46 (“FIN 46): On March 15, 2004, FIN 46, “Consolidation of Variable Interest Entities” (“VIEs”), as amended, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements” became effective and requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIEs’ activities or entitled to receive a majority of the entity’s expected residual returns or both. The adoption of FIN 46 did not have an impact on the Company’s financial condition or results of operations.

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

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$2,619	$2,355	$9,680	$7,200
Dividends and accretion on preferred stock	(2,480)	(2,185)	(7,389)	(5,736)

Income from continuing operations allocable to common stockholders	139	170	2,291	1,464
Income from discontinued operations	1,675	2,965	5,705	9,069
Cumulative effect of change in accounting principle	—	—	—	(246)

Net income allocable to common stockholders	$1,814	$3,135	$7,996	$10,287

Basic and diluted net income per share:
Income from continuing operations allocable to common stockholders	$0.01	$0.01	$0.10	$0.07
Income from discontinued operations	0.07	0.15	0.25	0.46
Cumulative effect of change in accounting principle	—	—	—	(0.01)

Net income per share	$0.08	$0.16	$0.35	$0.52

Weighted average shares outstanding:
Basic	22,563	19,909	22,552	19,871
Dilutive effect of OP units	80	80	80	54
Dilutive effect of stock options	13	20	16	15
Dilutive effect of preferred stock	—	15	—	15
Dilutive effect of preferred stock warrants	—	—	1	—

Diluted	22,656	20,024	22,649	19,955

Antidilutive securities:
Stock options	14	14	14	41
Convertible preferred stock	5,369	4,438	5,369	4,438
Convertible preferred stock warrants	65	206	65	206

Revenue Recognition

The Company’s revenues primarily include rental income on real estate properties and operating revenue from retail operations.

The Company leases properties on a triple net basis primarily to operators of quick-service and full-service chain restaurants affiliated with major national or regional brands as well as to certain convenience stores and gas stations. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and ground rents, where applicable. The triple net structure is designed to provide a predictable stream of income while minimizing ongoing property operating costs. Accordingly, the accompanying unaudited condensed consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company recognized revenues associated with ground lease reimbursements of $896,000 and $2.7 million for the three and nine months ended September 30, 2004, respectively, as compared to $1.1 million and $3.3 million for the three and nine months ended

September 30, 2003. Of the ground lease reimbursements, $15,200 and $71,000 for the three and nine months ended September 30, 2004, respectively, and $186,000 and $600,000 for the three and nine months ended September 30, 2003, respectively, are reflected as “Income from discontinued operations” in the Company’s Unaudited Condensed Consolidated Statements of Operations. Rent revenues and ground rent expense are recognized on a straight-line basis unless significant collection problems occur with the tenant, at which time rents are recognized on a cash basis. In addition, if the Company has collected no payments on a particular receivable for over five months, revenue is recorded on a cash basis. Once a tenant has been placed on cash basis accounting, it will remain on that basis until there have been several months of on-time payments received.

The Company periodically provides lease concessions such as remodeling grants or rent abatements, which are included in the straight-lining of revenue, to tenants in consideration for early renewal and restructure of existing leases or for other business reasons. Straight-line rent revenues for the three and nine months ended September 30, 2004 were $653,000 and $2.0 million, respectively, and for the three and nine months ended September 30, 2003 were $515,000 and $1.7 million, respectively. Of the straight-line rent revenue, $24,000 and $175,000 for the three and nine months ended September 30, 2003, respectively, are reflected as “Income from discontinued operations” in the Company’s Unaudited Condensed Consolidated Statements of Operations.

The Company recognizes contingent rent as revenue after the contractual sales targets are achieved. The Company recognized contingent rent revenues of $804,000 and $2.2 million for the three and nine months ended September 30, 2004, respectively, and $838,000 and $2.4 million for the three and nine months ended September 30, 2003, respectively. Of the 2003 contingent rent revenues, $74,000 and $120,000 for the three and nine months ended September 30, 2003, respectively, are reflected as “Income from discontinued operations” in the Company’s Unaudited Condensed Consolidated Statements of Operations.

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

The Company also acquires properties with the intention of reselling them rather than holding them as investment properties. Consequently, these properties are classified as held for sale at the date of acquisition and are not depreciated. In accordance with Statement of Financial Accounting Standards No 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations of properties held for sale are classified as income from discontinued operations in the Unaudited Condensed Consolidated Statements of Operations.

Derivative Financial Instruments

All derivative financial instruments are recognized as either assets or liabilities on the balance sheet at their fair values. Accounting for the changes in the fair value of the derivatives is dependent on the intended use of the derivatives and their resulting designations. If the derivative is designated as a fair-value hedge, the changes in the fair value of the derivative and the hedged item are recognized currently in earnings. If the derivative is designated as a cash flow hedge, changes in fair value of the derivative are recorded as “Other comprehensive income” and are recognized in the Unaudited Condensed Consolidated Statements of Operations when the hedged item affects earnings. The ineffective portion of a cash flow or fair value hedge is recognized in earnings. Changes in the fair value of a derivative that does not qualify as a hedge or is not designated as a hedge are recognized in earnings. As of September 30, 2004, all of the Company’s hedges are designated as cash flow hedges.

Concentration of Risk

The Company mitigates its concentration of risk by diversifying the number of restaurant concepts operating on its properties, with no one concept except Burger King® (16.2%) and Captain D’s® (11.9%) accounting for more than 10% of the total rental revenues earned from the Company’s properties. The properties are further diversified by the number of tenants, with no single tenant, except an owner of certain Captain D’s (11.7%), providing more than 10% of the total rental revenues earned. Geographically, the Company has properties located in 48 states, with no state except Texas (21.9%) accounting for more than 10% of the total rental revenues earned.

Income Taxes

Income tax expense of $16,000 and $384,000 for the three and nine months ended September 30, 2004, respectively, and $94,000 and $371,000 for the three and nine months ended September 30, 2003, respectively, was included as “General and administrative expenses” in the Unaudited Condensed Consolidated Statements of Operations. The Company has a deferred tax asset of approximately $102,000 and an estimated $1.8 million net operating loss carry-forward (“NOL”) that management believes will be utilized prior to its expiration. Income taxes primarily relate to operating income from the Company’s taxable REIT subsidiary.

Discussions with Internal Revenue Service

On April 8, 2004, the Company submitted a request to the Internal Revenue Service for a closing agreement with respect to a third party agreement entered into by the Company with one of its borrowers in 2000. Management believes, based on its understanding of the manner in which other REITs have resolved similar potential technical REIT compliance violations, it is likely that a closing agreement can be reached. Management cannot provide complete assurance that the Internal Revenue Service will agree to enter into such a closing agreement. However, the Company has received, through its tax advisor, execution documents for the closing agreement with the Internal Revenue Service. The Company expects to execute the documents shortly and return them for the Internal Revenue Service’s signature.

Equity-Based Compensation(1)

SFAS No. 148, “Accounting for Stock-Based Compensation -Transition and Disclosures,” amends SFAS No. 123, “Accounting for Stock-Based Compensation,” and provides new transition methods if an entity adopts the fair-value based method of valuing stock-based compensation as well as requiring additional disclosures in interim and annual financial statements. At this time, the Company intends to continue to utilize the intrinsic value model of accounting for options, which results in compensation costs equal to the excess of the fair value of the Company’s common stock at the measurement date above the stock options’ strike price. Pro-forma disclosures as if fair value had been used are as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Net income allocable to common stockholders, as reported	$1,814	$3,135	$7,996	$10,287
Stock-based compensation recognized	159	—	351	9

	1,973	3,135	8,347	10,296
Pro-forma stock-based compensation	(159)	(2)	(374)	(27)

Pro-forma net income allocable to common stockholders	$1,814	$3,133	$7,973	$10,269

Basic and diluted income per share:
As reported – basic and diluted	$0.08	$0.16	$0.35	$0.52
Pro-forma – basic	$0.08	$0.16	$0.35	$0.52
Pro-forma – diluted	$0.08	$0.16	$0.35	$0.51
Stock options:
Pro-forma estimated compensation value per options granted	$—	$2.06	$1.87	$2.10

(1)	During the three and nine months ended September 30, 2004, the Company granted zero and 12,287 shares, respectively, of restricted stock to the non-employee members of its Board of Directors. Compensation expense in the amount of $147,000 is included in the accompanying Unaudited Condensed Consolidated Financial Statements of Operations based on the fair market value of the stock at the dates of the grant of $15.73 and $17.21, per share for all shares vested through September 30, 2004. During the first quarter of 2004, the Company granted 15,000 shares of restricted stock to the chief executive officer which represent a value of $276,000 upon vesting. These shares are scheduled to vest on July 1, 2005.

2. Property

Acquisitions

During the quarter, the Company acquired 4 properties, of which 3 were designated as held for investment and 1 was designated as held for sale. During the corresponding prior year quarter, the Company acquired 9 properties, all of which were designated as held for investment. During the nine months ended September 30, 2004, the Company acquired 28 properties, of which 15 were designated as held for investment and 13 were designated as held for sale. During nine months ended September 30, 2003, the Company acquired 31 properties, all of which were designated as held for investment. Properties in the held for sale portfolio were purchased by the Company’s taxable REIT subsidiary (“TRS”). In accordance with SFAS No. 144, properties in the held for sale portfolio at September 30, 2004, were included in the Unaudited Condensed Consolidated Balance Sheets as “assets related to properties held for sale.” At September 30, 2004, assets related to properties held for sale included 8 properties, with land totaling $3.1 million and buildings and leasehold improvements totaling $3.7 million. The purchase price paid by the Company for investment properties purchased in 2004 and 2003 approximates fair value.

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Properties purchased (dollars in thousands)	Number Acquired	Purchase Price	Number Acquired	Purchase Price	Number Acquired	Purchase Price	Number Acquired	Purchase Price
Held for investment	3	$2,718	9	$8,755	15	$11,297	31	$21,553
Held for sale	1	829	—	—	13	10,699	—	—

Total	4	$3,547	9	$8,755	28	$21,996	31	$21,553

Dispositions

SFAS No. 144 requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold and held for sale, be classified separately in the Company’s Unaudited Condensed Consolidated Statements of Operations. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations” in the accompanying Unaudited Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003.

Results of discontinued operations relate to the sale, disposal or held for sale categorization of 9 and 41 properties during the three and nine months ended September 30, 2004, respectively, and 89 properties during 2003. During the three and nine months ended September 30, 2004, the cash proceeds from the sale of properties were $7.2 million and $21.6 million, respectively, net of closing costs. During the three and nine months ended September 30, 2003, the Company completed the sale or disposal of 25 and 62 properties, respectively, for cash proceeds of $14.1 million and $35.1 million, respectively, net of closing costs. The operating results of these properties as well as the net gain on disposal are included in the Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
Revenues	$238	$2,139	$1,344	$9,711
Depreciation and amortization	(11)	(753)	(145)	(1,839)
Impairment of long-lived assets	—	(1,081)	(71)	(3,198)
Other expenses	(57)	(911)	(784)	(5,880)

	170	(606)	344	(1,206)
Gain on sales of property	910	3,571	4,605	10,275
Gain on sale of property held for sale	595	—	756	—

Income from discontinued operations	$1,675	$2,965	$5,705	$9,069

Impairment

Management performs a review of the Company’s real estate related investments during each reporting period to determine if circumstances indicate that the carrying amount of an asset may not be recoverable. Impairment charges on assets sold or held for sale are presented as “Discontinued Operations” in the Company’s condensed consolidated statements of operations; otherwise, impairment charges are presented as an expense in the determination of operating income. Impairment charges are as follows:

	Three months ended September 30,				Nine months ended September 30,
	2004		2003		2004		2003
Properties impaired (dollars in thousands)	Number Impaired	Impairment	Number Impaired	Impairment	Number Impaired	Impairment	Number Impaired	Impairment
Impairment in continuing operations	2	$19	10	$444	16	$261	18	$674
Impairment in discontinued operations	—	—	8	1,081	3	71	25	3,198

Total	2	$19	18	$1,525	19	$332	43	$3,872

3. Revolving Credit Facility and Notes Payable

The Company’s debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2004	December 31, 2003
Revolving credit facility	October 2006	LIBOR + 3.0%	$7,500	$10,300

Notes payable
Senior unsecured notes, interest-only payable semiannually	May 2005	7.15%	111,000	111,000
Variable rate certificates, principal and interest payable monthly	August 2006	LIBOR + 0.48%	148,636	156,274
Term loan, interest-only payable monthly	November 2008	LIBOR + 3.5%	35,000	35,000
Term loan, principal and interest payable monthly	December 2011	LIBOR + 2.5%	11,492	12,000
Debt premium, net			190	422

Total notes payable			306,318	314,696

Mortgage note payable	June 2007	8.00%	881	910

Total debt			$314,699	$325,906

LIBOR as of September 30, 2004 and December 31, 2003 was 1.84% and 1.12%, respectively. As of September 30, 2004, funds available under the Company’s revolving credit facility were $46.9 million. As of November 3, 2004, funds available under the credit facility were $46.4 million.

In November 2004, the Company and the lender for the Revolver and the Term loan entered into an amendment (the “Amendment”) to the credit agreements effective September 30, 2004. The Amendment modifies the calculation of the Company’s distribution allowance to more appropriately reflect current and expected distributions levels as outlined in the revolving credit agreement and the term loan agreement for quarters ending September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005.

The Company is in compliance with all covenants associated with its debt and credit facilities at September 30, 2004.

On October 29, 2004, the Company signed a commitment letter for a bridge loan facility (the “Facility”) in the amount of $60 million. In the event of a delay or cancellation of the merger with CNL Restaurant Properties, Inc., the Facility would be used for the partial refinance of the Company’s existing senior unsecured notes, which become due and payable on May 1, 2005. The Facility would mature 12 months from the date of funding, carry an interest rate of LIBOR plus 3.5% and be secured by a negative pledge from the borrowing base entity. The Company paid a 1% up-front commitment fee of $600,000 which will be amortized over the 180-day commitment period.

Management believes that cash flow from operations, anticipated sales of properties, the $60 million bridge facility and the Company’s anticipated ability to obtain financing will provide the Company with the ability to repay or refinance the senior unsecured notes that mature in May 2005.

4. Derivative Instruments

The Company’s derivative instruments at September 30, 2004 are summarized as follows (in thousands):

	Settlement Period	Maturity	Notional Amount	Fixed Swap Rate Paid	Floor Rate	Cap Rate	Liability (Asset)
Type							Sept. 30, 2004	Dec. 31, 2003
Interest rate collar	Monthly	August 2005	$54,411	—	4.42%	6.00%	$943	$2,375
Interest rate swap	Monthly	June 2004	25,000	2.42%			—	153
Interest rate swap	Monthly	Sept. 2005	30,000	2.12%			(89)	35
Interest rate swap	Monthly	Sept. 2005	25,000	2.33%			(22)	108

							$832	$2,671

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. All of the Company’s derivative financial instruments are designated as cash flow hedges. The floating rate related to the interest rate collar and interest rate swaps is the one-month LIBOR rate.

5. Stockholders’ Equity and Minority Interests

Two stockholders of the Company (LSF3 Capital Investments I, LLC and LSFIII Capital Investments, L.P. (collectively, the “Lone Star Investors”)) owned approximately 9.9% of the outstanding Common Stock at December 31, 2003. On June 8, 2004, the Lone Star Investors completed the sale of 2,200,000 shares of the Company’s common stock. The Company received none of the proceeds from the sale of the common stock by the Lone Star Investors. As a result of the sale, Lone Star Investors’ ownership in the Company was reduced to less than 1.0%.

Series B and B-1 Preferred

On September 14, 2004, the investors in the Series B Cumulative Convertible Preferred Stock of U.S. Restaurant Properties, Inc. exercised their option to invest an additional $5 million in stated value 8% Series B-1 Convertible Preferred Stock (“Series B-1 Preferred”). The proceeds received by the Company, net of placement fees, was $4.7 million, exclusive of certain transaction costs, from the sale of 5,000 shares of the Series B-1 Preferred. The Series B-1 Preferred carries an 8% cumulative dividend and is convertible into common shares at a fixed conversion price of $17.46 per share, which represents a premium to the Company’s market price for its common stock at the date of issuance. The Series B-1 Preferred has a perpetual term but is redeemable after three years at stated value plus accrued and unpaid dividends, or in common stock based on a weighted-average conversion calculation. The Company also granted warrants to the investors to purchase 64,516 shares of Common Stock at an exercise price of $18.25 per share. The warrants have a seven-year term.

Management evaluated the Series B-1 Preferred for appropriate classification in the balance sheet. Management concluded that the Series B-1 Preferred is neither mandatorily redeemable, as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” nor does it embody an unconditional obligation to transfer equity shares of the Company. The Series B-1 Preferred does contain conditional obligations to redeem in cash or shares, but the conditions or events are not certain to occur at September 30, 2004. Accordingly, the Series B-1 Preferred does not fall under the scope of SFAS No. 150 at this time.

Since the Series B-1 Preferred is outside the scope of SFAS No. 150, management evaluated the requirements of EITF D-98, “Classification and Measurement of Preferred Securities,” to determine if the securities should be classified as permanent equity. As none of the redemption requirements of the securities are outside the control of the Company, management concluded that the Series B-1 Preferred should be classified as equity as of September 20, 2004.

Minority Interests

Minority interest activity for the nine months ended September 30, 2004 was as follows (in thousands):

Balance at January 1, 2004	$1,074

Distributions paid and accrued	(82)
Income allocated to minority interests	29

Balance at September 30, 2004	$1,021

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

Real Estate. Real estate activities are comprised of acquisitions, leasing, property management and related business objectives. The Company derives its revenues primarily from rental income received on its 767 restaurant and service station properties located throughout 48 states.

Retail. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise as well as food sales at restaurants operated by the Company. Retail operations are administered by Fuel Supply, Inc. (“FSI”), a wholly owned taxable REIT subsidiary of the Company. FSI operates certain of the Company’s non-leased properties on an interim basis and utilizes a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations. At September 30, 2004, FSI operated 2 service stations in Texas, 8 in Hawaii, 1 in Illinois and 1 in California. In addition to the service stations currently operated, during the 2004 second quarter FSI sold fuel through 13 other operators and sold fuel on a wholesale basis to 1 operator. FSI also operated 2 restaurants, one each located in Texas and Kansas, and one laundromat in Texas.

Intersegment Charges. Intersegment charges are eliminated in consolidation and include the costs of rent and interest. The Retail segment pays market rate rents to the Real Estate segment for lease of the properties that it operates. Interest is charged at an annual rate of 9.5% on inter-company balances and on a note issued by FSI on January 1, 2002 for the sale of the Company’s interest in the Hawaii fuel terminal to FSI. Inter-company balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations. Intersegment rent eliminated in consolidation was $303,000 and $880,000, respectively, for the three and nine months ended September 30, 2004 and $322,000 and $944,000, respectively, for the three and nine months ended September 30, 2003.

The following tables present the Company’s reportable amounts by segment as of and for the three and nine months ended September 30, 2004 and 2003 (in thousands):

Three Months Ended September 30, 2004	Real Estate	Retail	Eliminations	Consolidated
Rental income	$15,758	$67	$(303)	$15,522
Retail operations	—	15,918	—	15,918
Interest on real estate loans	482	8	(8)	482
Tenant expense reimbursements	1,086	—	—	1,086
Lease termination fees	100	—	—	100

Total revenues	17,426	15,993	(311)	33,108
Depreciation and amortization	(5,429)	(139)	—	(5,568)
General and administrative	(3,350)	(1,899)	—	(5,249)
Retail cost of sales	—	(13,238)	—	(13,238)
Interest expense	(4,582)	(91)	8	(4,665)
Other expenses, net	(1,358)	(714)	303	(1,769)

Income (loss) from continuing operations before discontinued operations	2,707	(88)	—	2,619
Income from discontinued operations	1,675	—	—	1,675

Net income (loss)	$4,382	$(88)	$—	$4,294

Three Months Ended September 30, 2003	Real Estate	Retail	Eliminations	Consolidated
Rental income	$14,812	$49	$(322)	$14,539
Retail operations	—	14,994	—	14,994
Interest on real estate loans	905	—	(326)	579
Tenant expense reimbursements	809	—	—	809
Lease termination fees	—	—	—	—

Total revenues	16,526	15,043	(648)	30,921
Depreciation and amortization	(5,000)	(88)	—	(5,088)
General and administrative	(1,430)	(1,214)	—	(2,644)
Retail cost of sales	—	(12,438)	—	(12,438)
Interest expense	(4,605)	(328)	326	(4,607)
Other expenses, net	(3,272)	(839)	322	(3,789)

Income from continuing operations before discontinued operations	2,219	136	—	2,355
Income (loss) from discontinued operations	3,038	(73)	—	2,965

Net income	$5,257	$63	$—	$5,320

Nine Months Ended September 30, 2004	Real Estate	Retail	Eliminations	Consolidated
Rental income	$47,579	$167	$(880)	$46,866
Retail operations	—	44,129	—	44,129
Interest on real estate loans	1,370	64	(64)	1,370
Tenant expense reimbursements	2,433	—	—	2,433
Lease termination fees	310	—	—	310

Total revenues	51,692	44,360	(944)	95,108
Depreciation and amortization	(16,235)	(372)	—	(16,607)
General and administrative	(7,557)	(4,643)	—	(12,200)
Retail cost of sales	—	(37,141)	—	(37,141)
Interest expense	(13,501)	(350)	64	(13,787)
Other expenses, net	(4,672)	(1,901)	880	(5,693)

Income (loss) from continuing operations before discontinued operations	9,727	(47)	—	9,680
Income (loss) from discontinued operations	5,836	(131)	—	5,705

Net income (loss)	$15,563	$(178)	$—	$15,385

Identifiable assets	$524,794	$10,694	$(2,532)	$532,956
Cash allocable to segments	1,366	605	—	1,971

Total assets	$526,160	$11,299	$(2,532)	$534,927

Nine Months Ended September 30, 2003	Real Estate	Retail	Eliminations	Consolidated
Rental income	$44,184	$188	$(944)	$43,428
Retail operations	—	40,127	—	40,127
Interest on real estate	3,386	—	(1,044)	2,342
Tenant expense reimbursements	2,611	—	—	2,611
Lease termination fees	997	—	—	997

Total revenues	51,178	40,315	(1,988)	89,505
Depreciation and amortization	(14,899)	(233)	—	(15,132)
General and administrative	(4,353)	(3,783)	—	(8,136)
Retail cost of sales	—	(33,644)	—	(33,644)
Interest expense	(15,649)	(1,055)	1,044	(15,660)
Other expenses, net	(8,446)	(2,231)	944	(9,733)

Income (loss) from continuing operations before discontinued operations and cumulative effect of change in accounting principle	7,831	(631)	—	7,200
Income (loss) from discontinued operations	9,650	(581)	—	9,069
Cumulative effect of change in accounting principle	(217)	(29)	—	(246)

Net income (loss)	$17,264	$(1,241)	$—	$16,023

Identifiable assets	$525,199	$13,078	$(11,046)	$527,231
Cash allocable to segments	3,349	1,299	—	4,648

Total assets	$528,548	$14,377	$(11,046)	$531,879

7. Change in Accounting Principle

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations.” This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recorded a cumulative effect of change in accounting principle of $270,000 on January 1, 2003. The retirement obligations recorded relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations. The Company recognized accretion expense for the properties with asset retirement obligations of $30,000 for the nine months ended September 30, 2004.

8. Commitments, Contingencies and Guarantees

Employment Agreement

The Company entered into an employment agreement with its chief executive officer as of July 1, 2003 for an initial term of two years. This agreement provides for a minimum salary of $250,000 per year, as well as a performance bonus of up to $100,000, which is payable based on the attainment of specific goals. The agreement also provides that 15,000 shares of restricted stock be granted to the chief executive officer by March 31, 2004. Such shares, which otherwise vest on July 1, 2005, will vest immediately if certain situations occur such as termination without cause or a change in control of the Company. The agreement extends for one-year periods from the initial expiration date and on each anniversary date thereafter, unless either party provides notice at least 60 days prior to the expiration date. If at any time the chief executive officer is terminated other than for cause, death or disability or as part of a change in control, he would be entitled to a severance payment equal to two times his annual salary at such time.

Severance Arrangements

The Company has entered into severance agreements with its chief operating officer and chief financial officer as of January 1, 2004. These agreements, which each have an initial term of five years, provide for severance payments if certain situations occur, such as termination without cause or a change in control of the Company. If a change in control of the Company occurs, each officer would be entitled to receive a payment equal to one-half of his or her annual salary at such time. In addition, if either officer were to be terminated following a change in control (other than for cause), he or she would be entitled to an additional payment equal to his or her annual salary at such time. If at any time, either officer is terminated other than for cause or as part of a change in control, he or she would be entitled to a severance payment equal to three-quarters of his or her annual salary at such time.

Commitments

On July 1, 2004, the Company entered into a three-year product sales contract (the “Contract”). Under the Contract, the Company committed to acquire a minimum of 17.5 million gallons of gasoline over the next three years to be sold at the Company’s Hawaii gas stations. The Contract secures a readily available supply of fuel at competitive market prices.

Guarantees

FASB Interpretation 45 requires disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and also requires liability recognition for guarantees. A guarantor is required to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation.

The Company’s guarantees in place at September 30, 2004 are listed in the table below. With respect to the guarantees on indebtedness, no triggering events or conditions have occurred that would require payment under the guarantees. Furthermore, management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore would not require the Company to provide additional collateral to support the guarantees.

	Guarantees
(in thousands)	September 30, 2004	Maximum Guaranteed Amount
Debtor
U.S. Restaurant Properties Operating, LP; USRP (PAC), LP; USRP (T&C), LP (1)	$56	$2,648
Letters of Credit (2)	—	918

Total Guarantees	$56	$3,566

(1)	A Settlement Agreement between Alon USA, L.P. (“Alon”) and the Company obligated USRP to potential future payments of property release prices, as defined, on former Alon properties, whether or not owned by the Company, that do not remain open and operating under the Fina® brand during the term of the Agreement through December 2008. Contracts for sales of any of these properties by USRP to third parties may contractually obligate the purchaser to maintain the Fina brand on the gasoline service stations, or pay the release price should a branding change be desired by the purchaser. In the event a new owner defaults on the agreement with USRP to continuously operate a store under the Fina brand, the Company would be responsible for payment of the release price to Alon.
(2)	The Company obtains irrevocable standby letters of credit to guarantee payment of specific financial obligations. As of September 30, 2004, the Company had three letters of credit which were collateralized with cash for FSI. Two of these secure payment to a gasoline provider and were renewed for a one-year period upon their expiration in April 2004, and one secures payment of excise taxes to the Internal Revenue Service and expires in December 2004. If the Company defaults on its financial obligations under the stipulations of the letters of credit, the Company would be required to pay up to the maximum guaranteed amount.

9. Related Party Transactions

In April, June and July 2004, the Company acquired the land, improvements and equipment for 21 Captain D’s restaurants from Shoney’s Inc. The total combined purchase price was approximately $17.5 million, of which 4 Captain D’s totaling $3.5 million were purchased in the three months ended September 30, 2004. The purchase price paid by the Company for the Captain D’s restaurants approximated fair value. The Company’s Chief Executive Officer and two other Company board members are on the board of directors for Shoney’s Inc.

10. Tenant and Other Matters

Franchisor/Tenant Bankruptcy

On August 3, 2004, one of the Company’s franchisor/tenants, Schlotzsky’s Corporation (“Schlotzsky’s”), filed for Chapter 11 bankruptcy protection. Schlotzsky’s Corporation leases 5 of the Company’s properties, which represent approximately 0.7% of the Company’s annualized base rent. Schlotzsky’s guarantees 13 of its franchisees’ leases to the Company, 4 of which are vacant, with monthly guaranteed rent representing approximately 0.5% of the Company’s annualized base rent. The Company’s primary recourse remains with each individual franchisee for any unpaid rent regardless of performance under Schlotzsky’s guarantee. As of September 30, 2004, the Company’s total unpaid rent related to the Schlotzsky’s bankruptcy was approximately $692,000 of which $473,000 relates to Schlotzsky’s guarantees of its franchisees’ leases. At this time, management estimates no loss to the Company as a result of the Schlotzsky’s bankruptcy.

Lyon’s of California

The Company had significant mortgage loans and notes receivable due from Lyon’s of California, Inc. (“Lyon’s”), which are secured by four Lyon’s restaurant properties. As a result of the 2001 bankruptcy filings of Lyon’s, interest income associated with these notes had not been recognized since September 2001. All of the notes are valued based on the estimated fair value of the collateral, as collateral disposal is one of the primary means through which the Company will collect on its outstanding balance. At September 30, 2004, the Company had a total $2.7 million of net mortgage loans and notes receivable due from Lyon’s. In April 2004, FSI entered into a management agreement with Lyon’s, whereby FSI would provide management oversight of the Lyon’s brand name and franchise system, and would provide the employees necessary to operate the four Lyon’s corporate-operated restaurants. Compensation under the agreement includes an annual management fee, a stipulated percentage of royalties collected from franchisees, as well as full reimbursement, including an administrative charge, for labor costs related to the employees supplied to the four corporate-operated restaurants. For the three and nine months ended September 30, 2004, payroll and administration fees for employees at the Lyon’s corporate owned stores were approximately $776,000 and $1.1 million, respectively, and were included as retail operations revenue in the Unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2004, management fees were approximately $31,000 and $52,000, respectively, and were included in retail operations revenue on the Unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2004, payroll expenses related to Lyon’s employees were approximately $761,000 and $1.0 million, respectively, and were included in general and administrative expense on the Unaudited Condensed Consolidated Statements of Operations.

Definitive Merger Agreement

On August 9, 2004, the Company entered into definitive agreements to merge with CNL Restaurant Properties, Inc. (“CNLRP”) and 18 CNL Income Funds. Pursuant to a merger agreement, CNL Restaurant Properties, Inc. will merge with and into the Company. Additionally, pursuant to merger agreements between each CNL Income Fund and the Company, each CNL Income Fund will merge with a separate wholly owned subsidiary of the Company’s operating partnership.

The new company, which will have approximately $2.7 billion in assets, will be traded on the NYSE and will operate under the CNL Restaurant Properties name upon completion of the mergers. The Company will have financial interests in approximately 3,000 properties in 49 states, which will include leading brands such as Applebee’s®, Arby’s®, Bennigan’s®, Burger King®, Golden Corral®, IHOP®, Jack in the Box®, KFC®, Pizza Hut®, TGI Friday’s® and Wendy’s®.

CNLRP shareholders will receive 0.7742 shares of the Company’s common stock and 0.16 shares of newly issued Company 7.5% Series C Redeemable Convertible Preferred Stock for each share of CNLRP common stock held. The 7.5% Series C Redeemable Convertible Preferred Stock has a conversion price of $19.50 per share and a liquidation value of $25.00 per share. Total consideration for the CNL Income Fund mergers, assuming all of the Funds participate, will be approximately $540.0 million, of which approximately $450.0 million will be cash, with the balance made up of newly issued Company Series A Convertible Preferred Stock.

The combined company’s main lines of business will include sale/leaseback financing, property management, lease and loan servicing, mergers and acquisitions advisory services, investment and merchant banking, restaurant real estate development, and trading restaurant properties in the growing IRS Code Section1031 exchange market. The combined company will also offer a broad array of complementary financial services such as portfolio lending and treasury and cash management.

The 18 CNL Income Funds specialize in owning triple-net lease restaurant properties. The CNL Income Funds, which were formed between 1986 and 1997, own approximately 500 triple-net lease restaurant properties, including restaurants operating under the Jack in the Box, Golden Corral, and Checkers Drive-In brands.

The transactions are subject to approval from the CNLRP stockholders, the Company stockholders and the limited partners of each of the 18 CNL Income Funds. The transactions are also subject to securing adequate financing and customary regulatory approvals.

11. Subsequent Events

Bridge Loan

On October 29, 2004, the Company signed a commitment letter for a bridge loan facility (the “Facility”) in the amount of $60 million. In the event of a delay or cancellation of the merger with CNL Restaurant Properties, Inc., the Facility would be used for the partial refinance of the Company’s existing senior unsecured notes, which become due and payable on May 1, 2005. The Facility would mature 12 months from the date of funding, carry an interest rate of LIBOR plus 3.5% and be secured by a negative pledge from the borrowing base entity. The Company paid a 1% up-front commitment fee of $600,000 which will be amortized over the 180-day commitment period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Risks Associated with Forward-Looking Statements included in this Form 10-Q

Certain statements contained in the Form 10-Q, including without limitation statements regarding the objectives of management for future operations and statements containing the words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect” and similar expressions, are forward-looking statements within the meaning of the federal securities laws. Such forward-looking statements are subject to known and unknown risks, uncertainties and assumptions which may cause the Company’s actual results, performance or achievements to differ materially from those anticipated or implied by the forward-looking statements. The Company disclaims any obligation to update any such statements or publicly announce any updates or revisions to any of the forward-looking statements contained herein to reflect any change in the Company’s expectation with regard thereto or any change in events, conditions, circumstances or assumptions underlying such statements. Reference is hereby made to the disclosures contained in the Company’s filings with the Securities and Exchange Commission, including, but not limited to, the disclosures under the headings “Risks Associated with Forward-Looking Statements included in this Form 10-Q” and “Factors Affecting the Company’s Business and Prospects” in “Item 1. Business” of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

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

RESULTS OF OPERATIONS - OVERVIEW

The Company’s results of operations are presented in two segments, real estate and retail. Properties in these combined segments are located in 48 states. Real estate revenue is derived primarily from the leasing of quick service and full service restaurant properties to operators on a “triple net” basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and ground rents, where applicable. Approximately 45.5% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a threshold amount. As a result, the Company’s rental income revenue is partly a function of the number of properties in operation and their level of sales, which have both increased in 2004. In addition, the Company’s retail operating revenue is derived primarily from fuel sales and service station properties operated by the Company. Sales at individual properties are influenced by, among other things, local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy. During 2004, the Company’s fuel margins declined. Primary reasons for the decline were price competition and record high fuel costs, made worse by time delays in passing all or part of the cost increases on to the consumer. This competition, along with uncertainties regarding future volatility in fuel prices, may create additional pricing challenges for management in its gas station portfolio. In addition, uncertainties related to the potential increase in the minimum wage could have an effect on profits related to stores that the Company operates in its TRS. During the 2004 second quarter, the Company also began acquiring properties with the intention of reselling them rather than holding them for investment properties. Consequently, these properties are classified as held for sale at the date of acquisition and are not depreciated. In accordance with SFAS No. 144, the operations of properties held for sale are classified as income from discontinued operations in the Unaudited Condensed Consolidated Statements of Operations.

The Company generated net income of $4.3 million and $15.4 million for the three and nine months ended September 30, 2004, respectively, as compared to $5.3 million and $16.0 million for the comparable periods in 2003. Net income decreased 19% for the three months ended September 30, 2004 as compared to the same quarter in 2003, and the nine months ended September 30, 2004 posted a 4% decrease in net income over the comparable period in 2003 as a result of several factors. The decline in net income during the three months ended September 30, 2004 was primarily due to a $2.0 million decrease in gains on sales of property as a result of 16 fewer dispositions and a $1.1 million increase in professional fees associated with a proposed merger with CNL Restaurant Properties, all of which are further described below. The decline in net income for the quarter was partially offset by a $1.2 million decrease in minority interests in earnings and a $425,000 decrease in impairment losses. The decline in net income during the nine months ended

September 30, 2004 as compared with the same period in 2003 was primarily due to a $4.9 million decrease in gains on sales of property as a result of 21 fewer dispositions, a $1.1 million increase in professional fees associated with a proposed merger with CNL Restaurant Properties and a $402,000 increase in professional fees related to implementation of the Sarbanes-Oxley Act initiatives. The decline in net income was partially offset by a $3.5 million decrease in minority interests in earnings and a $1.9 million decrease in interest expense.

The following discussion considers the specific impact of such factors on the results of operations of the Company.

The following selected financial statement information related to the Company’s continuing operations is provided to assist in the comparisons between periods for revenues and expenses.

	For the three months ended September 30,
Selected Financial Statement Amounts (in thousands)	2004	2003	Change
Lease termination fees	$100	$—	$100
Tenant expense reimbursements	1,086	809	277
Interest on real estate loans	482	579	(97)
Rental income	15,522	14,539	983
Retail operations	15,918	14,994	924

Total revenues	$33,108	$30,921	$2,187

Property costs	$1,525	$1,380	145
Depreciation and amortization	5,568	5,088	480
Impairment of long-lived assets	19	444	(425)
Provision for doubtful accounts	(8)	(137)	129
General administrative and legal expenses	5,483	3,549	1,934
Retail cost of sales	13,238	12,438	800

Total expenses	$25,825	$22,762	$3,063

	For the nine months ended September 30,
Selected Financial Statement Amounts (in thousands)	2004	2003	Change
Lease termination fees	$310	$997	$(687)
Tenant expense reimbursements	2,433	2,611	(178)
Interest on real estate loans	1,370	2,342	(972)
Rental income	46,866	43,428	3,438
Retail operations	44,129	40,127	4,002

Total revenues	$95,108	$89,505	$5,603

Property costs	$4,286	$4,313	$(27)
Depreciation and amortization	16,607	15,132	1,475
Impairment of long-lived assets	261	674	(413)
Provision for doubtful accounts	294	(307)	601
General administrative and legal expenses	13,044	9,676	3,368
Retail cost of sales	37,141	33,644	3,497

Total expenses	$71,633	$63,132	$8,501

Comparison of the three months ended September 30, 2004 to the three months ended September 30, 2003

Revenues

Revenues from real estate properties include rental income, tenant expense reimbursements, lease termination fees and other fees associated with lease events and interest on real estate loans. Revenues from retail operations are derived primarily from fuel sales and sales at properties operated by the Company, including restaurants, service stations, car washes and convenience stores. Retail operations revenues also include the reimbursement for Lyon’s payroll-related costs including a 2% administrative fee. For the three months ended September 30, 2004, total revenues increased 7.1% due primarily to the following:

•	a $1.0 million increase in rental income related to $1.5 million in rent received from 9 Shoney’s and 73 Captain D’s properties acquired since the third quarter of 2003, partly offset by a decrease in rental income of $314,000 due to the sale of FINA stores in 2003 and 2004;

•	a $924,000 increase in retail operations revenue attributable to:

•	a $267,000 increase in fuel revenues compared to the prior year third quarter resulting from higher average pump prices; and

•	a $776,000 increase related to payroll reimbursement from Lyon’s for employee related costs. In April 2004, the Company executed a management agreement with Lyon’s whereby the Company, for a specified fee, would provide management oversight of the operations of the Lyon’s’ brand name and four restaurants operated by Lyon’s. Under the agreement, the Lyon’s’ employees were placed on the Company’s payroll and are billed back to Lyon’s at cost plus a 2% administrative fee;

•	a $277,000 increase in tenant expense reimbursements on real estate leases; and

•	a $100,000 increase in lease termination fees due to the termination of one lease for which there was no corresponding terminations in the corresponding prior year quarter; offset partially by

•	a $97,000 decrease in interest on real estate loans due to the liquidation of two mortgage loans receivable during the fourth quarter of 2003.

Expenses

Expenses consist of real-estate related expenses such as ground rents, property taxes and depreciation on the Company’s real estate investments, as well as cost of sales for the retail segment, which include Lyon’s payroll expenses. Expenses from continuing operations increased $3.1 million, or 13.5%. These increases were attributable to the following:

•	a $1.9 million increase in general, administrative and legal expenses due primarily to:

•	a $1.1 million increase in professional fees associated with a proposed merger with CNL Restaurant Properties (“CNLRP”). On August 9, 2004, the Company entered into definitive agreements to merge with CNRLP and 18 CNL Income Funds. In accordance with Statement of Financial Accounting Standards No. 141, Business Combinations, only one company may capitalize merger-related costs. Since this transaction is deemed to be a reverse merger, USRP is required to expense its merger costs;

•	a $761,000 increase in salaries releated to Lyon’s employee costs; and

•	a $224,000 increase in professional fees related to implementation of the Sarbanes-Oxley Act initiatives;

•	a $800,000 increase in retail cost of sales, due mainly to a $1.0 million increase in the cost of fuel sold during the 2004 third quarter. The average cost of fuel sold by the Company increased by 49% in the 2004 third quarter compared to the corresponding quarter in the prior year;

•	a $480,000 increase in depreciation and amortization, which was due to sales and dispositions of properties with a lower basis being replaced with purchases of new properties with a higher basis; and

•	a $274,000 increase in provision for doubtful accounts and property costs, primarily due to:

•	a net recovery of doubtful accounts related to tenants in the 2003 third quarter; and

•	an increase in property taxes during the 2004 third quarter related to costs now absorbed by the Company because of a tenant bankruptcy and for which the Company will seek recovery through claims filed with the bankruptcy court.

These increases were partially offset by a $425,000 decrease in impairment of long-lived assets, which was due to the impairment of ten properties during the 2003 third quarter compared to two properties in the 2004 third quarter.

Gains on sales of property for the three months ended September 30, 2004 were $1.5 million resulting from the sale of 9 properties, compared to gains of $3.6 million for the prior year quarter from the sale of 25 properties. These gains are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” in accordance with the requirements of Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Minority interests in earnings decreased $1.2 million as a result of the November 2003 redemption of a preferred partnership interest in one of the Company’s operating subsidiaries.

Retail operations are administered by FSI, which, for federal income tax purposes, had incurred net operating losses (“NOLs”) since its inception. Management believes these NOLs, which are estimated to be $1.8 million, will be used to offset future taxable income of the Company. The Company has $102,000 of deferred tax assets as of September 30, 2004, which is included in prepaid expenses and other assets on the Unaudited Condensed Consolidated Balance Sheets.

Comparison of the nine months ended September 30, 2004 to the nine months ended September 30, 2003

Revenues

For the nine months ended September 30, 2004, revenues from continuing operations increased 6.3% due primarily to the following:

•	a $4.0 million increase in retail operations revenue attributable to the following:

•	a $3.1 million increase in fuel revenues compared to the prior year third quarter resulting from higher average pump prices; and

•	a $1.2 million increase related to payroll reimbursement from Lyon’s for employee related costs and management fees; partially offset by

•	a $300,000 decrease in merchandise and other revenue;

•	a $3.4 million increase in rental income due primarily to $4.5 million of rent received from 9 Shoney’s and 73 Captain D’s properties acquired since the third quarter of 2003, offset by a decrease in rental income of $1.5 million from the sale of FINA stores in 2003 and 2004;

•	a $1.0 million decrease in interest on real estate loans due to the liquidation of two mortgage loans receivable during the fourth quarter of 2003; and

•	a $687,000 decrease in lease termination fees due to termination fees earned on three tenant leases in the 2003 second and third quarters and the fees earned in connection with an early termination agreement entered into with respect to 51 Fina stations in the 2003 first quarter for which there were not corresponding terminations during the first nine months of 2004. As these properties are sold or otherwise disposed, the termination fee revenue is reclassified under the caption, “Income from discontinued operations,” in the Unaudited Condensed Consolidated Statements of Operations.

Expenses

Expenses consist of real-estate related expenses such as ground rents, property taxes and depreciation on real estate investments held by the Company, as well as cost of sales for the retail segment. Expenses from continuing operations increased $8.5 million or 13.5% and were attributable to the following:

•	a $3.5 million increase in retail cost of sales, due mainly to a $3.7 million increase in the cost of fuel sold during the nine months ended September 30, 2004. The average cost of fuel sold by the Company increased by 18% in the nine months ended September 30, 2004 compared to the corresponding nine months in the prior year. The increase in cost of fuel sold is offset by a decrease of approximately $200,000 in cost of merchandise sold;

•	a $3.4 million increase in general, administrative and legal expenses due primarily to:

•	a $402,000 increase in professional fees related to implementation of the Sarbanes-Oxley Act initiatives;

•	a $1.1 million increase in professional fees associated with a proposed merger with CNLRP;

•	a $1.0 million increase in salaries related to Lyon’s employee costs; and

•	an increase in personal property tax expense and various other expenses.

•	a $1.5 million increase in depreciation and amortization, which was due to sales and dispositions of properties with a lower basis being replaced with purchases of new properties with a higher basis; and

•	a $601,000 increase in provision for doubtful accounts primarily due to write-offs associated with the bankruptcy of a single tenant and to a net recovery of doubtful accounts related to two tenants in 2003.

The increases were partially offset by a $413,000 decrease in impairment of long-lived assets, which was due to the impairment of 18 properties during the nine months ended September 30, 2003 compared to 16 properties in the same period in 2004.

Gains on sales of property for the nine months ended September 30, 2004 were $5.4 million resulting from the sale of 41 properties, compared to gains of $10.3 million for the prior year quarter from the sale of 62 properties. These gains are reflected in the Company’s Unaudited Condensed Consolidated Statements of Operations as “Income from discontinued operations” in accordance with the requirements of SFAS No. 144.

Interest expense decreased $1.9 million or 12% due to a $7.1 million lower average balance of the Company’s outstanding line of credit, notes and mortgage payables and due to the replacement of senior unsecured notes, revolver and term loan with a new credit facility bearing a lower interest rate in November of 2003.

Minority interests in earnings decreased $3.5 million as a result of the November 2003 redemption of a preferred partnership interest in one of the Company’s operating subsidiaries.

Discontinued Operations

The following table presents supplemental information regarding the changes in the number of properties owned or operated by the Company during the relevant periods discussed below:

	Properties at Beginning of Period	Acquisitions	Dispositions	Properties At End of Period
Three months ended September 30, 2004	787	4	(9)	782
Nine months ended September 30, 2004	795	28	(41)	782
Three months ended September 30, 2003	801	9	(25)	785
Nine months ended September 30, 2003	816	31	(62)	785
Period from January 1, 2003 through September 30, 2004	816	96	(130)	782

In accordance with SFAS No. 144, discontinued operations are presented in the Company’s Unaudited Condensed Consolidated Statements of Operations as a separate line item after income from continuing operations. “Income from discontinued operations” represents, in part, the operations of properties sold or held for sale, as well as any gain or loss recognized on their disposition. The Company acquires certain properties with the intention of reselling them rather than holding them as investment properties. Consequently, these properties are classified as held for sale at the date of acquisition and are not depreciated. The operations of properties held for sale are recorded as “Income from discontinued operations.” For the three and nine months ended September 30, 2004, Income from discontinued operations includes 8 properties that were classified as held for sale as of September 30, 2004. Income from discontinued operations for the three and nine months ended September 30, 2004 also includes the operating results of the 9 and 41 properties, respectively, which were sold or otherwise disposed of during the first three quarters of 2004. “Income from discontinued operations” for the three and nine months ended September 30, 2003 includes the operating results for the same 9 and 41 properties, respectively, and also includes operating results for 89 properties sold during the year ended December 31, 2003, for a total of 130 properties as shown in the table above. No properties were classified as held for sale in 2003.

	Three months ended September 30,		Nine months ended September 30,
Discontinued Operations (in thousands)	2004	2003	2004	2003
Revenues	$238	$2,139	$1,344	$9,711
Depreciation and amortization	(11)	(753)	(145)	(1,839)
Impairment of long-lived assets	—	(1,081)	(71)	(3,198)
Other expenses	(57)	(911)	(784)	(5,880)

	170	(606)	344	(1,206)
Gain on sales of property held for investment	910	3,571	4,605	10,275
Gain on sales of property held for sale	595	—	756	—

Income from discontinued operations	$1,675	$2,965	$5,705	$9,069

LIQUIDITY AND CAPITAL RESOURCES

Summary of Sources and Uses of Cash

Nine Months Ended September 30, 2004 (in thousands)
Cash flows from operating activities	$30,499
Cash flows from investing activities	(6,778)
Cash flows from financing activities	(35,605)

Decrease in cash and cash equivalents	(11,884)
Cash and cash equivalents, beginning of period	13,855

Cash and cash equivalents, end of period	$1,971

Liquidity Requirements

The Company is organized to operate as an equity REIT to acquire, lease and manage properties and distribute to stockholders, in the form of cash distributions, a substantial portion of its net cash flow generated from its real estate and retail activities. Management intends to maintain appropriate levels of cash reserves for working capital based on its estimate of cash requirements. At September 30, 2004, the Company had cash and cash equivalents totaling $2.0 million and restricted cash and marketable securities totaling $6.5 million.

The Company’s primary requirements for cash during the remainder of 2004 are expected to be as follows: (1) debt service in the approximate amount of $6.4 million, which includes interest of $3.5 million; (2) anticipated property acquisitions and other investments of approximately $4.7 million; and (3) the payment of dividends of approximately $9.9 million. Cash requirements for capital expenditures are expected to be nominal for income-generating investments. Management expects to meet its short-term liquidity requirements consisting of normal recurring operating expenses, debt service requirements, property improvements and distributions to stockholders primarily through cash flows provided from real estate and retail operations, along with proceeds from sales of selected properties. To the extent the Company’s cash flow from real estate and retail operating activities is not sufficient to finance such short-term liquidity requirements, the Company may utilize its credit facility. At September 30, 2004, the funds available to the Company under its credit facility were $46.9 million. The Company’s long-term liquidity requirements at September 30, 2004, consist primarily of future debt maturities totaling approximately $193.4 million, which include maturities through December 2011 and leases totaling approximately $18.2 million which includes maturities up to 20 years. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings, other debt and equity financing alternatives, as well as cash proceeds from operations and from the sale of properties. The Company’s short-term liquidity requirements over the next year consist primarily of the maturity of the $111 million senior unsecured notes in May 2005 and payments on other long-term debt and leases. Management believes that cash flow from operations, anticipated sales of properties, the existing credit facility and a new senior forward bridge loan facility (the “Facility”), if needed, will provide the Company the ability to repay the senior unsecured notes. A commitment letter for the new Facility in the amount of $60 million was signed on October 29, 2004. In the event of a delay or cancellation of the merger with CNL Restaurant Properties, Inc., the Facility would be used for the partial refinance of the Company’s existing senior unsecured notes, which become due and payable on May 1, 2005. The Facility would mature 12 months from the date of funding, carry an interest rate of LIBOR plus 3.5% and be secured by a negative pledge from the borrowing base entity. The Company paid a 1% up-front commitment fee of $600,000 which will be amortized over the 180-day commitment period.

Management believes that cash flow from operations, along with the Company’s ability to raise additional equity, anticipated sales of properties, funds available under its $60 million line of credit and the Company’s anticipated ability to obtain financing will provide the Company with sufficient liquidity to meet its foreseeable capital needs. However, there can be no assurance that such additional financing will be available at the time the Company needs it or that the terms of anticipated financing will be as favorable to the Company as under the existing facilities.

A summary of the cash activities for the nine months ended September 30, 2004 follows.

Operating Activities

The principal sources of cash to meet working capital and dividend requirements were $98.4 million of rental revenue produced by the Company’s real estate properties and operating revenue collected from the Company’s retail segment. Cash receipts were offset by $67.9 million of operating cash outflows related to the real estate and retail segments, leaving net cash from operations of $30.5 million for the period.

Investing Activities

Cash generated in excess of operating and dividend payment requirements was generally used to acquire additional properties or to reduce amounts outstanding under the Company’s credit agreement.

The Company’s cash flows used in investing activities of $6.8 million were primarily attributable to the following:

•	$21.6 million of net proceeds from 41 property sales;

•	$2.4 million of proceeds from receipts on mortgage loans receivable;

•	$1.0 million of proceeds from receipts on notes receivable;

The cash flows from investing activities were offset by:

•	$11.8 million for the acquisition of investment properties;

•	$10.7 million for the acquisition of properties held for sale;

•	$5.3 million purchase of mortgage loans receivable;

•	$2.7 million increase in restricted cash and marketable securities primarily due to funds held in a 1031 exchange account; and

•	$1.2 million for the acquisition of machinery and equipment.

Financing Activities

The Company’s cash flows used in financing activities of $35.6 million were primarily attributable to $4.7 million in proceeds from issuance of Series B-1 preferred stock.

The cash flows from financing activities were offset by:

•	$22.3 million in Common Stock dividend distributions;

•	$8.2 million in payments on notes and mortgages resulting in an overall decrease in debt outstanding, primarily related to $7.9 million in payments on the variable rate certificates and $262,000 on the term loans;

•	$7.1 million in Series A and Series B preferred stock dividend distributions; and

•	$2.8 million in net payments under the Company’s line of credit.

Discussions with the Internal Revenue Service

On April 8, 2004, the Company submitted a request to the Internal Revenue Service for a closing agreement with respect to a third party agreement entered into by the Company with one of its borrowers in 2000. Management believes, based on its understanding of the manner in which other REITs have resolved similar potential technical REIT compliance violations, it is likely that a closing agreement can be reached. Management cannot provide complete assurance that the Internal Revenue Service will agree to enter into such a closing agreement. However, the Company has received, through its tax advisor, execution documents for the closing agreement with the Internal Revenue Service. The Company expects to execute the documents shortly and return them for the Internal Revenue Service’s signature.

Company Debt and Derivatives

The Company’s debt is summarized as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2004	December 31, 2003
Revolving credit facility	October 2006	LIBOR + 3.0%	$7,500	$10,300

Notes payable
Senior unsecured notes, interest-only payable semiannually	May 2005	7.15%	$111,000	$111,000
Variable rate certificates, principal and interest payable monthly	August 2006	LIBOR + .48%	148,636	156,274
Term loan, interest-only paid monthly	November 2008	LIBOR + 3.5%	35,000	35,000
Term loan, principal and interest payable monthly	December 2011	LIBOR + 2.5%	11,492	12,000
Debt premium, net			190	422

Total notes payable			306,318	314,696

Mortgage note payable	June 2007	8.00%	881	910

Total debt			$314,699	$325,906

As of September 30, 2004, funds available under the revolving credit facility were $46.9 million. As of November 3, 2004, funds available under the credit facility were $46.4 million.

The Company is subject to a number of financial debt covenants which management monitors on a regular basis. Failure to comply with these covenants could result in adverse consequences and could potentially affect the Company’s ability to pay dividends. The Company was in compliance with all covenants associated with its debt and credit facilities at September 30, 2004.

Management believes that cash flow from operations, anticipated sales of properties and the Company’s anticipated ability to obtain financing will provide the Company with the ability to repay or refinance the senior unsecured notes that mature in May 2005.

The Company’s derivative instruments are summarized as follows (in thousands):

Type	Settlement Period	Maturity	Notional Amount	Fixed Swap Rate Paid	Floor Rate	Cap Rate	Liability
							Sept. 30, 2004	Dec. 31, 2003
Interest rate collar	Monthly	August 2005	$54,411	—	4.42%	6.00%	$943	$2,375
Interest rate swap	Monthly	June 2004	25,000	2.42%			—	153
Interest rate swap	Monthly	Sept. 2005	30,000	2.12%			(89)	35
Interest rate swap	Monthly	Sept. 2005	25,000	2.33%			(22)	108

							$832	$2,671

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. All of the Company’s derivative financial instruments are designated as cash flow hedges. The floating rate related to the interest rate collar and interest rate swaps is the one-month LIBOR rate.

Contractual Obligations

Set forth below are the Company’s contractual obligations at September 30, 2004 (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit	$7,500	$—	$7,500	$—	$—
Long-term debt	306,128	121,046	140,498	36,399	8,185
Ground leases	18,174	4,629	7,291	3,462	2,792
Mortgage note payable	881	41	89	751	—

Total	$332,683	$125,716	$155,378	$40,612	$10,977

The Company’s significant cash requirements that are expected to be incurred, include interest on debt, dividends and purchase obligations such as audit and tax fees. The Company expects to pay interest of approximately $3.5 million during the remainder of the year, which includes interest on long-term debt and derivative costs. The Company expects to pay common and preferred dividends of approximately $9.9 million over the remainder of the year. The Company also expects to incur audit or audit and tax-related fees of approximately $200,000 over the remainder of the year.

Minimum future receipts at September 30, 2004 are as follows (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$770,720	$61,359	$117,628	$110,628	$481,105
Direct financing leases	1,164	128	179	179	678

Total	$771,884	$61,487	$117,807	$117,807	$481,783

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

The following table sets forth, for the three and nine months ended September 30, 2004 and 2003, the calculation of FFO.

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2004	2003	2004	2003
Net income allocable to common stockholders	$1,814	$3,135	$7,996	$10,287
Real estate depreciation and amortization:
Continuing operations	5,545	5,060	16,531	15,045
Discontinued operations	11	753	145	1,839
Gain on sale of property:
Discontinued operations (1)	(910)	(3,571)	(4,605)	(10,275)
Adjustments allocable to minority interests	(15)	(8)	(43)	(23)
Cumulative effect of change in accounting principle	—	—	—	270

FFO (Basic) (2)	6,445	5,369	20,024	17,143
Income allocable to minority interest	7	—	29	—
Adjustments allocable to minority interests	15	8	43	23

FFO (Diluted) (2)	$6,467	$5,377	$20,096	$17,166

(1)	Beginning in the second quarter of 2004 the Company began a program of purchasing real estate with the intent of re-sale. Gains on sale associated with this program totaling approximately $595,000 and $756,000 for the three and nine months ended September 30, 2004, respectively, have not been excluded from the calculation of FFO as these gains represent the principal activity of this program.
(2)	Through of September 30, 2004 the Company had expensed $1.1 million of one-time costs related to the definitive agreements to merge with CNL Restaurant Properties, Inc. In accordance with SFAS No. 141, only the acquiring entity may capitalize merger-related costs. Since this transaction is a reverse merger for accounting purposes, CNL Restaurant Properties, Inc. is deemed to be the acquiring entity. Therefore, USRP is required to expense its merger-related costs which are included in the calculation of FFO.

Significant Tenant Negotiations and Other Matters

Tenants

Schlotzsky’s

On August 3, 2004, one of the Company’s franchisor/tenants, Schlotzsky’s Corporation (“Schlotzsky’s”), filed for Chapter 11 bankruptcy protection. Schlotzsky’s Corporation leases 5 of the Company’s properties, which represent approximately 0.7% of the Company’s annualized base rent. Schlotzsky’s guarantees 13 of its franchisees’ leases to the Company, 4 of which are vacant, with monthly guaranteed rent representing approximately 0.5% of the Company’s annualized base rent. The Company’s primary recourse remains with each individual franchisee for any unpaid rent regardless of performance under Schlotzsky’s guarantee. As of September 30, 2004, the Company’s total unpaid rent related to the Schlotzsky’s bankruptcy was approximately $692,000 of which $473,000 relates to Schlotzsky’s guarantees of its franchisees’ leases. At this time, management estimates no loss to the Company as a result of the Schlotzsky’s bankruptcy.

Other Matters

Lyon’s of California

The Company had significant mortgage loans and notes receivable due from Lyon’s of California, Inc. (“Lyon’s”), which are secured by certain Lyon’s restaurant properties. As a result of the 2001 bankruptcy filings of Lyon’s, interest income associated with these notes had not been recognized since September 2001. All of the notes are valued based on the estimated fair value of the collateral, as collateral disposal is the primary means through which the Company will collect proceeds. At September 30, 2004, the Company had $2.7 million of net mortgage loans and notes receivable due from Lyon’s.

In April 2004, FSI entered into a management agreement with Lyon’s, whereby FSI would provide management oversight of the Lyon’s brand name and franchise system, and would provide the employees necessary to operate the four Lyon’s corporate-operated restaurants. Compensation under the agreement includes an annual management fee, a stipulated percentage of royalties collected from franchisees, as well as full reimbursement, including an administrative charge, for labor costs related to the employees supplied to the four corporate-operated restaurants. For the three and nine months ended September 30, 2004, payroll administration fees which are reimbursements for payroll expense for employees at the Lyon’s corporate owned stores were approximately $776,000 and $1.1 million, respectively, and were included as retail operations revenue in the Unaudited Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2004, management fees were approximately $31,000 and $52,000, respectively, and were included in retail operations revenue on the Unaudited Condensed Consolidated Statements of Operations.

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

Market Risk on Investments

The fair value of the Company’s investments would be negatively affected by an increase in interest rates as the majority of the investments are interest-bearing, and therefore subject to the market risk of loss from a increase in interest rates which could impact future earnings and cash flows. All other things being equal, the fair market value of the Company’s investment portfolio will decrease as interest rates increase and will increase as interest rates decrease. However, the Company’s investment portfolio of $316,000 is relatively small, and changes in value relating to market risks would not significantly impact the Company’s operations. The Company also had investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

Market Risk on Variable Rate Debt

The Company’s interest rate risk is sensitive to interest rate changes on its variable rate debt. The Company had total outstanding debt of $314.7 million at September 30, 2004, of which approximately $202.6 million was variable rate debt. Of this amount, $93.2 million, or 46% was unhedged. All other things being equal, the interest expense on the Company’s unhedged variable rate debt will decrease as interest rates decline and will increase as rates rise. This exposure to interest rate risk is generally managed using derivative financial instruments such as interest rate swaps in conjunction with a portion of the Company’s variable rate debt to mitigate the interest rate risk on an associated financial instrument or to lock in an interest rate on its variable rate debt under its Revolving Credit Facility with Bank of America and its Triple Net Lease Mortgage Certificates. As it relates to unhedged variable rate debt, if market interest rates average 1% more than in 2003, the impact related to additional annual interest expense would decrease net income and cash flows by $1.0 million for 2004. This amount was determined by calculating the effect of a hypothetical interest rate on the Company’s unhedged variable rate debt. This sensitivity analysis assumes that there are no changes in the Company’s financial structure. Management believes the fair value of its variable rate debt equals its carrying value as of September 30, 2004.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate debt is also subject to market risk. Fixed rate debt outstanding at September 30, 2004 was $111.9 million with a weighted average interest rate of 7.2%. All other things being equal, the fair market value of the Company’s fixed interest rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes payable and the mortgage note payable totaling $111.9 million at September 30, 2004 had a fair value of $113.6 million based on interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

Item 4. Controls and Procedures

As of September 30, 2004, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(d)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no changes during the last quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

During the nine months ended September 30, 2004, there were no changes to the internal controls over financial reporting of the Company identified in connection with the Company’s evaluation or otherwise that has materially affected, or is reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Section 404 of the Sarbanes Oxley Act of 2002 requires companies to do a comprehensive evaluation of their internal controls over financial reporting. Beginning with our fiscal year ending December 31, 2004, we must include in our annual report our assessment of the effectiveness of our internal controls over financial reporting, along with an attestation from our external auditors regarding our assessment. We have been working on an evaluation of our internal controls pursuant to an internal plan of action that calls for completion before the end of our fiscal year. However, it is difficult for us to predict how long it will actually take to complete the evaluation, including the final assessment of the significance of any control deficiencies that may be found. If we fail to complete the evaluation on time, or if our external auditors cannot attest to our assessment, we could be subject to regulatory scrutiny and a loss of public confidence in our internal controls, which could have an adverse effect on our stock price. If we are unable to timely satisfy new regulatory requirements relating to internal controls, our stock price could suffer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

U.S. Restaurant Properties, Inc.

Dated: November 9, 2004	By:	/s/ Stacy M. Riffe
Stacy M. Riffe
Chief Financial Officer

Index to Exhibits

Exhibit Number	Description
31.1	Section 302 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002

31.2	Section 302 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002

32.1	Section 906 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002

32.2	Section 906 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002