Form 10-K
period 2004-12-31
U S RESTAURANT PROPERTIES INC
filed 2005-02-24
CIK 1032462

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

The aggregate market value of the common stock on February 18, 2005, held by non-affiliates of the registrant, based on the closing price of $16.93 per share on February 18, 2005 on the New York Stock Exchange, was approximately $372,872,618. (For purposes of determination of this amount, only directors, executive officers, and 10% or greater stockholders have been deemed affiliates.)

As of December 31, 2004, U.S. Restaurant Properties, Inc. had 22,584,639 shares of common stock $0.001 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

U.S. Restaurant Properties, Inc.

Risks Associated with Forward-Looking Statements included in this Form 10-K

Management has made statements in this annual report on Form 10-K that are “forward-looking” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, in that they do not discuss historical facts but instead note future expectations, projections, intentions or other items relating to the future. These statements can be identified by the use of forward-looking terminology such as the words “may,” “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate” or similar expressions. Forward-looking statements are subject to known and unknown risks, uncertainties, assumptions and other facts that may cause the Company’s actual results or performance to differ materially from those contemplated by the forward-looking statements. Many of those factors are noted in conjunction with the forward-looking statements in the text. Other important factors that could cause actual results to differ materially include:

•	If there is a prolonged economic downturn, any corresponding decrease in disposable income could result in consumers being less willing to eat out. This could adversely affect the Company’s financial condition and results of operations. The Company’s financial condition and results of operations could also be adversely affected if tenants are unable to make lease payments or fail to renew their leases.

•	Management’s inability to make acquisitions due to limited access to financing and a shortage of quality acquisition targets could result in decreased market penetration, adverse effects on results of operations and other adverse results.

•	Changes in the popularity and performance of significant restaurant brands, or the failure of large chains of restaurants, could adversely affect the Company’s results of operations.

•	The Company competes with a number of other real estate companies, some of which have greater financial resources than the Company. Among other things, the Company competes with these companies for property acquisitions.

•	Changes in real estate and zoning laws, government regulations, tax rates, environmental uncertainties, natural disasters and similar matters could adversely affect the Company’s financial condition and results of operations.

•	The Company’s cost of capital depends on many factors, some of which are beyond management’s control, including interest rates, business prospects and general economic conditions.

•	Although management believes that the Company has been operating in conformity with the requirements for qualification as a REIT under the Internal Revenue Code, there can be no assurance that the Company will continue to qualify as a REIT. The Company’s failure to remain qualified as a REIT could have a material adverse effect on its performance.

•	Other risks and factors that could cause actual results to differ materially from that projected are discussed in “Item 1. Business – Factors Affecting the Company’s Business and Prospects” section of this Form 10-K.

PART I

Item 1.	Business.

General

U.S. Restaurant Properties, Inc. (“USRP” or the “Company”), through its subsidiaries, including Fuel Supply, Inc. (“FSI”), is a fully integrated, self-administered real estate investment trust (“REIT”). The Company acquires, owns and leases restaurant, service station and other service retail properties. Additionally, the Company, from time to time, makes opportunistic investments in mortgage notes, secured by restaurant or service station and convenience store properties (“C&Gs”) which provide attractive risk-adjusted rates of return. Also, beginning in 2001, the Company established FSI to continue operating various retail businesses on its properties in order to transition the operations from one tenant to another. At December 31, 2004, the Company’s portfolio consisted of 766 properties (the “Properties”) located in 48 states and leased to approximately 250 tenants. In addition, the Company owned eight billboard properties, one office building and one-half interest in a fuel terminal facility, which the Company began utilizing in 2002 to store fuel sold at its Hawaii service stations. Substantially all of the Properties are leased by the Company on a triple net basis primarily to operators of quick-service and full-service dining chain restaurants affiliated with national and regional brands such as Applebee’s, Arby’s®, Burger King®, Captain D’s®, Chili’s®, Dairy Queen®, Grandy’s®, Hardee’s®, Pizza Hut®, Popeyes®, Shoney’s®, Schlotzsky’s® and Taco Cabana® and gasoline service station operators affiliated with brands such as Exxon/Mobil®, Phillips 66® and Shell®. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance and maintenance.

The Company is a Maryland corporation that has elected to be taxed as a REIT for federal income tax purposes for each calendar year commencing with its taxable year ended December 31, 1997. Certain of the Company’s wholly-owned subsidiaries have elected to be treated as taxable REIT subsidiaries (“TRS”) which are subject to taxation at regular C Corporation rates. Both the Common Stock, par value $0.001 per share (“Common Stock”), and the $1.93 Series A Cumulative Convertible Preferred Stock, par value $0.001 per share (“Preferred Stock”), of the Company are traded on the New York Stock Exchange under the symbols “USV” and “USV_pa”, respectively. The principal executive offices of the Company are located at 12240 Inwood Road, Suite 300, Dallas, Texas 75244. The telephone number is (972) 387-1487. The Company’s website address is www.usrp.com. You may obtain copies of SEC filings free of charge on our website.

History and Structure of the Company

The Company’s predecessors, U.S. Restaurant Properties Master L.P. (“USRP Master L.P.”), and U.S. Restaurant Properties Operating L.P. (the “Operating Partnership” or “OP”) were formed in 1985 by Burger King Corporation (“BKC”) and QSV Properties, Inc. (“QSV”), both of which were at the time wholly-owned subsidiaries of The Pillsbury Company.

From April 1995, when QSV began implementing a new growth strategy, through December 2004, the Company increased the number of Properties owned or managed from 123 to 766, net of dispositions. On October 15, 1997, the Company effected the conversion of USRP Master L.P. into a self-administered REIT. On October 16, 1997, the Company’s Common Stock commenced trading on the NYSE under the symbol “USV”. In connection with the conversion, QSV withdrew as general partner of USRP Master L.P. and the Operating Partnership, effective October 15, 1997, and USRP Managing, Inc., a wholly-owned subsidiary of the Company, was substituted as the general partner of the Operating Partnership.

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

Merger Agreement

On August 9, 2004, the Company entered into definitive agreements to merge (the “Merger”) with CNL Restaurant Properties, Inc. (“CNLRP”) and 18 CNL Income Funds (“Income Funds”). Pursuant to a merger agreement, CNLRP will merge with and into the Company. Additionally, pursuant to merger agreements between each Income Fund and the Company, each Income Fund will merge with a separate wholly-owned subsidiary of the Company’s Operating Partnership. This transaction is a reverse acquisition for accounting purposes, and accordingly while the Company will remain the legal registrant, CNL will be the surviving entity. Accordingly, the management of CNL, not the Company, will manage the new company.

Upon consummation of the Merger, the new company, which will have approximately $2.7 billion in assets, will be traded on the NYSE. The new company will have financial interests in approximately 3,000 properties in 49 states, which would include leading brands such as Applebee’s®, Arby’s®, Bennigan’s®, Burger King®, Golden Corral®, IHOP®, Jack in the Box®, KFC®, Pizza Hut®, TGI Friday’s® and Wendy’s®.

CNLRP shareholders will receive 0.7742 shares of the Company’s common stock and 0.16 shares of newly issued Company 7.5% Series C Redeemable Convertible Preferred Stock for each share of CNLRP common stock held. The 7.5% Series C Redeemable

Convertible Preferred Stock has a conversion price of $19.50 per share and a liquidation value of $25.00 per share. Total consideration for the Income Fund mergers, assuming all of the Income Funds participate, will be approximately $540.0 million, of which approximately $450.0 million will be cash, with the balance made up of newly issued Company Series A Convertible Preferred Stock.

If consummated, the combined company’s main lines of business would include sale/leaseback financing, property management, lease and loan servicing, mergers and acquisitions advisory services, investment and merchant banking, restaurant real estate development, and trading restaurant properties in the growing Internal Revenue Service Code Section 1031 exchange market. The combined company would also offer a broad array of complementary financial services such as portfolio lending and treasury and cash management.

The transactions are subject to approval from the CNLRP stockholders, the Company’s stockholders and the limited partners of each of the 18 CNL Income Funds. The transactions are also subject to securing adequate financing and customary regulatory approvals.

In connection with the anticipated Merger, on September 20, 2004, the Company filed a registration statement to register the following:

•	an indeterminate number of common shares as may be required for issuance upon conversion of the preferred stock being registered. The proposed maximum aggregate offering price of the common stock was approximately $350 million;

•	Series A Cumulative Convertible Preferred stock with a proposed maximum offering price of approximately $1.4 million;

•	7.5% Series C Redeemable Convertible Preferred Stock with a proposed maximum offering price of approximately $119.4 million; and

•	an indeterminate number of common shares as may be required for issuance to CNLRP shareholders upon completion of the Merger.

The registration statement was declared effective December 30, 2004. The Shareholder vote is scheduled to occur on February 24, 2005, and if approved, the merger is anticipated to occur on February 25, 2005.

Company Strategies

The Company’s core business is acquiring and owning restaurant properties that are leased to multi-unit operators on a triple-net basis. The Company’s objective is to become the premier restaurant property REIT. Management believes that its pending merger with CNLRP and the Income Funds supports this objective. Aside from the merger transaction, management has implemented and continues to refine the Company’s operating strategies. Specifically, the Company plans to continue to grow through its acquisition strategy, targeting both small groups of properties and consolidated property portfolios such as the “merchant banking” approach discussed under “Acquisition Strategy” below, and to continue to strengthen the quality of its current portfolio using a proactive approach to asset management.

In connection with the strategic focus on the Company’s core business, management expects to strengthen returns to stockholders by:

•	Continuing to Diversify the Company’s Restaurant Portfolio. Management has increased the Company’s ownership of properties affiliated with brands such as Shoney’s and Captain D’s, which has further diversified brands and tenants. Management’s goal is to continue to acquire restaurants associated with growing brand names. At December 31, 2004, the Company’s 684 restaurant properties were associated with 81 brands, and only two brands, Burger King (15.1%) and Captain D’s (12.7%), accounted for more than 10% of the Company’s gross annualized base rent (i.e. the contractual annual rent of Properties owned at December 31, 2004).

•	Strengthening the Tenant Profiles of the Company’s Convenience Store and Gas Stations (“C&Gs”). As a result of strategic acquisitions, selective dispositions and aggressive re-tenanting undertaken since the Company’s new management team assumed responsibility in the middle of 2001, the C&Gs are now leased to a larger number of tenants with a reduced concentration of ownership. These new tenants generally have capital structures that are comparable to or stronger than previous tenants.

•	Addressing Underperforming Tenants. During the past several years, a few of the Company’s large lessees have filed petitions for bankruptcy or were underperforming. Management quickly developed strategies for addressing these problems, including sales of properties, re-tenanting properties and creating FSI to manage operations on an interim basis. As a result of implementing these strategies, management has resolved a number of these issues. Management continues to address tenant issues as they arise, and has provided accounting reserves, where appropriate.

•	Improving Capital Structure. Since December 31, 2002, management has reduced the Company’s total indebtedness, including minority interest, by $92.5 million. At December 31, 2004, total indebtedness and minority interest was $313.7 million, which represented approximately 36.9% of the Company’s total capitalization (the number of shares of common stock outstanding multiplied by the market price per share, plus debt, the number of shares of Series A convertible preferred stock multiplied by the market price per share, Series B convertible preferred stock at liquidation value and minority interest). Additionally, indebtedness and minority interest plus Series A convertible preferred stock at market value and Series B preferred stock at liquidation value were $441.9 million, representing 52.0% of the Company’s total capitalization. In July 2003, the Company paid off $47.5 million of notes payable to reduce the Company’s leverage, and in November 2003, the Company redeemed $52.8 million in minority interest of the operating partnership. In November 2003, the Company also increased its borrowing capacity under its revolving credit facility to

$60.0 million, subject to a borrowing base calculation. The new $60.0 million revolving credit facility replaced the previous revolving credit facility, which was originally scheduled to mature on May 31, 2004. On October 29, 2004, the Company signed a commitment letter for a bridge loan facility (the “Bridge Facility”) in the amount of $60.0 million. In the event of a delay or cancellation of the merger with CNLRP and Income Funds, the Bridge Facility would be used for the refinance of the Company’s existing senior unsecured notes, which become due and payable on May 1, 2005. The Bridge Facility would mature 12 months from the date of funding, carry an interest rate of LIBOR plus 3.5% and be secured by a negative pledge from the borrowing base entity. The Company paid a 1% up-front commitment fee of $600,000 for the Bridge Facility which is being amortized over the 180-day commitment period.

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

Acquisition Strategy

The Company’s acquisition strategy is multi-faceted. In addition to acquiring single properties or small portfolios, management also seeks “merchant banking” purchases. These merchant banking purchases are characterized by large consolidated property portfolios or entire businesses with high concentrations of real estate. The acquired assets are then separated into parts with the real estate being retained and leased to independent third party operators who operate restaurants primarily under national and regional brands. The Company has also entered into a merger agreement with CNLRP and the Income Funds which, if consummated, would increase the Company’s portfolio of properties from 766 to over 1,900. Management intends to maintain brand diversity within the portfolio, with the objective of no single restaurant brand exceeding approximately 10% of the Company’s gross annualized base rent (Burger King constituted 15.1% and Captain D’s constituted 12.7% at December 31, 2004). In addition to restaurant properties, management also considers, from time to time, the acquisition of additional C&G properties and co-branded properties that include a C&G and a restaurant associated with a national or regional brand.

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

Critical evaluation of prospective property acquisitions is an essential component of the Company’s acquisition strategy. When evaluating acquisition opportunities, management assesses a full range of matters relating to the properties, including the following:

•	Major Restaurant Brands with Strong Historical Sales Performance. Management intends to continue to acquire properties operated by competent, financially-stable multi-unit restaurant operators, whose properties are affiliated with major national and regional brands such as: Applebee’s, Arby’s, Captain D’s, Chili’s, Dairy Queen, Hardee’s, Pizza Hut, Popeyes, Shoney’s and Taco Cabana and gasoline service station operators affiliated with brands such as Exxon/Mobil, Phillips 66 and Shell. Management believes that successful restaurants operated under these types of brands will continue to offer stable, consistent income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company’s strategy will continue to focus primarily on the acquisition of existing chain restaurant properties that have a history of profitable operations. Management believes that, generally, acquiring existing restaurant properties rather than acquiring newly-constructed restaurants provides a higher risk-adjusted rate of return to the Company.

•	Properties Subject to Long-Term Leases. Management has historically acquired, and intends to continue to acquire, properties subject to long-term leases. The average remaining lease term for the Company’s properties is 11.1 years, excluding renewal options. Management believes that having long-term leases in place minimizes the risks associated with trying to lease the property, including the uncertainty as to lease rate and tenant continuity.

•	Real Estate Quality and Building Infrastructure. Management considers the condition of the buildings located on the property the Company is planning to acquire, the location of the property, the size of the buildings located thereon and their ability to be easily converted to another use. Management focuses on properties which have buildings that can be readily adapted for an alternate brand or purpose.

•	Quality of the Tenant. Management considers each tenant’s credit quality and ability to make rental payments in a timely fashion. Management also considers the tenant’s reputation as a successful operator.

Investments in Shoney’s, Inc (“Shoney’s”)—On April 10, 2002, through a series of transactions, SCD Holdings, Inc., a joint venture between the Company and affiliates of the Lone Star investors, which at the time owned 19% of the Company’s Common Stock, acquired Shoney’s, Inc. and its then wholly-owned subsidiary, Captain D’s, LLC. An affiliate of the Lone Star Investors became a 92.5% owner of SCD Holdings and the Operating Partnership became a 7.5% owner of SCD Holdings. In December 2002, the Company contributed an additional $0.9 million in capital in order to preserve the Company’s 7.5% stake. On October 6, 2003, management sold the Company’s equity interest in SCD Holdings to the other shareholder. Net proceeds to the Company were $4.5 million, resulting in a gain of $2.1 million.

Management established a special committee of the Company’s board of directors, consisting of Messrs. G. Steven Dawson, John C. Deterding and James H. Kropp, to approve any acquisitions of Shoney’s or Captain D’s properties because of the potential conflict of interest the Company had by virtue of the fact that an affiliate of the Lone Star Funds owns 100% of the parent company of Shoney’s. In November 2004, Captain D’s LLC was sold to an unrelated third party. Additionally, from May 2002 through September 2004, Mr. Robert J. Stetson, the Company’s chief executive officer, was a member of the board of directors of Shoney’s. Mr. David M. West, the Company’s chairman, and Mr. Len W. Allen, Jr., another of the Company’s directors, are members of the board of directors of Shoney’s, Inc. and were on the board of managers of Captain D’s, LLC until its sale in November 2004. The special committee, which has approved the acquisition transactions for all properties acquired from Shoney’s and Captain D’s, evaluates the procedure used by management to identify and value the properties to be acquired and ultimately approves the aggregate purchase price to be paid by the Company. No member of the special committee has any affiliation with the Lone Star Investors, Shoney’s or Captain D’s. The Lone Star Funds currently own less than 1% of the Company’s common stock.

Recent Acquisitions. During 2004, the Company acquired 31 properties, of which 13 were designated as held for investment and 18 were designated as held for sale. The Company paid $25.4 million in cash for the acquisition of the 31 properties excluding leasehold improvements and machinery and equipment on the Company’s properties during 2004 of $1.8 million. Included in such acquisitions were purchase transactions totaling approximately $19.9 million in which 21 Captain D’s and two Shoney’s properties were acquired. Properties in the held for sale portfolio were purchased by a taxable REIT subsidiary (“TRS”). In accordance with SFAS No. 144, properties in the held for sale portfolio at December 31, 2004, were included in the Consolidated Balance Sheets as “Assets related to property held for sale, net.”

Disposition Strategies. During 2004, the Company disposed of 61 properties for cash proceeds of $32.0 million, net of closing costs, and recognized a net gain on property sales of $7.7 million. On selective dispositions, the Company uses Internal Revenue Service Code Section 1031 Tax Free Exchanges to defer significant tax gains. As part of the Company’s strategic focus on its core business, management intends to continue to make strategic dispositions of certain restaurant and C&G properties.

Operating Strategy

Two significant risks in the chain restaurant property business are: (1) lease default losses and (2) non-renewal of leases with accompanying declines in rent upon re-leasing. The following operating strategies are designed to enhance the predictability and sustainability of the Company’s cash flow and minimize these risks:

•	Rent Payment Protection. The Company protects against loss of rent payment by employing underwriting standards such as rent-to-sales coverage ratio analysis and by including terms and conditions in the Company’s leases, which discourage non-payment. These terms and conditions include master leases covering multi-unit operations, cross default provisions on other properties, the Company’s access to restaurant equipment under certain circumstances and letter of credit and/or personal guaranty requirements.

•	Lease Renewal. Management aggressively pursues lease renewals to take advantage of the need by tenants for stability and continuity. Management believes that the location of a restaurant is a critical factor in a restaurant’s success. Tenants, in most cases, would experience a loss in the profitability of a restaurant and incur difficulty and cost in moving the restaurant in the event of non-renewal of the lease. As a result, management believes renewal of the lease, on terms equal to or better than the existing terms, is more likely to occur than having the tenant vacate the space.

•	Diversification. Management believes the Company’s cash flow is further protected through the diversification of properties by location and brand affiliation and the large number of operators leasing the Company’s properties. The Company’s properties are diversified geographically in 48 states, with no state except Texas (25.0%) accounting for greater than 10% of gross annualized base rent, which is based on the contractual annual rent of Properties owned at December 31, 2004. Management believes the geographic diversity provides protection from downturns in local and regional economies. Since the Company’s inception in its current form in May 1994, the number of brand affiliations has significantly expanded. At December 31, 2004, only two brand affiliations accounted for more than 10% of the Company’s gross annualized base rent, Burger King (15.1%) and Captain D’s (12.7%). Additionally, at December 31, 2004, only one tenant, Captain D’s (12.0%), accounted for greater than 10% of the Company’s gross annualized base rent, and the ten largest tenants combined accounted for 43.3% of the Company’s gross annualized base rent. However, the Company has approximately 250 total tenants.

•	Retail Operations. The Company’s ability to transition underperforming properties has been enhanced through the establishment of a taxable REIT subsidiary, FSI. This subsidiary focuses on operating properties for which the Company has taken over operations from lessees on an interim basis in order to provide an orderly transition from one tenant to another, or until a buyer can be found for the property.

•	Asset Management. Management actively monitors the performance of each property to avoid potential problems with properties or their tenants. As a result of these activities, management may work with tenants to help assure their continued payment of rent, or the Company may assume operations or take back and re-lease or sell the property.

Leases with Restaurant Operators

Typically the Company acquires a property that has been operated as a quick-service or full-service dining restaurant which is subject to a lease with a remaining term of five to 20 years and a co-terminus franchise agreement with respect to tenants who are franchisees. Substantially all of the Company’s existing leases are triple net. The triple net lease structure is designed to provide the Company with a predictable stream of income without the obligation to reinvest in the Property. In addition to base rent, approximately 42% of the Company’s leases provide for additional rental payments equal to a percentage of the Property’s sales in excess of a threshold amount (“percent rent”). For the year ended December 31, 2004, percent rent represented approximately 4.8% of total rental revenues, down from 4.9% in 2003. The Company’s policy is to maximize base rent revenue, which by its nature, would tend to increase the breakpoint levels at which percent rent would begin to be realized. Therefore, the policy to maximize base rents minimizes the Company’s reliance on percent rent.

The Company generally acquires properties from third-party lessors or from operators in sale-leaseback transactions in which the operator sells the property to USRP and then enters into a long-term lease, typically 20 years, with the Company for the property. A sale-leaseback transaction is attractive to the operator because it allows the operator to monetize the value of the real estate while retaining occupancy for the long-term. A sale-leaseback transaction may also provide specific accounting, earnings and market value benefits to the selling operator. These transactions benefit the Company by allowing it to acquire a valuable property on favorable terms and prices with the added benefit of the property being operated and maintained by a known tenant with expertise and a proven track record of success.

At December 31, 2004, the average length of the Company’s leases was 11.1 years. The following table sets forth information regarding lease expirations, excluding lease extension options, for the Properties.

Year	Number of Properties		Percentage of Total Properties	Percentage of Gross Annualized Base Rent(1)
2005	52		7.60%	3.15%
2006	24		3.51%	2.51%
2007	28		4.09%	3.80%
2008	18		2.63%	2.22%
2009	27		3.95%	3.47%
2010	20		2.92%	2.49%
2011	10		1.46%	1.77%
2012	14		2.05%	2.10%
2013	30		4.39%	3.63%
2014	23		3.36%	3.89%
2015	6		0.88%	1.60%
2016	72		10.53%	13.96%
2017	84		12.28%	12.85%
2018	42		6.14%	7.88%
2019	50		7.31%	7.49%
2020	36		5.26%	6.13%
2021	8		1.17%	1.95%
2022	11		1.61%	0.89%
2023	111		16.22%	15.58%
2024	17		2.49%	2.48%
2025	1		0.15%	0.16%

	684	(2)	100%	100%

(1)	Gross annualized base rent is based on the contractual annual rent of Properties owned at December 31, 2004.
(2)	This number does not include 68 Properties that were vacant, 12 other Properties which the Company operates through FSI and three parcels of undeveloped land.

Summary of Leased Properties

At December 31, 2004, approximately 63.2% of the Properties were leased pursuant to leases with remaining lease terms (excluding renewal options) expiring after 2015. This percentage represented a slight decline from the 64.2% expiring after 2015 at December 31, 2003.

Operating Segments

Effective in 2001, with the formation of FSI and the commencement of FSI’s retail operations, the Company began reporting in two segments, real estate and retail. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated by the chief operating decision-makers, principally the executive officers of the Company, in deciding how to allocate resources and assess performance.

Real Estate. Real estate activities are comprised of property management, acquisition and leasing operations and related business objectives. The Company derives its real estate revenues primarily from rental income received on its 754 restaurant and service station Properties located throughout 48 states, of which 68 are vacant and not billing and two parcels of undeveloped land.

Retail. Retail activities consist of the operation of gas stations, convenience stores and restaurants, as well as fuel sales. The Company anticipates maintaining FSI’s retail operating capability to facilitate the transition of operations of any of its Properties from one tenant to another. In January 2002, FSI commenced utilizing a fuel terminal in Hawaii to store fuel sold at its Hawaii service stations. At December 31, 2004, FSI generated revenue from its operations at nine gas and convenience stores, two restaurants and one laundromat, and the fuel sold through 14 other operators. During the year the number of operating properties varies due to the Company’s transition strategy.

Ownership of Real Estate Interests

Of the 766 Properties included in its portfolio at December 31, 2004, the Company (1) owned the land and building in fee simple or owned the land with the tenant owning the building on a total of 686 Properties (the “Fee Properties”), (2) leased the land, the building or both from a third-party lessor on a total of 77 Properties (the “Leasehold Properties”) and (3) owned three undeveloped parcels of land. Of the 77 Leasehold Properties, 11 are Properties on which the Company leases from a third party the underlying land, the building and/or the other improvements thereon (the “Primary Leases”) and then subleases the Property to the operator. Under the terms of the remaining 66 Leasehold Properties (the “Ground Leases”), the Company leases the underlying land from a third party and owns the building and the other improvements constructed thereon. Upon expiration or termination of a Primary Lease or Ground Lease, the owner of the underlying land generally will become the owner of the building and all improvements thereon. The Primary Leases and Ground Leases expire at various terms from one to over 20 years.

The terms and conditions of each Primary Lease and Ground Lease vary substantially. However, these leases have certain provisions in common, such as: (1) initial terms of 20 years or less, (2) rentals payable at stated amounts that may escalate over the terms of the Primary Leases and Ground Leases (and/or during renewal terms), but which are not normally based on a percentage of sales of the operations thereon and (3) the Company being required to pay all taxes and operating, maintenance and insurance expenses for the Leasehold Properties. In addition, under substantially all of the Primary Leases and Ground Leases, the Company may renew the lease one or more times at its option (although the provisions governing such renewals vary significantly with some renewal options at a fixed rental amount and others at fair rental value at the time of renewal). Several Ground Leases also give the owner the right to require the Company, upon the termination or expiration thereof, to remove all improvements situated on the Property. The Company has an asset retirement obligation for these leases.

As lessee under each Primary Lease and Ground Lease, the Company has the right to freely assign or sublet all of its rights and interests thereunder. In any event, no such transfer would release the Company from any of its obligations under any Primary Lease or Ground Lease, including the obligation to pay rent.

Employees and Management

On February 18, 2005, the Company had approximately 152 employees, including 114 employees associated with the Company’s retail operations and 38 associated with real estate activities. The Company believes that relations with its employees are good.

Competition

The Company competes with numerous other publicly-owned entities, some of which invest a portion of their assets and efforts in leasing, acquiring, owning and managing chain restaurant properties and a number of which have financial and personnel resources greater than the Company’s. The Company also competes with numerous private firms and individuals for the acquisition of restaurant, C&G and other service retail properties. In addition, there are other publicly owned entities that are dedicated to acquiring, owning and managing triple-net lease properties. Management believes, based on its industry knowledge and experience that this diverse market provides the Company with opportunities to make strategic acquisitions.

Tenants’ Competition

The restaurants and C&Gs operated on the Properties are subject to significant competition. For example, principal competitors include other national and regional quick-service and full-service restaurant chains, local restaurants, national and regional restaurant chains that do not specialize in quick-service, but appeal to many of the same customers as do quick-service restaurants, national and regional service station chains, and other competitors such as convenience stores and supermarkets that sell ready-to-eat food and gasoline. The Company’s success depends, in part, on the ability of the restaurants and C&Gs operated on its Properties to compete successfully with such other businesses. Management does not anticipate, except for the Properties operated by FSI, that the Company will seek to compete directly with these businesses. Instead, the Company will be dependent upon the experience and ability of the lessees operating the businesses located on its Properties. With respect to the Company’s franchisee-operated Properties, management will also depend on the franchisor systems to compete with these other restaurants, C&Gs and similar operations.

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

Phase I and Phase II environmental assessments of the Company’s Properties have revealed potential environmental concerns. Specifically, the soils and groundwater beneath these Properties may have been impacted by the presence of leaking underground storage tanks on, and the migration of contaminants from, the Company’s Properties and third-party locations adjacent to the Company’s Properties. Where Phase I and Phase II environmental assessments have indicated a need for remedial action, the Company has taken all appropriate steps to remediate or mitigate environmental issues. Management is not aware of any environmental liability or compliance concern at any of the Company’s Properties that management believes would have a material adverse effect on the Company’s business, assets, results of operations or liquidity. Management generally places acquired Properties with potential environmental issues in special purpose limited liability companies to limit any future damages from claims concerning the Properties, and requires tenants to assume obligations relating to environmental issues.

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

Factors Affecting the Company’s Business and Prospects

There are many factors that affect the Company’s business and the results of its operations, some of which are beyond the control of the Company. The following is a description of the material factors that may cause the actual results of the Company’s operations in future periods to differ materially from those currently expected or desired. Management strongly urges you to read the risk factors set forth below.

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

A considerable portion of the Company’s revenues are comprised of fuel sales through its FSI subsidiary. Additionally, the Company receives a portion of its rental revenues from C&G tenants (13.1% of gross annualized base rent at December 31, 2004). Accordingly, the Company’s revenues are dependent to a large degree on the economic performance of the retail fuel industry. Any factor that adversely affects retail fuel margins may have a material adverse effect on USRP, directly through its own fuel sales by FSI and indirectly through its C&G tenants’ ability to pay rent.

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

During the past few years, several of the Company’s tenants have filed voluntary petitions for bankruptcy under Chapter 11 of the Bankruptcy Code of the United States (the “Bankruptcy Code”) as disclosed in USRP’s periodic reports filed with the Securities and Exchange Commission (“SEC”). As the owner of the bankrupt tenants’ underlying real estate, the Company faces no risk of loss of ownership of the property itself if the bankrupt tenant rejects any of its leases. However, should the tenant reject the lease, the Company could face an interruption in rental income from that property until it is able to re-lease the property or sell the real estate. The Company would also incur certain transaction costs normally associated with the re-leasing or sale of its properties. Management can provide no assurances that tenant bankruptcies will not have a material adverse effect on the Company’s business.

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

In connection with any tenant bankruptcy, the Company establishes reserves relating to rent payments and other accounts receivable and evaluates the book value of the underlying real estate for impairment, as appropriate, to reflect any reductions in the market value of the asset below net book value as a result of the bankruptcy. It may be necessary to take additional asset impairments and write-offs and/or establish additional reserves in the event of future tenant bankruptcies or if the current reserves and impairment charges prove to be inadequate.

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

The leases of the Company’s existing properties expire on dates ranging from 2005 to 2025. Upon the termination or expiration of a lease, management might not be able to re-lease the related property. If management is able to re-lease, the lease rate might not be comparable or additional expenses may be incurred because of, among other things, a downturn in the commercial leasing markets where the Company operates and the general performance of the restaurant industry.

The Company may continue to recognize impairment charges for the foreseeable future.

The Company recognized impairment charges for the past seven fiscal years. While management is not aware of any specific impairments at present, because of the number and nature of the Company’s portfolio, management anticipates recognizing impairment charges in the future. Impairments result from management’s regular analysis of the Company’s real property assets to determine whether circumstances indicate that the book value of an asset may not be fully recoverable. Additionally, any time the Company markets a property for sale at a price less than book value, an immediate impairment charge is recognized. Impairments are non-cash expenses and impact both the Company’s net income and funds from operations for each fiscal period.

The Company’s ability to sell or re-tenant its Burger King properties is limited.

The Company was originally formed for the purpose of acquiring all of Burger King Corporation’s interest in the Company’s original portfolio and leasing or subleasing these properties to Burger King franchisees under the leases/subleases. Accordingly, some of the leases/subleases contain provisions that state that the Company may not use those properties for any purpose other than to operate a Burger King restaurant during the term of the lease, except as expressly permitted by Burger King. In addition, some of the leases/subleases impose restrictions and limitations upon the Company’s ability to sell, lease or otherwise transfer any interest in the Burger King properties.

The Company’s financial performance will depend in part on the health of the Texas economy.

At December 31, 2004, of the Company’s 684 properties occupied by third parties, 177 properties, representing 25.0% of the Company’s gross annualized base rent, were located in Texas. The Company’s performance, therefore, is dependent, in part, upon the economic conditions in Texas. A general downturn in the economy or the real estate market in Texas could have a material adverse effect on the results of operations and financial condition.

The Company has a significant amount of debt, and its debt level subjects the Company to a number of risks.

The Company is subject to risks normally associated with debt financing, including the risk (1) that the Company’s cash flow will be insufficient to meet required payments of principal and interest, (2) that the Company’s financial situation may restrict its ability to comply with the customary financial and other covenants or to continue to pay its current dividend, (3) that existing indebtedness on the Company’s properties will not be able to be refinanced or (4) that the terms of any refinancings will not be as favorable as the terms of the existing indebtedness. While management believes that it will be successful in obtaining new financing as required, there can be no assurance that management will be able to refinance any indebtedness or otherwise obtain funds by selling assets or raising equity to make required payments on maturing indebtedness. At December 31, 2004, total indebtedness was $312.7 million, which represented approximately 36.8% of the Company’s total capitalization (the number of shares of common stock outstanding multiplied by the market price per share, plus debt, the number of shares of Series A convertible preferred stock multiplied by the market price per share, Series B convertible preferred stock at liquidation value and minority interest). At December 31, 2004, indebtedness, plus Series A convertible preferred stock at market value, Series B preferred stock at liquidation value and minority interest, were $441.9 million, representing 52.0% of the Company’s total capitalization. The Company’s convertible preferred stock is not subject to mandatory redemption.

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

General

The Company owns, manages and acquires restaurant, service station and other service retail sites that it typically leases on a triple net basis primarily to operators of quick-service and full-service dining chain restaurants and C&Gs affiliated with such national and regional brands as Applebees, Arby’s, Burger King, Captain D’s, Chili’s, Dairy Queen, Fina, Grandy’s, Hardee’s, Phillips 66, Pizza Hut, Popeyes, Shoney’s, Schlotzsky’s and Taco Cabana. Management believes that the long-term, triple net structure of its leases results in a more predictable and sustainable income stream than other forms of real estate investments.

Properties

At December 31, 2004, the Company owned 766 business Properties. The Properties are located in 48 states, with no state except Texas (25.0%) accounting for greater than 7% of the gross annualized base rent. The Properties are a diversified mix of restaurant concepts with no one concept except Burger King (15.1%) and Captain D’s (12.7%) accounting for more than 10% of the gross annualized base rent. Of the 766 total Properties, over 89%, were leased on a triple net basis at December 31, 2004, and the remaining 11% were either vacant, FSI operated or for ground rent only.

The following table contains information by state for the Company’s Properties occupied by third party tenants at December 31, 2004:

State	Number of Properties		Percentage of Total Properties	Percentage of Gross Annualized Base Rent(1)
Texas	177		25.88%	24.98%
Georgia	50		7.31%	6.41%
North Carolina	39		5.70%	5.29%
Illinois	31		4.53%	4.67%
Florida	27		3.95%	4.51%
Tennessee	27		3.95%	3.43%
Michigan	25		3.65%	3.41%
New York	23		3.36%	3.39%
Oklahoma	20		2.92%	3.23%
California	20		2.92%	3.20%
Alabama	20		2.92%	2.82%
Pennsylvania	17		2.49%	2.63%
Kentucky	15		2.19%	2.35%
Arizona	14		2.05%	2.21%
Iowa	13		1.90%	2.11%
West Virginia	13		1.90%	1.89%
South Carolina	13		1.90%	1.85%
Ohio	13		1.90%	1.82%
Missouri	12		1.75%	1.78%
Hawaii	11		1.61%	1.74%
Indiana	11		1.61%	1.66%
Maryland	10		1.46%	1.57%
Arkansas	8		1.17%	1.33%
Mississippi	8		1.17%	1.23%
New Hampshire	3		0.44%	1.22%
States with less than 1.0% of Gross Annualized Base Rent	64		9.37%	9.27%

Total properties occupied by third party tenants	684	(2)	100%	100%

(1)	Gross annualized base rent is based on the contractual annual rent of Properties owned at December 31, 2004.
(2)	This number does not include 68 Properties that were vacant, 12 other Properties which the Company operates through FSI and three parcels of undeveloped land.

The Company intends to continue to strategically acquire properties affiliated with major national and regional brands operated by competent, financially-stable, multi-unit restaurant operators. The Company believes that successful restaurants operated under these types of brands will continue to offer stable, predictable income to the Company with reduced risk of default or non-renewal of the lease and franchise agreements. The Company also considers certain convenience store acquisition opportunities. The Company believes its income stream is further protected through the increasing diversification of the Properties by brand affiliation. Since April 1995, the Company has significantly expanded its number of brand affiliations. Of the 642 Properties (net of dispositions) acquired since April 1995, only 30 were Burger King restaurants, and the balance is affiliated with other national and regional chain restaurants and C&Gs.

The following table contains information by brand for the Company’s Properties occupied by third party tenants at December 31, 2004.

Brand	Number of Properties		Percentage of Total Properties	Percentage of Gross Annualized Base Rent (1)
Burger King	115		16.81%	15.11%
Captain D’s	99		14.47%	12.71%
Arby’s	65		9.50%	7.91%
Grandy’s	26		3.80%	2.51%
Dairy Queen	26		3.80%	0.91%
Shoney’s	25		3.65%	4.32%
El Chico	21		3.07%	5.87%
Popeyes	19		2.78%	2.11%
Gant Oil	15		2.19%	1.67%
Hardees	13		1.90%	1.45%
Spaghetti Warehouse	12		1.75%	3.28%
Schlotzsky’s	12		1.75%	1.89%
Applebee’s	11		1.61%	2.40%
Mahalo Express	11		1.61%	1.85%
Phillips 66	11		1.61%	1.40%
Bruegger’s Bagels	11		1.61%	1.35%
Pizza Hut	11		1.61%	1.00%
Brands (less than 10 properties each)	181		26.48%	32.26%

Total Properties	684	(2)	100%	100%

(1)	Gross annualized base rent is based on the contractual annual rent of Properties owned at December 31, 2004.
(2)	This number does not include 68 Properties that were vacant, 12 other Properties which the Company operates through FSI and three parcels of undeveloped land.

Item 3.	Legal Proceedings.

The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its Properties, other than routine litigation arising in the ordinary course of business. At this time, management does not believe there will be a material impact from the legal proceedings discussed below.

Class Action Lawsuit

On January 5, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in the Income Funds, filed a class action lawsuit on behalf of the limited partners of the Income Funds against the Company, CNLRP, the Income Funds, the general partners of the Income Funds, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. in the District Court of Dallas County, Texas (Cause No. 05-00083). The complaint alleges that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed mergers between the Income Funds and subsidiaries of the operating partnership of the Company and that the Company and CNLRP aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that the Income Funds’ general partners violated provisions of the Income Funds’ partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, including an injunction of the mergers. The management of the Company is evaluating the lawsuit, but believes that the likelihood of a material unfavorable outcome is remote. The management of the Company believes that the claims against the Company are without merit and intends to defend vigorously against such claims.

Management Strategies Lawsuit

During 2004, Management Strategies, Inc. filed a lawsuit against the Company. The complaint alleges that the Company owes approximately $3.0 million related to sales and fuel tax liabilities that must be paid to the State of Georgia. In addition, the Company has filed a counterclaim for $2.0 million related to an unpaid note due to the Company plus interest. The management of the Company is evaluating the lawsuit, nor does management consider a loss to be probable or even reasonably probable at this time. The management of the Company believes that the claims against the Company are without merit and intends to defend vigorously against such claims.

Franchisor/Tenant Bankruptcy

On August 3, 2004, one of the Company’s franchisor/tenants, Schlotzsky’s Corporation (“Schlotzsky’s”), filed for Chapter 11 bankruptcy protection. Schlotzsky’s leased five of the Company’s properties, which represented approximately 0.6% of the Company’s annual base rent. Schlotzsky’s guaranteed 13 of its franchisees’ leases to the Company, five of which are vacant, with monthly guaranteed rent representing approximately 0.3% of the Company’s annual base rent. The Company’s primary recourse remains with each individual franchisee for any unpaid rent regardless of performance under Schlotzsky’s guarantee. As of December 31, 2004, the Company’s total unpaid rent related to the Schlotzsky’s bankruptcy was approximately $228,000, all of which related to Schlotzsky’s guarantees of its franchisees’ leases. On January 10, 2005, the Schlotzsky’s Corporation was sold for $28.5 million, the proceeds of which are being held in escrow until certain specific claims of the secured and unsecured creditors are addressed by the court. At this time, management estimates no loss to the Company as a result of the Schlotzsky’s bankruptcy.

Alon

In August 2003, the Company settled litigation with Alon USA, L.P. (“Alon”), the owner of the Fina brand, regarding the branding of the Company’s Fina stations. In February 2003, the Company entered into a lease termination agreement with the tenant of 51 Fina-branded convenience stores in the Dallas market. The Company assumed operations of 25 of the stations and temporarily closed the remaining 26. The original dispute involved whether those Fina stations were required to be operated continuously under the Fina brand. Pursuant to the terms of the settlement agreement, the Company paid Alon approximately $215,000 upon execution of the agreement, agreed to continue to operate the properties under the Fina brand for a specified period and agreed to pay a release fee related to any Fina property not open and operating as a Fina or sold or leased by the Company if the subsequent operator does not continue operating under the Fina brand. The obligation to pay the release fee may be assigned by the Company to the subsequent owner or operator if they covenant to operate the property as a Fina. However, the Company would be liable in the event of a default by any subsequent owner or operator with respect to the payment of the release fee or the covenant to operate the property under the Fina brand. For the years ended December 31, 2004 and 2003, payments made by the Company under the settlement agreement were $93,000 and $21,000, respectively.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of stockholders in the quarter ended December 31, 2004.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and issuer security repurchases.

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol “USV”. The high and low sales prices of the shares and the dividends and distributions declared during 2004 and 2003 are set forth below by quarter:

	Market Price		Dividends Declared	Dividends Paid
	High	Low
2004
First Quarter	$19.50	$16.75	$0.33	$0.33
Second Quarter	19.10	14.21	0.33	0.33
Third Quarter	17.10	14.90	0.33	0.33
Fourth Quarter	18.45	16.64	0.33	0.33

			$1.32	$1.32

2003
First Quarter	$14.55	$13.50	$0.33	$0.33
Second Quarter	15.85	13.95	0.33	0.33
Third Quarter	16.45	14.80	0.33	0.33
Fourth Quarter	17.45	15.84	0.33	0.33

			$1.32	$1.32

At February 18, 2005, the Company’s Common Stock was held by 1,297 stockholders of record. As a REIT, the Company is required to distribute 90% of taxable income to shareholders in the form of dividends. Of the $1.32 per share of Common Stock dividends declared in 2004, $0.20 or 15.06% represented an ordinary income, $1.08 or 81.53% represented non-taxable return of capital, $0.01 or 0.82% represented 25% rate capital gain dividend - §1250 unrecaptured, and $0.03 or 2.59% represented a 15% rate long-term capital gain.

See table in Item 12 for equity compensation plans approved by security holders and equity compensation plans not approved by security holders.

Item 6.	Selected Financial Data.

The following information should be read in conjunction with the Company’s consolidated financial statements and notes thereto.

	Years ended December 31,
	2004	2003	2002	2001	2000
	(In thousands, except per share and property data)
Statement of Operations:
Revenues:
Rental income	$61,776	$58,439	$56,711	$56,870	$60,877
Tenant expense reimbursements	3,259	3,072	2,769	2,786	3,277
Lease termination fees	385	1,285	92	591	60
Interest on real estate loans	1,863	3,065	3,246	3,254	4,884
Retail operations	55,813	50,460	35,455	12,726	—

Total revenues	123,096	116,321	98,273	76,227	69,098

Expenses:
Ground rent	3,400	3,482	2,951	3,313	3,388
Property taxes	1,012	819	971	609	670
Other property	1,240	1,220	973	339	396
Legal	1,795	2,045	2,855	1,184	1,432
Depreciation and amortization	21,947	20,077	19,032	18,699	21,222
Impairment of long-lived assets	144	956	447	16,079	4,314
Provision (benefit) for doubtful accounts	377	209	(2,000)	4,391	8,415
General and administrative	15,227	10,485	9,894	7,404	7,825
Retail cost of sales	46,981	41,619	29,778	12,726	—
Termination of management contract	—	—	—	—	(3,713)

Total expenses	92,123	80,912	64,901	64,744	43,949

Gain on sale of property	—	—	—	3,611	2,725
Gain on sale of investments	—	2,105	202	306	—

Income from continuing operations before non-operating income, interest expense and minority interests	30,973	37,514	33,574	15,400	27,874
Non-operating income	34	36	730	2,023	1,181
Interest expense	(18,683)	(20,121)	(22,306)	(35,000)	(30,706)
Minority interests	(38)	(4,147)	(4,681)	(4,485)	(4,139)

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	12,286	13,282	7,317	(22,062)	(5,790)
Income from discontinued operations(1)	8,212	9,197	6,951	3,450	5,745
Cumulative effect of change in accounting principle	—	(220)	—	—	—

Net income (loss)	$20,498	$22,259	$14,268	$(18,612)	$(45)

Net income (loss) allocable to common shareholders	$10,533	$14,138	$7,166	$(25,714)	$(7,147)
Weighted average shares outstanding:
Basic	22,557	20,229	19,660	17,999	15,404
Diluted	22,656	20,317	19,762	17,999	15,404

Income from continuing operations allocable to common Stockholders	$0.11	$0.26	$0.01	$(1.62)	$(0.83)
Income from discontinued operations	0.36	0.45	0.35	0.19	0.37
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Basic income (loss) per share	$0.47	$0.70	$0.36	$(1.43)	$(0.46)

Income from continuing operations allocable to common stockholders	$0.10	$0.26	$0.01	$(1.62)	$(0.83)
Income from discontinued operations	0.36	0.45	0.35	0.19	0.37
Cumulative effect of change in accounting principle	—	(0.01)	—	—	—

Diluted income (loss) per share	$0.46	$0.70	$0.36	$(1.43)	$(0.46)

Dividends declared per share	$1.32	$1.32	$1.21	$1.43	$1.12
Balance Sheet Data:
Total assets	$527,823	$554,529	$579,077	$577,508	$625,023

Line of credit and long-term debt	312,725	325,906	353,374	337,119	356,696
Minority interests	1,003	1,074	52,845	54,337	54,733
Stockholders’ equity	192,025	202,929	146,247	156,600	190,325
Other Data:
Cash flows provided by operating activities	35,821	42,896	34,577	32,256	31,395

Cash flows provided by (used in) investing activities	160	19,779	(19,922)	19,276	42,255

Cash flows used in financing activities	(47,805)	(53,212)	(20,609)	(46,695)	(77,836)
Number of Properties	766	795	816	811	850

(1)	Reflects the reclassification to discontinued operations in prior years of the operating results associated with the 196 properties sold or disposed of subsequent to December 31, 2001, which had previously been reported in continuing operations.
With the adoption of SFAS No. 144, the gain on sale of properties is included in income from discontinued operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE SUMMARY

Nature of Business.

The Company, through its subsidiaries, including FSI, is a fully integrated, self-administered REIT. On August 9, 2004, the Company entered into definitive agreements to merge with CNLRP and the Income Funds. Pursuant to a merger agreement, CNLRP and the Income Funds will merge with and into the Company. The transactions are subject to approval from the CNLRP stockholders, the Company stockholders and the limited partners of each of the 18 CNL Income Funds. The transactions are subject to securing adequate financing and customary regulatory approvals. Notwithstanding the Merger transaction, the Company’s core business strategy for its real estate operations focuses primarily on acquiring, owning and leasing restaurant Properties. In addition, from time to time, opportunistic investments are made in mortgage notes issued by third parties. The Company also owns and leases a number of service station Properties, most of which include convenience stores (“C&Gs”) and some of which include car washes. Further, the Company acquires properties in its TRS with the intention of reselling them rather than holding them for investment properties. These properties are classified as held for sale.

At December 31, 2004, the Company’s portfolio consisted of 766 Properties with over 250 tenants. The Company leases its Properties on a triple-net basis primarily to operators of quick-service and full-service chain restaurants affiliated with major national or regional brands such as Applebee’s, Arby’s, Burger King, Captain D’s, Chili’s, Dairy Queen, Hardee’s, Pizza Hut, Popeyes, Shoney’s and Taco Cabana. The Company’s C&G tenants are affiliated with oil brands such as Exxon/Mobil, Phillips 66 and Shell. Under the triple-net leases, tenants are responsible for property operating costs, including property taxes, insurance, maintenance, and in most cases, the ground rents where applicable. The triple-net lease structure is designed to provide a predictable stream of income while minimizing ongoing operating costs associated with Properties.

The Company’s revenues consist primarily of real estate and retail operating revenue. Approximately 42% of the Company’s leases provide for a base rent plus a percentage of the sales in excess of a specified amount. As a result, portions of the Company’ revenues are a function of the number of Properties in operation and their level of sales. Sales at individual Properties are influenced by local market conditions, the efforts of specific operators, marketing, new product programs, support of the franchisor and the general state of the economy. In 2001, the Company formed FSI, one of its taxable REIT subsidiaries, through which it began interim operations of various retail businesses at some of its Properties. Retail operations are administered by FSI, a wholly-owned subsidiary of USRP Holding Corp. (“Holding”). Holding is a taxable REIT subsidiary of USRP. FSI incurred net operating income in 2004 that was offset by net operating losses (“NOLs”). The Company consolidates its taxable REIT subsidiaries and therefore, these NOLs will also be used to offset income from the other consolidated subsidiaries. The Company plans to continue to maintain its retail operating capability to transition the Company’s properties from one tenant to another where appropriate. At December 31, 2004, FSI operated nine C&Gs, two restaurants and one laundromat and sold fuel through 14 other operators. During 2004, FSI ceased selling fuel on a wholesale basis to the independent dealers.

Cash Reserves.

The Company is organized to operate as an equity REIT that acquires and leases properties and distributes to stockholders, in the form of monthly or quarterly cash distributions, a substantial portion of its net cash flow generated from leases on its properties. Management intends to retain, or through its revolving credit facility, access to an appropriate amount of cash for working capital. At December 31, 2004, the Company had cash and cash equivalents totaling $2.0 million and availability under its credit facility of $43.2 million. At February 18, 2005, availability under the credit facility was $43.2 million. The credit facility, which is scheduled to mature on October 31, 2006, is expected to be used to acquire additional retail properties and for other corporate purposes.

The Company has $111.0 million of unsecured notes payable that are due May 1, 2005, which will be paid off with proceeds from the Merger financing. On October 29, 2004, the Company signed a commitment letter for a bridge loan facility in the amount of $60.0 million. In the event of a delay or cancellation of the Merger with CNLRP and the Income Funds, the Bridge Facility combined with borrowing under the credit facility would be used for the refinance of the Company’s existing senior unsecured notes. The Bridge Facility would mature 12 months from the date of funding, carry an interest rate of LIBOR plus 3.5% and be secured by a negative pledge from the borrowing base entity. The Company paid a 1% up-front commitment fee of $600,000 for the Bridge Facility which is being amortized over the 180-day commitment period.

Management believes that the Company’s cash and cash equivalents on hand, cash provided from operating activities and property sales, along with its borrowing capacity are sufficient to meet its liquidity needs for the foreseeable future.

Series B and B-1 Preferred - Merger.

Under terms of the Series B and Series B-1 preferred stock, the consummation of the Merger would constitute a “Triggering Event”. A Triggering Event allows the stockholder to elect to receive a “Triggering Redemption Amount”, which is equal to 130% of the Stated Value. Alternatively, the holders may elect to convert their preferred shares to the Common Stock of the Company at a price equal to $16.00 per share for the Series B Preferred and $16.50 per share for the Series B-1 Preferred, subject to adjustment. The Company has not received any communication from the Series B and B-1 holders as to election intentions. See footnote 12 for appropriate classification on the Consolidated Balance Sheet.

Income Taxes

The following presents the federal income tax characterization of distributions declared to Common stockholders for the year ended December 31 (dollars in millions):

	2004
Ordinary income	$4.5	15.06%
Non-taxable Return of Capital	24.3	81.53%
25% Rate Capital Gain Dividend - §1250 unrecaptured	0.2	0.82%
15% Rate Long-Term Capital Gain	0.8	2.59%

Totals	$29.8	100.00%

The following presents the federal income tax characterization of distributions declared for the years ended December 31 (dollars in millions):

	2003		2002
Ordinary income	$16.5	60.99%	$13.1	55.18%
Non-taxable Return of Capital	8.4	31.06%	7.4	31.03%
20% Rate Long-Term Capital Gain	2.2	7.95%	3.3	13.79%

Totals	$27.1	100.00%	$23.8	100.00%

The following presents the federal income tax characterization of distributions declared to Series A Preferred and Series B and B-1 Preferred stockholders for the year ended December 31 (dollars in millions):

	2004
Ordinary income	$7.8	81.56%
25% Rate Capital Gain Dividend - §1250 unrecaptured	0.5	4.45%
15% Capital Gain Dividend	1.3	13.99%

Totals	$9.6	100.00%

For the year ended December 31, 2004, the Company declared distributions of $1.7 million to its Series B Preferred and Series B-1 Preferred stockholders and $7.9 million to its Series A Preferred stockholders.

The following presents the federal income tax characterization of distributions declared to Series A Preferred and Series B Preferred stockholders for the years ended December 31 (dollars in millions):

	2003		2002
Ordinary income	$7.0	88.47%	$4.2	80.01%
Capital Gains	0.9	11.53%	1.1	19.99%

Totals	$7.9	100.00%	$5.3	100.00%

For the year ended December 31, 2003, the Company also declared distributions of $0.6 million to its Series B Preferred stockholders and $7.3 million to its Series A Preferred stockholders.

No Off-Balance Sheet Arrangements or Unconsolidated Investments.

The Company has no variable interest entities nor has any off-balance sheet arrangements that are not disclosed. The Company does not engage in material trading activities involving energy or commodity contracts or other derivative instruments. As the Company has no off-balance sheet entities or mandatorily redeemable preferred stock at this time, its financial position and results of operations are currently not effected by Financial Accounting Standard Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities.”

Acquisitions and Dispositions

During 2004, the Company paid $15.2 million in cash and $10.2 million in cash held in trust from the sale of properties designated as Code Section 1031 Tax Free Exchanges for the acquisition of 31 properties, of which 21 were Captain D’s and two were Shoney’s locations.

During 2004, the Company sold or disposed of 61 properties for net proceeds of $32.0 million and notes receivable of $1.7 million, resulting in a net gain of $7.7 million, which is included in the Consolidated Statements of Operations as “Income from discontinued operations.”

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

Revenue Recognition

The Company derives its real estate revenues primarily from the leasing of its Properties to operators (primarily restaurants) on a triple net basis. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in some cases, the ground rents, where applicable. Accordingly, the accompanying consolidated financial statements have not reflected property taxes and insurance costs or reimbursement revenues where the tenant legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and receives payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company recognized revenues associated with ground lease reimbursements of $3.0 million, $3.6 million and $3.6 million, of which $212,000, $629,000 and $1.1 million are reflected in the Company’s Consolidated Statements of Operations as “Income from discontinued operations” for the years ended December 31, 2004, 2003 and 2002, respectively. Rent revenues and expenses under operating leases are recognized on a straight-line basis, unless significant collection problems occur with the lessee, at which time rents are recorded on a cash basis. Indicators of possible doubtful collection may include bankruptcy filings and anticipated work-out agreements. In addition, if the Company has collected no payments on a particular receivable for over five months, revenue would be recorded on a cash basis as well. Once a tenant has been placed on cash basis accounting, it remains on that basis until there have been several months of on-time payments received. Contingent rent is recognized as revenue after the related lease sales targets are achieved.

Interest income on notes and mortgages receivable is recorded on an accrual basis. However, when circumstances indicate that the ultimate collection of interest is doubtful, interest is recorded on a cash basis.

The Company derives its retail revenues from the sale of gasoline and car washes through C&Gs operated by the Company’s FSI subsidiary and other operators, and from convenience store merchandise and food sales at restaurants also operated by FSI. Revenue is recognized upon the sale of gasoline, merchandise and the delivery of services.

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2004 to the year ended December 31, 2003

Revenues

Revenues from real estate Properties consist of rental revenues, tenant expense reimbursements, lease termination and reinstatement fees and interest on real estate loans. Revenue from retail operations is derived primarily from fuel sales and sales at service properties operated by the Company, including restaurants, service stations, car washes and convenience stores. For the year ended December 31, 2004, revenues increased $6.8 million, or 5.8%. The change was primarily attributable to the following:

•	an increase of $5.4 million, or 10.6% in revenues related to 12 service stations and restaurants operated by the Company. The increase is related to fuel revenues, resulting from higher average pump prices, from Lyon’s payroll reimbursement of $1.6 million and increased revenues from cigarette and car wash sales;

•	a decrease of $1.2 million, or 39.2%, in interest on real estate loans which is attributable to two mortgage note liquidations in the 2003 fourth quarter. Interest on these notes totaled $1.5 million in 2003; and

•	a decrease of $900,000, or 70.0%, in lease termination fees to $385,000 due primarily to fees earned in connection with an early termination agreement entered into with respect to 51 Fina stations in 2003.

These decreases were partially offset by an increase of $3.3 million, or 5.7%, in real estate rental income. The increase was primarily attributable to a full year of rental income on 52 Captain D’s acquired in the prior year.

Expenses

Expenses primarily consist of real-estate related expenses such as ground rents, property taxes and depreciation on real estate investments held by the Company, as well as cost of sales for the retail segment. Expenses increased $11.2 million, or 13.9%, The increase was primarily attributable to the following:

•	an increase of $5.4 million, or 12.9% in retail cost of sales related to 12 service stations and restaurants operated by the Company. The increase is primarily related to an increase in the cost of fuel sold in 2004.

•	an increase of $4.7 million, or 45.2%, in general and administrative expenses, which was comprised of $1.5 million in professional fees associated with the proposed Merger, $1.5 million in salaries for Lyon’s employees pursuant to a management agreement, over $700,000 in professional and consulting fees, mostly related to the Sarbanes-Oxley Act initiatives, and increased audit fees, personal property taxes and various other expenses; and

•	an increase of $1.9 million, or 9.3%, in depreciation and amortization which was due to the sales and dispositions of properties with a lower basis being replaced with purchases of new properties with a higher basis.

These increases in certain expense line items were offset by a decrease of $250,000, or 12.2%, in legal costs due to fewer legal settlements in the current year and to the corporate legal work being performed by an in-house attorney beginning in late 2003.

Impairments

During 2004, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $362,000 was recognized, of which $218,000 was reflected in the Consolidated Statements of Operations as “Income from discontinued operations.” During the year ended December 31, 2003, the Company recorded an asset impairment charge of $5.1 million, of which $4.1 million was reflected in income from discontinued operations.

Gain on Sales

A gain on sale of investment of $2.1 million resulted from the October 2003 sale of the Company’s 7.5% equity interest in Shoney’s, Inc. to Shoney’s largest shareholder.

Interest Expense

Interest expense decreased $1.4 million, or 7.1%, during 2004 due to a $20.0 million lower average notes payable and line of credit balance outstanding during 2004 versus 2003. This net debt reduction was achieved by net pay-downs of principal during 2003 and the following 2004 activity:

•	$11.3 million principal reduction on notes/mortgage payable in 2004; and

•	$1.6 million net pay-down on the Company’s line of credit in 2004.

The decreases were slightly offset by increasing interest rates during 2004.

Minority Interests

Minority interests in earnings decreased $4.1 million as a result of the November 2003 redemption of the HJV preferred partnership interest.

Discontinued Operations

Income from discontinued operations was $8.2 million in 2004 and related to the sale of 61 Properties. The sale of these Properties resulted in a gain of $7.7 million with cash proceeds of $32.0 million, net of closing costs and $1.7 million of notes.

Asset Retirement Obligations

On January 1, 2003, the Company adopted SFAS No. 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. As a result of adopting SFAS No. 143, the Company recognized a $270,000 charge in the Company’s Consolidated Statements of Operations as “Cumulative effect of change in accounting principle” on January 1, 2003. This retirement obligation relates to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations. As of December 31, 2003, $220,000 is reflected as Income from continuing operations and $50,000 is reflected as Income from discontinued operations in the Company’s Consolidated Statements of Operations.

Comparison of the year ended December 31, 2003 to the year ended December 31, 2002

Revenues

Revenues from real estate Properties consist of rental revenues, tenant expense reimbursements, lease termination and reinstatement fees and interest on real estate loans. Revenue from retail operations is derived primarily from fuel sales and sales at service properties operated by the Company, including restaurants, service stations, car washes and convenience stores. For the year ended December 31, 2003, revenues increased $18.0 million, or 18.4%. The increase was primarily attributable to the following:

•	an increase of $15.0 million, or 42.3%, in revenues related to 16 service stations and restaurants operated by the Company. The increase is primarily related to increased fuel revenues resulting from a full year of sales at Company-operated stores compared to less than six months for those stores in 2002. As sales and margins increase in 2003, the Company also built the fuel inventory in the terminal to keep up with demand and to take advantage of favorable pricing, particularly in the latter months of 2003. Average monthly fuel sales were 30,000 gallons per month, per store, higher in 2003 than in 2002, and pump prices were an average of 15 cents per gallon higher in 2003;

•	an increase of $1.7 million, or 3.0%, in real estate rental income primarily attributable to revenues associated with the 52 Captain D’s properties and the seven Shoney’s properties acquired during the year, which were offset by loss of revenues on properties disposed; and

•	an increase of $1.2 million in lease termination fee income, due to lease termination fees earned on three tenant leases in 2003 and the fees earned in connection with an early termination agreement entered into with respect to 51 Fina stations in 2003.

Expenses

Expenses primarily consist of real-estate related expenses such as ground rents, property taxes and depreciation on real estate investments held by the Company, as well as cost of sales for the retail segment. Expenses increased $16.0 million, or 24.7%, to $80.9 million in 2003 compared to the prior year. The increase was primarily attributable to the following:

•	an increase of $11.8 million, or 39.8%, in retail cost of sales related to 16 service stations and restaurants operated by the Company. The increase is primarily related to increased sales volumes and store months;

•	an overall increase of $2.4 million, or 16.1%, in various accounts including the provision for doubtful accounts, ground rents and general and administrative expense, partially offset by lower property taxes and legal costs:

•	a $2.2 million increase in the provision for doubtful accounts to $209,000 from a ($2.0) million recovery of expense in income during the prior year resulting from the 2002 reserve reduction after payment was received for receivable balances which had been reserved. These recoveries related to the Lyon’s of California bankruptcy for which the Company was a significant creditor.

•	a $810,000 decrease in legal expense to $2.0 million from 2.9 million in the prior year related to decreased tenant litigation; and

•	a $591,000 increase in general and administrative expenses due to increases in corporate insurance and corporate payroll.

•	an increase of $1.0 million, or 5.5%, in depreciation and amortization due primarily to a full year’s depreciation on the 51 Shoney’s and Captain D’s acquired in the prior year and additional depreciation with respect to the 59 such properties acquired in 2003.

Impairments

During 2003, as a result of the Company’s regular analysis of its investments to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, an asset impairment charge of $5.1 million was recognized, of which $4.1 million was reflected in the Consolidated Statements of Operations as “Income from discontinued operations.” During the year ended December 31, 2002, the Company recognized an asset impairment charge of $2.4 million, of which $2.0 million was reflected in income from discontinued operations.

Gain on Sales

A gain on sale of investment of $2.1 million resulted from the October 2003 sale of the Company’s 7.5% equity interest in Shoney’s, Inc. to Shoney’s largest shareholder.

Non-operating Income

Non-operating income was $36,000 and $730,000 for the years ended December 31, 2003 and 2002, respectively. The decrease was due primarily to the 2002 liquidation of the Company’s trading securities.

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

Minority Interests

Minority interests in earnings decreased $534,000 as a result of the November 2003 redemption of the HJV preferred partnership interest.

Discontinued Operations

Income from discontinued operations was $9.2 million and $7.0 million in 2003 and 2002, respectively. This amount related to the sale of 89 Properties in 2003 and 46 properties during the year ended December 31, 2002. Sale of the 89 properties resulted in a gain of $11.1 million with cash proceeds of $41.7 million, net of closing costs and $1.0 million of note’s receivable. Sale of the 46 properties resulted in a gain of $4.3 million with cash proceeds of $24.4, net of closing costs.

FUTURE OUTLOOK

The Company will continue to dispose of Properties that are either non-performing or are no longer a strategic fit with the Company’s portfolio. Additionally, the Company will continue to dispose of performing properties that it purchases into its TRS and classifies as held for sale for the purpose of selling at favorable prices to private investors in the tax-deferred like-kind exchange market. Proceeds from these dispositions will continue to be used in part to fund additional acquisitions of Properties, as favorable acquisitions become available, or to pay down debt.

Vacant non-billable Properties decreased to 68 at December 31, 2004 from 69 at December 31, 2003. The net book value of the vacant non-billable Properties was approximately $27.0 million and $25.6 million or approximately 5.9% and 5.0% of the total net book value of the Company’s vacant properties at December 31, 2004 and 2003, respectively. As Properties become vacant, the Company has a program in place for addressing the situation. Such assets are re-leased, sold or temporarily operated by the Company. The Company, beginning in 2001, began to operate some of these vacant Properties through FSI, its retail subsidiary, until another lessee could be found or the sale of the property could be finalized. The number of FSI operated Properties owned by the Company at December 31, 2004 was 12 compared to 16 at December 31, 2003.

Scheduled debt maturities for the Company in 2005 total $121.9 million. On November 4, 2003, the Company executed the first part of its new $60.0 million credit facility in a transaction that provided $30.0 million of the facility from Bank of America, N.A. On December 1, 2003, the Company executed the syndication portion of the credit facility, increasing the maximum capacity to $60.0 million subject to a borrowing base calculation. The new credit facility replaced the Company’s previous revolving line of credit. The term of the facility is three years expiring October 31, 2006, and allows for Base Rate Loans, Eurodollar Loans or a combination of the two. Base Rate Loans accrue interest at 1% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. Eurodollar Loans accrue interest at 3% plus LIBOR. The facility provides that up to $5.0 million may be used for letters of credit. The amount borrowed under the facility is based on the earnings before interest, taxes, depreciation and amortization generated by the properties that collateralize the facility. Borrowings under the facility are secured by a negative pledge on the properties and a pledge of the Company’s equity interests in the subsidiaries which own the borrowing base properties. Borrowings under the new facility were used to repay the debt on the previous facility and will be used to fund property acquisitions and for general corporate purposes. At December 31, 2004, funds available under the new line of credit were $43.2 million. At February 18, 2005, funds available under the credit facility were $43.2 million. On October 29, 2004, the Company signed a commitment letter for the Bridge Facility in the amount of $60.0 million. In the event of a delay or cancellation of the Merger (See Note 1 for discussion of the merger), the Bridge Facility would be used for the refinance of the Company’s existing senior unsecured notes, which become due and payable on May 1, 2005. The Bridge Facility would mature 12 months from the date of funding, carry an interest rate of LIBOR plus 3.5% and be secured by a negative pledge from the borrowing base entity. The Company paid a 1% up-front commitment fee of $600,000 which is being amortized over the 180-day commitment period. At December 31, 2004, accumulated amortization of the commitment fee totaled $200,000.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS

For the year ended December 31, 2004 (in thousands)
Cash flows from operating activities	$35,821
Cash flows from investing activities	160
Cash flows from financing activities	(47,805)

Decrease in cash and cash equivalents	(11,824)
Cash and cash equivalents, beginning of period	13,855

Cash and cash equivalents, end of period	$2,031

Liquidity Requirements

The Company is organized to operate as an equity REIT to acquire, lease and manage properties and distribute to stockholders, in the form of cash distributions, a substantial portion of its net cash flow generated from its real estate and retail activities. Management intends to maintain appropriate levels of cash reserves for working capital based on its estimate of cash requirements. At December 31, 2004, the Company had cash and cash equivalents totaling $2.0 million and restricted cash and marketable securities totaling $8.2 million.

The Company’s primary requirements for cash during 2005, as a stand alone entity, are expected to be as follows: (1) debt service in the approximate amount of $138.6 million, which includes interest of $16.7 million; (2) anticipated property acquisitions and other investments of approximately $42.5 million; and (3) the payment of dividends of approximately $39.8 million. Cash requirements for capital expenditures are expected to be nominal for income-generating investments. Management expects to meet its short-term liquidity requirements consisting of normal recurring operating expenses, debt service requirements, property improvements and distributions to stockholders primarily through cash flows provided from real estate and retail operations, proceeds from sales of selected properties, and from refinancing as described below. The Company’s short-term liquidity requirements as a stand alone entity over the next year consist primarily of the maturity of the $111 million senior unsecured notes in May 2005 and payments on other long-term debt and leases. Management believes that cash flow from operations, anticipated sales of properties, utilization of the credit facility and the new Bridge Facility, will provide the Company the ability to repay the senior unsecured notes. At December 31, 2004, the funds available to the Company under its credit facility were $43.2 million. In anticipation of the Merger, on February 3,

2005, the Company gave notice of prepayment on the $111 million senior unsecured notes to the holders of the notes. The Company’s long-term liquidity requirements as a stand alone entity at December 31, 2004 consist primarily of future debt maturities totaling approximately $190.7 million, which include maturities through December 2011 and leases totaling approximately $13.2 million which includes maturities up to 20 years. The Company expects to meet these long-term liquidity requirements primarily through long-term secured and unsecured borrowings, other debt and equity financing alternatives, as well as cash proceeds from operations and from the sale of properties.

Management believes that cash flow from operations, along with the Company’s ability to raise additional equity, anticipated sales of properties, funds available under its $60 million line of credit, the Bridge Facility and the Company’s anticipated ability to obtain financing will provide the Company with sufficient liquidity to meet its foreseeable capital needs. However, there can be no assurance that such additional financing will be available at the time the Company needs it or that the terms of anticipated financing will be as favorable to the Company as under the existing facilities.

The Company, along with CNLRP, has entered into a $775 million commitment letter for financing amounts necessary to meet all costs and expenses associated with the proposed Merger. The commitment expires on the earlier of (a) the completion of the proposed financings and (b) March 31, 2005 (to the extent none of the proposed financings have been entered into).

Operating Activities

The principal sources of cash to meet working capital and dividend requirements were $131.4 million of rental receipts produced by the Company’s real estate properties and operating receipts collected from the Company’s retail segment. The cash receipts were offset by $95.6 million of operating cash outflows related to the real estate and retail segments, leaving net cash from operations of $35.8 million for the period.

Investing Activities

Cash generated in excess of operating requirements and dividend payments was generally used to acquire additional Properties or to reduce amounts outstanding under the Company’s credit agreement.

The Company’s cash flows from investing activities of $160,000 were primarily attributable to:

•	$32.0 million of net proceeds from 61 property sales;

•	$3.4 million of proceeds from paydowns on mortgage loans receivable; and

•	$1.8 million of proceeds from paydowns on notes receivable.

The cash flows from investing activities were partially offset by:

•	$14.1 million for the acquisition of properties held for sale;

•	$11.9 million for the acquisition of and improvements to rental properties;

•	$5.4 million purchase of mortgage loans receivable and issuance of notes receivable;

•	$4.4 million increase in restricted cash and marketable securities primarily due to funds held in a 1031 exchange account; and

•	$1.2 million for the acquisition of machinery and equipment.

Financing Activities

The Company’s cash flows used in financing activities of $47.8 million were attributable to:

•	$29.8 million in Common Stock dividend distributions;

•	$11.3 million in payments on notes and mortgages resulting in an overall decrease in debt outstanding, primarily related to the pay down of the Company’s $11.2 million on the variable rate certificates and $39,000 in payments on the term loans;

•	$9.6 million in Series A, Series B and Series B-1 preferred stock dividend distributions;

•	$1.6 million of net repayments under the Company’s line of credit;

•	$600,000 for 1% commitment fee on Bridge Facility; and

•	$108,000 in distributions to minority interest stockholders.

The Company’s cash flows used in financing activities were partially offset by:

•	$4.7 million of net proceeds from the Series B-1 convertible preferred stock offering; and

•	$374,000 of proceeds from the sale of stock and exercised stock options.

Derivatives, Contractual Obligations and Minimum Future Lease Obligations & Receipts

Derivatives

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company’s derivative financial instruments, which are designated as cash flow hedges, include interest rate swaps and an interest rate collar. During 2004, 2003 and 2002, the Company recorded interest expense of $2.2 million, $2.7 million and $3.3 million, respectively, related to hedge settlements. During 2002, the Company recognized $522,000 as a reduction of interest expense related to the ineffective portion of an interest rate swap. Fair value adjustments reflected in other comprehensive income of $220,000, ($942,000) and ($5.2) million representing the effective portion of all of the Company’s designated cash flow hedges was recorded during 2004, 2003 and 2002, respectively. The amount of Other Comprehensive Income (“OCI”) expected to be reclassified to interest expense in the next 12 months is approximately $243,000.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with Bank of America. This fixed to floating interest rate swap was on a $25.0 million notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%. The Company designated this swap as a fair value hedge on the $111.0 million seven year fixed rate senior unsecured notes payable. Accordingly, all changes in value of the derivative and hedged item were recorded in earnings. This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002. Proceeds from the termination of $1.1 million were collected in October 2002. The gain resulting from the termination of approximately $0.9 million, recorded as a basis adjustment to notes payable on the balance sheet, is being amortized over the original term of the derivative, through May 2005. At December 31, 2004, the unamortized basis adjustment was $110,000.

In conjunction with the offering of certain variable rate certificates, the Company entered into various interest rate protection agreements, including: an interest rate swap at a fixed rate of 2.42% that expired June 2004 on a notional amount of $25.0 million and an interest rate collar with a floor of 4.42% and a ceiling of 6% expiring August 2005 on an original notional amount of $80.0 million which was reduced to $61.1 million at December 31, 2003. These derivatives effectively locked in $25.0 million at 3.426% (2.42% plus 1.006%) through June 2004 and lock in $61.1 million at between 4.42% and 6.0% through August 2005. In 2003, the Company entered into two interest rate swaps, one for $30.0 million and one for $25.0 million, which became effective in April 2004. The $30.0 million instrument has a 2.12% fixed rate, and the $25.0 million instrument has a 2.33% fixed rate. Both instruments mature in September 2005.

Contractual Obligations and Minimum Future Lease Obligations and Receipts (1)

Set forth below are the Company’s contractual obligations (in thousands):

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Line of credit(1)	$8,700	$—	$8,700	$—	$—
Long-term debt(1)	303,044	121,874	136,782	36,352	8,036
Ground leases	17,180	4,022	6,604	3,949	2,605
Mortgage note payable	871	42	829	—	—

Total	$329,795	$125,938	$152,915	$40,301	$10,641

The Company’s additional significant cash requirements include interest on debt, dividends and purchase obligations such as audit and tax fees. The Company expects to pay interest of approximately $16.7 million over the next year, which includes interest on long-term debt and derivative costs. The Company expects to pay common and preferred dividends of approximately $39.8 million over the next year. The Company also expects to pay audit or audit and tax-related fees of approximately $931,000 over the next year.

Minimum future rental receipts at December 31, 2004 are as follows (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$764,705	$60,685	$116,667	$109,768	$477,585
Direct financing leases	1,103	89	178	178	658

Total	$765,808	$60,774	$116,845	$109,946	$478,243

(1)	For more information regarding the Company’s contractual obligations, see Notes 7, 9 and 10 to the Company’s Consolidated Financial Statements incorporated in Item 8 of this report.

Commitments

On July 1, 2004, the Company entered into a three-year product sales contract (the “Contract”). Under the Contract, the Company committed to acquire a minimum of 17.5 million gallons of gasoline per year for the next three years to be sold at the Company’s Hawaii gas stations. The Contract secures a readily available supply of fuel at competitive market prices.

Funds From Operations (FFO)

The Company believes the supplemental non-GAAP measure FFO is a useful indicator of the Company’s operating performance and that the most directly comparable GAAP financial measure to FFO is net income. Management uses FFO as a supplemental measure to conduct and evaluate the business because there are certain limitations associated with using GAAP net income by itself as the primary measure of the Company’s operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, management believes that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. The National Association of Real Estate Investment Trusts (“NAREIT”) created FFO as a supplemental performance measure to exclude historical cost depreciation, among other items, from GAAP net income. The Company’s FFO is computed as net income available to common stockholders (computed in accordance with accounting principles generally accepted in the United States of America), plus real estate related depreciation and amortization, excluding gains (or losses) from sales of property, income/loss allocable to minority interest holders and extraordinary items and is computed in accordance with the NAREIT “White Paper” definition of FFO. The Company believes that the use of FFO, combined with the required primary GAAP presentations, has improved management’s and the investing public’s understanding of REIT operating results. Further, the use of FFO has made comparisons of those results more meaningful and has enabled the evaluation of the Company’s operating performance compared to other REITs that use the NAREIT definition in order to make more informed business decisions based on industry trends or conditions. Therefore, the Company considers FFO a useful measure for reviewing its comparative operating and financial performance because, by excluding gains or losses related to sales of previously depreciated operating real estate assets and excluding real estate asset depreciation and amortization, FFO assists in the comparison of the operating performance of real estate between periods or as compared to other REITs. FFO should not be considered as an alternative to net income as the primary indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. While the Company adheres to the NAREIT definition of FFO in making its calculation, the Company’s method of calculating FFO may not be comparable to the methods used by other REITs and accordingly may be different from similarly titled measures reported by other companies.

The following table sets forth FFO for the years ended December 31, 2004, 2003 and 2002:

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Net income allocable to common stockholders	$10,533	$14,138	$7,166
Real estate depreciation and amortization
Continuing operations	21,848	19,962	19,007
Discontinued operations	388	2,420	3,366
Gain on sale of properties—discontinued operations (1)	(6,401)	(10,962)	(4,271)
Cumulative effect of change in accounting principle	—	270	—
Adjustments allocable to minority interests	(56)	(29)	(108)

FFO (Basic) (2)	26,312	25,799	25,160
Income allocable to minority interests	38	52	6
Adjustments allocable to minority interests	56	29	108

FFO (Diluted) (2)	$26,406	$25,880	$25,274

(1)	Beginning in the second quarter of 2004 the Company began a program of purchasing real estate with the intent of re-sale. Gains on sale associated with this program totaling approximately $1.3 million for the year ended December 31, 2004, respectively, have not been excluded from the calculation of FFO as these gains represent the principal activity of this program.
(2)	Through of December 31, 2004 the Company had expensed $1.5 million of one-time costs related to the definitive agreements to merge with CNLRP. In addition, $110,000 of one-time success bonuses paid to employees related to the definitive agreements to merge with CNLRP and $200,000 of amortization related to the up-front commitment fee on the bridge loan facility entered into in the event that the definitive agreement to merge with CNLRP does not go through were expensed during 2004. In accordance with SFAS No. 141, only the acquiring entity may capitalize merger-related costs. Since this transaction is a reverse acquisition for accounting purposes, CNL Restaurant Properties, Inc. is deemed to be the acquiring entity. Therefore, USRP is required to expense its merger-related costs, which are included in the calculation of FFO.

Alon USA, L.P.

In August 2003, the Company settled litigation with Alon USA, L.P. (“Alon”), the owner of the Fina brand, regarding the branding of the Company’s Fina stations. In February 2003, the Company entered into a lease termination agreement with the tenant of 51 Fina-branded convenience stores in the Dallas market. The Company assumed operations of 25 of the stations and temporarily closed the remaining 26. The original dispute involved whether those Fina stations were required to be operated continuously under the Fina brand. Pursuant to the terms of the settlement agreement, the Company paid Alon approximately $260,000 upon execution of the agreement, agreed to continue to operate the properties under the Fina brand for a specified period and agreed to pay a release fee related to any Fina property not open and operating as a Fina or sold or leased by the Company if the subsequent operator does not continue operating under the Fina brand. The obligation to pay the release fee may be assigned by the Company to the subsequent owner or operator if they covenant to operate the property as a Fina. However, the Company would be liable in the event of a default by any subsequent owner or operator with respect to the payment of the release fee or the covenant to operate the property under the

Fina brand. For the years ended December 31, 2004 and 2003, payments made by the Company under the settlement agreement were $93,000 and $21,000, respectively. If all of the Company’s Fina stores were permanently not open and operating under the Fina brand, the Company’s maximum liability would be approximately $1.8 million as of December 31, 2004.

Lyon’s of California

The Company has significant mortgage loans and a note receivable due from Lyon’s of California, Inc. (“Lyon’s”) secured by four Lyon’s restaurant properties. As a result of the 2001 bankruptcy filings of Lyon’s, interest income associated with these notes had not been recognized since September 2001. All of the notes are valued based on the estimated fair value of the collateral, as collateral disposal is one of the primary means through which the Company will collect on its outstanding balance. At December 31, 2004, the Company had $2.4 million of net mortgage loans, a $41,000 note receivable and $245,000 of other receivables due from Lyon’s.

In April 2004, FSI entered into a management agreement with Lyon’s, whereby FSI would provide management oversight of the Lyon’s brand name and franchise system. The Company also provided employees necessary to operate the four Lyon’s corporate-operated restaurants through the November 2004 termination of the agreement. Compensation to FSI under the management agreement included an annual management fee and full reimbursement, including an administrative charge, for labor costs related to the employees supplied to the four corporate-operated restaurants. For the year ended December 31, 2004, payroll and administration fees for employees at the Lyon’s corporate-owned stores were approximately $1.6 million, and management fees were approximately $52,000. These fees were included as retail operations revenue in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2004, payroll expense related to Lyon’s employees were approximately $1.5 million and was included in general and administrative expense in the Consolidated Statements of Operations. As of December 1, 2004 a third party manager was installed to manage and provide the employees to operate Lyon’s stores.

Inflation

While a few of the Company’s leases are subject to adjustments for increases in the Consumer Price Index, the majority of the leases contain fixed escalation clauses which reduce the risk to the Company of the adverse effects of inflation relative to fixed rent leases. Additionally, to the extent inflation increases tenant’s sales volume, percentage rents may tend to offset the effects of inflation on the Company. Because triple net leases also require the restaurant operator to pay for some or all operating expenses, property taxes, property repair and maintenance costs (including environmental costs) and insurance, some or all of the inflationary impact of these expenses will be borne by the property operator and not by the Company. Inflation does impact the Company through the purchase of gasoline by the retail segment.

Seasonality

Restaurant operations historically have been seasonal in nature, reflecting higher unit sales during the second and third quarters due to warmer weather and increased leisure travel. This seasonality can be expected to cause fluctuations in the Company’s quarterly revenue to the extent it recognizes percentage rent.

New Accounting Pronouncements

Inventory costs

In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4, which amends chapter 4 of ARB No. 43 that deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

Exchange of non-monetary assets

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets an amendment of APB Opinion No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

Share Based payments

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period beginning after June 15, 2005. We are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date. Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted. Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

We have commenced our analysis of the impact of SFAS 123(R), but have not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, (3) whether we will use the modified prospective method or elect to use the modified retrospective method, and (4) whether we will elect to use straight line amortization or an accelerated method.

Accordingly, we cannot currently quantify with precision the effect that this standard would have on our financial position or results of operations in the future, except that the Company probably will recognize a greater expense for any awards that we may grant in the future than we would using the current guidance. If we were to adopt SFAS No. 123(R) using the modified retrospective method, our net income would have been approximately $44,000 less in the year ended December 31, 2004 and approximately $36,000 less in the year ended December 31, 2003.

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

Market Risk on Investments

The fair value of the Company’s investment portfolio would be negatively affected by an increase in interest rates. Since the majority of the Company’s investments are interest-bearing and therefore subject to the market risk of loss from a decline in rates, the Company’s future earnings and cash flows could be affected adversely. However, at December 31, 2004, the Company’s investment portfolio has been reduced to $271,000, and changes in value relating to market risks would not significantly impact the Company’s operations. The Company also has investments in fixed rate notes and mortgage loans receivable. Changes in interest rates do not have a direct impact on interest income related to these notes and loans.

Market Risk on Variable Rate Debt

The Company’s interest rate risk is sensitive to interest rate changes on its variable rate debt. The Company had total outstanding debt of $312.7 million at December 31, 2004, of which approximately $200.7 million was variable rate debt. Of this amount, $93.6 million, or 46.7% was unhedged. All other things being equal, the interest expense on the Company’s unhedged variable rate debt will decrease as interest rates decline and will increase as rates rise. Exposure to interest rate risk is generally managed using derivative financial instruments, such as interest rate swaps, in conjunction with a portion of the Company’s variable rate debt to mitigate the interest rate risk on an associated financial instrument or to lock in an interest rate on its variable rate debt under its credit agreement with Bank of America and its Triple Net Lease Mortgage Certificates. Fair values for the Company’s derivative instruments were obtained from broker statements. As it relates to unhedged variable rate debt, if market interest rates average 1% more than in 2004, the impact related to additional annual interest expense would decrease net income and cash flows by $1.0 million for 2005. This amount was determined by calculating the effect of a hypothetical interest rate on the Company’s unhedged variable rate debt. This sensitivity analysis assumes that there are no changes in the Company’s financial structure. Management believes that the fair value of its variable rate debt equals its carrying value at December 31, 2004 and 2003.

Market Risk on Fixed Rate Debt

The Company’s long-term fixed interest rate debt is also subject to market risk. Fixed rate debt outstanding at December 31, 2004 was $111.9 million with a weighted average interest rate of 7.2%. All other things being equal, the fair market value of the Company’s fixed rate debt will increase as rates decline and will decrease as rates rise. The fixed rate notes payable and the mortgage note payable totaling $111.9 million at December 31, 2004 had a fair value of $112.4 million based on interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

Item 8.	Financial Statements and Supplementary Data.

The financial information and supplementary data begin on page F-1 of this Form 10-K. Such information is incorporated by reference into this Item 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors.

Based on their evaluation as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on our assessment we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria. There have been no changes during the last year that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

The Company’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting, which appears below:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

U.S. Restaurant Properties, Inc.

Dallas, Texas

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that U.S. Restaurant Properties, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s consolidated financial statements and related consolidated financial statement schedules as of and for the year ended December 31, 2004 and our report dated February 24, 2005 expressed an unqualified opinion on those financial statements and financial statement schedules and included explanatory paragraphs referring to changes in the method of accounting for discontinued operations in 2002 and asset retirement obligations in 2003 as required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and SFAS No. 143, Accounting for Asset Retirement Obligations, respectively.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2005

PART III

Item 10.	Directors and Executive Officers of the Registrant.

Directors of the Company.

Name	Age	Principal Occupation	Director Since
David M. West	47	Mr. West was elected Chairman of the Board, a Director and Interim Chief Executive Officer in March 2001 (he resigned as Interim Chief Executive Officer in June 2001 at the time Mr. Stetson was elected Chief Executive Officer) in connection with the closing of a significant common stock investment by Lone Star Fund III (U.S.), L.P. and its affiliates (“Lone Star Funds”) in the Company. Lone Star Funds is one of the largest opportunity funds in the world, with over $8 billion of equity capital under management. Mr. West is also a member of the Executive Committee of the Company. Mr. West is the President of Lone Star U.S. Acquisitions, LLC and, in that capacity, directs all North American origination, underwriting and asset management efforts for Lone Star Funds. Prior to joining Lone Star Funds in 1998, Mr. West was a Senior Vice President with L.J. Melody & Company where he was responsible for originating real estate debt and equity transactions. His professional experience also includes 15 years with General Electric Capital Commercial Real Estate where, as Senior Vice President/Territory Manager, he led the real estate investment group for the Southwest United States. Mr. West is a director or officer of several non-public companies, which are owned or controlled by Lone Star Funds or affiliates of Lone Star Funds.	March 2001

Len W. Allen, Jr.	40	Mr. Allen is a Director of the Company and a member of the Executive Committee. Since August 2000, Mr. Allen has served as Executive Vice President of Lone Star U.S. Acquisitions LLC where he is responsible for originating investment opportunities in North America for the affiliated funds. From February 1997 until he joined Lone Star Funds, Mr. Allen was Executive Vice President of Hudson Advisors LLC, an affiliate, where he was responsible for managing portfolios of assets located in North America. Mr. Allen’s previous experience also includes Lehndorff USA, a diversified real estate company with holdings throughout the United States. Mr. Allen is a director or officer of several non-public companies, which are owned or controlled by Lone Star Funds or affiliates of Lone Star Funds.	March 2001

G. Steven Dawson	47	Mr. Dawson is a Director of the Company, serves as chairman of the Audit Committee and is a member of the Compensation Committee. He also has been designated as the “audit committee financial expert,” as such term is defined in the Rules of the Securities and Exchange Commission. Mr. Dawson serves on the boards of directors of the following publicly traded real estate investment trusts (“REIT”): AmREIT (AMEX: AMY), American Campus Communities, Inc. (NYSE: ACC), Sunset Financial (NYSE): SFO). In addition he serves on the boards of Desert Capital REIT, Inc., a non-listed public REIT, and Medical Properties Trust, A REIT who has filed an S-11 in anticipation of its upcoming initial public offering. From 1990 until 2003, Mr. Dawson served as Senior Vice President and Chief Financial Officer of Camden Property Trust (NYSE: CPT) (or its predecessors), a large multifamily REIT. Prior to 1990, Mr. Dawson served in various related capacities with companies involved in commercial real estate including land and office building development as well as the construction and management of industrial facilities located on airports throughout the country.	June 2000

Name	Age	Principal Occupation	Director Since
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

John C. Deterding	73	Mr. Deterding is a Director of the Company, Chairman of the Nominating and Corporate Governance Committee and a member of the Audit Committee. He has been the owner of Deterding Associates, a real estate consulting company, since June 1993. From 1975 until June 1993 he served as Senior Vice President and General Manager of the Commercial Real Estate division of General Electric Capital Corporation. From November 1989 to June 1993, Mr. Deterding served as Chairman of the General Electric Real Estate Investment Company, a privately held REIT. He served as Director of GECC Financial Corporation from 1986 to 1993. He currently serves as trustee for Fund I and Fund II of Fortress Registered Investment Trust and serves on both its audit and compensation committees Since June of 2004 Mr. Deterding has served as a Director and Chairman of Strategic Hotel Capital, a publicly traded REIT, and also serves on the Audit, Compensation and Corporate Governance committees. Mr. Deterding has served as a trustee for BAI, a private investment fund and was a Trustee of the Urban Land Institute.	June 2001

Robert Gidel	53	Mr. Gidel is a Director of the Company, Chairman of the Compensation Committee, a member of the Nominating and Corporate Governance Committee and a member of the Audit Committee. Since 1998, Mr. Gidel has been the Managing Director of Liberty Partners, L.P., a partnership which makes investments in real estate operating companies and partnerships. Since 1966, Mr. Gidel has been the independent member of the Independent Investment Committee of the Loan Star Funds. The investment committee approves, but does not generate, all investments made by the Loan Star Funds. Through April 1998 (when it merged with EastGroup Properties), Mr. Gidel was the President, Chief Executive Officer and a Director of Meridian Point Realty Trust VIII, a publicly traded REIT specializing in industrial properties. Through April 1997, Mr. Gidel served as President, COO and a Director of Paragon Group, Inc., a publicly traded REIT that owned multifamily apartments located in the southern states, and from 1995 through 1996, served as President of Paragon Group Property Services, a related subsidiary providing property management services. From 1995 until 1997, Mr. Gidel was a Partner and the COO of Brazos Principal GenPar, the general partner of the Brazos Fund, and served as President, COO and a Director of Brazos Asset Management, the general partner of Brazos Partners, from 1993 to 1995. Both Brazos entities were real estate opportunity funds sponsored by affiliates of Robert M. Bass and had assets in excess of $1 and $3 billion, respectively. Prior to 1993, Mr. Gidel served in several executive management positions with Alex Brown Kleinwort Benson Realty Advisors and Heller Financial. Mr. Gidel is currently a member of the Board of Directors of two publicly traded REITs—Developers Diversified Realty Corporation (of which he is Lead Director and is the Chairman of the Compensation Committee) and Global Signal, Inc. (of which he is lead Director, chairman of the governance committee and member of the compensation committee) and Trustee of two investment companies—Fortress Registered Investment Trust. and Fortress Registered Investment Fund II LLC.	March 2001

Name	Age	Principal Occupation	Director Since
James H. Kropp	56	Mr. Kropp is a Director of the Company and served as Chairman of two Special Committees as well as a member of the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Kropp is principally employed as Portfolio Manager of the Realty Enterprise Funds. From 1994 to 2004 he served as a Managing Director for Christopher Weil & Company, Inc. (“CWC”) and headed its real estate investment banking and portfolio management efforts, including formation of the Realty Enterprise Funds. CWC performed a number of investment banking assignments for the Company until early 2001. Prior to joining CWC, Mr. Kropp served in executive management positions with MECA Associates USA, Harlon East Properties, Inc. and Morgan Stanley Realty, Inc. and Arthur Young & Company. He currently serves as a Director of PS Business Parks (where he is chairman of the compensation committee) and Madison Park Real Estate Investment Trust, a non-public REIT.	June 2001

Robert J. Stetson	54	Mr. Stetson is a Director of the Company, a member of the Executive Committee and has been Chief Executive Officer of the Company since June 2001. He served as the Chief Executive Officer and President of the Company from its formation in January 1997 until October 1999. From May 1994 until December 2000, Mr. Stetson also served as President and a Director of QSV Restaurant Properties, Inc. (“QSV”), the former general partner of U.S. Restaurant Properties Master L. P. (“USRP Master L.P.”), the predecessor to the Company, and, until October 1999, was also Chief Executive Officer of QSV. From 1987 until 1992, Mr. Stetson served as the Chief Financial Officer and later President-Retail Division of Burger King Corporation and Chief Financial Officer and later Chief Executive Officer of Pearle Vision. As Chief Financial Officer of Burger King Corporation, Mr. Stetson was responsible for managing more than 950 restaurants that Burger King Corporation leased to tenants. Prior to 1987, Mr. Stetson served in several positions with PepsiCo Inc. and its subsidiaries, including Chief Financial Officer of Pizza Hut, Inc.	January 1997

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

Name	Age	Title
Robert J. Stetson	54	Chief Executive Officer, Director
Harry O. Davis	48	Chief Operating Officer
Stacy M. Riffe	39	Chief Financial Officer and Secretary

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

Stacy M. Riffe. Ms. Riffe joined the Company in October 2002 as Chief Financial Officer and was appointed Secretary in 2003. From November 1999 until joining the Company, Ms. Riffe served as Chief Financial Officer of Mail Box Capital Corporation d/b/a The Mail Box, a printing and mailing company. From April 1998 until November 1999, Ms. Riffe served as Chief Financial Officer of Pinnacle Restaurant Group, LLC, which was the owner/operator of Harrigan’s Grill and Bar restaurants. From January 1996 until November 1997, Ms. Riffe was Chief Financial Officer of Casa Olé Restaurants, Inc. (currently Mexican Restaurants, Inc.). From 1991 until 1996, Ms. Riffe held various positions, including Controller, with Spaghetti Warehouse, Inc. Prior to 1991, Ms. Riffe was an auditor for the Dallas office of KPMG Peat Marwick.

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

To the Company’s knowledge, based solely on the review of the copies of such reports furnished to the Company and written representations that no other reports were required, during 2004, the Company’s officers, directors and 10% stockholders complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics.

The Nominating and Corporate Governance Committee of the Company’s Board of Directors has adopted a code of business and ethics for directors, officer and employees, known as the Code of Business Conduct and Ethics. The Board of Directors has also adopted the Code of Business Conduct and Ethics, which is, available on the Company’s website at “http://www.usrp.com.” Stockholders may request a free copy of the Code of Business Conduct and Ethics from:

U.S. Restaurant Properties, Inc.

Attention: Investor Relations

12240 Inwood Road, Suite 300

Dallas, Texas 75244

(972) 387-1487, extension 147

We have also adopted a Code of Ethical Conduct for Senior Financial Officers setting forth a code of ethics applicable to the Company’s principal executive officer, principal financial officer and principal accounting officer or controller, which is available on our website at “http://www.usrp.com.” Stockholders may request a free copy of the Code of Ethical Conduct for Senior Financial Officers from the address and phone number set forth above.

Corporate Governance Guidelines.

The Nominating and Corporate Governance Committee of the Company’s Board of Directors has adopted Corporate Governance Guidelines, which the Board of Directors has also adopted. The Corporate Governance Guidelines are available on our website at “http://www.usrp.com.” Stockholders may request a free copy of the Corporate Governance Guidelines from the address and phone number set forth above under “Code of Ethics.”

Item 11.	Executive Compensation.

Compensation of Directors.

Directors who are not employees of the Company are paid a $14,000 annual retainer and receive 1,000 shares of restricted stock each year upon election or re-election, as appropriate. The restricted stock shares are awarded under the Company’s Flexible Incentive Plan and vest over the next year if the directors serve through the year. Each committee chairman receives an additional $6,000 per annum, and the audit committee chairman also receives $5,000 of the Company’s common stock each year. Directors who are employees of the Company are not paid any director’s fees. Directors also receive $1,000 for each Board or committee meeting attended in person and $250 per meeting attended telephonically. The Company may reimburse all directors for their travel expenses incurred in connection with attending meetings and their activities on behalf of the Company. In addition, $25,000 and $15,000 was paid to James Kropp and to Steven Dawson, respectively in 2004 related to their work related to the Merger and Sarbanes Oxley.

Compensation of Executive Officers.

The following table sets forth certain information with respect to annual and long-term compensation for the period ended December 31, 2004, paid or accrued with respect to each of the Company’s executive officers (the “Executive Officers”).

	Annual Compensation							Long-Term Compensation Awards	All Other Compensation
Name and Principal Position	Year	Salary		Bonus			Other Annual Compensation	Securities Underlying Options
Robert J. Stetson Chief Executive Officer, Director	2004 2003 2002	$ $ $	259,616 250,000 245,192	$ $ $	100,000 450,000 100,000		— — —	— — —		— — —

Harry O. Davis Chief Operating Officer	2004 2003 2002	$ $ $	151,808 127,308 107,610	$ $ $	42,000 55,800 30,000	(4)	— — —	— — 15,000		— — —

Stacy M. Riffe(1) Chief Financial Officer	2004 2003 2002	$ $ $	181,077 158,115 25,962	$ $ $	94,000 76,780 10,000	(3)	— — —	— — 20,000	$	— 20,000 —	(2)

(1)	Ms. Riffe was appointed as Chief Financial Officer in October 2002.
(2)	Represents cash payment resulting from delay in issuing options.
(3)	Consists of $40,000 cash and 2,000 shares of common stock.
(4)	Consists of $43,600 cash and 663 shares of common stock.

Option Grants.

No options were granted to Executive Officers under the Flexible Incentive Plan that the Stockholders approved in 1997 and amended in 1998 during the fiscal year ended December 31, 2004.

Option Exercises, Year-End Option Values and Stock Grants.

The following table sets forth certain information concerning option exercises during the 2004 fiscal year and the value of the unexercised options at December 31, 2004 held by the Executive Officers.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES

	Shares Acquired On Exercise	Realized Value	Number of Securities Underlying Unexercised Options at Fiscal Year-End		Value of Unexercised in-the-Money Options at Fiscal Year-End
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Robert J. Stetson (2)	—	$—	—	—	$—	$—
Harry O. Davis (4)	10,000	$31,050	10,000	—	$38,100	$—
Stacy M. Riffe (4)	—	$—	20,000	—	$76,200	$—

(1)	The fair market value on December 31, 2004 of the Common Stock underlying the options was $18.06 per share.
(2)	During the first quarter of 2004, the Company granted 15,000 shares of restricted stock to the chief executive officer, which represents a value of $276,000 upon vesting. These shares are scheduled to vest on July 1, 2005.
(3)	During the first and second quarters of 2004, the Company granted 12,287 shares of restricted stock to the non-employee members of its Board of Directors. Compensation expense in the amount of $188,000 is included in the accompanying Consolidated Financial Statements based on the fair market value of the stock at the dates of the grant of $15.73 and $17.21, per share for all shares vested through December 31, 2004.
(4)	During the first quarter of 2004, the Company granted 2,000 and 663 shares to Stacy Riffe and Harry Davis, respectively related to 2003 bonuses.

Employment Agreement

The Company entered into an employment agreement with Mr. Stetson as of July 1, 2003. This agreement provides for a minimum salary of $250,000 per year and a bonus of up to $100,000 which is payable based on the attainment of specific goals. The agreement also provides for the granting of 15,000 shares of restricted stock to Mr. Stetson no later than March 31, 2004 which vest if certain situations occur such as termination without cause or a change in control of the Company but no later than July 1, 2005. Two months prior to expiration, unless notification of termination is given, this agreement extends for one year from the date of expiration.

Severance Arrangements

The Company entered into severance agreements with Mr. Davis and Ms. Riffe as of January 1, 2004. These agreements, which each have an initial term of five years, provide for severance payments if certain situations occur such as termination without cause or a change in control of the Company. If a change in control of the Company occurs, each of Mr. Davis and Ms. Riffe shall be entitled to receive a payment equal to half their salary at such time. In addition, if either Mr. Davis or Ms. Riffe is terminated following a change in control (other than for cause), he or she would be entitled to an additional payment equal to one times his or her salary at such time. If at any time, either Mr. Davis or Ms. Riffe is terminated (other than following a change in control) other than for cause, he or she would be entitled to a severance payment equal to three-quarters of his or her salary at such time.

Compensation Committee Interlocks and Insider Participation.

The Compensation Committee consists of members of the Board of Directors who are neither former nor current officers or employees of the Company or any of its subsidiaries. Robert J. Stetson served on the Board of Directors of Shoney’s, Inc. until September 2004.

Item 12.	Security Ownership of Certain Beneficial Owners and Management.

Security Ownership of Management

The following table and the notes thereto set forth certain information with respect to the beneficial ownership of shares of Common Stock of the Company, at February 1, 2005 by each Director, each Executive Officer and by all Executive Officers and Directors as a group:

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned(1)		Percent of Class
Robert J. Stetson 12240 Inwood Road, Suite 300 Dallas, Texas 75244	447,824	(2)	1.98%

Harry O. Davis 12240 Inwood Road, Suite 300 Dallas, Texas 75244	28,440	(3)	*

Stacy M. Riffe 12240 Inwood Road, Suite 300 Dallas, Texas 75244	22,392	(4)	*

David M. West 717 N. Harwood Street, Suite 2200 Dallas, Texas 75201	7,000		*

Len W. Allen, Jr. 717 N. Harwood Street, Suite 2200 Dallas, Texas 75201	2,000		*

G. Steven Dawson 3555 Maranatha Drive Sugar Land, Texas 77479	18,448	(5)	*

John C. Deterding 107 N. Waterview Drive Richardson, Texas 75080	12,163	(6)	*

Robert Gidel 3001 N. Rocky Point Drive East, Suite 200 Tampa, Florida 33607	11,000	(7)	*

James H. Kropp 13335 Winstanley Way San Diego, California 92130	11,000	(8)	*

All Directors and Executive Officers (9 persons)	560,267		2.48%

*—Less than 1%

(1)	Except as otherwise indicated, (i) the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, and (ii) none of the shares shown in this table or referred to in the footnotes hereto are shares of which the persons named in this table have the right to acquire beneficial ownership as specified in Rule 13d-3(d)(1) promulgated under the Exchange Act.
(2)	Includes 1,421 shares of Common Stock held in a 401(k) plan. 100,000 shares of common stock are pledged as collateral for shareholder loan.
(3)	Includes 2,627 shares of Common Stock held in a 401(k) plan and 10,000 shares of Common Stock subject to options currently exercisable. Does not include 7,284 shares of Common Stock beneficially owned by his wife as to which he disclaims any beneficial ownership.
(4)	Includes 20,000 shares of Common Stock subject to options currently exercisable and 392 shares of Common Stock held in a 401(k) plan.
(5)	Includes 8,000 shares of Common Stock subject to options currently exercisable and 5,161 shares of Common Stock issuable upon conversion of 5,500 shares of Series A Preferred Stock currently owned by Mr. Dawson.
(6)	Includes 8,000 shares of Common Stock subject to options currently exercisable.
(7)	Includes 8,000 shares of Common Stock subject to options currently exercisable.
(8)	Includes 4,000 shares of Common Stock subject to options currently exercisable.

The only equity compensation plan that the Company has is its Flexible Incentive Plan, which was approved by the Company’s Stockholders. Set forth below is certain information with respect to that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	87,000	$14.95	434,636
Equity compensation plans not approved by security holders	—	—	—

Total	87,000	$14.95	434,636

Item 13.	Certain Relationships and Related Transactions.

In March 2000, the Company advanced $400,000 to Mr. Stetson, the Company’s Chief Executive Officer, for the purchase of Common Stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March 2006. During the third quarter of 2002, this promissory note was paid down by $125,000, and during 2004, an additional $75,000 was paid. At December 31, 2004, there was a balance of $200,000 due on this note.

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

Aggregate fees billed to the Company for the years ended December 31, 2004, 2003 and 2002 by the Company’s principal accounting firm, Deloitte & Touche LLP (“D&T”), were as follows:

	2004	2003	2002
Audit Fees	$805,000	$414,500	$248,600
Audit Related Fees	7,700	24,700	7,000
All Other Fees	5,000	—	—

Total Fees	$817,700	$439,200	$255,600

The Audit Committee has preapproved all services performed by D&T and determined the provision of the services included within “Audited Related Fees” and “All Other Fees” to be compatible with maintaining the principal accountant’s independence. Audit Fees are for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the registrant’s Form 10-Q, as well as audit procedures performed in connection with certain registration statements. Audit-Related Fees are fees for assurance and related services by the principal accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

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

(b) Exhibits

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

Date: February 24, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of U.S. Restaurant Properties, Inc. and in the capacities and on the dates indicated.

Signatures	Title	Date

/S/ ROBERT J. STETSON Robert J. Stetson	Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2005

/S/ STACY M. RIFFE Stacy M. Riffe	Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	February 24, 2005

/S/ DAVID M. WEST David M. West	Chairman of the Board of Directors and Director	February 24, 2005

/S/ LEN W. ALLEN, JR. Len W. Allen, Jr.	Director	February 24, 2005

/S/ G. STEVEN DAWSON G. Steven Dawson	Director	February 24, 2005

/S/ JOHN C. DETERDING John C. Deterding	Director	February 24, 2005

/S/ ROBERT GIDEL Robert Gidel	Director	February 24, 2005

/S/ JAMES H. KROPP James H. Kropp	Director	February 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

U.S. Restaurant Properties, Inc.

Dallas, Texas

We have audited the accompanying consolidated balance sheets of U.S. Restaurant Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the Index at Item 15(a)(2). These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of U.S. Restaurant Properties, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements under the caption “Long-Lived Assets”, the Company changed its method of accounting for discontinued operations in 2002 as required by Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

As discussed in Note 2 to the financial statements under the caption “Asset Retirement Obligations”, the Company changed its method of accounting for asset retirement obligations in 2003 as required by Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Dallas, Texas

February 24, 2005

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2004	December 31, 2003
Assets
Property, net:
Land	$208,784	$211,862
Buildings and leasehold improvements	361,914	369,391
Machinery and equipment	12,276	12,231

	582,974	593,484
Less: accumulated depreciation	(126,796)	(109,934)

	456,178	483,550
Construction in progress	—	35
Assets related to property held for sale, net	6,861	—
Cash and cash equivalents	2,031	13,855
Restricted cash and marketable securities	8,240	3,782
Rent and other receivables, net (includes $684 and $1,343 allowance for doubtful accounts at December 31, 2004 and 2003, respectively)	4,917	7,259
Straight line rent receivables, net (includes $200 and $440 allowance for doubtful accounts at December 31, 2004 and 2003, respectively, and $5,506 and $3,482 of remodel grants at December 31, 2004 and 2003, respectively)	18,872	15,295
Prepaid expenses and other assets	1,080	1,362
Inventories	2,490	2,986
Investments	271	405
Notes receivable, net (includes $2,854 and $2,887 allowance for doubtful accounts at December 31, 2004 and 2003, respectively)	5,503	6,247
Mortgage loans receivable, net (includes $252 allowance for doubtful accounts at December 31, 2004 and 2003)	13,814	10,170
Net investment in direct financing leases	311	256
Deferred financing costs and intangibles, net	7,255	9,327

Total assets	$527,823	$554,529

Liabilities and stockholders’ equity
Accounts payable and accrued liabilities	$19,314	$19,458
Accrued dividends and distributions	2,513	2,491
Line of credit	8,700	10,300
Interest rate derivatives at fair value	243	2,671
Notes payable	303,154	314,696
Mortgage note payable	871	910

Total liabilities	334,795	350,526

Minority interests	1,003	1,074

Commitments and contingencies

Stockholders’ equity
Preferred stock, $0.001 par value per share: Series A Cumulative Convertible Preferred Stock—50,000 shares authorized, 4,084 Shares issued and outstanding at December 31, 2004 and 2003 (aggregate Liquidation value of $102,107)	4	4
Series B and B-1 Convertible Preferred Stock—25 shares authorized, 25 shares issued and outstanding at December 31, 2004 (aggregate liquidation value of $25,000)	—	—
Common stock, $0.001 par value per share; 100,000 shares authorized, 22,585 and 22,527 shares issued and outstanding at December 31, 2004 and 2003, respectively	23	23
Additional paid-in capital	401,462	395,626
Excess stock, $0.001 par value per share; 15,000 shares authorized, no shares issued	—	—
Accumulated other comprehensive loss	(243)	(2,671)
Loans to stockholders for common stock	(224)	(299)
Distributions in excess of net income	(208,997)	(189,754)

Total stockholders’ equity	192,025	202,929

Total liabilities and stockholders’ equity	$527,823	$554,529

See Notes to Consolidated Financial Statements

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2004	2003	2002
Revenues
Rental income	$61,776	$58,439	$56,711
Tenant expense reimbursements	3,259	3,072	2,769
Lease termination fees	385	1,285	92
Interest on real estate loans	1,863	3,065	3,246
Retail operations	55,813	50,460	35,455

Total revenues	123,096	116,321	98,273
Expenses
Ground rent	3,400	3,482	2,951
Property taxes	1,012	819	971
Other property	1,240	1,220	973
Legal	1,795	2,045	2,855
Depreciation and amortization	21,947	20,077	19,032
Impairment of long-lived assets	144	956	447
Provision (benefit) for doubtful accounts	377	209	(2,000)
General and administrative	15,227	10,485	9,894
Retail cost of sales	46,981	41,619	29,778

Total expenses	92,123	80,912	64,901
Gain on sale of investments	—	2,105	202

Income from continuing operations	30,973	37,514	33,574
Non-operating income	34	36	730
Interest expense	(18,683)	(20,121)	(22,306)
Minority interests	(38)	(4,147)	(4,681)

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	12,286	13,282	7,317
Income from discontinued operations	8,212	9,197	6,951
Cumulative effect of change in accounting principle	—	(220)	—

Net income	20,498	22,259	14,268
Dividends on preferred stock	(9,965)	(8,121)	(7,102)

Net income allocable to common stockholders	$10,533	$14,138	$7,166

Basic net income per share:
Income from continuing operations allocable to common stockholders	$0.11	$0.26	$0.01
Income from discontinued operations	0.36	0.45	0.35
Cumulative effect of change in accounting principle	—	(0.01)	—

Basic net income per share	$0.47	$0.70	$0.36

Diluted net income per share:
Income from continuing operations allocable to common stockholders	$0.10	$0.26	$0.01
Income from discontinued operations	0.36	0.45	0.35
Cumulative effect of change in accounting principle	—	(0.01)	—

Diluted net income per share	$0.46	$0.70	$0.36

Weighted average shares outstanding
Basic	22,557	20,229	19,660
Diluted	22,656	20,317	19,762

See Notes to Consolidated Financial Statements

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Net income	$20,498	$22,259	$14,268
Other comprehensive income (loss):
Unrealized gain (loss) on derivative valuation, net of reclassifications (See note 7)	2,428	1,740	(1,862)
Reclassification of losses on investments	—	—	2,522

Comprehensive income	$22,926	$23,999	$14,928

See Notes to Consolidated Financial Statements

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Years Ended December 31, 2004, 2003 and 2002

(In thousands)

	Preferred Stock Series A		Preferred Stock Series B		Common Stock		Addit. Paid-in Capital	Accum. Other Compre- hensive Income (Loss)	Loans To Stock- holders	Distributions In Excess of Net Income	Total
	Shares	Par Value	Shares	Par Value	Shares	Par Value
Balances at January 1, 2002	3,680	$4	—	$—	19,459	$19	$324,448	$(5,071)	$(850)	$(161,950)	$156,600
Net income										14,268	14,268
Purchase of common stock by officers					10		120		(24)		96
Repayment by officers of loans for common stock purchases									763		763
Common stock received and retired as repayment of officer loans					(20)		(287)		287		—
Reclassification of officer notes									(475)		(475)
Proceeds from exercised stock options					162	1	1,749				1,750
Stock-based compensation to employees and others							315				315
Common stock issued to redeem guaranteed price OP units					221		1,411				1,411
Other comprehensive income (loss)- unrealized loss on derivative valuation, net of reclassifications								(1,862)			(1,862)
Change in unrealized loss on investments								2,522			2,522
Distributions declared on commons stock										(23,815)	(23,815)
Distributions declared on preferred stock										(5,326)	(5,326)

Balances at December 31, 2002	3,680	4	—	—	19,832	20	327,756	(4,411)	(299)	(176,823)	146,247
Net income										22,259	22,259
Proceeds from issuance of Series A Preferred stock	404	—					8,572				8,572
Proceeds from issuance of Series B Preferred stock			20	—			18,200				18,200
Proceeds from issuance of Series B Preferred stock warrants							338				338
Series B preferred stock accretion							172			(172)	—
Proceeds from sale of common stock					2,575	3	39,246				39,249
Proceeds from exercised stock options					120	—	1,322				1,322
Stock-based compensation to employees							20				20
Other comprehensive income (loss)—Unrealized loss on derivative valuation, net of reclassifications								1,740			1,740
Distributions declared on common stock										(27,110)	(27,110)
Distributions declared on preferred stock										(7,908)	(7,908)

Balances at December 31, 2003	4,084	$4	20	$—	22,527	$23	$395,626	$(2,671)	$(299)	$(189,754)	$202,929
Net income										20,498	20,498
Repayment by stockholders of loans for Common Stock									75		75
Costs associated with issuance of Preferred Stock							(67)				(67)
Proceeds from issuance of Series B & Series B-1 Preferred stock			5	—			4,650				4,650
Proceeds from issuance of Series B & Series B-1 Preferred stock warrants							95				95
Series B preferred stock accretion							364			(364)	—
Proceeds from exercised stock options					28	—	374				374
Stock-based compensation to employees					30	—	420				420
Other comprehensive income (loss)—Unrealized loss on derivative valuation, net of reclassifications								2,428			2,428
Distributions declared on common stock										(29,776)	(29,776)
Distributions declared on preferred stock										(9,601)	(9,601)

Balances at December 31, 2004	4,084	$4	25	$—	22,585	$23	$401,462	$(243)	$(224)	$(208,997)	$192,025

See Notes to Consolidated Financial Statements.

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities
Net income	$20,498	$22,259	$14,268
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	22,335	22,591	22,417
Amortization of deferred financing costs and discounts	1,872	1,728	2,006
Cumulative effect of change in accounting principle	—	270	—
Impairment of long-lived assets	362	5,120	2,406
Provision for doubtful accounts	347	209	(1,661)
Stock-based compensation	420	20	—
Accretion of interest expense (income)	37	41	(487)
Fair value adjustment	(58)	(15)	(522)
Minority interests	38	4,147	4,681
Gain on settlement of asset retirement obligation	—	(64)	—
Gain on sale of property	(6,401)	(11,055)	(4,271)
Gain on sales of property held for sale	(1,335)	—	—
Gain on sale of investments	—	(2,105)	(208)
Change in rent and other receivables, net	1,835	1,089	(1,117)
Change in straight line rent, net	(4,855)	(773)	(2,339)
Change in prepaid expenses	276	58	43
Change in inventories	479	(1,743)	(655)
Change in net investment in direct financing leases	(56)	93	611
Change in intangibles	—	388	—
Change in accounts payable and accrued liabilities	(87)	664	(700)
Change in unearned contingent rent	114	(251)	(298)
Other changes	—	225	403

Cash flows from operating activities	35,821	42,896	34,577

Cash flows from investing activities
Proceeds from sale of property and equipment	32,029	41,708	24,393
Purchase of property	(11,880)	(38,735)	(18,924)
Purchase of property held for sale	(14,130)	—	—
Purchase of machinery and equipment	(1,204)	(3,121)	(519)
Purchase of investments	—	—	(3,993)
Proceeds from sale of investments	—	4,490	8,762
Distributions received on investments	134	—	—
Change in restricted cash	(4,401)	(927)	4,411
Mortgage notes receivable acquired	(5,255)	(15,000)	(39,133)
Mortgage loans receivable principal payments	3,384	28,764	5,267
Notes receivable issued	(171)	(147)	(1,275)
Notes receivable principal payments	1,818	2,845	612
Increase in lease acquisition premiums	(164)	—	—
Other changes	—	(98)	477

Cash flows from investing activities	160	19,779	(19,922)

continued on next page

See Notes to Consolidated Financial Statements.

U.S. RESTAURANT PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from financing activities
Proceeds from line of credit	$58,750	$48,250	$39,700
Payments on line of credit	(60,350)	(62,950)	(14,700)
Proceeds (Costs) associated with issuance of preferred stock	(67)	39,249	—
Proceeds from issuance of Series A preferred stock	—	8,572	—
Proceeds from issuance of Series B and B-1 preferred stock	4,650	18,200	—
Proceeds from issuance of Series B and B-1 preferred stock warrants	95	338	—
Distributions to minority interest shareholders	(109)	(4,194)	(4,762)
Redemption of minority interest in subsidiary	—	(52,813)	—
Payment of common stock dividends	(29,773)	(26,801)	(25,961)
Payment of preferred stock dividends	(9,583)	(7,908)	(7,102)
Proceeds from sale of stock and exercised stock options	374	1,322	1,846
Repayment by officers of loans for common stock purchases	75	—	763
Payments on notes/mortgage payable	(11,266)	(59,482)	(9,624)
Proceeds from notes/mortgage payable	—	47,000	—
Financing costs	(601)	(1,995)	(769)

Cash flows from financing activities	(47,805)	(53,212)	(20,609)

(Decrease) increase in cash and cash equivalents	(11,824)	9,463	(5,954)
Cash and cash equivalents at beginning of period	13,855	4,392	10,346

Cash and cash equivalents at end of period	$2,031	$13,855	$4,392

Supplemental disclosures
Interest paid	$14,280	$16,723	$17,390

Income taxes paid (including state income and franchise taxes)	$568	$386	$238

Non-cash investing and financing activities
Mortgage loans receivable used for property acquisitions	$—	$12,000	$20,000
Notes received on sale of property	1,701	968	3,905
OP units exchanged for common stock	—	—	1,411
Property received in exchange for OP Units and note receivable	—	2,265	—
Net transfer of property from direct financing leases to property and equipment	—	—	171

See Notes to Consolidated Financial Statements.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2004, 2003 and 2002

1. Organization

U.S. Restaurant Properties, Inc. (the “Company”) is a Maryland corporation formed to continue the restaurant property management, acquisition and development operations, related business objectives and strategies of U.S. Restaurant Properties Master L.P. (collectively, with its subsidiaries, “USRP”). The Company became a self-administered real estate investment trust (“REIT”) on October 15, 1997 as defined under the Internal Revenue Code of 1986, as amended. The conversion was effected through the merger (the “USRP Merger”) of USRP Acquisition, L.P., a partnership subsidiary of U.S. Restaurant Properties, Inc., with and into U.S. Restaurant Properties Master L.P. As a result of the USRP Merger, all holders of units of beneficial interest (the “Units”) of USRP became stockholders of the Company on a one unit for one share of common stock basis.

The Company is authorized to issue up to 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”), 50,000,000 shares of Series A preferred stock, par value $0.001 per share (“Series A Preferred”), 25,000 shares of Series B and Series B-1 preferred stock, par value $0.001 per share (“Series B Preferred”) and 15,000,000 shares of excess stock, par value $0.001 per share (“Excess Stock”). Pursuant to the Company’s Articles of Incorporation (the “Articles”), any purported transfer of shares of Common Stock or Series A Preferred Stock that would result in a person owning shares of Common Stock or Series A, Series B or Series B-1 Preferred Stock in excess of certain limits set out in the Articles will result in the shares subject to such purported transfer being automatically exchanged for an equal number of shares of Excess Stock.

The business and operations of the Company are conducted primarily through U.S. Restaurant Properties Operating, L.P. (“OP”). As of December 31, 2004, the Company owned 99.7% of and controlled the OP.

The Company had 22,584,639 and 22,526,689 shares of Common Stock outstanding at December 31, 2004 and 2003, respectively.

Definitive Merger Agreement

On August 9, 2004, the Company entered into definitive agreements to merge with CNL Restaurant Properties, Inc. (“CNLRP”) and 18 CNL Income Funds. Pursuant to a merger agreement, CNL Restaurant Properties, Inc. will merge with and into the Company. Additionally, pursuant to merger agreements between each CNL Income Fund and the Company, each CNL Income Fund will merge with a separate wholly-owned subsidiary of the Company’s operating partnership.

The new company, which will have approximately $2.7 billion in assets, will be traded on the NYSE. The new company will have financial interests in approximately 3,000 properties in 49 states, which will include leading brands such as Applebee’s®, Arby’s®, Bennigan’s®, Burger King®, Golden Corral®, IHOP®, Jack in the Box®, KFC®, Pizza Hut®, TGI Friday’s® and Wendy’s®.

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

The combined company’s main lines of business will include sale/leaseback financing, property management, lease and loan servicing, mergers and acquisitions advisory services, investment and merchant banking, restaurant real estate development, and trading restaurant properties in the growing Internal Revenue Service Code Section1031 exchange market. The combined company will also offer a broad array of complementary financial services such as portfolio lending and treasury and cash management.

The transactions are subject to approval from the CNLRP stockholders, the Company stockholders and the limited partners of each of the 18 CNL Income Funds. The transactions are also subject to securing adequate financing and customary regulatory approvals.

In connection with the anticipated Merger, on September 20, 2004, the Company filed a registration statement to register the following:

•	an indeterminate number of common shares as may be required for issuance upon conversion of the preferred stock being registered. The proposed maximum offering price of the common stock was approximately $350 million;

•	Series A Cumulative Convertible Preferred stock with a proposed maximum offering price of approximately $1.4 million;

•	7.5% Series C Redeemable Convertible Preferred Stock with a proposed maximum offering price of approximately $119.4 million; and

•	an indeterminate number of common shares as may be required for issuance to CNLRP shareholders upon completion of the Merger.

The registration statement was declared effective December 30, 2004.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. Accounting Policies

The Company prepares its consolidated financial statements in accordance with accounting principles generally accepted in the United States of America.

Consolidation

The consolidated financial statements reflect the accounts of the Company, the OP and their wholly-owned and majority owned subsidiaries after elimination of all material intercompany transactions. The Company has no variable interest entities as defined in FASB Interpretation (“FIN”) No. 46.

Cash and Cash Equivalents

Cash and cash equivalents include short-term, highly liquid investments with maturities at the date of purchase of three months or less.

Restricted Cash and Marketable Securities

Restricted cash totaling approximately $8.2 million, consists of approximately $2.1 million on deposit with the trustee for the $180.0 million Triple Net Lease Mortgage Certificates (the “Certificates”), approximately $4.8 million related to property sale proceeds held in an IRS Section 1031 account related to like-kind deferred exchanges and approximately $1.3 million in various deposits. Such deposits secure a letter of credit, represent tax escrow amounts or are invested in other marketable securities. Substantially all of the Company’s restricted cash is interest bearing.

Revenue Recognition

The Company’s revenues primarily include rental income on real estate properties and operating revenue from retail operations.

The Company leases properties on a triple net basis primarily to operators of quick-service and full-service chain restaurants affiliated with major national or regional brands. Triple net leases typically require the tenants to be responsible for property operating costs, including property taxes, insurance, maintenance and, in some cases, the ground rents, where applicable. The triple net structure is designed to provide a predictable stream of income while minimizing ongoing property operating costs. Accordingly, the accompanying consolidated financial statements do not reflect property taxes and insurance costs or reimbursements when the tenant has legally assumed responsibility for these liabilities. As the Company remains legally responsible for ground rents under its ground leases and received payment from its tenants for these costs, amounts reimbursed from tenants for ground rents are recorded as rent revenue. The Company recognized revenues associated with ground lease reimbursements of $3.0 million, $3.6 million and $3.6 million, of which $212,000, $629,000 and $1.1 million are reflected in the Company’s Consolidated Statements of Operations as “Income from discontinued operations” for the years ended December 31, 2004, 2003 and 2002, respectively. Rent revenues and ground rent expense are recognized on a straight-line basis unless significant collection problems occur with the lessee, at which time rents are recognized on a cash basis. Indicators of possible doubtful collection may include bankruptcy filings and anticipated work-out agreements. In addition, if the Company has collected no payments on a particular receivable for over five months, revenue is recorded on a cash basis as well. Once a tenant has been placed on cash basis accounting, it will remain on that basis until there have been several months of on-time payments received. The Company occasionally provides lease concessions such as remodeling grants or rent abatements, which are included in the straight-lining of revenue, to tenants in consideration for early renewal and restructure of existing leases or for other business reasons. Contingent rent is recognized as revenue after the related lease sales targets are achieved. The Company recognized contingent rent revenues of $2.9 million, $3.0 million and $4.0 million for the years ended December 31, 2004, 2003 and 2002, respectively, of which $10,000, $123,000 and $364,000 are reflected as “Income from discontinued operations,” respectively, in the Company’s Consolidated Statements of Operations.

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

The Company also acquires properties with the intention of reselling them rather than holding them as investment properties. Consequently, these properties are classified as held for sale at the date of acquisition and are not depreciated. In accordance with Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” the operations of properties held for sale are classified as income from discontinued operations in the Unaudited Condensed Consolidated Statements of Operations.

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

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Depreciation and Amortization

Depreciation is computed using the straight-line method over estimated useful lives of 3 to 20 years for financial reporting purposes. Deferred financing costs are amortized using the straight-line method over the life of the related loans. Certain other assets relate to the cost to acquire leases for a particular national brand in 1986. In accordance with SFAS No. 142, “Goodwill and Other Intangibles,” the intangible lease costs have a finite useful life of 40 years and are being amortized over that period. These leases have an initial 20-year term with four five-year renewal options. USRP periodically reassesses the appropriateness of the life, and based on renewal experience, the Company continues to believe the 40-year life is appropriate.

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

Notes and mortgage loans receivable with amounts past due for over five months, or which are otherwise problematic or uncertain due to other factors, are included in the analysis. The Company evaluates its notes and mortgage loans receivables in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” A note or mortgage is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the amount of the impairment is measured based on the excess of the recorded investment in the loan over either (1) the present value of expected future cash flows (including costs to sell, if applicable) discounted at the loan’s effective interest rate, or (2) the fair value of the collateral if the loan is collateral dependent or if foreclosure is probable. A loan is collateral dependent if the repayment of the loan is expected to be provided solely by the underlying collateral. Impairments are recognized by creating a valuation allowance with a corresponding charge to the provision for doubtful accounts or by adjusting an existing valuation allowance for the impaired loan with a corresponding charge or credit to the provision for doubtful accounts. Subsequent to the initial measurement of impairment, the Company recalculates the impairment and adjusts the valuation allowance if (1) there is a significant change in the amount or timing of an impaired loan’s expected future cash flows or the fair value of the collateral or (2) actual cash flows are significantly different from the cash flows previously projected.

Construction in Progress

The Company’s construction in progress consists of land and improvements for the development of restaurant, service station and other service retail properties. The Company accumulates costs to develop new retail properties as construction in progress. These developed properties are transferred from construction in progress to land, building and improvements once complete and accounted for under the Company’s current property depreciation policies based on historical costs. In addition, the Company capitalizes interest during the period of time required to get the retail properties ready for their intended use. No interest was capitalized in 2004 or 2003.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-Lived Assets

Long-lived assets include real estate, direct financing leases and intangibles which are evaluated on an individual asset basis. The Company allocates the purchase price of acquired long lived assets to tangible and identified intangible assets acquired based on their fair values in accordance with SFAS No. 141, “Business Combinations.”

In making estimates of fair value for purposes of allocating purchase price, management utilizes sources, including, but not limited to, independent value consulting services, independent appraisals that may be obtained in connection with financing the respective property, and other market data. Management also considers information obtained about each property as a result of its pre-acquisition due diligence, marketing and leasing activities in estimating the fair value of the tangible and intangible assets acquired.

The aggregate value of the tangible assets acquired is measured based on the sum of (i) the value of the property and (ii) the present value of the amortized in-place tenant improvement allowances over the remaining term of each lease. Management’s estimates of the value of the property are made using models similar to those used by independent appraisers. Factors considered by management in its analysis include an estimate of carrying costs such as real estate taxes, insurance, and other operating expenses and estimates of lost rentals during the expected lease-up period assuming current market conditions. The value of the property is then allocated among building, land, site improvements, and equipment. The value of tenant improvements is separately estimated due to the different depreciable lives.

The aggregate value of intangible assets acquired is measured based on the difference between (i) the purchase price and (ii) the value of the tangible assets acquired as defined above. This value is then allocated among above-market and below-market in-place lease values, costs to execute similar leases (including leasing commissions, legal expenses and other related expenses), in-place lease values and customer relationship values.

Above-market and below-market in-place lease values for acquired properties are calculated based on the present value (using a market interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease for above-market leases and the initial term plus the term of the below-market fixed rate renewal option, if any, for below-market leases. The Company performs this analysis on a lease by lease basis. The capitalized above-market lease values are amortized as a reduction to rental income over the remaining non-cancelable terms of the respective leases. The capitalized below-market lease values are amortized as an increase to rental income over the initial term plus the term of the below-market fixed rate renewal option, if any, of the respective leases. However, the Company’s strategy has been to purchase quick-service and full-service dining chain restaurants from the operator/owner and then lease the land and building back to the seller. Effectively, there have been no in place leases upon purchase of a property by the Company that would necessitate recording an intangible asset related to above-market and below-market leases.

Management estimates costs to execute leases similar to those acquired at the property at acquisition based on current market conditions. These costs are recorded based on the present value of the amortized in-place leasing costs on a lease by lease basis over the remaining term of each lease.

The in-place lease values and customer relationship values are based on management’s evaluation of the specific characteristics of each customer’s lease and the Company’s overall relationship with that respective customer. Characteristics considered by management in allocating these values include the nature and extent of the Company’s existing business relationships with the customer, growth prospects for developing new business with the customer, the customer’s credit quality, and the expectation of lease renewals, among other factors. However, the Company’s current customer relationships are not dependent upon one or a few customer relationships. The Company has 766 properties with over 250 different tenants. USRP is in the business of leasing tangible assets for a rental stream and not in the business of undertaking the risks and rewards of the operator’s potential profits and losses. The value of a tenant relationship to the Company is ancillary because our tenants are fungible. If a tenant falls behind on rent, USRP has great latitude in that the tenant can be evicted and the Company could operate the facility on an interim basis until a new tenant is found. Therefore, little value is attributable to an intangible tenant relationship. As a result, no portion of the purchase price has been allocated to customer or tenant relationships. If any, the in-place lease value and customer relationship value are both amortized to expense over the initial term of the respective leases and projected renewal periods, but in no event does the amortization period for the intangible assets exceed the remaining depreciable life of the building.

Should a tenant terminate its lease, the unamortized portion of the in-place lease value and the customer relationship value and above-market and below-market in-place lease values would be charged to expense.

The Company’s management routinely reviews its investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Indicators of possible impairment include default of lease terms, non-payment or late payment of rents, decreases in tenant’s sales levels and general declines in the success of the operating brand names of its tenants. When these indicators are present, the Company reviews the circumstances and, if an impairment is required because estimated undiscounted cash flows are less than the carrying amount of the asset, record an impairment equal to the difference between the carrying value and the fair market value.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 1, 2002, the Company adopted SFAS No. 14 which requires current and historical results of operations for disposed properties and assets classified as held for sale to be reclassified and presented separately as discontinued operations. The current and prior period operating results of properties disposed of subsequent to January 1, 2002, as well as the net gain or loss on disposal are included in the Consolidated Statements of Operations as “Income from discontinued operations.”

A long-lived asset is classified as held for sale when the Company’s management commits to a plan to sell the asset, the asset is available for immediate sale, a program to sell the asset at its estimated market value has been initiated, the sale of the asset is probable within one year and it is unlikely that the plan to sell will change. An asset classified as held for sale is recorded at the lower of net book value or estimated selling price less estimated costs to sell. As of December 31, 2004 the Company had $6.9 million of assets classified as held for sale, net on the consolidated balance sheets.

The Company uses the installment method of accounting for sales of its real estate where appropriate.

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations” was adopted by the Company on January 1, 2003. This Statement addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. In general, the Company’s asset retirement obligations relate to the estimated future costs for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations, as well as estimated future costs to restore land leased under ground leases to its original condition. The fair value of an asset retirement obligation is estimated and recorded as a liability based on expected future cash outlays in the period it is incurred, discounted to its present value based on the Company’s credit-adjusted risk-free rate. The corresponding amount is capitalized as a cost of the long-lived asset. The liability is accreted each period, and the capitalized cost is depreciated over the useful life of the related asset. Revisions of estimated cash outlays are recognized as a change in the obligations and the corresponding asset. Settlements of asset retirement obligations are operating cash flows, with any difference between the estimated liability and the actual settlement being recognized as a gain or loss in the Consolidated Statements of Operations. As a result of adopting SFAS No. 143, the Company capitalized net asset retirement costs of $325,000, recorded asset retirement obligations of $595,000 and recognized a cumulative effect of change in accounting principle of $270,000 on January 1, 2003, of which $50,000 was included in the Company’s Consolidated Statements of Operations as “Income from discontinued operations.” At December 31, 2004 and 2003 the Company had $612,000 and $572,000 of asset retirement obligations included in accounts payable and accrued liabilities in the Consolidated Balance Sheets.

Concentration of Risk

The Company mitigates its concentration of risk by diversifying the number of restaurant concepts operating on its properties, with no one concept except Burger King (15.3%) and Captain D’s (11.7%) accounting for more than 10% of the total rental revenues earned from the Company’s properties. The properties are further diversified by the number of tenants, with no single tenant, except an owner of certain Captain D’s (11.3%), providing more than 10% of the total rental revenues earned from the Company’s properties. Geographically, the Company has properties located in 48 states, with no state except Texas (22.7%) accounting for more than 10% of the total rental revenues earned from the Company’s properties.

Income Taxes

The Company has continuously elected to be taxed as a REIT for federal income tax purposes since October 15, 1997 as provided under the Internal Revenue Code of 1986, as amended. As a result, the Company generally will not be subject to federal income taxation so long as it distributes 90% of its REIT taxable income to its stockholders and satisfies certain other requirements. The Company believes it qualified as a REIT for the taxable period ended December 31, 2004, and anticipates that its method of operations will enable it to continue to satisfy the requirements for such qualification.

In 2001, the Company formed Fuel Supply Inc. (“FSI”), a taxable REIT subsidiary, to operate the Company’s vacant properties on an interim basis. This taxable REIT subsidiary is subject to federal income taxes. The income tax provisions are based on pretax financial accounting income or loss. Deferred tax assets and liabilities are recognized for the expected tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts. The realization of deferred tax assets is based on historical tax positions and expectations about future taxable income. SFAS No. 109, “Accounting for Income Taxes,” requires a valuation allowance to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all evidence, both positive and negative, management determined that a $2.0 million valuation allowance at December 31, 2004 is necessary to reduce the deferred tax asset to zero. The deferred tax assets consist primarily of net operating loss carry-forwards and temporary differences caused by the timing of recognition of depreciation for tax purposes compared to timing of recognition for financial statement purposes. The deferred tax asset and offsetting valuation allowance amounts at December 31, 2003 and 2002 were $1.8 million and $400,000 respectively. The Company has available net operating loss (“NOL”) carry-forwards of approximately $1.6 million at December 31, 2004, which includes a reduction of the NOL by $355,000 as prescribed by the IRS closing agreement (see Note 9) and $419,000 of NOLs from the operation of the consolidated taxable REIT subsidiaries in 2004. The Company had available net operating loss carry-forward of approximately $1.5 million as amended at December 31, 2003. Of the net operating loss carry-forward, $1.2 million will expire in 2022 and $400,000 will expire in 2024. Income tax expense (consisting primarily of state income and franchise taxes) was $505,000, $428,000 and $79,000 for the years ended December 31, 2004, 2003 and 2002, respectively, and is included under the caption “General and administrative expenses” in the Consolidated Statements of Operations.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company consolidates investments in debt and equity securities in which the Company is subject to a majority of the expected losses of an entity or entitled to receive a majority of an entity’s expected residual returns or both as outlined in FASB Interpretation 46R “Consolidation of Variable Interest Entities” (See Recent Accounting Pronouncements). The Company currently has no variable entities.

Earnings Per Share of Common Stock

Basic earnings per share are computed based upon the weighted average number of common shares outstanding. Diluted earnings per share reflects the dilutive effect of stock options, stock on which the price is guaranteed (“Guaranteed Stock”), convertible Preferred Stock and OP units (collectively “Common Stock Equivalents”). These Common Stock Equivalents were dilutive in 2004, 2003 and 2002 except for convertible Preferred Stock. A reconciliation of the basic and diluted weighted average shares is as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income allocable to common stockholders	$10,533	$14,138	$7,166

Weighted average common shares outstanding	22,557	20,229	19,660
Common stock equivalents	99	88	102

Common shares and common stock equivalents	22,656	20,317	19,762

Basic net income per common share	$0.47	$0.70	$0.36
Diluted net income per common share	$0.46	$0.70	$0.36
Antidilutive common stock equivalents excluded:
Convertible preferred stock	5,083	4,120	3,453
Convertible preferred stock warrants	65	—	—
Stock options	14	41	46

Inventory

The Company’s inventory consists primarily of fuel, beer, cigarettes and food sold at the Company’s gas and convenience stores. At December 31, 2004, approximately $2.2 million, or 89.4%, of total inventory was fuel. The largest volume of the fuel inventory is held at the Company’s fuel terminal in Hawaii. Month end fuel inventories at each FSI retail location in Hawaii are added to the terminal inventory to create a single total gallon inventory of fuel by grade in Hawaii. Inventory is then valued on a FIFO basis.

Equity-Based Compensation

SFAS No. 123, “Accounting for Stock-Based Compensation” establishes a method of accounting whereby recognized option pricing models are used to estimate the fair value of equity based compensation, including options. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Currently transactions must be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payments, which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. SFAS No. 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees.

SFAS No. 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur.

The Company is required to apply SFAS No. 123(R) to all awards granted, modified or settled in our first reporting period beginning after June 15, 2005. We are also required to use either the “modified prospective method” or the “modified retrospective method.” Under the modified prospective method, we must recognize compensation cost for all awards granted after we adopt the standard and for the unvested portion of previously granted awards that are outstanding on that date.

Under the modified retrospective method, we must restate our previously issued financial statements to recognize the amounts we previously calculated and reported on a pro forma basis, as if the prior standard had been adopted.

Under both methods, we are permitted to use either a straight line or an accelerated method to amortize the cost as an expense for awards with graded vesting. The standard permits and encourages early adoption.

Management has commenced an analysis of the impact of SFAS 123(R) to the Company, but has not yet decided: (1) whether we will elect to adopt early, (2) if we elect to adopt early, then at what date we would do so, (3) whether we will use the modified prospective method or elect to use the modified retrospective method, and (4) whether we will elect to use straight line amortization or an accelerated method.

Accordingly, Management cannot currently quantify with precision the effect that this standard would have on our financial position or results of operations in the future, except that we probably will recognize a greater expense for any awards that we may grant in the future than we would using the current guidance. If the Company were to adopt SFAS No. 123(R) using the modified retrospective method, net income would have been approximately $44,000 less in the year ended December 31, 2004 and approximately $36,000 less in the year ended December 31, 2003.

At this time, the Company intends to continue to utilize the intrinsic value model of accounting for stock option grants which results in compensation costs equal to the excess, if any, of the fair value of the Company’s stock at the measurement date above the stock options strike price. Pro-forma disclosures are as follows (in thousands, except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income allocable to common stockholders, as reported	$10,533	$14,138	$7,166
Stock-based compensation to employees recognized	420	20	315

	10,953	14,158	7,481
Pro-forma stock-based compensation	(464)	(56)	(475)

Pro-forma net income allocable to common stockholders	$10,489	$14,102	$7,006

Basic and diluted income per share:
As reported—basic	$0.47	$0.70	$0.36
As reported—diluted	$0.46	$0.70	$0.36
Pro-forma—basic	$0.46	$0.70	$0.36
Pro-forma—diluted	$0.46	$0.69	$0.35
Stock options:
Pro-forma estimated compensation value per options granted	$1.97	$2.10	$2.01

In accordance with SFAS 123, the fair value of each option is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions: dividend yield of 9.2% for the years ended December 31, 2003 and 2002; expected volatility of 28.9% for the years ended December 31, 2003 and 2002, respectively; risk free interest rate of 3.99% and 4.50% for the

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

years ended December 31, 2003 and 2002, respectively; and expected lives of 4.5 years for each of the years ended December 31, 2003 and 2002, respectively. There were no options granted during 2004. The options outstanding at December 31, 2004 had a range of exercise prices of $11.00 to $22.00 and a remaining contractual life of between 3.0 and 6.4 years.

During the year ended December 31, 2004, the Company granted 12,287 shares of restricted stock to the non-employee members of its Board of Directors. Compensation expense in the amount of $188,000 is included in the accompanying Consolidated Statement of Operations for the year ended December 31, 2004, based on the fair market value of the stock at the dates of the grants of $15.73 and $17.21, per share for all shares vested through December 31, 2004.

During 2004, the Company granted 15,000 shares of restricted stock to the chief executive officer, which represent a value of $276,000 upon vesting. Such shares, which otherwise vest on July 1, 2005, will vest immediately if certain situations occur such as termination without cause or a change in control of the Company.

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

Segment Reporting

Effective in 2001, with the formation of FSI and the commencement of FSI’s retail operations, the Company has two reporting segments, real estate and retail. Operating segments are defined as components of the Company for which separate financial information is available that is evaluated by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.

Real Estate. Real estate activities are comprised of property management, acquisition and leasing operations and related business objectives. The Company derives its revenues primarily from rental income received on its 754 restaurant and service station properties located throughout 48 states.

Retail. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise as well as food sales at restaurants operated by the Company. Retail operations are administered by Fuel Supply, Inc. (“FSI”), a wholly-owned taxable REIT subsidiary of the Company. FSI operates certain of the Company’s non-leased properties on an interim basis and utilizes a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations. At December 31, 2004, FSI operated eight service stations in Hawaii and one in Illinois. In addition to the service stations currently operated, at December 31, 2004 FSI sold fuel through fourteen other operators. FSI also operated two restaurants, one each located in Texas and Kansas, and one laundromat in Texas.

Environmental Remediation Costs

The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remediation feasibility study. Such accruals are adjusted as further information develops or circumstances change. Recoveries of environmental remediation costs from other parties are recorded as assets when their receipt is deemed probable. Under the terms of the Company’s standard lease agreement, the tenant is responsible for environmental remediation and is required to maintain standard environmental insurance. The Company’s management is not aware of any environmental remediation obligations that would materially affect the operations, financial position or cash flows of the Company as of December 31, 2004, 2003 or 2002.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These amounts relate primarily to reclassifications related to properties sold and therefore reflected as discontinued operations as required by SFAS No. 144.

Recent Accounting Pronouncements

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43.” Chapter 4, which amends chapter 4 of ARB No. 43, deals with inventory pricing. The Statement clarifies the accounting for abnormal amounts of idle facility expenses, freight, handling costs, and spoilage. Under previous guidance, paragraph 5 of ARB No. 43, chapter 4, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs might be considered to be so abnormal, under certain

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

circumstances, as to require treatment as current period charges. This Statement eliminates the criterion of “so abnormal” and requires that those items be recognized as current period charges. Also, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This Statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005, although earlier application is permitted for fiscal years beginning after the date of issuance of this Statement. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” an amendment of APB No. 29. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. The Statement specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. This Statement is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Earlier application is permitted for nonmonetary asset exchanges occurring in fiscal periods beginning after the date this Statement is issued. Retroactive application is not permitted. Management is analyzing the requirements of this new Statement and believes that its adoption will not have any significant impact on the Company’s financial position, results of operations or cash flows.

SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003 and was adopted by the Company on July 1, 2003. This Statement is to be applied prospectively and is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. This Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Company entered into no new derivative instruments, which were effective during 2004; however, two interest rate swap contracts entered into during 2003 which are cash flow hedges were effective in April 2004. Management will evaluate all future derivative instruments under the provisions of SFAS No. 149, to determine whether there is an impact on the Company’s consolidated financial statements.

SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was adopted by and effective for the Company on July 1, 2003. This Statement addresses how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. See Note 11, “Stockholders’ Equity and Minority Interests,” for management’s evaluation of the Series B and Series B-1 Convertible Preferred Stock. Management also examined its classification of its minority interests under the guidance of SFAS No. 150. At this time, management believes the current classification of its minority interests in the Company’s Consolidated Balance Sheets at December 31, 2004 is appropriate. Management purchased its USRP/HCI Partnership 1, L.P. (“Highland Joint Venture” or “HJV”) minority interest in 2003 utilized proceeds from a combination of debt and equity instruments.

FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” requires disclosures to be made by a guarantor about its obligations under certain guarantees that it has issued. FIN No. 45 is generally effective prospectively for guarantees issued or modified after December 31, 2002. FIN No. 45 also requires liability recognition for certain types of debt. The Interpretation requires a guarantor to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation. See Note 9, “Commitments and Contingencies,” for disclosure of the Company’s guarantees at December 31, 2004.

On March 15, 2004, FIN No. 46R, “Consolidation of Variable Interest Entities” (“VIEs”), as amended, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” became effective and requires VIEs to be consolidated by a company if the company is subject to a majority of the expected losses of the VIEs’ activities or entitled to receive a majority of the entity’s expected residual returns or both. The adoption of FIN 46 did not have an impact on the Company’s financial condition or results of operations.

3. Property

SFAS No. 144 requires that the results of operations of assets sold or held for sale, and any gains or losses recognized on assets sold and held for sale, be classified separately in the Company’s Consolidated Statements of Operations. In accordance with SFAS No. 144, the results of operations of the assets sold or held for sale have been presented as “Income from discontinued operations” in the accompanying Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Results of discontinued operations relate to the sale or disposal of 61 properties during the year ended December 31, 2004, 89 properties during the year ended December 31, 2003 and 46 properties during the year ended December 31, 2002. During 2004, 18 properties in the held for sale portfolio, were purchased by the Company’s taxable REIT subsidiary (“TRS”) of which 10 were sold prior to December 31, 2004. In accordance with SFAS No. 144, properties in the held for sale portfolio at December 31, 2004, were included in the Consolidated Balance Sheets as “assets related to properties held for sale, net.” The operating results of these properties, as well as the net gain or (loss) on disposal, are included in the Consolidated Statements of Operations as “Income from discontinued operations” as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenues	$6,008	$14,908	$13,841
Depreciation and amortization	(388)	(2,420)	(3,385)
Impairment of long-lived assets	(218)	(4,164)	(1,959)
Retail cost of sales	(4,025)	(7,480)	(2,301)
Other expenses	(901)	(2,608)	(3,516)

	476	(1,764)	2,680
Gain on sale of property	7,736	10,961	4,271

Income from discontinued operations	$8,212	$9,197	$6,951

Acquisitions

During 2004, the Company acquired 31 properties, of which 13 were designated as held for investment and 18 were designated as held for sale. The Company paid $25.4 million in cash for the acquisition of the 31 properties excluding leasehold improvements and machinery and equipment on the Company’s properties during 2004 of $1.8 million. Included in such acquisitions were purchase transactions totaling approximately $19.9 million in which 21 Captain D’s and two Shoney’s properties were acquired. Properties in the held for sale portfolio were purchased by the Company’s taxable REIT subsidiary (“TRS”). In accordance with SFAS No. 144, properties in the held for sale portfolio at December 31, 2004, were included in the Consolidated Balance Sheets as “Assets related to property held for sale, net.”

During 2003, the Company paid $33.4 million in cash (excluding leasehold improvements on the Company’s properties during 2003 of $5.1 million), $13.1 million in mortgage loans and notes receivable and $1.1 million in operating partnership units (see Note 11, “Stockholders’ Equity and Minority Interests”) for the acquisition of 68 properties. Included in such acquisitions were two purchase transactions totaling approximately $26.5 million in which 33 Captain D’s properties were acquired with proceeds from the common stock offering.

On October 22, 2003, the Company purchased $15.0 million of Captain D’s mortgage loans with proceeds from its common stock offering and other available funds.

During 2002, the Company paid $17.3 million in cash and $20.0 million in mortgage notes receivable for the acquisition of 51 properties, comprised of 18 Shoney’s and 33 Captain D’s locations.

Properties purchased

(dollars in thousands)

	Years ended December 31,
	2004		2003		2002
	Number Acquired	Purchase Price	Number Acquired	Purchase Price	Number Acquired	Purchase Price

Held for investment	18	$11,297	68	$47,688	51	$37,332
Held for sale	13	14,130	—	—	—	—

Total	31	$25,427	68	$47,688	51	$37,332

Dispositions

During 2004, the Company sold or disposed of 61 properties for cash of $32.0 million, net of closing costs, and notes receivable of $1.7 million, resulting in a gain of $7.7 million which is included in the Consolidated Statements of Operations as “Income from discontinued operations.” The Company deferred $174,000 of gains on these sales, due to an insufficient cash down payment at closing in accordance with SFAS No. 66.

During 2003, the Company sold or disposed of 89 properties for cash of $41.7 million, net of closing costs, and notes receivable of $1.0 million, resulting in a gain of $11.1 million which is included in the Consolidated Statements of Operations as “Income from discontinued operations.” The Company deferred $0.3 million of gains on these sales, due to an insufficient cash down payment at closing in accordance with SFAS No. 66 “Accounting for Sales of Real Estate”.

During 2002, the Company sold or disposed of 46 properties for cash of $24.4 million, net of closing costs, and notes receivable of $3.9 million, resulting in a gain of $4.2 million which is included in the Consolidated Statements of Operations as “Income from discontinued operations.” The Company deferred gains of $0.8 million on these sales, due to an insufficient cash down payment at closing in accordance with SFAS No. 66.

Asset Impairment

As a result of the Company’s regular analysis of its real estate to determine if circumstances indicate that the carrying amount of an asset may not be recoverable, the Company recorded total impairment charges of $362,000, $5.1 million and $2.4 million for the years ended December 31, 2004, 2003 and 2002, respectively. Of the total impairment charges recorded, $218,000, $4.2 million and $2.0 million for 2004, 2003 and 2002, respectively, were included in the Company’s Consolidated Statements of Operations as “Income from discontinued operations.”

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Other Balance Sheet Information

Net deferred financing costs and intangibles of $7.3 million and $9.3 million at December 31, 2004 and 2003, respectively, consisted of the following (in thousands):

	December 31, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Loan origination fees	$10,220	$6,134	$9,818	$4,086
Lease acquisition premiums	8,939	8,584	9,423	8,954
Intangible leases	5,332	2,518	5,569	2,443

	$24,491	$17,236	$24,810	$15,483

Expected amortization of deferred financing costs and intangibles as of December 31, 2004 is as follows (in thousands):

	Intangibles	Deferred Financing Costs
2005	$213	$2,007
2006	171	1,430
2007	163	183
2008	161	165
2009	158	90
Thereafter	2,303	211

Total	$3,169	$4,086

Accounts payable and accrued liabilities at December 31, 2004 and 2003 consisted of the following (in thousands):

	December 31,
	2004	2003
Accounts payable and accrued expenses	$9,279	$9,551
Accrued interest expense	1,567	1,592
Unearned income	7,605	7,332
Unearned contingent rent	689	575
Deferred gain on sale of property	174	408

	$19,314	$19,458

As of December 31, 2004, the maturities of all notes receivable and mortgage loans receivable for the next five years are as follows (in thousands):

	Notes Receivable	Mortgage Loans Receivable
2005	$1,448	$3,712
2006	1,096	694
2007	1,346	1,202
2008	329	870
2009	311	808
Later	3,827	7,843

	8,357	15,129
Less: discount on mortgage receivable	—	(1,063)
Less: allowance for doubtful accounts	(2,854)	(252)

	$5,503	$13,814

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has significant mortgage loans and a note receivable due from Lyon’s of California, Inc. (“Lyon’s”) secured by four Lyon’s restaurant properties. As a result of the 2001 bankruptcy filings of Lyon’s, interest income associated with these notes has not been recognized since September 2001. All of the notes are valued based on the estimated fair value of the collateral, as collateral disposal is one of the primary means through which the Company will collect on its outstanding balance. At December 31, 2004, the Company had $2.4 million of net mortgage loans and a $41,000 note receivable due from Lyon’s.

In April 2004, FSI entered into a management agreement with Lyon’s, whereby FSI would provide management oversight of the Lyon’s brand name and franchise system. The Company also provided employees necessary to operate the four Lyon’s corporate-operated restaurants through the November 2004 termination of the agreement. Compensation to FSI under the management agreement included an annual management fee and full reimbursement, including an administrative charge, for labor costs related to the employees supplied to the four corporate-operated restaurants. For the year ended December 31, 2004, payroll and administration fees for employees at the Lyon’s corporate-owned stores were approximately $1.6 million, and management fees were approximately $52,000. These fees were included as retail operations revenue in the Company’s Consolidated Statements of Operations. For the year ended December 31, 2004, payroll expense related to Lyon’s employees was approximately $1.5 million and was included in general and administrative expense in the Consolidated Statements of Operations. As of December 1, 2004 a third party manager was installed to manage and provide the employees to operate Lyon’s stores.

Other Matters

On August 3, 2004, one of the Company’s franchisor/tenants, Schlotzsky’s Corporation (“Schlotzsky’s”), filed for Chapter 11 bankruptcy protection. Schlotzsky’s Corporation leased 5 of the Company’s properties, which represented approximately 0.6% of the Company’s annual base rent. Schlotzsky’s guaranteed 13 of its franchisees’ leases to the Company, 5 of which are vacant, with monthly guaranteed rent representing approximately 0.3% of the Company’s annual base rent. The Company’s primary recourse remains with each individual franchisee for any unpaid rent regardless of performance under Schlotzsky’s guarantee. As of December 31, 2004, the Company’s total unpaid rent related to the Schlotzsky’s bankruptcy was approximately $215,000, all of which relates to Schlotzsky’s guarantees of its franchisees’ leases. On January 10, 2005, the Schlotzsky’s corporate stores were sold for $28.5 million, the proceeds of which are being held in escrow until certain specific claims of the secured unsecured creditors are addressed by the court. At this time, management estimates no loss to the Company as a result of the Schlotzsky’s bankruptcy.

5. Investments

During 2003, and as more fully described in Note 10, “Related Party Transactions,” the Company sold its 7.5% equity interest in Shoney’s, Inc. to Shoney’s largest shareholder. Net proceeds were $4.5 million and the Company recognized a gain of approximately $2.1 million on the transaction.

As of December 31, 2004 and 2003, the Company held cost method investments in equity securities amounting to $271,000 and $405,000, respectively.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Stock Options and Stock Grants

Flexible Incentive Plan

Under the Flexible Incentive Plan (“Incentive Plan”) adopted in 1998, the Company may grant stock options to purchase Common Stock of the Company. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company’s issued and outstanding shares of Common Stock at the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company’s Common Stock owned by the optionee. The following is a summary of options outstanding by range of exercise price as of December 31, 2004:

	$12.23- $14.25	$15.50- $22.00	All Options
Options Outstanding	53,000	34,000	87,000
Average option price per share	$12.88	$18.18	$14.95
Weighted average contractual life (years)	5.68	4.06	5.05
Options Exercisable	53,000	34,000	87,000
Average option price per share	$12.88	$18.18	$14.95

The following is a summary of stock option activity for the years, ended December 31, 2004, 2003 and 2002:

	2004
	Weighted Average Exercise Price at Grant Date	Weighted Average Fair Value at Grant Date	Number
Options outstanding at beginning of year	$14.55		115,000
Exercised	13.36		(28,000)
Forfeited	—

Options outstanding and exercisable at end of year	$14.95		87,000

	2003			2002
	Weighted Average Exercise Price at Grant Date	Weighted Average Fair Value at Grant Date	Number	Weighted Average Exercise Price at Grant Date	Weighted Average Fair Value at Grant Date	Number
Options outstanding at beginning of year	$12.72		220,000	$11.98		364,000
Exercise price equals fair value on grant date	14.25	$14.25	20,000	—	$—	—
Exercise price less than fair value on grant date	—	—	—	13.00	14.19	15,000
Exercised	11.02		(120,000)	11.07		(139,000)
Forfeited	18.10		(5,000)	11.00		(20,000)

Options outstanding at end of year	$14.55		115,000	$12.72		220,000

Options exercisable at end of year	$14.70		96,000	$12.81		186,000

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2004, the Company granted 12,287 shares of restricted stock to the non-employee members of its Board of Directors. Compensation expense in the amount of $188,000 is included in the accompanying Consolidated Financial Statements of Operations based on the fair market value of the stock at the dates of the grant of $15.73 and $17.21, per share for all shares vested through December 31, 2004.

During 2004, the Company granted 15,000 shares of restricted stock to the chief executive officer, which represent a value of $276,000 upon vesting. Such shares, which otherwise vest on July 1, 2005, will vest immediately if certain situations occur such as termination without cause or a change in control of the Company.

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

No options expired during the three years ended December 31, 2004. In accordance with APB Opinion No. 25, the Company recognized $420,000, $20,000 and $315,000 of compensation expense related to stock grants for the years ended December 31, 2004, 2003 and 2002, respectively.

7. Revolving Credit Facility, Notes Payable and Derivative Instruments

The Company’s debt at December 31 is summarized as follows (in thousands):

	Interest Rate December 31, 2004	2004	2003
Revolving Credit Facility	5.2%	$8,700	$10,300

Notes payable
7 year fixed rate 7.15% senior unsecured notes, interest only, paid semiannually	7.2%	111,000	111,000
Variable rate certificates, principal and interest paid monthly	2.9%	145,680	156,274
Term loan, interest only paid monthly	5.4%	35,000	35,000
Term loan, principal and interest paid monthly	4.7%	11,364	12,000
Debt premium	N/A	110	422

Total notes payable		303,154	314,696

Mortgage note payable	8.0%	871	910

Total Debt		$312,725	$325,906

Principal debt maturities on the line of credit, notes and mortgages payable as of December 31, 2004 (exclusive of premium of $110,000) were as follows (in thousands):

2005	$121,916
2006	144,861
2007	1,450
2008	35,693
2009	659
Thereafter	8,036

Total	$312,615

Revolving Credit Facility

On November 4, 2003, the Company executed the first part of its new credit facility, in a transaction that provided $30.0 million of the facility from Bank of America, N.A. (“BOA”). On December 1, 2003, the Company executed the syndication portion of the credit facility, increasing the maximum capacity to $60.0 million subject to a borrowing base calculation. The new credit facility replaced the Company’s previous revolving line of credit as described in the following paragraphs. The term of the facility is three years

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expiring October 31, 2006, and subject to various conditions, allows for Base Rate Loans, Eurodollar Loans or a combination of the two. Base Rate Loans accrue interest at 1.0% plus the higher of the Federal Funds Rate plus 0.5% or the Prime Rate. Eurodollar Loans accrue interest at 3.0% plus LIBOR. The facility provides that up to $5.0 million may be used for letters of credit. The amount borrowed under the facility is based on the earnings before interest, taxes, depreciation and amortization generated by the properties that collateralize the facility. Borrowings under the facility are secured by a negative pledge on the properties and a pledge of the Company’s equity interests in the subsidiaries which own the borrowing base properties. Borrowings under the new facility were used to repay the debt on the original facility described below and will be used to fund property acquisitions and for general corporate purposes. As of December 31, 2004, funds available under the new line of credit were $43.2 million. As of February 18, 2005 funds available under the new line of credit were $43.2 million.

In October 2004, the Company and the lender for the Revolver and the Term loan entered into an amendment (the “Amendment”) to the credit agreements effective September 30, 2004. The Amendment modifies the calculation of the Company’s distribution allowance to more appropriately reflect current and expected distributions levels as outlined in the revolving credit agreement and the term loan agreement for quarters ending September 30, 2004, December 31, 2004, March 31, 2005 and June 30, 2005.

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

Notes and Mortgage Note Payable

On May 12, 1998, the Company issued $111.0 million of seven year fixed rate senior unsecured notes in a private placement. The notes bear interest at the rate of 7.15% per annum and are due May 1, 2005. The net proceeds of the notes were used to repay a portion of a revolving credit agreement and for general corporate purposes. In conjunction with the note agreement, the underwriters and the Company entered into a rate lock agreement for the purpose of setting the interest rate on these notes. The fee paid to lock in the rate on these notes payable was approximately $0.4 million and is being amortized over the term of the notes as an adjustment to interest expense. As a result of the BOA credit agreement and certain guarantees required by it, the subsidiaries of the Company executed a Subsidiary Guaranty for the benefit of these note-holders. In anticipation of the Merger, on February 3, 2005, the Company gave notice of prepayment to the holders of the notes.

In August 2001, the Company completed a $180.0 million offering of Triple Net Lease Mortgage Certificates (the “Certificates”) through its subsidiary USRP Funding 2001-A, L.P. Proceeds from the offering were primarily used to repay certain outstanding indebtedness and the balance of the net proceeds were used for general corporate purposes including the prepayment of certain secured guaranteed notes. The Certificates amortize over 15 years, bear interest at the 30–day LIBOR plus 48 basis points and other associated fees of approximately 52.6 basis points, and have an assumed final distribution or maturity date of August 28, 2006. As of December 31, 2004, there was $145.7 million outstanding on the Certificates. The Certificates are secured by 275 properties with a net book value of $177.8 million. Under the Property Management Agreement associated with these properties, certain covenants and ratios must be maintained. Effective December 31, 2003, the Company executed a first amendment to the credit agreement to reflect a definition of tangible net worth that was reflective of the Company’s capital structure.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In conjunction with the new credit facility entered into in November 2003, the Company also obtained a Term Loan with Bank of America in the amount $35.0 million. The term loan matures in November 2008. Borrowings accrue interest at the annual rate of LIBOR plus 350 basis points. Borrowings under the term loan were used to partially fund the redemption of the HJV minority interest. The term loan is collateralized by the same assets and is subject to the same covenants as the credit facility.

During December 2003, the Company entered into a $12.0 million secured term loan facility with First Hawaiian Bank. Borrowings under this facility bear interest at either LIBOR plus 250 basis points, or 50 basis points over the lender’s prime rate, at the Company’s option. Principal amounts outstanding are being amortized over a 15-year period, but otherwise mature on the eighth anniversary of the date of funding. This facility is secured by certain of the Company’s properties in Hawaii. Borrowings under the term loan facility were used to fund new property acquisitions, to pay down other debt and for general corporate purposes. As of December 31, 2004 the outstanding balance was $11.4 million.

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

On August 10, 1998, the Company assumed a mortgage note payable as part of an office building acquisition. The mortgage bears interest at a rate of 8.00% per annum with payments of principal and interest due monthly through June 2007. As of December 31, 2004 and 2003 the balances were $871,000 and $910,000, respectively.

On October 29, 2004, the Company signed a commitment letter for the bridge loan facility (the “Bridge Facility”) in the amount of $60.0 million. In the event of a delay or cancellation of the merger with CNL Restaurant Properties, Inc. (See Note 1 for discussion of the Merger), the Bridge Facility would be used for the refinance of the Company’s existing senior unsecured notes, which become due and payable on May 1, 2005. The Bridge Facility would mature 12 months from the date of funding, carry an interest rate of LIBOR plus 3.5% and be secured by a negative pledge from the borrowing base entity. The Company paid a 1% up-front commitment fee of $600,000 which is being amortized over the 180-day commitment period.

On October 30, 1998, the Company filed a shelf registration for $175.0 million to register shares of Common and Preferred Stock for sale.

The Company is in compliance with all covenants associated with its debt and credit facilities as of December 31, 2004.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivatives

The Company’s derivative instruments are summarized as follows (in thousands):

Type	Settlement Period	Maturity	Notional Amount	Fixed Swap Rate Paid	Floor Rate	Cap Rate	Liability
							Dec. 31, 2004		Dec. 31, 2003
Interest rate swap(1)	Quarterly	May 2003	$15,000	7.05%			$		$—
Interest rate collar	Monthly	Aug. 2005	52,097	—	4.42%	6.00%		514	2,375
Interest rate swap(1)	Monthly	June 2004	25,000	2.42%				—	153
Interest rate swap(1)	Monthly	Aug. 2003	50,000	2.00%				—	—
Interest rate swap(2)	Monthly	Sept. 2005	30,000	2.12%				(169)	35
Interest rate swap(2)	Monthly	Sept. 2005	25,000	2.33%				(102)	108

								$243	$2,671

(1)	Expired upon maturity without renewal.
(2)	Effective April 2004.

Derivative financial instruments are utilized by the Company to manage its exposure to market risks from changes in interest rates. The Company’s derivative financial instruments, which are designated as cash flow hedges, include interest rate swaps and an interest rate collar. During 2004, 2003 and 2002, the Company recorded interest expense of $2.2 million, $2.7 million and $3.3 million, respectively, related to hedge settlements. During 2002, the Company recognized $522,000 as a reduction to interest expense related to the ineffective portion of an interest rate swap. Fair value adjustments reflected in other comprehensive income of $220,000, ($942,000) and ($5.2) million representing the effective portion of all of the Company’s designated cash flow hedges was recorded during 2004, 2003 and 2002, respectively. The amount of Other Comprehensive Income (“OCI”) expected to be reclassified to interest expense in the next 12 months is approximately $243,000.

Effective February 2002, the Company entered into a fixed to floating interest rate swap with BOA. This fixed to floating interest rate swap had a $25.0 million notional value on which the Company received a fixed rate of 7.15% and paid a floating rate based on the three month LIBOR plus a spread of 2.92%. The Company designated this swap as a fair value hedge on the $111.0 million seven year fixed rate senior unsecured notes payable. Accordingly, all changes in value of the derivative and hedged item were recorded in earnings. This interest rate swap, originally scheduled to terminate in May 2005, was terminated by the Company in September 2002. Proceeds from the termination of $1.1 million were collected in October 2002. The gain resulting from the termination of approximately $0.9 million was recorded as a basis adjustment to notes payable in the Company’s Consolidated Balance Sheets and is being amortized over the original term of the derivative, through May 2005. As of December 31, 2004 and 2003, the unamortized basis adjustment was $110,000 and $422,000, respectively.

Effective July 3, 2000, the Company entered into an interest rate swap with Credit Lyonnais for a notional amount of $50.0 million on which the Company paid a fixed rate of 7.05% and received a variable rate based upon LIBOR. The agreement called for the net settlement to be paid or received quarterly. This swap was secured by two properties with an aggregate net book value of $0.7 million. The adoption of SFAS No. 133 as of January 1, 2001 resulted in the recognition of a liability of $1.5 million with a cumulative effect adjustment to other comprehensive income of $1.5 million. The interest rate swap was designated as a cash flow hedge of the variable rate interest payments related to the Company’s term loan with Credit Lyonnais. During January 2001, the Company repaid the Credit Lyonnais term loan in full with proceeds from a bridge loan. Accordingly, the cash flow hedge relationship was terminated, and the $1.5 million in accumulated other comprehensive operations was reclassified to earnings over a six-month period, which was the anticipated term of the bridge loan. From January 2001 until August 2001, this interest rate swap was not designated as a hedge, and accordingly all changes in value were recorded directly to earnings. In connection with the completion of the Certificates offering, the Company designated this interest rate swap as a cash flow hedge of the variable interest rate payments on $50.0 million of the Certificates. The Company reduced the notional amount of this interest rate swap by $20.0 million during 2001 for a cost of approximately $1.4 million. During the first quarter of 2002, the Company paid $0.5 million to reduce the notional amount of this interest rate swap to $15.0 million effective May 13, 2002. This interest rate swap agreement matured in May 2003.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Investments and Commitments as Lessor

The Company leases land and buildings to the operators of a variety of national and regional branded chain quick-service and full-service dining restaurants. The building portion of these leases on six of these properties, which are leased by Burger King Corporation (“BKC”) franchisees, is accounted for as direct financing leases while the land portion is accounted for as an operating lease. These leases generally provide for a term of 20 years from the opening of the related restaurant, and do not contain renewal options. The Company, however, has agreed to renew a franchise lease if BKC or any of the other franchise chain renews or extends the lessee’s franchise agreement.

As of December 31, 2004, the remaining lease terms of all leases ranged from under one to more than 20 years, exclusive of renewal options. The leases provide for minimum rents and contingent rents based on a percentage of each restaurant’s sales, and requires the franchisee to pay executory costs such as insurance and property taxes.

Minimum future lease receipts for years ending December 31 are as follows (in thousands):

	Direct Financing Leases	Operating Leases
2005	$89	$60,685
2006	89	59,136
2007	89	57,531
2008	89	55,690
2009	89	54,078
Later	658	477,585

Total	$1,103	$764,705

	December 31,
	2004	2003
Net investment in direct financing leases is as follows (in thousands):
Minimum future lease receipts	$1,103	$1,252
Estimated unguaranteed residual value	(30)	(6)
Unearned amount representing interest	(762)	(990)

Total	$311	$256

Real estate rental income from continuing operations for the years ending December 31 is as follows (in thousands):

	2004	2003	2002
Real estate rental income:
Minimum rental income	$58,817	$55,566	$53,071
Contingent rental income	2,959	2,873	3,640

	$61,776	$58,439	$56,711

Real estate rental income from discontinued operations was $1.4 million, $4.1 million and $3.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

Under the OP limited partnership agreement, prior to November 2003, BKC could require that a restaurant property be rebuilt. If the tenant did not elect to undertake the rebuilding, the Company would have had to make the required improvements. However, as a condition to requiring the Company to rebuild, BKC was required to pay the Company a percentage share of the rebuilding costs. Typically, the cost to the Company for rebuilding was approximately $50,000 per restaurant. Based on a November 2003 settlement agreement between the Company and BKC, neither BKC nor USRP has any further obligation regarding the funding of remodel costs.

The Company has implemented an early renewal program pursuant to which the Company offers remodeling grants to tenants in consideration for renewing and restructuring leases. During the years ended December 31, 2004, 2003 and 2002, the Company paid $2.5 million, $140,000 and $592,000, respectively, for remodeling costs under this program. The Company considers the remodeling funding to be prudent given the increased sales resulting at the remodeled restaurants and the lower costs incurred because of the early lease renewals.

U. S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. Commitments and Contingencies

The land at 81 properties is leased by the Company from third party lessors. The land portions are generally operating leases, provide for an original term of 20 years, and most are renewable at the Company’s option. As of December 31, 2004, the remaining lease terms (excluding renewal option terms) expire from one to sixteen years.

Minimum future lease obligations for years ending December 31 are as follows (in thousands):

2005	$4,022
2006	3,527
2007	3,077
2008	2,344
2009	1,605
Later	2,605

Total minimum obligations (a)	$17,180

(a)	Minimum lease obligations have not been reduced by minimum sublease rentals.

Ground rent expense from continuing operations for the years ended December 31 was as follows (in thousands):

	2004	2003	2002
Ground rent expense:
Reimbursable ground rent expense	$2,827	$3,019	$2,547
Non-reimbursable ground rent expense	555	418	394
Contingent rental expense	18	45	10

Total	$3,400	$3,482	$2,951

Ground rent expense from discontinued operations was $214,000, $712,000 and $1.3 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

Discussions with Internal Revenue Service

On April 8, 2004, the Company submitted a request to the Internal Revenue Service for a closing agreement with respect to a third party agreement entered into by the Company with one of its borrowers in 2000. The IRS agreed to enter into a closing agreement with the Company and executed an agreement on November 19, 2004. Under the agreement, the Company reduced its net taxable loss carry-forward related to the TRS by $355,000.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Class Action Lawsuit

On January 5, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in the Income Funds, filed a class action lawsuit on behalf of the limited partners of the Income Funds against the Company, CNLRP, the Income Funds, the general partners of the Income Funds, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. in the District Court of Dallas County, Texas (Cause No. 05-00083). The complaint alleges that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed mergers between the Income Funds and subsidiaries of the operating partnership of the Company and that the Company and CNLRP aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that the Income Funds’ general partners violated provisions of the Income Funds’ partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, including an injunction of the mergers. The management of the Company is evaluating the lawsuit, but believes that the likelihood of an unfavorable outcome is remote. The management of the Company believes that the claims against the Company are without merit and intends to defend vigorously against such claims.

Management Strategies Lawsuit

During 2004, Management Strategies, Inc. filed a lawsuit against the Company. The complaint alleges that the Company owes approximately $3.0 million related to sales and fuel tax liabilities that must be paid to the State of Georgia. In addition, the Company has filed a counterclaim for $2.0 million related to an unpaid note due to the Company plus interest. The management of the Company is evaluating the lawsuit, but management does not consider a loss to be probable or even reasonably probable at this time. The management of the Company believes that the claims against the Company are without merit and intends to defend vigorously against such claims.

Guarantees

FIN No. 45 requires disclosures to be made by a guarantor about its obligations under certain guarantees it has issued and also requires liability recognition for guarantees. A guarantor is required to recognize a liability at the inception of a guarantee whether or not payment is probable, creating the concept of a “stand ready” obligation. The Company’s guarantees in place as of December 31, 2004 are listed in the table below. For the guarantees on indebtedness, no triggering events or conditions have occurred that would require payment under the guarantees, and management believes the assets associated with the loans that are guaranteed are sufficient to cover the maximum potential amount of future payments and therefore would not require the Company to provide additional collateral to support the guarantees.

	(in thousands)
Debtor	Incurred During 2004	Maximum Guaranteed Amount
U.S. Restaurant Properties Operating, LP; USRP (PAC), LP; USRP (T&C), LP (1)	$93	$1,818
U.S. Restaurant Properties, Inc. (2)	34	106
U.S. Restaurant Properties, Inc. (3)	—	918

Total Guarantees	$127	$2,842

(1)	A Settlement Agreement between Alon and the Company obligated USRP to potential future payments of property release prices, as defined, on Alon properties that do not remain open and operating under the Fina brand during the term of the Agreement, through December 2008. Contracts for sales of any of these properties by USRP to third parties may contractually obligate the purchaser to maintain the Fina brand on the gasoline service stations, or pay the release price should a branding change be desired by the purchaser. In the event a new owner defaults on the agreement with USRP to maintain a continuously operating store under the Fina brand, the Company would remain directly responsible for payment of the release price to Alon.
(2)	An agreement between Marshall Energy Ventures, Inc. (“Marshall”) and the Company obligated USRP to potential future payments of property release prices, on Marshall properties that do not remain open and operating under the Phillips 66 brand during the term of the agreement, through July 2010. Contracts for sales of any of these properties by USRP to third parties may contractually obligate the purchaser to maintain the Phillips 66 brand on the gasoline service stations, or pay the release price should a branding change be desired by the purchaser. In the event a new owner defaults on the agreement with USRP to maintain a continuously operating store under the Phillips 66 brand, the Company would remain directly responsible for payment of the release price to Marshall.
(3)	The Company obtains irrevocable standby letters of credit to guarantee payment of a specific financial obligations. The Company had three letters of credit which were collateralized with cash for its wholly-owned subsidiary, FSI. Two of the FSI letters of credit secure payment to a gasoline provider and expired in April 2004, and one secures payment of excise taxes to the Internal Revenue Service and expires in December 2004. If the Company defaults on its financial obligations under the stipulations of the letters of credit, it would be required to pay up to the maximum guaranteed amount.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Commitments

On July 1, 2004, the Company entered into a three-year product sales contract (the “Contract”). Under the Contract, the Company committed to acquire a minimum of 17.5 million gallons of gasoline per year for three years to be sold at the Company’s Hawaii gas stations. The Contract secures a readily available supply of fuel at competitive market prices.

Employment Agreement

The Company entered into an employment agreement with Mr. Stetson as of July 1, 2003. This agreement provides for a minimum salary of $250,000 per year and a bonus of up to $100,000 which is payable based on the attainment of specific goals. The agreement also provides for the granting of 15,000 shares of restricted stock to Mr. Stetson no later than March 31, 2004 which vest if certain situations occur such as termination without cause or a change in control of the Company but no later than July 1, 2005. Two months prior to expiration, unless notification of termination is given, this agreement extends for one year from the date of expiration.

Severance Arrangements

The Company entered into severance agreements with Mr. Davis and Ms. Riffe as of January 1, 2004. These agreements, which each have an initial term of five years, provide for severance payments if certain situations occur such as termination without cause or a change in control of the Company. If a change in control of the Company occurs, each of Mr. Davis and Ms. Riffe shall be entitled to receive a payment equal to half their salary at such time. In addition, if either Mr. Davis or Ms. Riffe is terminated following a change in control (other than for cause), he or she would be entitled to an additional payment equal to one times his or her salary at such time. If at any time, either Mr. Davis or Ms. Riffe is terminated (other than following a change in control or other than for cause), he or she would be entitled to a severance payment equal to three-quarters his or her salary at such time.

10. Related Party Transactions

On January 24, 2002, Lone Star U.S. Acquisitions LLC (an affiliate of the Lone Star Investors described in Note 11 below), the OP, LSF 4 Acquisition, LLC and Shoney’s, Inc. entered into an Agreement and Plan of Merger pursuant to which LSF 4 Acquisition, LLC would merge into Shoney’s, with Shoney’s being the surviving entity. Pursuant to the terms of the merger, which was consummated on April 10, 2002, all of the outstanding shares of common stock of Shoney’s were cancelled and converted into the right to receive $0.36 in cash and each outstanding membership interest in LSF 4 Acquisition, LLC (owned 90.1% by Lone Star U.S. Acquisitions and 9.9% by the OP) was converted into and exchanged for 100 shares of common stock of Shoney’s, as the surviving entity in the merger. Under the terms of the limited liability company agreement, Lone Star Acquisitions contributed 90.1% of the initial capital and the OP contributed 9.9% of the initial capital to LSF 4 Acquisition, LLC. Pursuant to the terms of financing arrangements entered into in conjunction with the merger, the OP became the 7.5% owner of the equity of the sole shareholder of Shoney’s. The OP had no obligation to fund any capital requirements of the entity, other than its initial capital contribution; however, in December 2002, it did contribute an additional $0.9 million as part of a capital call. The Company purchased 51 properties from Shoney’s as of

December 31, 2002 and acquired 59 additional properties in 2003. The Company’s investments in Shoney’s as of December 31, 2002 consisted of an investment in common stock of $2.4 million, mortgage loans receivable of $18.5 million and real estate purchased and leased back to Shoney’s of approximately $37.3 million. On October 6, 2003, the Company sold its 7.5% equity interest in Shoney’s, Inc. to the other shareholder of the parent company. Net proceeds were $4.5 million and the Company recognized a gain of approximately $2.1 million on the transaction.

In March 2000, the Company advanced $400,000 to Mr. Stetson, the Company’s Chief Executive Officer, for the purchase of the Common Stock of the Company. The promissory note provides for an interest rate of 7.0% per annum and quarterly payments of interest only through December 2005, with a final payment of principal and interest due in March 2006. This note is classified as “Loans to stockholders for common stock” in the Company’s Consolidated Balance Sheets. During 2002, this promissory note was paid down by $125,000 and during 2004, the note was paid down by $75,000. At December 31, 2004 and 2003, there was a balance of $200,000 and $275,000, respectively, due on this note.

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

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Preferred Partnership Interest

During 1999, the Company issued $55.0 million of 8.5% preferred interest in HJV to a third party for net proceeds of $52.8 million. Under the terms of this transaction, the preferred interest holder received annual distributions equal to $4.7 million payable monthly from the cash flows of HJV. Income was allocated to the preferred interest holder equal to their distribution. On November 4, 2003, the Company redeemed the $52.8 million preferred interest. The redemption was funded by a $35.0 million term loan, and $17.8 million from the issuance of additional shares of the Company’s Series A Preferred stock and cash.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Minority interests in the OP consisted of the following at December 31, 2004 and 2003 (in thousands):

Balance at January 1, 2003	$52,845
79,845 OP Units issued	1,146
Redemption of partnership interest	(52,813)
Distributions paid	(4,194)
Income allocated to minority interests	4,147
Other	(57)

Balance at December 31, 2003	1,074
Distributions paid	(109)
Income allocated to minority interests	38

Balance at December 31, 2004	$1,003

Preferred Stock

Series A Preferred

On November 12, 1997, the Company sold 3,680,000 shares of Series A Cumulative Convertible Preferred Stock (“Series A Preferred”) with a liquidation preference of $25.00 per share. The Series A Preferred was not redeemable prior to November 15, 2002. On and after November 15, 2002, the Series A Preferred is redeemable, in whole or in part, at the option of the Company, (i) for such number of shares of Common Stock as are issuable at a conversion rate of .9384 shares of Common Stock for each share of Series A Preferred, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the Common Stock on the New York Stock Exchange equals or exceeds the Conversion Price, subject to adjustment in certain circumstances, plus cash in the amount of any accrued and unpaid dividends, or (ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred, plus any accrued and unpaid dividends. The Series A Preferred has no stated maturity and is not subject to a sinking fund. Shares of Series A Preferred are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of Common Stock at a conversion price of $26.64 per share of Common Stock (equivalent to a conversion rate of .9384 shares of Common Stock). Distributions on Series A Preferred are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of Common Stock into which a share of Series A Preferred is convertible. As of December 31, 2004, 62 Series A Preferred shares had been converted into Common Stock. Holders of preferred stock are entitled to receive dividends in preference to any dividends to common stockholders or OP unit holders.

In November 2003, the Company issued 404,350 additional shares of the Series A Preferred to an affiliate of BOA, which BOA subsequently sold in 2004. Cash generated from the issuance was used as partial payment for the redemption of the Highland Joint Venture minority interest in November 2003.

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

Management evaluated the Series B Preferred for appropriate classification in the balance sheet. Management concluded that the Series B Preferred is neither mandatorily redeemable, as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” nor does it embody an unconditional obligation to transfer equity shares of the Company. The Series B Preferred does contain conditional obligations to redeem in cash or shares, but the conditions or events are not certain to occur at December 31, 2004. Accordingly, the Series B Preferred does not fall under the scope of SFAS No. 150 at this time.

Since the Series B Preferred is outside the scope of SFAS No. 150, management evaluated the requirements of EITF D-98, “Classification and Measurement of Preferred Securities,” to determine if the securities should be classified as permanent equity. As none of the redemption requirements of the securities are outside the control of the Company, management concluded that the Series B Preferred should be classified as equity as of December 31, 2004.

Series B-1 Preferred

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

Management evaluated the Series B-1 Preferred for appropriate classification in the balance sheet. Management concluded that the Series B-1 Preferred is neither mandatorily redeemable, as defined in SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” nor does it embody an unconditional obligation to transfer equity shares of the Company. The Series B-1 Preferred does contain conditional obligations to redeem in cash or shares, but the conditions or events are not certain to occur at December 31, 2004. Accordingly, the Series B-1 Preferred does not fall under the scope of SFAS No. 150 at this time.

Since the Series B-1 Preferred is outside the scope of SFAS No. 150, management evaluated the requirements of EITF D-98, “Classification and Measurement of Preferred Securities,” to determine if the securities should be classified as permanent equity. As none of the redemption requirements of the securities are outside the control of the Company, management concluded that the Series B-1 Preferred should be classified as equity as of the date of issuance.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Redemption of Series B and B-1 Preferred

Under terms of the Series B and Series B-1 preferred stock, the consummation of the Merger would constitute a “Triggering Event”. A Triggering Event allows the stockholder to elect to receive a “Triggering Redemption Amount”, which is equal to 130% of the Stated Value. Alternatively, the holders may elect to convert their preferred shares to the Common Stock of the Company at a price equal to $16.00 per share for the Series B Preferred and is $16.50 per share for the Series B-1 Preferred, subject to adjustment. The Company has not received any communication from the Series B and B-1 holders as to election intentions.

Distributions to Common and Preferred Stockholders

The Company declared distributions of $29.9 million and $31.3 million to its common stockholders and the minority interests, $7.9 million and $7.3 million to its Series A Preferred stockholders, respectively, and $1.7 million and $610,000 to its Series B Preferred stockholders during the years ended December 31, 2004 and 2003, respectively.

During the three months ended March 31, 2002, the Company changed its declaration date for its dividends from the last working day of the previous period to the first working day of the current period. During the twelve months ended December 31, 2002, the Company paid twelve Common Stock dividends and declared eleven, and paid four Preferred Stock dividends and declared three.

For the year ended December 31, 2002, the Company declared distributions of $28.6 million to its common stockholders and the minority interests and $5.3 million to its Series A Preferred stockholders.

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

Cash and cash equivalents, receivables (including a portion of deferred rent receivable) and accounts payable (including deferred rent payable) are short term and highly liquid in nature. Accordingly, fair value approximates the carrying values of these items. Derivative financial instruments are recorded on the balance sheet at fair value based on brokerage quotes received by the Company. The line of credit, the Certificates and the term loans bear interest at current market rates based upon the prime rate or LIBOR, and accordingly, the fair value approximates the carrying value.

Notes and mortgage loans receivable totaling $19.3 million and $16.4 million as of December 31, 2004 and 2003, respectively, had a fair value of $21.2 million and $17.9 million respectively, based upon interest rates for notes with similar terms and remaining maturities.

Cost method investments with recorded values of $271,000 and $405,000 as of December 31, 2004 and 2003, respectively, had fair values of approximately the same amounts based on prices recently paid by the Company.

Fixed rate notes payable and the mortgage note payable totaling $111.9 million as of December 31, 2004 and 2003 had fair values of $112.4 million and $113.3 million respectively, based on interest rates for notes with similar terms and remaining maturities which management believes the Company could obtain.

The fair value estimates presented herein are based on information available to management as of December 31, 2004 and 2003. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

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

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Real Estate. Real estate activities are comprised of property management, acquisition and leasing operations and related business objectives. The Company derives its revenues primarily from rental income received on its 684 restaurant and services station properties located throughout 48 states; this number does not include 68 Properties that were vacant, 12 other Properties which the Company operates through FSI and two parcels of undeveloped land.

Retail. Revenues from this segment are generated from the sale of gasoline and convenience store merchandise as well as food sales at restaurants operated by the Company. Retail operations are administered by Fuel Supply, Inc. (“FSI”), a wholly-owned taxable REIT subsidiary of the Company. FSI operates certain of the Company’s non-leased properties on an interim basis and utilizes a fuel terminal in Hawaii to store fuel distributed to its Hawaii service stations. At December 31, 2004, FSI operated 8 service stations in Hawaii and 1 in Illinois. In addition to the service stations currently operated, at December 31, 2004 FSI sold fuel through 14 other operators and sold fuel on a wholesale basis to two operators. FSI also operated two restaurants, one each located in Texas and Kansas, and one laundromat in Texas.

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intersegment Charges. Intersegment charges are eliminated in consolidation and include the costs of rent and interest. The Retail segment pays market rate rents to the Real Estate segment for lease of the properties that it operates. Interest is charged at an annual rate of 9.5% on inter-company balances and on a note issued by FSI on January 1, 2002 for the sale of the Company’s interest in the Hawaii fuel terminal to FSI. Inter-company balances represent primarily the cash advances made by the Real Estate segment to the Retail segment to fund its operations. Intersegment rent eliminated in consolidation was $1.2 million and $944,000 the years ended December 31, 2004 and 2003, respectively.

The following table presents the Company’s reportable amounts by segment as of and for the years ended December 31, 2004 and 2003 (in thousands):

2004	Real Estate	Retail	Intercompany	Consolidated
Rental income	$62,711	$225	$(1,160)	$61,776
Retail operations	—	55,813	—	55,813
Interest on real estate loans and tenant expense reimbursements	5,122	76	(76)	5,122
Lease termination fees	385	—	—	385

Total revenues	68,218	56,114	(1,236)	123,096
Depreciation and amortization	(21,442)	(505)	—	(21,947)
General and administrative	(8,756)	(6,471)	—	(15,227)
Retail cost of sales	—	(46,981)	—	(46,981)
Interest expense	(18,276)	(483)	76	(18,683)
Other expenses, net	(7,082)	(2,050)	1,160	(7,972)

Income (loss) from continuing operations before discontinued operations	12,662	(376)	—	12,286
Income from discontinued operations	7,873	339	—	8,212

Net income	$20,535	$(37)	$—	$20,498

Identifiable assets	$518,567	$10,135	$(2,910)	$525,792
Cash allocable to segments	1,571	460	—	2,031

Total assets	$520,138	$10,595	$(2,910)	$527,823

2003	Real Estate	Retail	Intercompany	Consolidated
Rental income	$59,488	$195	$(1,244)	$58,439
Retail operations	—	50,460	—	50,460
Interest on real estate loans and tenant expense reimbursements	7,374	—	(1,237)	6,137
Lease termination fees	1,285	—	—	1,285

Total revenues	68,147	50,655	(2,481)	116,321
Depreciation and amortization	(19,766)	(311)	—	(20,077)
General and administrative	(7,091)	(3,394)	—	(10,485)
Retail cost of sales	—	(41,619)	—	(41,619)
Interest expense	(18,700)	(2,658)	1,237	(20,121)
Other expenses, net	(11,644)	(2,442)	1,244	(12,842)
Gain on sale of investments	2,105	—	—	2,105

Income from continuing operations before discontinued operations an cumulative effect of change in accounting principle	13,051	231	—	13,282
Income from discontinued operations	8,323	874	—	9,197
Cumulative effect of change in accounting principle	(207)	(13)	—	(220)

Net income	$21,167	$1,092	$—	$22,259

Identifiable assets	$528,435	$12,998	$(759)	$540,674
Cash allocable to segments	12,721	1,134	—	13,855

Total assets	$541,156	$14,132	$(759)	$554,529

U.S. RESTAURANT PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. Employee Benefit Plan

Effective October 15, 1997, the U.S. Restaurant Properties, Inc. 401(k) plan (the “Plan”) was established as a savings plan for the Company’s employees. The Plan is a voluntary defined contribution plan. Employees are eligible to participate in the Plan on the earlier of January 1, April 1, July 1 and October 1 immediately following the later of (i) six months after their first day of employment with the Company or (ii) the date an employee attains the age of 21, as defined. Each participant may make contributions to the Plan by means of a pre-tax salary deferral in an amount up to 15% of the participant’s annual compensation (not to exceed $13,000 per annum for 2004, plus “catch-up” contributions of up to $3,000 for employees aged 50 and over). The Company will match up to 50% of participating annual employee’s contributions up to a maximum of 10% of the employee’s annual compensation. The Company matching contribution is subject to specified years-of-service for vesting of the Company’s portion of contributions to the Plan. Beginning in August 2004 the Company began funding the matching contribution with cash. Historically, the Company funded the matching contribution with USRP common stock. Employer contributions of approximately $101,000, $59,000 and $49,000 have been paid or accrued for the years ended December 31, 2004, 2003 and 2002, respectively. Due to the Company’s planned merger with CNLRP, management believes it is the intention of CNLRP to terminate the Plan subsequent to completion of the merger.

15. Summary of Quarterly Financial Information (unaudited) (in thousands, except per share amounts)

	Quarter				Total Year
	First	Second	Third	Fourth
2004
Revenues from continuing operations (a)	$28,655	$30,956	$31,852	$31,633	$123,096
Income from continuing operations (a,b,d)	8,289	7,982	7,223	7,479	30,973
Income from discontinued operations (a,b)	1,268	2,697	1,717	2,530	8,212
Income allocable to common stockholders (c)	2,541	3,642	1,813	2,537	10,533
Income per common share:
Basic net income per share (c)	$0.11	$0.16	$0.08	$0.12	$0.47
Diluted net income per share (c)	$0.11	$0.16	$0.08	$0.11	$0.46

2003
Revenues from continuing operations (a)	$29,714	$26,917	$29,804	$29,886	$116,321
Income from continuing operations (a,b,d)	10,836	7,316	8,142	11,220	37,514
Income from discontinued operations (a,b)	(631)	6,817	2,932	79	9,197
Income allocable to common stockholders	1,410	5,703	3,135	3,890	14,138
Income per common share:
Basic net income per share	$0.07	$0.29	$0.16	$0.18	$0.70
Diluted net income per share	$0.07	$0.29	$0.16	$0.18	$0.70

(a)	Reflects the reclassification in prior periods of the operating results associated with the 196 properties sold or disposed of subsequent to December 31, 2001, of which 61 have been disposed of from January 1, 2004 to December 31, 2004, previously reported in continuing operations.
(b)	Reflects the reclassification in prior periods of provision for doubtful accounts previously shown as a component of continuing operations.
(c)	Reflects the adjustment in prior periods of dividends accrued, but not declared on the Company’s Series A Preferred and Series B Preferred.
(d)	Excludes gain on sale of investment.

16. Subsequent Event

On February 22, 2004, the Company entered into a definitive agreement with Aloha Petroleum, Ltd. (“Aloha”) for the sale the Company’s gas station business and terminal interest in Hawaii for $6.2 million. The Company will retain ownership of the 11 properties located in Hawaii, which will now be leased and operated by Aloha under a master energy lease. The transaction is contingent upon the customary due diligence and the close of the merger.

Item 15(a)(2). Schedules II and III.

Schedule II

U.S. Restaurant Properties, Inc.

Valuation and Qualifying Accounts

(in thousands)

	Accounts Receivable	Straight- line Rent	Notes and Mortgages Receivable	Total
Balance at January 1, 2002	$3,460	$1,287	$6,540	$11,287
Bad debt expense	498	192	(2,351)	(1,661)
Write-offs, net of recoveries	(1,427)	(995)	30	(2,392)

Balance at December 31, 2002	2,531	484	4,219	7,234
Bad debt expense	29	1,097	(917)	209
Write-offs, net of recoveries	(1,217)	(1,141)	(163)	(2,521)

Balance at December 31, 2003	1,343	440	3,139	4,922
Bad debt expense	377	158	(188)	347
Write-offs, net of recoveries	(1,036)	(398)	155	(1,279)

Balance at December 31, 2004	$684	$200	$3,106	$3,990

Schedule III

U.S. Restaurant Properties, Inc.

Real Estate and Accumulated Depreciation

(dollars in thousands)

	Number of Properties (1)	Cost at December 31, 2004				Accumulated Depreciation at December 31, 2004 (2)
Store Type		Land	Buildings	Equipment	Total	Buildings	Equipment	Total
Arby’s	65	$11,007	$38,227	$99	$49,333	$14,211	$75	$14,286
Burger King (3)	130	22,314	48,482	273	71,069	22,129	249	22,378
Captain D’s	99	34,563	39,323	—	73,886	2,941	—	2,941
El Chico	21	8,202	18,942	—	27,144	6,867	—	6,867
Grandy’s	26	11,614	—	—	11,614	—	—	—
Popeyes	19	3,006	8,508	—	11,514	3,194	—	3,194
Schlotzsky’s	20	5,360	10,996	—	16,356	3,960	—	3,960
Shell Oil	10	7,524	10,216	1,179	18,919	2,765	634	3,399
Shoney’s	25	9,566	13,269	300	23,135	1,235	34	1,269
Spaghetti Warehouse	13	4,729	14,081	—	18,810	4,441	—	4,441
Other	326	85,903	157,080	9,948	252,931	56,077	6,239	62,316

Total investment properties (4) (5)	754	203,788	359,124	11,799	574,711	117,820	7,231	125,051
Operating properties	12	9,044	5,603	477	15,124	1,373	372	1,745

Total	766	$212,832	$364,727	$12,276	$589,835	$119,193	$7,603	$126,796

(1)	Substantially all property is restaurant or service station property. Properties include 68 vacant properties, which are included in the store type relating to their respective use prior to vacancy.
(2)	Depreciation is computed over the estimated useful life of 15 to 20 years for the buildings and improvements and seven years for equipment.
(3)	Burger King restaurant properties include the land values of two restaurant properties in which the building and improvements are accounted for as direct financing leases.
(4)	Properties do not include 12 properties, which are operated by the Company’s taxable REIT subsidiary, which are listed below as operating properties.
(5)	The aggregate cost of investment properties for federal income tax purposes is not significantly different than that used for book purposes due to the Company being a REIT.

Transactions in real estate and equipment and accumulated depreciation during 2004, 2003 and 2002 are summarized in the table below.

	Cost (in thousands)	Accumulated Depreciation
Balance at January 1, 2002	$554,163	$82,921
Acquisitions	39,535	—
Cost of real estate sold	(27,159)	(4,821)
Assets classified as held for sale	22,071	—
Depreciation expense	—	21,902
Asset impairment	(2,361)	—
Transfer from direct financing leases	171	—
Transfer from construction in progress	43	—

Balance at December 31, 2002	586,463	100,002
Acquisitions	52,796	—
Cost of real estate sold	(44,845)	(12,467)
Depreciation expense	—	22,399
Asset retirement obligation	462	—
Asset impairment	(4,719)	—
Transfer from direct financing leases	152	—
Transfer from construction in progress	3,175	—

Balance at December 31, 2003	593,484	109,934
Acquisitions	25,964	—
Cost of real estate sold	(30,537)	(5,273)
Depreciation expense	—	22,135
Asset impairment	(362)	—
Transfer from construction in progress	1,286	—

Balance at December 31, 2004	$589,835	$126,796

Index to Exhibits

Exhibit Number
12.1	Ratio of Earnings to Fixed Charges and Preferred Stock Dividends

14.1	Senior Management Code of Ethics for Robert J. Stetson

14.2	Senior Management Code of Ethics for Stacy M. Riffe

14.3	Senior Management Code of Ethics for M. Gail Wells

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Section 302 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Section 302 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Section 906 Certification by Robert J. Stetson Pursuant to the Sarbanes-Oxley Act of 2002.

32.2	Section 906 Certification by Stacy M. Riffe Pursuant to the Sarbanes-Oxley Act of 2002.