Form 10-Q
period 2005-03-31
TRUSTREET PROPERTIES INC
filed 2005-05-10
CIK 1032462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                        For the transition period from to

                         Commission file number 1-13089


                           Trustreet Properties, Inc.
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Maryland                                      75-2687420
(State or other jurisdiction                           (IRS Employer
       of incorporation)                             Identification No.)


    450 South Orange Avenue                                32801
       Orlando, Florida
-------------------------------               ------------------------------
(Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (407) 540-2000
 -----------------------------------------------------------------------------

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No___

         57,901,088 shares of common stock, $0.001 par value, outstanding as of May 9, 2005.

                                    CONTENTS






Part I                                                               Page
                                                                     ----


    Item 1.Financial Statements:

                  Condensed Consolidated Balance Sheets              3-4

                  Condensed Consolidated Statements of Income        5

                  Condensed Consolidated Statements of
                      Stockholders' Equity and Comprehensive
                      Income/(Loss)                                  6-7

                  Condensed Consolidated Statements of Cash Flows    8-9

                  Notes to Condensed Consolidated Financial
                      Statements                                     10-32

    Item 2.Management's Discussion and Analysis of Financial
                Condition and Results of Operations                  33-49

    Item 3.Quantitative and Qualitative Disclosures About
                Market Risk                                          50

    Item 4.Controls and Procedures                                   50-51

Part II

    Other Information                                                52-55

Item 1.  Financial Statements

                           TRUSTREET PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)


                                                                           March 31,              December 31,
                                                                             2005                     2004
                                                                        ----------------         ----------------
ASSETS

Real estate investment properties                                          $   1,562,186             $    535,588
Net investment in direct financing leases                                        161,725                   98,972
Real estate and other assets held for sale                                       174,069                  146,136
Mortgage, equipment and other notes receivable, net of
    allowance of $7,391 and $7,261, respectively                                 300,151                  290,140
Other investments                                                                 16,282                   16,495
Cash and cash equivalents                                                         28,661                   22,744
Restricted cash                                                                   13,732                    7,402
Receivables, less allowance for doubtful accounts
    of $3,554 and $2,136, respectively                                             9,595                    7,391
Accrued rental income                                                             29,837                   28,546
Goodwill                                                                         183,711                   56,260
Other assets                                                                     120,570                   33,975
                                                                       ------------------       ------------------
                                                                           $   2,600,519            $   1,243,649
                                                                       ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Revolver and term loan                                                      $    189,000             $     21,000
Notes payable                                                                    411,697                  162,810
Mortgage warehouse facilities                                                     67,712                  101,394
Subordinated note payable                                                         21,875                   21,875
Bonds payable                                                                    803,617                  405,421
Due to related parties                                                            36,735                   37,172
Other payables                                                                    95,313                   33,736
                                                                       ------------------       ------------------
    Total liabilities                                                      $   1,625,949             $    783,408
                                                                       ------------------       ------------------

     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)
                                 (In thousands)

                                                                           March 31,              December 31,
                                                                             2005                     2004
                                                                        ----------------         ----------------

Minority interests, including redeemable  partnership interest
    in 2004                                                                     4,551                    6,819

Commitments and contingencies (Note 15)

Stockholders' equity:
    Preferred stock, $0.001 par value per share.
       84,500 shares authorized and unissued                                       --                       --
    Preferred stock, $0.001 par value per share: Series A
       Cumulative Convertible Preferred Stock - 8,000 shares
       authorized, 7,834 shares issued and outstanding at
       March 31, 2005 (aggregate liquidation value of $195,855)                     8                       --
    Preferred stock, $0.001 par value per share: Series C
       Redeemable Convertible Preferred Stock - 7,500 shares
       authorized, 7,244 shares issued and outstanding
       at March 31, 2005 (aggregate liquidation value of $181,101)                  7                       --
    Excess shares, $0.001 par value per share.
       400,000 shares authorized and unissued                                      --                       --
    Common stock, $0.001 par value per share; 300,000 shares
       authorized 57,901 and 45,286 shares issued at March 31, 2005 and December 31, 2004, respectively, and 57,901 and 45,249 shares outstanding at March 31, 2005 and December 31, 2004,
       respectively                                                                58                      452
    Capital in excess of par value                                          1,358,931                  825,134
    Accumulated other comprehensive loss                                       (5,733 )                (12,434 )
    Accumulated distributions in excess of net income                        (383,252 )               (359,730 )
                                                                       ------------------       ------------------
           Total stockholders' equity                                         970,019                  453,422
                                                                       ------------------       ------------------

                                                                        $   2,600,519            $   1,243,649
                                                                       ==================       ==================

     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands except for per share data)

                                                                                     Quarter ended
                                                                                       March 31,
                                                                               2005                 2004
                                                                           --------------       --------------
Revenues:
    Rental income from operating leases                                      $    23,474           $   14,427
    Earned income from direct financing leases                                     2,762                2,575
    Interest income from mortgage, equipment and other
       notes receivables                                                           6,281                6,653
    Investment and interest income                                                   546                1,191
    Other income                                                                   1,061                1,356
                                                                          ---------------       --------------
                                                                                  34,124               26,202
                                                                          ---------------       --------------
Expenses:
    General operating and administrative                                          10,963                6,299
    Interest expense                                                              16,891               11,829
    Property expenses, state and other taxes                                       1,197                  135
    Depreciation and amortization                                                  5,230                2,784
    Loss on termination of cash flow hedge                                            --                  355
    Impairments and provisions on assets                                              --                  547
                                                                          ---------------       --------------
                                                                                  34,281               21,949
                                                                          ---------------       --------------
Income/(loss) from continuing operations before minority
    interest, equity in earnings of unconsolidated joint
    ventures and gain on sale of assets                                             (157 )              4,253

Minority interest                                                                   (815 )               (662 )

Equity in earnings of unconsolidated joint ventures                                   30                   34

Gain on sale of assets                                                                 --                    6
                                                                          ---------------       --------------

Income/(loss) from continuing operations, net                                       (942 )              3,631

Income from discontinued operations, after income taxes                            4,391                7,217
                                                                          ---------------       --------------

Net income                                                                         3,449               10,848
     Dividends to preferred stockholders                                          (2,923 )                  --
                                                                          ---------------       --------------
Net income allocable to common stockholders                                    $     526           $   10,848
                                                                          ===============       ==============

Basic and diluted net income per share:
    Income/(loss) from continuing operations allocable to
       common stockholders                                                   $     (0.09 )          $    0.10
    Income from discontinued operations                                             0.10                 0.21
                                                                          ---------------       --------------

Basic and diluted net income per share                                        $     0.01            $    0.31
                                                                          ===============       ==============

Weighted average shares of common stock outstanding (Notes 2 and 13):
    Basic                                                                         43,858               35,032
                                                                          ===============       ==============
    Diluted                                                                       43,858               35,032
                                                                          ===============       ==============

     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                          Quarter ended March 31, 2005
                                   (UNAUDITED)
                    (In thousands except for per share data)


                                Preferred Stock        Preferred Stock
                                   Series A                Series C           Common Stock
                             ---------------------- ----------------------- ------------------  Capital in
                              Number of    Par      Number of      Par      Number of   Par     excess of    Unearned
                              shares      value       shares       value     shares     value    par value   compensation
                             ---------- ----------- -----------  ---------- ---------  -------  -----------  ------------

Balance at December 31, 2004         --   $  --           --      $    --    45,249   $  452    $ 825,134       $   --


Effect of USRP Merger:
    Assumption of USRP equity     4,084       4           --           --    22,599       23      440,483           --
    Conversion of common
       shares                        --      --        7,244            7   (10,223)    (417)         410           --

Acquisition of Income Funds      3,750        4           --           --        --       --       88,231           --

Net income                          --       --           --           --        --       --           --           --

Other comprehensive income,
    market revaluation on
    available for sale
    securities                      --       --           --           --        --       --           --           --

Current period adjustment to
    recognize change in
    fair value of cash flow
    hedges, inclusive of
    $1,650 in tax provision         --       --           --           --        --       --           --           --

Total comprehensive income          --       --           --           --        --       --           --           --


Repayment by stockholder of
    loan                            --       --           --           --        --       --           --           --

Distributions declared on
    common stock                    --       --           --           --        --       --           --           --

Distributions declared on
    preferred stock                 --       --           --           --        --       --           --           --

Issuance of common stock to
    directors and employees         --       --           --           --       119       --        2,053           --




     See accompanying notes to condensed consolidated financial statements.



             Accumulated   Accumulated
             distributions   other                      Compre-
               in excess     compre-                    hensive
  Loans to     of net        hensive                    income/
 Stockholders  income       income/(loss)   Total       (loss)
 ----------- -----------    -----------   ----------   -----------

  $    --    $ (359,730)    $  (12,434)   $ 453,422



     (224 )          --             --      440,286

       --            --

       --            --             --       88,235

       --         3,449             --        3,449      3,449




       --            --             96           96         96





       --            --          6,605        6,605      6,605
                                                      -----------
       --            --             --           --    $10,150
                                                       ===========


      224            --             --          224


       --       (21,701 )           --      (21,701 )


       --        (2,923 )           --       (2,923 )


       --            --             --        2,053











                           TRUSTREET PROPERTIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                          Quarter ended March 31, 2005
                                   (UNAUDITED)
                    (In thousands except for per share data)


                                Preferred Stock        Preferred Stock
                                   Series A                Series C           Common Stock
                             ---------------------- ----------------------- ------------------  Capital in
                             Number of     Par      Number of       Par     Number of    Par     excess of     Unearned
                              shares      value       shares       value     shares     value    par value    compensation
                             ---------- ----------- -----------  ---------- ---------  -------  -----------  ------------

Issuance of restricted
    stock to directors
    and employees                 --    $     --         --      $    --       138     $   --   $   2,347    $   (2,347 )

Proceeds from exercised
    stock options                 --          --         --           --        19         --         273            --
                             ---------- ----------- -----------  ---------- --------- --------- -----------  ------------

Balance at March 31, 2005      7,834    $      8      7,244      $     7    57,901     $   58   $1,358,931   $   (2,347 )
                             ========== =========== ===========  ========== ========= ========= ===========  ============




     See accompanying notes to condensed consolidated financial statements.


            Accumulated    Accumulated
            distributions   other                      Compre-
             in excess      compre-                    hensive
  Loans to     of net       hensive                    income/
 Stockholders  income      income/(loss)   Total        (loss)
----------- -----------    -----------   ----------   -----------



  $     --   $     --      $     --       $     --


        --         --            --            273
----------- -----------   -----------    ----------

  $     --  $(380,905 )    $ (5,733 )     $970,019
=========== ===========   ===========    ==========



                           TRUSTREET PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                        Quarter ended
                                                                                          March 31,
                                                                                   2005                2004
                                                                               --------------       ------------
  Cash flows from operating activities:

     Net income                                                                  $     3,449         $   10,848
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization on real estate assets                         5,072              2,759
           Depreciation and amortization on non-real estate assets                       385                306
           Amortization of deferred financing costs                                    1,968                 --
           Impairments and provisions on assets                                          207                547
           Gain on sales of assets                                                      (180 )           (1,452 )
           Stock based compensation                                                    2,053                 --
           Increase in income tax payable                                              2,000              1,234
           Decrease in deferred tax asset                                              4,595                 --
           Increase in accrued rental income                                          (1,291 )           (1,033 )
           Amortization of investment in direct financing leases                         895                533
           Changes in inventories of real estate held for sale                        34,185            (28,997 )
           Changes in other operating assets and liabilities                           6,244             (3,430 )
                                                                              ---------------      -------------
        Net cash provided by /(used in) operating activities                          59,582            (18,685 )
                                                                              ---------------      -------------

  Cash flows from investing activities:
     Additions to real estate investment properties                                  (26,331 )               --
     Proceeds from sale of assets                                                         --              9,164
     Decrease in restricted cash                                                       1,462              3,873
     Acquisition of Income Funds                                                    (449,997 )               --
     Cash acquired through merger                                                     43,473                 --
     Payment of merger costs for USRP reverse merger                                 (11,927 )               --
     Collection on mortgage, equipment and other notes receivable                      2,887              3,112
                                                                              ---------------      -------------
        Net cash provided by/(used in) investing activities                         (440,433 )           16,149
                                                                              ---------------      -------------

     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (In thousands)

                                                                                        Quarter Ended
                                                                                          March 31,
                                                                                   2005               2004
                                                                              ---------------    ---------------
     Cash flows from financing activities:
        Payment of stock issuance costs                                          $    (1,493 )     $     (1,493 )
        Proceeds from borrowings on revolver, term loan and note payable             762,000              8,500
        Payment on revolver and note payable                                        (767,507 )          (18,147 )
        Proceeds from borrowings on mortgage warehouse facilities                      7,892             49,957
        Payments on mortgage warehouse facilities                                    (41,574 )          (32,869 )
        Proceeds from borrowings on senior notes                                     250,000                 --
        Proceeds from issuance of bonds                                              275,000                 --
        Retirement of bonds payable                                                  (20,381 )           (5,206 )
        Payment of bond issuance and debt refinancing costs                          (22,456 )              (16 )
        Proceeds from termination of hedge                                             1,685                 --
        Proceeds from exercised stock options                                            273                 --
        Retirement of convertible preferred stock                                    (32,500 )               --
        Loan from stockholder                                                             --               5,700
        Acquisition of minority interest                                                (655 )               --
        Distributions to minority interest                                              (755 )             (513 )
        Distributions to common stockholders                                         (17,849 )          (18,009 )
        Distributions to preferred stockholders                                       (4,912 )               --
                                                                              ---------------    ---------------
               Net cash provided by/(used in) financing activities                   386,768            (12,096 )
                                                                              ---------------    ---------------

  Net increase (decrease) in cash and cash equivalents                                 5,917            (14,632 )

  Cash and cash equivalents at beginning of period                                    22,744             36,955
                                                                              ---------------    ---------------

  Cash and cash equivalents at end of period                                     $    28,661       $     22,323
                                                                              ===============    ===============

  Supplemental disclosures of cash flow information:

        Interest paid                                                            $    14,813       $     11,188
                                                                              ===============    ===============

        Interest capitalized                                                        $      --        $       14
                                                                              ===============    ===============

        Income taxes paid                                                           $      --        $      545
                                                                              ===============    ===============

  Supplemental disclosures of non-cash investing and financing activities:

        Redemption of minority interest in lieu of payment on accounts
           receivable                                                            $     1,798        $      894
                                                                              ===============    ===============

        Foreclosure on notes receivable and acceptance of underlying real
           estate collateral                                                        $      --       $      452
                                                                              ===============    ===============

        Distributions declared and unpaid at March 31                            $     6,369        $       --
                                                                              ===============    ===============


       Refer to Note 4 to the condensed consolidated financial statements for the allocation of assets acquired and liabilities assumed as part of the Merger in February 2005.

     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


1.       Organization and Nature of Business:

         Trustreet Properties, Inc. (the "Company") is the new name adopted upon the merger (the "Merger") of CNL Restaurant Properties, Inc. ("CNLRP") and eighteen CNL Income Fund partnerships ("the Income Funds") with and into U.S. Restaurant Properties, Inc. ("USRP") on February 25, 2005. The Company is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.

         The Company manages, operates and reports its business by dividing it into two distinct segments, a real estate segment and a specialty finance segment. The real estate segment's assets include properties subject to triple-net leases and mortgage, equipment and other loans to third parties. The real estate segment's earnings are from rental income, interest income on loans, proceeds from dispositions of properties sold to manage portfolio risk and income from retained interests in the Company's prior loan securitizations.

         The specialty finance segment includes the Company's investment property sales program and investment banking services to national and regional restaurant operators. The specialty finance segment's earnings are from lease income prior to sale and net gains from investment property sales and to a lesser extent, advisory services and servicing revenues. This segment historically had earnings from interest income on mortgage loans as well. The majority of these loans were sold to the real estate segment as of March 31, 2005 where management of the Company believes the loans are more aligned as long-term investments.

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. As a result of the Merger described in Note 4, operating results for the quarter ended March 31, 2005 include the results of CNLRP from January 1, 2005 through February 24, 2005 and include the operating results of the merged Company from February 25, 2005 through March 31, 2005. Operating results for the three months ended March 31, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. CNLRP was treated as the acquiror for accounting purposes. Amounts as of December 31, 2004 included in the financial statements are those of CNLRP and have been derived from audited financial statements of CNLRP as of that date. Operating results for the three months ended March 31, 2004 are the historical amounts of CNLRP. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 8-K/A, filed on March 8, 2005.

         The Company has restated the weighted average shares outstanding calculation for all periods presented to show the effect of the exchange of the shares as a result of the Merger, as described in Note 4.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


2.       Basis of Presentation - Continued:

         The Company reports both basic and diluted earnings per share amounts. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the dilutive effect of stock options, and convertible preferred stock for the Series A Cumulative Convertible Preferred Stock (the "Series A Preferred Stock") and the 7.5 percent Series C Redeemable Convertible Preferred Stock (the "Series C Preferred Stock") (collectively "Common Stock Equivalents"). Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period, which are computed using the treasury stock method for outstanding stock options. Common share equivalents are excluded from the computations in periods in which they have an anti-dilutive effect.

3.       Adoption of New Accounting Standards:

         In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 153, "Exchange of Non-Monetary Assets" ("FAS 153"). FAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchange of similar productive assets under APB Opinion No. 29, "Accounting for Non-Monetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

4.       Merger:

         On August 9, 2004, CNLRP announced that it had entered into a definitive agreement and plan of merger with USRP, a publicly traded real estate investment trust, and on February 25, 2005, completed the transactions contemplated by the agreement, including the Merger of CNLRP into USRP and the change of USRP's name to Trustreet Properties, Inc. On the same day, pursuant to merger agreements between each of the Income Funds and USRP, each Income Fund merged with a separate wholly owned subsidiary of the combined company's operating partnership. The Merger was structured to be tax-free to the stockholders of CNLRP and USRP but taxable with respect to the Income Funds. In order to effect the Merger, the Company entered into several new financing transactions as discussed further in Note 9. As a result of the merger, the Company became the largest publicly traded REIT in the United States focused primarily on the restaurant industry. The mergers further diversified the Company portfolio and enhanced the Company's leading position in the restaurant industry.

         The Merger of CNLRP into USRP through an exchange of equity interests was accounted for using the purchase method of accounting, and CNLRP was treated as the acquiror for accounting purposes since the former common stockholders of CNLRP own approximately 60.7% and the former common stockholders of USRP own approximately 39.3% of the outstanding common stock of the combined company on a fully diluted basis. In addition, the former directors of CNLRP make up a majority of the current board of directors and the former executive officers of CNLRP manage the Company. As a result of CNLRP being treated as the acquiror for accounting purposes, the assets and liabilities of CNLRP continue to be recorded at historical values. The assets and liabilities of USRP and the Income Funds were recorded at their estimated fair values at the date of the merger, with the excess of the purchase price of USRP over the sum of tangible and identifiable intangible fair values of USRP recorded as goodwill in accordance with Statement of Financial Accounting Standards No. 141 "Business Combinations" ("FAS 141").

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

         The Company's allocation of the amount to the assets acquired and liabilities assumed is preliminary and subject to change. The purchase price has been allocated between assets, liabilities and intangible assets based on the initial estimates of fair value. These allocations are preliminary and may not be indicative of the final allocations. Management of the Company continues to evaluate the existence of pre-merger contingencies and the assumptions used in valuing the real estate. Management of the Company anticipates finalizing these allocations during the latter part of 2005. A change in the final allocation from what is presented may result in an increase or decrease in identified intangible assets and changes in depreciation, amortization or other expenses.

         In connection with the allocation of the purchase price to the USRP and Income Fund real estate, the following methodology was utilized:

             o The fair value of land and buildings was estimated as if the properties were vacant. The land value was estimated and the buildings were valued at estimated replacement cost less depreciation.

             o For properties currently under lease, an analysis was performed to determine whether the current lease terms were above or below market rate and an asset or liability, respectively, was determined using discounted cash flows.

             o For properties currently under lease, the value associated with having a lease in place was estimated by evaluating the present value of the lost rents for each property that would have resulted if the properties had to be constructed and the costs related to executing the lease.

             o The benefit of having a tenant in each specific property with a high likelihood of renewing the lease at the end of the current term was evaluated and a value was determined using the present value of rents during a standard re-lease period.

         The purchase price relating to the exchange of interests between USRP and CNLRP was based upon the market capitalization of USRP using an average trading price of USRP common stock and traded Series A Preferred Stock for the day before and the day of the announcement of the proposed merger on August 9, 2004, as well as the estimated market values for the Eight Percent Series B Convertible Preferred Stock ("the Series B Preferred Stock") of USRP plus certain merger related costs incurred by CNLRP.

                                                                                                Total Market
                                                             Shares                                 Value
                         Equity Interest                 (in thousands)          Price         (in thousands)
              --------------------------------------    -----------------    --------------    ----------------

              Series A Preferred Stock                        4,084           $   23.53          $   96,099
              Series B Preferred Stock                           25          $ 1,300.00              32,500 (a)
              Common Stock                                   22,599           $   15.24             344,411
                                                                                               ----------------
                                                                                                    473,010
              Transaction costs                                                                      13,058
                                                                                               ----------------
                   Total                                                                        $   486,068
                                                                                               ================


                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

         (a) Includes a $7.5 million premium as a result of the merger triggering the redemption provisions of the Series B Preferred Stock (see Note 9).

         As a result of the exchange of interests between CNLRP and USRP, 45.2 million shares of CNLRP common shares were converted into (i) 35.2 million USRP common shares and (ii) 7.2 million newly issued shares of USRP's Series C Preferred Stock, using an exchange rate of (i) 0.7742 for common shares and (ii) 0.16 per preferred shares. The Company recorded goodwill of approximately $127.5 million relating to this merger which represented the excess of the fair value of the USRP common stock over the fair value of its tangible and identifiable intangible net assets.

         The acquisition of each of the Income Funds by USRP through a combination of cash and USRP Series A Preferred Stock interests was also accounted for using the purchase method of accounting and the assets and liabilities of the Income Funds were recorded at their estimated fair values at the date of the mergers. The purchase price for the Income Funds was determined as follows:

                                                                                       (In thousands)

           Cash Consideration.............................................                 $  449,997
           Preferred Share Consideration (3,749.9 million shares at $23.53 per share)      $   88,235
                                                                                       ---------------
           Purchase Price including transaction costs.....................                 $  538,232
                                                                                       ===============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

         The following table shows the allocation of the purchase consideration:

                                                                      (In thousands)
         Consideration:
           Exchange of equity interests                                    $  473,010
           Transaction costs                                                   13,058
           Cash                                                               449,997
           Series A Preferred Shares                                           88,235
                                                                      ----------------
              Total consideration                                         $ 1,024,300
                                                                      ================

         Assets Acquired:
           Real estate investment properties                              $ 1,003,171
           Net investment in direct financing leases                           63,648
           Real estate held for sale                                           60,552
           Cash                                                                43,473
           Restricted cash                                                      7,792
           Mortgage and equipment notes receivable                             16,770
           Accounts receivable                                                  5,346
         Other assets:
           Above market leases                                                 47,638
           Leases in place                                                     15,675
           Tenant relationships                                                 9,539
           Other                                                                9,640
           Goodwill                                                           127,451 (1)
                                                                      ----------------
              Total                                                         1,410,695
                                                                      ----------------

         Liabilities Assumed:
           Revolver                                                            14,150
           Notes payable                                                      158,244
           Bonds payable                                                      143,505
           Due to related parties                                                 270
           Other payables:
              Below market leases                                              32,501
              Environmental and exit costs liability                            4,775
              Distributions payable                                             4,506
              Other                                                            21,074
           Minority interests                                                   7,594
           Loan due from stockholder (reduction of equity)                       (224 )
                                                                      ----------------
              Total                                                           386,395
                                                                      ----------------

                Net assets acquired                                       $ 1,024,300
                                                                      ================

         (1) The goodwill resulting from the Merger was assigned to the real estate segment.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

         In order to gauge the estimated cost of soil and groundwater contamination from the accidental loss of petroleum and other solvents from the Company's underground storage tanks during the first quarter of 2005, the Company performed a number of site investigations of the acquired USRP properties. Based upon the most recent environmental site assessments by its environmental consultants, the Company accrued its best estimate of $4.0 million, on a non-discounted basis, for the remediation and post-monitoring expenses. In addition, the Company is currently in the process of a phase-one environmental assessment that is expected to be completed during the second quarter of 2005. It is reasonably possible that the Company's recorded estimate of its obligation may change in the near term.

         The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements  of  CNLRP,  USRP  and  the  historical  combined  financial information of the Income Funds. The unaudited pro forma condensed consolidated statements of earnings assume that the mergers had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including a) rental income adjustments resulting from the straight-lining of scheduled rent increases as if the real estate had been acquired on January 1, 2004,
         b) the  amortization of the intangible  assets relating to above market leases and liabilities relating to below market leases over the remaining lease terms, c) elimination of intercompany fees and expenses between CNLRP and the Income Funds, d) adjustments to depreciate real estate assets over the depreciable lives and e) the amortization of identifiable leases in place intangibles and tenant relationship intangibles over the remaining lease terms. The following information also gives effect to the additional interest expense and amortization of loan costs resulting from entering into a series of financings as part of the Merger consisting of a $275 million net lease securitization, the issuance of $250 million in senior unsecured notes, and a $140 million term loan, net of the effect of eliminating the interest expense and amortization of loan costs relating to the repayment of $157 million of indebtedness. The unaudited proforma condensed financial information is not indicative of the results of operations that would have been achieved had the mergers reflected herein been consummated on the dates indicated or that will be achieved in the future.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

                                                                           Three Months      Three Months
                                                                          Ended March 31,    Ended March 31,
                                                                               2005              2004
                                                                          --------------    -------------

              Revenues                                                        $  53,857        $ 56,450
                                                                          ==============    =============

              Net income/(loss)                                                $ (1,975 )      $ 19,405
              Dividends to preferred stockholders                                (7,157 )         (7,157 )
                                                                          --------------    -------------
              Net income allocable to common stockholders                        (9,132 )        12,248
                                                                          ==============    =============

              Basic and diluted earnings/(loss) per share                      $  (0.16 )      $   0.21
                                                                          ==============    =============

              Basic and diluted weighted average shares outstanding              57,668          57,630
                                                                          ==============    =============

         During the quarter ended March 31, 2005, the Company recorded non-recurring charges of approximately $13.7 million. These one-time expenses consisted of a non-cash tax charge of $5 million and $8.7 million of expenses related to the Merger.

5.       Intangible Lease Costs:

         Intangible lease costs included in other assets on the condensed consolidated financial statements consisted of the following at March 31 (in thousands):

                                                                               2004             2003
                                                                            ------------    -------------

           Intangible lease origination costs:
             Leases in place                                                   $ 15,675            $   --
             Tenant relationships                                                 9,539                --
                                                                            ------------    -------------

             Less accumulated amortization                                         (682)               --
                                                                            ------------    -------------
                                                                                 24,532                --
                                                                            ------------    -------------
             Above market lease values                                           47,638                --
             Less accumulated amortization                                         (524)               --
                                                                            ------------    -------------
                                                                                 47,114                --
                                                                            ------------    -------------
                                                                               $ 71,646            $   --
                                                                            ============    =============

         Above market lease values and below market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable property.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


6.       Real Estate Investment Properties:

         Real estate investment properties consist of the following at:

                                                                (In thousands)
                                                       March 31,              December 31,
                                                         2005                     2004
                                                   ------------------       -----------------

                Land                                    $    820,725             $   281,777
                Buildings                                    802,713                 313,928
                Equipment and other                            4,661                   1,251
                                                   ------------------       -----------------
                                                           1,628,099                 596,956
                Less accumulated depreciation                (65,913 )               (61,368 )
                                                   ------------------       -----------------

                                                       $   1,562,186            $    535,588
                                                   ==================       =================

         In connection with the Merger described in Note 4, the Company acquired land, buildings and restaurant equipment during the quarter ended March 31, 2005.

         Future  minimum   contractual  lease  payments  to  be  received  under
         noncancellable operating leases at March 31, 2005 are as follows:

                                                   (In thousands)
                                                 --------------------

                     2005                              $     114,279
                     2006                                    149,533
                     2007                                    147,254
                     2008                                    145,806
                     2009                                    144,330
                     Thereafter                            1,075,197
                                                 --------------------

                                                      $    1,776,399
                                                 ====================

7.       Net Investment in Direct Financing Leases:

         The components of net investment in direct financing leases consist of the following at:

                                                                     (In thousands)
                                                             March 31,          December 31,
                                                                2005                2004
                                                            -------------      ---------------

              Minimum lease payments
                  receivable                                   $ 240,291          $   177,109
              Estimated residual values                           44,701               25,261
              Interest receivable from
                  secured equipment leases                             6                    7
              Less unearned income                              (123,273 )           (103,405 )
                                                            -------------      ---------------

              Net investment in direct financing
                  leases                                       $ 161,725           $   98,972
                                                            =============      ===============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


7.       Net Investment in Direct Financing Leases - Continued:

         The following is a schedule of future minimum lease payments to be received on direct financing leases at March 31, 2005:

                                                       (In thousands)
                                                      ----------------

                        2005                              $    14,627
                        2006                                   19,519
                        2007                                   19,663
                        2008                                   19,805
                        2009                                   19,863
                        Thereafter                            146,814
                                                      ----------------

                                                          $   240,291
                                                      ================

8.       Real Estate, Retail and Other Assets Held for Sale:

         Real estate and other assets held for sale consists of the following at:

                                                    (In thousands)
                                             March 31,        December 31,
                                               2005               2004
                                           --------------    ----------------

                Land and buildings            $  170,830          $  146,136
                Inventory                          3,239                  --
                                           --------------    ----------------

                                              $  174,069          $  146,136
                                           ==============    ================

         The specialty finance segment actively acquires real estate assets subject to leases with the intent to sell. In accordance with Statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" ("FAS 144"), the properties' operating results and the gains or losses resulting from the disposition of properties are recorded as discontinued operations. In addition to its business of investing in restaurant properties subject to triple-net leases, the real estate segment will divest properties from time to time when it is strategic to the Company's longer-term goals. When the real estate segment establishes its intent to sell a property, all operating results and the gain or loss on disposition of the property is treated as discontinued operations for all periods presented. During 2002, the Company purchased the operations of certain restaurants. In December 2004, the restaurant operations were sold to an affiliated entity.

         In addition, as part of the Merger, the Company acquired several convenience, gas and restaurant operations which the Company intends to sell before the end of 2005. As of the date of the Merger, eighteen gas station units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii were under contract to sell. The Company expects to receive proceeds of approximately $6.2 million in connection with this sale. As of March 31, 2005, the Company had a liability approximately $0.8 million for exit costs related to the gas and fuel activities. The Company expects this transaction to close within the next twelve months. All operating results relating to all of these retail operations were recorded as discontinued operations for all periods presented.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


8.       Real Estate, Retail and Other Assets Held for Sale - Continued:

         The operating results of the discontinued operations were as follows for the quarters ended March 31:

                                                                           (In thousands)
                                                                       2005              2004
                                                                   -------------     -------------

                 Rental income                                        $   2,246         $   2,840

                 Food, beverage and retail revenues                       5,245             3,819

                 Food, beverage and retail expenses                      (4,634 )          (4,008 )

                 Interest expense                                          (827 )            (717 )

                 Other property related expense                            (630 )            (418 )

                 Impairment provisions                                     (192 )               --
                                                                   -------------     -------------

                 Earnings from discontinued operations                    1,208             1,516
                                                                   -------------     -------------

                 Sales of real estate                                    56,954            48,049

                 Cost of real estate                                    (47,177 )         (41,114 )
                                                                   -------------     -------------

                 Gain on disposal of discontinued operations              9,777             6,935
                                                                   -------------     -------------

                 Income tax provision                                    (6,594 )          (1,234 )
                                                                   -------------     -------------

                 Income from discontinued operations                  $   4,391         $   7,217
                                                                   =============     =============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


9.       Borrowings:

         Borrowings consist of the following at:

                                                March 31, 2005                                  December 31, 2004
                                            -----------------------                           -----------------------
                                                                                  Expected
                                              Amount                              maturity/     Amount
                                               (In       Average                  retirement     (In         Average
                                             thousands)    Rate       Capacity       date      thousands)     rate
                                            ----------------------- ------------ ------------ ------------- ----------

         Revolver                               $  49,000  5.71%       $ 125,000  April 2005      $  21,000    4.04%
         Term loan                                140,000  5.75%         385,000  April 2005             --      --
         Senior unsecured notes                   250,000  7.50%         250,000  April 2015             --      --
         Notes payable                            160,783  5.94%         160,783  2005-2011         162,810    5.83%
         Mortgage warehouse facilities             67,712  3.88%         260,000    Annual          101,394    2.78%
         Mortgage note payable (a)                    914  8.00%             914  June 2007              --      --
         Subordinated note payable                 21,875  7.00%          21,875  April 2005         21,875    7.00%
         Series 2000-A bonds payable              234,006  7.96%         234,006  2009-2017         239,165    7.96%
         Series 2001-A bonds payable (a)          142,674  2.94%         142,674  Aug. 2006              --      --
         Series 2001-4 bonds payable               27,964  8.90%          27,964  2009-2013          28,489    8.90%
         Series 2001 bonds payable                109,873  2.94%         109,873  Oct. 2006         111,577    1.89%
         Series 2003 bonds payable                 14,795  7.23%          14,795  2005-2011          26,190    6.02%
         Series 2005 bonds payable                274,305  4.66%         274,305  2011-2012              --      --
                                            --------------          -------------             --------------
                                               $1,493,901            $ 2,007,189                  $ 712,500
                                            ==============          =============             ==============

         (a) Assumed debt as a result of the Merger described in Note 4.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


9.       Borrowings - Continued:

         Revolver and Term Loan. Through December 2004, CNLRP's short term debt consisted of a $40 million revolving line of credit (the "Revolver"). In February 2005, CNLRP amended the Revolver to increase the capacity from $40 million to $60 million. In February 2005 the Company obtained bridge financing with the lender consisting of a senior collateralized revolving credit facility of up to $125 million and a senior collateralized term loan of up to $650 million. The new revolving facility replaced the Company's previous revolving line of credit. The bridge financing bore interest at a floating rate of the London Interbank Offer Rate, or LIBOR, plus three percent. In March 2005, the Company reduced the capacity to $385 million on the senior collateralized term loan when it paid off $265 million of the outstanding balance and terminated that portion of the bridge financing. In April 2005, the Company terminated the remaining bridge facilities and repaid all amounts outstanding (see Note 16).

         Senior Notes. In March 2005, the Company issued $250 million in senior uncollateralized notes in a private placement. The notes pay interest semi-annually in arrears at the rate of 7.5 percent per annum and are due April 2015. The notes are subordinated to all of the Company's existing and future secured debt. The Company can redeem the notes in whole or in part, at any time on or after April 1, 2010 at specified redemption prices.

         Subordinated Note Payable. In April 2005, the Company paid in full the $21.875 million subordinated note payable using proceeds from the new senior credit facility described in Note 16.

         Mortgage Note Payable. In February 2005, the Company acquired through the Merger, described in Note 4, a mortgage note payable that USRP had assumed as part of an office building acquisition. The mortgage bears interest at a rate of 8.0 percent per annum with payments of principal and interest due monthly through June 2007. The Company is currently marketing the office building for sale and will repay this obligation upon sale of the building.

         Bonds Payable. In February 2005, the Company acquired through the Merger Triple Net Lease Mortgage Notes Series 2001-A. The notes bear interest at LIBOR plus 48 basis points and other associated fees of approximately 50 basis points, amortize over fifteen years and have an scheduled final maturity date of August 2006. The notes are collateralized by 264 properties with a carrying value of $254 million at March 31, 2005. The notes include certain triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated. The Company maintains an interest rate cap agreement with a strike rate of 6.0 percent to protect from future increases in LIBOR.

         In March 2005, the Company completed a $275 million offering of Triple Net Lease Mortgage Notes, Series 2005. The notes bear interest at a fixed rate plus other associated fees of approximately 39 basis points, amortize over twenty years and have expected final maturity dates ranging between 2011 to 2012. The notes are collateralized by 324 properties with a carrying value of approximately $308 million at March 31, 2005. The notes include certain triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


9.       Borrowings - Continued:

         Series B Preferred Stock. The Merger triggered the redemption provisions of the USRP Series B Preferred Stock, as a result, the Company recorded these preferred shares as an obligation on February 25, 2005 in accordance with Statement of Financial Accounting Standards No. 150 - "Accounting for Certain Financial Instruments with
         Characteristics of Both Liabilities and Equity" ("FAS 150"). The obligation was recorded at $32.5 million and included a redemption premium of $7.5 million. The holders of these convertible preferred shares exercised their redemption options and the Company redeemed the $32.5 million obligation in March 2005.

         During the quarter ended March 31, 2005, the Company entered into four interest rate swaps which were designated as hedges of forecasted debt transactions and recorded other comprehensive income of $1.7 million relating to these instruments. The Company terminated these four interest rate swaps in March 2005 when the Company completed a $275 million offering of Triple Net Lease Mortgage Notes, Series 2005 and received $1.7 million in proceeds. The Company will amortize the $1.7 million recorded in comprehensive income into earnings over seven years, the expected maturity of the Series 2005 notes.

         The following schedule of maturities on outstanding indebtedness does not reflect the annual extensions on the warehouse facilities and assumes that bonds payable amortize in accordance with estimated payment amounts.

                                                   (In thousands)
                                                  -----------------

                       2005                            $   264,097
                       2006                                321,090
                       2007                                175,571
                       2008                                 30,353
                       2009                                 34,031
                       Thereafter                          668,759
                                                  -----------------

                                                      $  1,493,901
                                                  =================

10.      Income Tax:

         The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT, the Company generally is not subject to corporate level federal income tax on net income it distributes to its stockholders, except for taxes applicable to its taxable REIT subsidiaries ("TRSs").

         The Company has a TRS in which the activities of its specialty finance segment, including primarily the purchase of real properties with the intent to resell at a profit, have been conducted since 2001. A second, smaller TRS, in which the real estate segment conducted certain activities involving the development and resale of real properties, was reorganized to join in the filing of the larger consolidated return effective January 1, 2005. As a result of the Merger with USRP, a TRS organized by USRP was similarly reorganized such that the retail convenience, gas, and restaurant operations are similarly incorporated into the TRS of the specialty finance segment. These reorganizations have simplified the tax reporting structure into a single TRS.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


10.      Income Tax - Continued:

         The purchase of real properties with an intent to resell at a profit, the development and resale of real properties, and the operations of convenience and gas stations and restaurants, all of which, among other activities, are conducted within the TRS, are treated as discontinued operations.

         On March 31, 2005, subsidiaries within the real estate segment purchased from subsidiaries within the specialty finance segment, a 100 percent interest in a partnership that held a pool of mortgage loans collateralizing the $160.8 million note payable, in order to align the holding of those mortgage loans with Trustreet Investment's objective of holding real properties (the "Loan Transfer") as long-term investments. The $160.8 million note payable financing, that remained in effect through the Loan Transfer, carries a variable interest rate tied to the weighted average rate of commercial paper plus 1.25 percent. A portion of variable interest was fixed through the initiation of a hedge transaction at the time of the original note payable financing in 2002. This hedge transaction met the definition of a cash flow hedge transaction, and as a result, changes in its value were reported in other comprehensive income ("OCI"). Valuation changes in OCI are required to be reflected net of applicable income taxes at the then applicable effective tax rate. The hedge transaction has resulted in a liability that provides a deferred tax asset since inception in 2002.

         The effective tax rate in the year the deferred tax asset associated with the hedge arose, reflected the uncertainty over the TRS's ability to ultimately realize the benefit of the liability, and a valuation allowance offset all deferred tax assets. In 2003, the specialty finance segment's strength in earnings led to a reversal of the valuation allowance and, pursuant to generally accepted accounting principles, the related tax benefit was reflected in net income and not as an adjustment to OCI.

         With the Loan Transfer, the items of income and expense associated with the mortgage loans and related note payable will no longer be reflected in the TRS income tax returns, but would enter into the determination of REIT taxable income. As a result, any deferred tax asset or liability, and any tax effect of the hedge reflected in OCI, was reversed at March 31, 2005.

         The TRS recorded an income tax provision of $6.6 million during the quarter ended March 31, 2005, all of which was allocated to discontinued operations. Included in this amount was $5.0 million in deferred taxes that resulted from the hedge and the Loan Transfer described above. The remaining $1.6 million in taxes on pre-tax net income in the TRS of $4.1 million represents taxes substantially equal to the statutory rate. The TRS recorded an income tax provision of $1.2 million during the quarter ended March 31, 2004 on pre-tax net income of $3.2 million representing taxes substantially equal to the statutory rate.

         Deferred tax assets are recorded to reflect the benefit of the future tax deductions, such as those relating to loan and investment loss reserves, within the TRS. At March 31, 2005 the net deferred tax asset is $4.1 million compared with a net deferred tax asset of $5.3 million at December 31, 2004. The reduction in the net deferred tax assets was associated with the removal of the hedge and other differences as a result of the Loan Transfer.

11.      Related Party Transactions:

         As a result of the Merger described in Note 4, the Company assumed an existing lease between USRP and Tax Ease, LP, an affiliate of one of the members of the Board of Directors. The lease is scheduled to expire in October 2007 and requires average annual rental payments of approximately $60,800. During the quarter ended March 31, 2005, the Company received approximately $3,000 in rental payments relating to this lease.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


12.      Stock Options and Restricted Shares:

         During 1999, the CNLRP stockholders approved a performance incentive plan and through February 25, 2005, the date of the Merger, CNLRP did not make any awards related to this plan. As a result of the Merger, this performance incentive plan ceased to exist, and the Company adopted USRP's Flexible Incentive Plan ("Incentive Plan"). Under the Incentive Plan, the Company may grant shares of restricted common stock or stock options to purchase common stock. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company's issued and outstanding shares of common stock at the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company's common stock owned by the optionee. The following is a summary of options outstanding by range of exercise price as of March 31, 2005:

                                                                     $12.23-           $15.50-           All
                                                                      $14.25           $22.00          Options
                                                                   -------------     ------------    ------------

             Options outstanding                                         36,000           32,000          68,000
             Average option price per share                            $  12.23         $  18.34        $  15.11
             Weighted average contractual life (years)                     5.02             3.01            4.07
             Options exercisable                                         36,000           32,000          68,000
             Average option price per share                            $  12.23         $  18.34        $  15.11

         The following is a summary of stock option activity for the quarter ended March 31, 2005:

                                                                     Weighted
                                                                      Average           Weighted
                                                                     Exercise            Average
                                                                     Price at         Fair Value at
                                                                    Grant Date         Grant Date           Number
                                                                   --------------    ----------------     -----------

         Options outstanding at beginning of quarter                   $  14.95                               87,000
         Exercised                                                        14.38                              (19,000 )
         Forfeited                                                           --                                   --
                                                                                                          -----------

         Options outstanding and exercisable at end of
           quarter                                                     $  15.11                               68,000
                                                                                                          ===========

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


12.      Stock Options and Restricted Shares - Continued:

         As of March 31, 2005, the Company had early adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments" ("FAS 123(R)"), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. FAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. FAS 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires management of the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires management of the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company elected to adopt the modified prospective application method as provided by FAS 123(R). Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of this standard and for the unvested portion of previously granted awards that are outstanding on that date.

         No stock options were issued during the quarter ended March 31, 2005, and all previously granted options by USRP were fully vested as of the date of the Merger. As a result, no compensation cost was recognized relating to stock options during the three months ended March 31, 2005. Early adoption of FAS 123(R), and the change from applying the original provisions of Statement of Financial Accounting Standards No. 123, did not have an impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities, and basic and diluted earnings per share for the three months ended March 31, 2005.

         During March 2005, the Company granted approximately 0.1 million shares of restricted stock to members of its board of directors and various employees. The restricted shares had a fair market value of approximately $2.4 million based on the Company's stock price on the date of grant. The Company records compensation expense over the vesting period. As of March 31, 2005, approximately $2.4 million of total unrecognized compensation costs related to non-vested awards are expected to be recognized over a weighted average period of 4 years.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


13.      Stockholders' Equity:

         On February 23, 2005, CNLRP awarded 26,500 shares of CNLRP common stock to three independent directors.

         On February 25, 2005, in accordance with the terms of the Merger as described in Note 4, 45.2 million shares of CNLRP common stock was converted into 35.2 million shares of the Company's common stock and
         7.4 million of newly issued shares of the Company's Series C Preferred Stock.

         Series A Preferred Stock - On February 25, 2005, CNLRP acquired through the merger with USRP, the Series A Preferred Stock with a liquidation preference of $25.00 per share. On and after November 15, 2002, the Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, (i) for such number of shares of Company common stock as are issuable at a conversion rate of 0.9384 shares of Company common stock for each share of Series A Preferred Stock, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the common stock on the New York Stock Exchange equals or exceeds the conversion price, subject to adjustment in certain circumstances, plus cash in the amount of any accrued and unpaid dividends, or (ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred Stock, plus any accrued and unpaid dividends. The Series A Preferred Stock has no stated maturity and is not subject to a sinking fund. Shares of Series A Preferred Stock are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of common stock at a conversion price of $26.64 per share of common stock (equivalent to a conversion rate of 0.9384 shares of common stock). Distributions on Series A Preferred Stock are cumulative and are equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of common stock into which a share of Series A Preferred Stock is convertible. Holders of Series A Preferred Stock are entitled to receive dividends in parity with holders of Series C Preferred Stock and in preference to any dividends to common stockholders. Upon liquidation, holders of Series A Preferred Stock are entitled to receive distributions in parity with holders of Series C Preferred Stock and in preference to any distributions to common stockholders.

         Series C Preferred Stock - As described in Note 4, as a result of the Merger, each share of CNLRP's common stock was converted into 0.7742 shares of the Company's common stock and 0.16 newly issued shares of the Company's 7.5 percent Series C Preferred Stock with a liquidation preference of $25.00 per share. The Series C Preferred Stock is not redeemable prior to February 25, 2009, unless the Board of Directors determines that such a redemption is necessary or advisable to preserve the status of the Company as a REIT. On and after February 25, 2009, and with appropriate notice, the Series C Preferred Stock is redeemable, in whole or in part, at the option of the Company for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption, without interest. If fewer than all of the outstanding shares of Series C Preferred Stock are to be redeemed, the Series C Preferred Stock to be redeemed shall be redeemed pro rata (as nearly as may be practicable without creating fractional shares), by lot or by any other equitable method determined by the Company that will not result in a violation of the Ownership Limit, provided that such method satisfies any applicable requirements of any securities exchange on which the Series C Preferred Stock are then listed or any national quotation system on which the Series C Preferred Stock are then quoted. If such redemption is to be by lot and, as a result of such redemption, any holder of a number of shares of Series C Preferred Stock would become a holder of a number of shares of Series C Preferred Stock in excess of the Ownership Limit because such holder's of shares of Series C Preferred Stock were not redeemed, or were redeemed only in part, then, except as otherwise provided in the Articles of Incorporation, the Company will redeem the requisite number of Series C Preferred Stock of such holder such that such holder will not violate the Ownership Limit subsequent to such redemption. Distributions on Series C Preferred Stock are cumulative

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


13.      Stockholders' Equity - Continued:

         and are equal to $1.875 per share per annum. Holders of Series C Preferred Stock are entitled to receive dividends in parity with holders of Series A Preferred Stock and in preference to any dividends to common stockholders. Upon liquidation, holders of Series C Preferred Stock are entitled to receive distributions in parity with holders of Series A Preferred Stock and in preference to any distributions to common stockholders.

         Computation of Earnings Per Common Share - For the quarters ended March 31, 2005 and 2004, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

                                                                         Quarter ended March 31, 2005
                                                            -------------------------------------------------------
                                                                Income              Shares             Per-Share
                                                              (Numerator)        (Denominator)          Amount
                                                            ----------------    ----------------     --------------

         Loss from continuing operations                          $    (942)
         Less:  Preferred stock dividends                            (2,923)
                                                            ----------------

         Basic Earnings Per Share:
         ------------------------
         Loss from continuing operations available
           to common stockholders                                    (3,865)             43,858          $   (0.09)
                                                            ----------------    ----------------     --------------

         Effect of dilutive securities:
           Stock options                                                 --  (1)             --  (1)
           Restricted stock                                              --  (1)             --  (1)
           Convertible Preferred Stock                                   --  (1)             --  (1)
                                                            ----------------    ----------------     --------------

         Diluted Earnings Per Share:
         --------------------------
         Loss from continuing operations
           available to common shareholders                      $   (3,865)             43,858          $   (0.09)
                                                            ================    ================     ==============


                                                                         Quarter ended March 31, 2004
                                                            -------------------------------------------------------
                                                                Income              Shares             Per-Share
                                                              (Numerator)        (Denominator)          Amount
                                                            ----------------    ----------------     --------------

         Basic and Diluted Earnings Per Share:
         ------------------------------------
         Income from continuing operations
           available to common stockholders                       $   3,631              35,032           $   0.10
                                                            ================    ================     ==============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                       Quarters Ended March 2005 and 2004
                                   (UNAUDITED)


13.      Stockholders' Equity - Continued:

         (1) For the quarter ended March 31, 2005, the potential dilution from the Company's outstanding Common Stock Equivalents was anti-dilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares in these years. Stock options to purchase 68 thousand shares of common stock, and the conversion of Series A and Series C Preferred Stock into 16.6 million shares of common stock was excluded from the computation of diluted earnings per share as these Common Stock Equivalents were anti-dilutive.

14.      Segment Information:

         The Company has established separate legal entities to separately operate and measure the real estate and specialty finance segments.

         The real estate segment acquires and holds real estate, mortgage and equipment loans generally until maturity. The specialty finance segment offers financing, servicing, advisory and other services to restaurant operators and acquires restaurant real estate properties subject to triple-net leases, utilizing short-term debt, and then sells them generally within one year.

         The following tables summarize the results for the quarters ended March 31, 2005 and 2004 for the real estate segment and the specialty finance segment. Consolidating eliminations and results of the holding parent company are reflected in the "other" column.

                                                                      Quarter ended March 31, 2005
                                                                             (In thousands)
                                                                        Specialty
                                                      Real estate        finance                      Consolidated
                                                        segment          segment         Other           Totals
                                                      -------------   --------------  -------------  ---------------

          Revenues                                       $  28,158        $   6,586       $   (620 )     $   34,124
                                                      -------------   --------------  -------------  ---------------

          General operating and administrative               3,285            8,221           (543 )         10,963
          Interest expense                                  12,514            4,452            (75 )         16,891
          Property expenses, state and other taxes           1,155              136            (94 )          1,197
          Depreciation and amortization                      4,957              273             --            5,230
          Minority interest net of equity in
             earnings                                           36              749             --              785
                                                      -------------   --------------  -------------  ---------------
                                                            21,947           13,831           (712 )         35,066
                                                      -------------   --------------  -------------  ---------------
          Discontinued operations:
          Income/(loss) from discontinued
             operations, net of income tax
             provision                                        (230 )          4,621              --            4,391
                                                      -------------   --------------  -------------  ---------------

          Net income/(loss)                              $   5,981       $   (2,624 )      $    92        $   3,449
                                                      =============   ==============  =============  ===============

          Assets at March 31, 2005                      $2,289,860       $  306,119      $   4,540      $ 2,600,519
                                                      =============   ==============  =============  ===============

          Investments accounted for under the
          equity method at March 31, 2005                $   1,203         $     --        $    --        $   1,203
                                                      =============   ==============  =============  ===============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2005 and 2004
                                   (UNAUDITED)


14.      Segment Information - Continued:

                                                                      Quarter ended March 31, 2004
                                                                             (In thousands)
                                                                         Specialty
                                                       Real estate        finance                    Consolidated
                                                         segment          segment        Other          Totals
                                                      --------------   --------------  -----------  ---------------

         Revenues                                        $   19,915        $   7,039      $  (752 )     $   26,202
                                                      --------------   --------------  -----------  ---------------

         General operating and administrative                 2,176            4,699         (576 )          6,299
         Interest expense                                     7,175            4,683          (29 )         11,829
         Property expenses, state and other taxes               135               --           --              135
         Depreciation and amortization                        2,653              131           --            2,784
         Loss on termination of cash flow hedge                   --             355           --              355
         Impairments and provisions on assets                   273              274           --              547
         Minority interest net of equity in earnings              8              620           --              628
         Gain on sale of assets                                  (6 )             --           --               (6 )
                                                      --------------   --------------  -----------  ---------------
                                                             12,414           10,762         (605 )         22,571
                                                      --------------   --------------  -----------  ---------------
         Discontinued operations:
            Income from discontinued
                operations, net of income tax
                benefit                                       1,532            5,685            --            7,217
                                                      --------------   --------------  -----------  ---------------

         Net income                                       $   9,033        $   1,962      $  (147 )     $   10,848
                                                      ==============   ==============  ===========  ===============

         Assets at March 31, 2004                        $  809,103       $  492,045     $ (6,062 )    $ 1,295,086
                                                      ==============   ==============  ===========  ===============

         Investments accounted for under the
         equity method at March 31, 2004                  $   1,041         $     --       $   --        $   1,041
                                                      ==============   ==============  ===========  ===============


                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2005 and 2004
                                   (UNAUDITED)


15.      Commitments and Contingencies:

         During the quarter ended March 31, 2005, the Company incurred $0.3 million in ground rent expense relating to properties acquired through the Merger. The remaining lease terms (excluding renewal option terms) expire between 2005 and 2014. Minimum future lease obligations at March 31, 2005 are as follows:

                                                         (In thousands)
                                                      ---------------------
                            2005                      $              3,017
                            2006                                     3,527
                            2007                                     3,077
                            2008                                     2,344
                            2009                                     1,605
                            Thereafter                               2,605
                                                      ---------------------
                                                      $             16,175
                                                      =====================

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to purchase sale leaseback properties. At March 31, 2005, the Company had committed to purchase $28.6 million in properties from qualified tenants. In addition, the Company has commitments to purchase real estate properties at March 31, 2005 totaling $12.4 million. In April 2005, the Company entered into a $137.5 million commitment, described in Note 16.

         Certain operating leases relating to real estate held for sale provide that, in the event the Company sells the leased property before the fifth lease year, the annual rent will increase to the fifth year annual rent effective on the day of the sale, and that the Company will compensate the tenant for the increase.

         The Company assumed, through the Merger, obligations to make capital improvements to certain properties. The cost of the capital improvements is not quantifiable at this time and is not expected to have a material impact on the financial condition of the Company.

         As part of the Merger, the Company assumed several products sales contracts that commit the Company to purchase a minimum quantity of fuel, at a predetermined margin over an index, at terms ranging from one to three years relating to certain gas station properties and the fuel terminal operations described in Note 8. The contracts are customary in the retail petroleum industry and secure a readily available supply of fuel at competitive market prices. The Company intends to transfer or terminate, where possible, any purchase commitment when it relates to properties or operations sold. In addition, in connection with certain gas station properties, the Company assumed certain agreements that obligate the Company to pay a release price should a gas station property change gas brands. The agreements are customary in the retail petroleum industry. Some, but not all, of the agreements release the Company from the aforementioned obligation upon the sale of the property to a third party.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2005 and 2004
                                   (UNAUDITED)


15.      Commitments and Contingencies - Continued:

         On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs' Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, CNL-Investments and CNL-Corp. in the District Court of Dallas County, Texas. The complaint alleges that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed mergers between the Income Funds and USRP and that the Company, CNL-Investments, CNL-Corp., and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleges that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demands an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held with a ruling expected May 13, 2005. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs do not add any parties or claims, but they do add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the mergers.

         During 2004, Management Strategies, Inc. filed a lawsuit against USRP. The complaint alleges that USRP owes approximately $3 million related to sales and fuel tax liabilities to the State of Georgia. In addition, the Company has filed a counterclaim for $2.0 million related to an unpaid note plus interest. The management of the Company believes the claims against the Company are without merit and intend to defend vigorously against such claims.

16.      Subsequent Events:

         In April 2005, a subsidiary of the Company entered into a commitment letter (the "Commitment") with The Restaurant Company, a Delaware corporation ("TRC"), pursuant to which TRC will sell and simultaneously lease back from the Company up to 68 of TRC's owned properties which are currently operated by TRC as "Perkins Restaurant and Bakery" restaurants (each, a "Property" and collectively, the "Properties"). The sale and lease back of each Property is conditioned on, among other things, the negotiation and execution by the Company and TRC of mutually agreeable definitive purchase and lease agreements, each on the terms specified in the Commitment. The aggregate purchase price for the Properties will be $137.5 million, and the lease agreements will each have terms of between 17 and 20 years with two successive ten-year renewal options. The Company currently expects to close the transactions contemplated in the Commitment no more than 60 days after the execution of the Commitment.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                     Quarters Ended March 31, 2005 and 2004
                                   (UNAUDITED)


16.      Subsequent Events - Continued:

         In April 2005, the Company entered into a senior credit facility (the "Facility") with available capacity of $350 million with a syndicate of lenders. The Facility consists of a revolving credit facility in an initial amount of $175 million and a term loan of $175 million. This revolver bears interest at LIBOR plus 2.25 percent per annum, and the interest rate for the term loan facility is LIBOR plus 2.00 percent per annum. The initial maturity date of the revolver is April 2008, with an available one year extension, and the maturity date of the term loan is April 2010. The Company's obligations under the Facility are guaranteed by substantially all of the Company's subsidiaries and is secured by a pledge of the ownership interests in certain of its direct and indirect subsidiaries. The Facility contains certain covenants that limit matters, including the incurrence of liens, investments, indebtedness and mergers and consolidations. The Facility also restricts the payments of dividends on the Company's outstanding capital stock and repurchases or redemptions of the Company's outstanding capital stock. The Company is also required to maintain certain financial covenants. The Company paid approximately $4.5 million in fees to the lenders for lending and administrative services related to the financing. In April 2005, the Company drew on the Facility to pay off the outstanding balance and terminate the bridge Revolver and term loan.

         On April 27, 2005, the Company was informed by the Hawaii Attorney General's office that they, along with the Federal Trade Commission, are conducting an investigation into whether the proposed sale of the gas stations and the 50% interest in a fuel loading terminal described in Note 8 may violate state and federal antitrust laws. Management of the Company intends to fully cooperate with the investigation.

         Through April 2005, the Company had a demand balloon promissory note to CNL Financial Group, Inc., an affiliate of the Chairman of the Board, for the amount of $36.4 million, including principal and interest. In April 2005, this promissory note was paid off with part of the proceeds from the senior credit facilities.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the terms such as "believe," "expect," "may," "intend," "might," "plan," "estimate," "project," and "should". Although we believe expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include:

     o   changes in general economic conditions;
     o general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate);
     o general risks affecting the restaurant industry (including, without limitation, any disruption in the supply or quality of ingredients, the availability of labor, and the continued demand for restaurant dining);
     o financing may not be available on favorable terms or at all, and our cash flow from operations and access to attractive capital may be insufficient to fund existing operations, or growth in new acquisitions and developments;
     o   changes in interest rates;
     o our ability to refinance existing financial obligations at favorable terms;
     o our ability to locate suitable tenants for our properties and similarly resolve any mortgage loan delinquencies;
     o the ability of tenants and borrowers to make payments under their agreements with us;
     o possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;
     o risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;
     o our ability to sell our current retail activities including the operation of restaurants, gas stations and a terminal interest in Hawaii;
     o our ability to effect an integration of recently merged properties and operations;
     o our ability to re-lease properties that are currently vacant or that may become vacant; and
     o our ability to sell mortgage loans or net lease properties on a favorable and timely basis.

The risks set forth above are not exhaustive. Other sections of this report may include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our annual reports on Form 10-K and our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the Securities and Exchange Commission, or SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

Business

Trustreet Properties, Inc. is the new name we adopted upon the merger of CNL Restaurant Properties, Inc. ("CNLRP") and eighteen CNL Income Fund partnerships ("the Income Funds") with and into U.S. Restaurant Properties, Inc. ("USRP") on February 25, 2005. We are a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.

For the past twenty years, we have financed real estate subject to triple-net leases to national and regional restaurant operators like Burger King, Golden Corral, IHOP, Jack in the Box and Bennigan's. Our key customers are:

   1. restaurant operators of major national and regional chains;
   2. restaurant property investors; and
   3. retail real estate developers.

Our business objective is to maximize stockholder returns by pursuing four complementary strategies that address the needs of our key customers. The four strategies are:

   1. financing free-standing restaurant and retail real estate;
   2. sales of real estate to investors;
   3. property improvement and redevelopment; and
   4. maximizing the potential of our real estate portfolio.

Strategy 1:  Financing Freestanding Restaurant and Retail Real Estate

We own over 1,800 properties at March 31, 2005 with an investment of $1.9 billion, substantially all of which are leased to restaurant operators. We are the largest provider of net-lease financing to the restaurant industry, also offering investment banking and advisory services through our subsidiary, Trustreet Investment Banking, LLC. Beginning in 1995 through March 31, 2005, and not taking into account the volume generated by USRP, our management team has provided financing solutions to restaurant operators in the form of:

     o $1.9 billion in properties purchased under sale leaseback terms including approximately $247 million throughout 2004; and
     o $2.9 billion in mortgage loans, including $1.8 billion more recently through our strategic alliance with Bank of America.

The combination of both net-lease and mortgage financing is attractive to restaurant operators because we provide them with a single source to assist in optimizing their capital structures. We believe that the financial returns expected by equity investors in the restaurant sector will drive public restaurant companies to seriously consider monitizing all or a portion of their on-balance sheet real estate. We believe we are well positioned to acquire the restaurant operators' real estate. We believe we have the following competitive advantages:

     o consistent source of financing to the restaurant industry for more than twenty years;
     o   our ability to finance transactions in excess of $100 million;
     o our strategic alliance with Bank of America; o relationships with most of the major restaurant concepts and significant franchisees in those systems;
     o   the experience and expertise of our senior  marketing  representatives;
         and
     o the intellectual capital provided by an investment banking services group.

Before we purchase a property and enter into a long-term triple-net lease with a restaurant operator, the transaction undergoes a rigorous analysis. Our analysis includes:

     o   credit underwriting of the restaurant concept;
     o   credit underwriting of the potential tenant;
     o   physical inspection of the real estate;
     o assessment of whether the properties should be held for long-term investment or held for sale; and
     o review and approval by our Investment Committee that includes five senior executives, including the CEO and CFO, separate from the marketing function.

In 2005, we expect the properties we purchase for investment purposes will average a lease rate in a range of 9.25 - 9.75 percent including the impact of straight lining of rents. The term "straight lining of rent" refers to a requirement by generally accepted accounting principles that we average tenant rent payments over the life of the lease. In addition to $37.3 million in property acquisitions through March 31, 2005, we currently have $216 million under commitment that we expect will close in 2005 and believe we are well positioned for future growth. Based upon our signed commitments and our pipeline of potential transactions, we expect to originate 10 to 20 percent more in 2005 versus the $272 million CNLRP and USRP collectively originated in 2004. We expect over time to hold more of our new acquisitions than we sell through the Investment Property Sales ("IPS") program. We expect the predominant amount of our new property acquisitions will continue to be in the restaurant industry. However, we actively survey the market seeking to identify other asset classes where we believe we can compete effectively. Also, while we do not currently own any restaurants outside of the United States, we sometimes examine international financing opportunities for established restaurant companies.

Strategy 2:  Sale of Real Estate to Investors

Since 2001, we have sold more than $923 million in properties generating more than $104 million in real estate gains. We hold about 150 properties for sale to investors with an investment of $174 million, including 100 properties with an investment of $142 million held by our specialty finance segment at March 31, 2005. When we purchase a property, we determine whether we want to hold in our portfolio or sell the property through our IPS program. When determining if a property is to be held for investment or held for sale, we consider our existing portfolio profile. We examine attributes such as lease rate, concept, tenant concentration, geographic concentration and general real estate and economic market trends in the property's location. We hold properties we believe will provide appreciation in excess of the general market over time and which contribute favorably to the weighted average term and yield of the portfolio.

The typical buyers of our properties are those motivated to defer taxes on commercial properties they have sold through the reinvestment of the proceeds in a timely fashion as permitted under the Internal Revenue Code. In addition, we have buyers who are attracted to our real estate because of its location, concept, tenant and income potential. Our properties typically sell in the $1.5 million to $3.0 million-price range. We primarily employ direct marketing efforts to sell our properties and our website (Trustreet1031.com) lists our available properties for sale. In 2004, the website registered approximately 174,000 hits.

We expect our percentage net gain on the sale of real estate in 2005 to approach the level achieved by CNLRP for the year 2004, which was 15.8 percent. In the first quarter of 2005, net gains from the IPS program were 20.8 percent.

Our IPS program complements our sale leaseback financing and we believe provides us a competitive advantage in larger transactions. Our ability to commit to larger transactions significantly reduces competition. Our strong alliances and business relationships also distinguish us from our competitors.

Strategy 3:  Property Improvement and Redevelopment

Through our acquisition and due diligence process, we actively seek to identify properties that are suitable for development as restaurants. When the highest and best use of a parcel is outside of the restaurant industry, other retail uses are considered. Once a parcel is identified, we actively explore development opportunities including build-to-suit and leasing activities. These assets are then either held in the portfolio for long term appreciation or sold to enhance our profits. In 2005, we expect these activities to generate $5.0 to $6.0 million in real estate gains.

Strategy 4:  Maximizing the Potential of our Real Estate Portfolio

Our portfolio held for investment consists of approximately 1,750 properties with an investment of $1.7 billion at March 31, 2005. We employ standard processes to evaluate the real estate within the portfolio and actively manage the risk profile. We examine the concept, tenant and geographic concentrations. We review the leases expiring in future periods to proactively manage that risk. Periodically, we will sell properties to realize appreciation on our original investment. In addition, we examine and evaluate alternatives for vacant properties no longer subject to a lease where the tenant experienced financial issues. Those alternatives include re-leasing the property, selling the property and reinvesting the proceeds, or possibly redeveloping the real estate with a different restaurant or other retail concept to either hold for investment or list for sale.

We have about 50 properties with an investment of $39 million with leases expiring in the next year, and about 100 properties with an investment of $81 million that are vacant with no lease. We intend to actively manage these properties, and reduce the number of vacant properties in the next year.

The following tables illustrate as of March 31, 2005 the diversification in our held for investment portfolio in terms of annualized base rent. The table shows our top ten concepts, tenants, and states ranked as a percentage of total annualized base rent. We believe our diversification by concept, tenant and state enhances the stability of our cash flow by reducing exposure to a single concept, tenant or geographic area.

                                                                                   Percentage         Average
                                                                 Percentage         of Total         Remaining
                                                 Number of        of Total         Annualized       Lease Term
                    Concept                     Properties       Properties        Base Rent          (Years)
     --------------------------------------    --------------   --------------    -------------    --------------

     Golden Corral                                        89        5.1%              8.3%                   6.9
     Burger King                                         181        10.3%             8.0%                   9.5
     Jack in the Box                                     122        7.0%              7.9%                   9.7
     Arby's                                              126        7.2%              5.2%                  12.2
     International House of Pancakes                      62        3.5%              4.6%                  14.5
     Captain D's                                         102        5.8%              4.5%                  17.8
     Bennigan's                                           34        1.9%              4.3%                  11.8
     Wendy's                                              46        2.6%              2.9%                  13.2
     Denny's                                              47        2.7%              2.7%                   8.9
     Applebee's Restaurant                                31        1.8%              2.6%                  14.0


                                                                                   Percentage          Average
                                                                  Percentage        of Total          Remaining
                                                 Number of         of Total        Annualized        Lease Term
                     Tenant                      Properties       Properties        Base Rent          (Years)
     ---------------------------------------    -------------    -------------    --------------    --------------

     Golden Corral Corporation                            72         4.1%             6.9%                    6.4
     IHOP Properties                                      59         3.4%             4.5%                   14.6
     Jack in the Box Eastern Division L.P.                69         3.9%             4.4%                    8.7
     Captain D's, LLC                                     93         5.3%             4.3%                   18.4
     S&A Properties Corp.                                 37         2.1%             4.1%                   13.2
     Jack in the Box Inc.                                 57         3.2%             3.8%                   11.2
     Sybra Inc.                                           58         3.3%             2.5%                   11.8
     Texas Taco Cabana, LP                                32         1.8%             2.4%                   12.2
     Carrols Corporation                                  39         2.2%             2.1%                    7.7
     Shoney's, Inc.                                       33         1.9%             1.9%                   14.1


                                                                                   Percentage          Average
                                                                  Percentage        of Total          Remaining
                                                 Number of         of Total        Annualized        Lease Term
                     State                       Properties       Properties        Base Rent          (Years)
     ---------------------------------------    -------------    -------------    --------------    --------------

     Texas                                               389        22.2%             20.7%                   9.7
     Florida                                             163         9.3%             10.4%                  10.7
     Georgia                                              98         5.6%             5.3%                   13.9
     California                                           61         3.5%             4.7%                   11.3
     Illinois                                             64         3.6%             4.3%                    9.9
     Tennessee                                            86         4.5%             4.1%                   11.6
     North Carolina                                       82         4.7%             4.0%                    9.6
     Ohio                                                 90         5.7%             3.9%                    9.7
     Missouri                                             48         2.7%             2.9%                   10.9
     Arizona                                              43         2.5%             2.8%                   10.4

Approximately 60 percent of our leases have terms that expire in 2015 or later and the average remaining lease term of our portfolio is approximately 11 years. Our leases typically provide for initial terms of 15-20 years, plus renewal options. The triple-net lease is a long-term lease that requires the tenant to pay property expenses. This form of lease generally insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. At March 31, 2005, our total annualized base rent on properties held for investment was approximately $171.7 million, without giving effect to any rent escalations after 2005.

One of the risks we face is that a tenant's financial condition could deteriorate, and rental payments could be interrupted. In the event of a tenant bankruptcy, we may be required to fund certain expenses in order to retain control or take possession of the property and its operations. This could expose us to successor liabilities and further affect liquidity. Also, we may determine that the property's value has been impaired leading to a charge to earnings.

Overview of Management Discussion and Analysis

The financial statements of Trustreet Properties, Inc. reflect the merger of CNLRP, USRP and the Income Funds on February 25, 2005. Our officers are former CNLRP officers, and the majority of the Board of Directors are former CNLRP directors. The financial statements therefore present CNLRP as the acquiror for financial reporting purposes. Therefore, the financial results included in this Form 10-Q include the historical financial results of only CNLRP for the quarter ended March 31, 2004. In addition, the first quarter of 2005 includes the financial results of only CNLRP from January 1, 2005 through February 24, 2005 and the financial results of the all merged entities from February 25, 2005 through March 31, 2005.

The assets and liabilities of CNLRP continue to be recorded at historical values. The asset and liabilities of USRP and the Income Funds were recorded at their estimated fair values on the date of the merger, with the excess of the purchase price over the aggregate fair value recorded as goodwill. Our critical accounting policies continue to be those from CNLRP.

Liquidity and Capital Resources

We intend to meet our short-term liquidity requirements through cash flows provided by operations, our line of credit, our warehouse lines, and other short-term borrowings. We expect our ability to generate cash will be sufficient to meet our short-term liquidity needs which include:

     o   operating expenses;
     o   current debt service requirements;
     o   distributions on our common and preferred equity;
     o   initial funding of properties we intend to hold for investment; and
     o   federal income taxes.

We consider our  long-term  liquidity  requirements  to include the repayment of maturing  debt,  including  borrowings  under  our line of  credit  used to fund properties held for investment. We intend to meet our long-term liquidity requirements through the use of equity and debt capital, and property dispositions. We expect to use the proceeds from property sales predominantly for reinvestment in new acquisitions or reduction of debt.

Financial Structure

Our current capitalization structure is a combination of secured debt, senior unsecured debt, convertible preferred stock and common stock. The cash paid for the Income Funds increased our total debt to total assets ratio at March 31, 2005 to approximately 59 percent, and our secured debt to total assets to approximately 40 percent. While we believe the revenues from long-term triple net leases provide sufficient margin and stability at our current debt levels, we intend to reduce those levels over the next forty-eight to sixty months.

Merger Financing

On February 25, 2005, we completed the mergers and CNLRP  stockholders  received
0.7742 shares of USRP common stock and 0.16 shares of newly issued USRP 7.5% Series C Redeemable Convertible Preferred Stock ("Preferred-C"). The Preferred-C has a liquidation preference of $25.00 per share. The aggregate dollar value of merger consideration received by CNLRP stockholders was approximately $788 million based on the closing stock price of USRP common on February 24, 2005 and the liquidation value of Preferred-C. As described in Note 4 to the financial statements included in Item 1, because CNLRP was considered the acquiror for accounting purposes, the purchase price used to account for the exchange of interests between USRP and CNLRP was $473 million before transaction costs. Income Fund limited partners received approximately 84 percent of their consideration in cash and the remainder in existing USRP Series A Cumulative Convertible Stock ("Preferred-A"). The Preferred-A has a liquidation preference of $25.00 per share. Total consideration received by the Income Fund partners was approximately $545 million based on the February 24, 2005 trading price of the Preferred-A. As described in Note 4 to the financial statements included in
Item 1, the Income Fund acquisitions were accounted for as a purchase with a price of $538 million. The USRP common, Preferred-A, and Preferred-C shares are all traded on the New York Stock Exchange using our new ticker symbol, TSY.

We restructured our debt in the six weeks immediately following the merger. We initially entered into bridge facilities with an aggregate capacity of $775.0 million to fund the cash portion of the merger and address impending debt maturities. As of March 31, 2005 we had closed two of the three planned financings to pay down the bridge facilities. Those included a $275.0 million net lease securitization due in 2012 and $250.0 million in senior unsecured notes due in 2015. On April 8, 2005, we closed a $175.0 million five-year term loan and a $175.0 million revolving credit facility, allowing us to repay the amount due under the bridge financing and various other financings. The following table illustrates the sources and uses of funds relating to the restructure between February 25 and April 8, 2005:

                     Sources:                                                      Uses:
                  (in millions)                                                (in millions)
---------------------------------------------------    --------------------------------------------------------------

New senior credit facility:                            Purchase of Income Funds, cash consideration (1)      $ 420.0
   Revolving line of credit                $  175.0
   Less: unused revolver                     (100.0 )  Payment of USRP debt:
   Term loan                                  175.0        Senior unsecured notes due in 2005                  111.0
                                                           Loan secured by Hawaiian assets                      11.4
                                                           Revolver                                             14.5
New net lease securitization                  275.0        Term loan                                            35.0
                                                           Series B preferred stock obligation                  32.5
New senior unsecured notes                    250.0
                                                       Payment of CNLRP debt:
                                                           Revolver                                             59.0
                                                           Subordinate debt                                     21.9
                                                           Related party loan, including interest               36.4

                                                       Fees, expenses, and prepayment penalties                 33.3

                                     --------------                                                      ------------

         Total                       $        775.0               Total                                       $775.0
                                     ==============                                                      ============

(1) Net of $30 million in cash held by the Income Funds pursuant to merger agreements.

Our debt structure following the April 8, 2005 financing is as follows:

                                                                                            Expected
                                          Balance                 Approximate               Maturity
                Debt                   (in millions)            Interest Rates                Date            Type
                                       ---------------    ----------------------------    -------------    ------------

Mortgage Warehouse Facility                    $ 19.5            LIBOR + .90%                Jun-05          Secured
Mortgage Warehouse Facility                      48.2            LIBOR + .90%                Feb-06          Secured
Series 2001-A Bonds                             142.7            LIBOR + .98%                Aug-06          Secured
Series 2001 Bonds                               109.9            LIBOR + .94%                Oct-06          Secured
Five Year Term Facility                         160.8      Commercial Paper + 1.25%         June-07          Secured
Revolver                                         80.0            LIBOR + 2.25%              April-08        Unsecured
Five Year Term Loan                             175.0            LIBOR + 2.00%              April-10        Unsecured
Series 2001-4 Bonds                              28.0                8.90%                 2009-2013         Secured
Series 2003 Bonds                                14.8            LIBOR + 5.00%             2005-2011         Secured
Series 2005 Bonds                               274.3                5.05%                 2011-2012         Secured
Senior Unsecured Notes Debt                     250.0                7.50%                   Apr-15         Unsecured
Series 2000-A Bonds                             234.0                8.28%                 2009-2017         Secured
                                       ---------------

                  Total Debt                 $1,537.2
                                       ===============

Our weighted average expected maturity of debt, excluding our line of credit, short-term warehouse credit facilities and related party loans was approximately
6.20 years at March 31, 2005 and 7.40 years at March 31, 2004. We have two secured financings that total $252.6 million that mature in 2006 and a third secured financing of $160.8 million that matures in 2007. The 2006 maturities are collateralized by properties with a book value of $492.5 million at March 31, 2005. Similarly, the 2007 maturity is secured by mortgage loans receivable with a book value of $196.7 million at March 31, 2005. We intend to evaluate a variety of alternatives to refinance these maturating obligations based on market conditions, including the potential use of unsecured debt so that we increase our base of unencumbered assets.

Cash Flows

                                                                    Quarter ended         Quarter ended
                                                                   March 31, 2005        March 31, 2004
                                                                  ------------------    ------------------
                                                                               (in millions)

   Cash flows provided by/(used in) operating activities          $      59.5             $  (18.7)
   Cash flows provided by/(used in) investing activities               (440.4)                16.1
   Cash flows provided by/(used in) financing activities                386.8                (12.1)
                                                                  ------------------    ------------------

   Net increase (decrease) in cash and cash equivalents                   5.9                (14.7)
   Cash and cash equivalents at beginning of year                        22.8                 37.0
                                                                  ------------------    ------------------

   Cash and cash equivalents at end of period                     $      28.7             $   22.3
                                                                  ==================    ==================

The abbreviated information from the condensed consolidated statements of cash flows provided above illustrates the impact of the Income Fund properties acquired through the merger and merger-related financings. It also reflects a larger amount of cash used for investing activities as some $26.3 million in properties purchased were designated as held for long term investment during the quarter ended March 31, 2005 while properties purchased throughout 2004 were virtually all designated as held for sale, and thus treated as an operating cash flow. The change in net cash provided by (used in) operating activities from a net use of $18.7 million in the quarter ended March 31, 2004 to a net provision of $59.6 million, was largely the result of having sold more properties than were purchased with an intent to resell in the current period compared to having purchased more similarly designated properties than were sold in the first quarter of 2004.

Off-Balance Sheet Transactions

We currently hold an interest in two securitizations, the assets and liabilities of which are not consolidated into our financial statements. The carrying value of our investment in the residual interests was $0.1 million at March 31, 2005 and we also hold certain of the bonds outstanding with a net carrying value of $16.0 million. Both appear as investments in the consolidated financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at March 31, 2005:

                                                                Mortgage loans       Bonds outstanding
                                                                in pool at par         at face value
                                                              -------------------    -------------------
                                                                            in millions


       Loans and debt supporting 1998-1 Certificates             $   159.9                 $  158.1
       Loans and debt supporting 1999-1 Certificates             $   214.7                 $  214.7
                                                              -------------------    -------------------

                                                                 $   374.6                 $  372.8
                                                              ===================    ===================


Contractual Obligations, Contingent Liabilities and Commitments.

The following table presents contractual cash obligations and related payment periods as of March 31, 2005:

                                                               Payments due by period (in millions)
                                                                2006         2008
                                                  thru           to           to
Contractual cash obligations:                     2005          2007         2009         Thereafter         Total
-------------------------------------------    ----------     ---------    ----------    ------------     -----------

Borrowings (1)                                   $ 264.1       $ 496.7       $  64.4        $  668.8       $ 1,494.0
Loans from an affiliate (3)                         33.8            --            --              --            33.8
Ground leases                                        3.0           6.6           4.0             2.6            16.2
Leased office space (2)                              0.8           2.4           2.5             6.8            12.5

                                               ----------     ---------    ----------    ------------     -----------
Total contractual cash obligations               $ 301.7       $ 505.7       $  70.2        $  678.2       $ 1,556.5
                                               ==========     =========    ==========    ============     ===========

The following table presents commitments, contingencies and guarantees and related expiration periods as of March 31, 2005:

                                                         Estimated payments due by period (in millions)
                                                               2006           2008
Commitments, contingencies                      thru            to             to
   and guarantees                               2005           2007           2009        Thereafter        Total
----------------------------------------     ----------     -----------    -----------    ------------     ---------

Guaranty of unsecured promissory
     note (2)                                   $  1.3           $   --        $   --         $   --         $ 1.3
Property purchase commitments (4)                 41.0               --            --             --          41.0
Fuel purchase commitments (5)                       --               --            --             --            --
Litigation (6)                                      --               --            --             --            --
Capital improvements (7)                            --               --            --             --            --

                                             ----------     -----------    -----------    ------------     ---------
Total commitments, contingencies
   and guarantees                               $ 42.3           $   --        $   --         $   --         $42.3
                                             ==========     ===========    ===========    ============     =========

(1) The maturities on outstanding indebtedness assumes loan repayments are made on the mortgage warehouse facilities in accordance with the contractual obligation even though these warehouses are typically renewed each year. The maturities on outstanding indebtedness also assumes that bonds payable amortize in accordance with estimated payment amounts. As a result of new financing obtained in April 2005, $189 million of debt with maturities of less than one year were repaid, using $80 million from a new revolver.

(2) We own an interest in two limited partnerships and affiliates of two of our directors own the remaining partnership interests. We have severally guaranteed $1.3 million of the limited partnerships' $15.5 million unsecured promissory notes. The guaranty continues through May 31, 2005 when the note matures. We lease our office space from these limited partnerships at approximately $1.5 million per year, with scheduled rent increases. Our lease expires in 2014.

(3)  Amounts were repaid in April 2005.

(4) Represents opportunities for net lease property purchases approved for funding and accepted by the client at March 31, 2005. In April we also entered into an additional commitment to purchase Perkins Restaurant and Bakery properties worth $137.5 million subject to a leaseback and with other recent activity our commitments now approximate $216 million.

(5) As part of the Merger, we assumed several products sales contracts that commit us to purchase a minimum quantity of fuel, at a predetermined margin over an index, at terms ranging from one to three years relating to certain gas station properties and the fuel terminal operations. The contracts are customary in the retail petroleum industry and secure a readily available supply of fuel at competitive market prices. We intend to transfer or terminate, where possible, any purchase commitment when it relates to properties or operations sold. In addition, in connection with certain gas station properties, we assumed certain agreements that obligate us to pay a release price should a gas station property change gas brands. The agreements are customary in the retail petroleum industry. Some, but not all, of the agreements release us from the aforementioned obligation upon the sale of the property to a third party.

(6) We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements. In addition:

           a. On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several of the Income Funds, filed a purported class action lawsuit on behalf of the limited partners against the general partners of the Income Funds, CNLRP and USRP. The complaint alleges that the general partners breached their fiduciary duties in connection with the mergers and that the parties to the merger aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleges that the general partners violated provisions of the Income Fund partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the mergers, which was unsuccessful. On April 26, 2005, a supplemental plea to jurisdiction hearing was held with a ruling expected May 13, 2005. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. We believe the lawsuit, including the request for certification, is without merit and intend to defend vigorously against its claims.

           b. During 2004, Management Strategies, Inc. filed a lawsuit against USRP. The complaint alleges that we owe approximately $3 million in sales and fuel tax liabilities to the State of Georgia. We have filed a counterclaim for $2 million related to an unpaid note plus interest. We believe the claims against the Company are without merit and intend to defend vigorously against such claims.

(7) We assumed, through the Merger, obligations to make capital improvements to certain properties. The cost of the capital improvements is not quantifiable at this time and is not expected to have a material impact on our financial condition.

Dividend Policy

We intend to make distributions to shareholders in order to comply with REIT qualification requirements under the federal tax code. Preferred-A pays a quarterly dividend at an annualized rate of $1.93 per share and Preferred-C pays a quarterly dividend at an annualized rate of $1.875. Common stock dividends are declared and paid monthly, currently at $0.11 cents per share annualized at $1.32 per share. We intend to maintain a dividend rate on our common stock that is less than our funds from operations allocable to our common stockholders. We expect to pay common and preferred dividends of approximately $105.1 million over the next year.

Market Risk

We use fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose us to market risk related to changes in interest rates. A summary of our debt obligations as of March 31, 2005 are set forth in Note 9 to the financial statements included in Item 1, which is incorporated herein by reference. We review our borrowings and attempt to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. As of March 31, 2005, we had the following derivative instruments outstanding:

                                                                                                    Estimated
                                                                                                      Value
                                                                                                    (Liability)
                                                     Cap Strike                                         at
        Type of Hedge                Notional         Price or         Trade         Maturity         March 31,
       ($ in millions)                Amount          Swap Rate         Date           Date            2005
------------------------------    ---------------    ------------    -----------    ----------    ---------------

Interest Rate Swap                $  123.8                6.590%       6/14/02         3/15/22       $    (5.9)
Interest Rate Cap                 $  111.5                4.500%       9/28/01        10/25/06       $     0.2
Interest Rate Cap                 $   25.1                3.500%      12/17/03          2/1/11       $     0.7
Interest Rate Cap                 $  149.7                6.000%       8/13/01         8/26/06       $      --


At March 31, 2005, we had fixed rate debt of $809 million and floating rate debt of $685 million. At March 31, 2005, the weighted average rate on the floating rate debt is 4.53 percent. We have entered into hedging transactions in response to the sensitivity that is inherent in floating rate debt, but certain of those hedging transactions have caps that cause the rate sensitivity to be reduced but not eliminated. The impact on net income available to common shareholders and on cash flows over the next twelve months that would result from a one percentage point variance in interest rates on floating rate debt would be approximately $5.6 million, holding all other variables constant.

Results of Operations

Financial Reporting

We manage, operate and report our business by dividing it into two distinct segments. The results of each segment are discussed on a stand-alone basis below. Our consolidated financial statements reflect both segments, less amounts eliminated relating to transactions between segments.

         Real estate segment: Generally, the majority of our earnings are derived from this segment, the assets of which include our properties subject to triple-net leases and mortgage, equipment and other loans to third parties. The segment's earnings are from rental income, interest income on loans, proceeds from dispositions of properties sold to manage portfolio risk and income from retaining interests in our prior loan securitizations.

         Specialty finance segment: This segment includes our IPS program and our subsidiary Trustreet Investment Bank, LLC where we provide services to national and regional restaurant operators. This segment's earnings are from lease income prior to sale and net gains from investment property sales and to a lesser extent, investment banking and other service revenues. This segment historically has earnings from interest income on mortgage loans as well. The majority of these loans were transferred to the real estate segment as of March 31, 2005, where we believe they are more aligned as long-term investments.

The following table presents components of net income, including from continuing and discontinued operations, by segment. It also reflects the elimination of transactions between segments used to prepare the consolidated financial statements.

                                                                                         Quarter ended
                                                                                           March 31,
                                                                                         (in thousands)
                                                                                    2005                 2004
                                                                               ---------------       -------------
   Revenues:
       Real estate                                                                $    28,158          $   19,915
       Specialty finance                                                                6,586               7,039
       Other*                                                                            (620 )              (752 )
                                                                              ----------------      --------------
          Total revenues                                                               34,124              26,202
                                                                              ----------------      --------------

   Expenses:
   Operating expenses excluding interest, depreciation, and amortization:**
       Real estate                                                                      4,476               2,586
       Specialty finance                                                                9,106               5,948
       Other*                                                                            (637 )              (576 )
                                                                              ----------------      --------------
          Total operating expenses excluding interest, depreciation, and
              amortization**                                                           12,945               7,958
                                                                              ----------------      --------------

   Depreciation and amortization expense:
       Real estate                                                                      4,957               2,653
       Specialty finance                                                                  273                 131
                                                                              ----------------      --------------
          Total depreciation and amortization expense                                   5,230               2,784
                                                                              ----------------      --------------

   Interest expense:
       Real estate                                                                     12,514               7,175
       Specialty finance                                                                4,452               4,683
       Other*                                                                             (75 )                (29 )
                                                                              ----------------      ---------------
          Total interest expense                                                       16,891               11,829
                                                                              ----------------      ---------------

          Total expenses                                                               35,066               22,571
                                                                              ----------------      ---------------

   Income (loss) from continuing operations, net                                         (942 )              3,631

   Income (loss) from discontinued operations, after income taxes:
       Real estate                                                                       (230 )              1,532
       Specialty finance                                                                4,621                5,685
                                                                              ----------------      ---------------
          Total income from discontinued operations, after income taxes                 4,391                7,217
                                                                              ----------------      ---------------

   Net income                                                                      $    3,449       $       10,848
                                                                              ================      ===============


     *  relates primarily to eliminations of transactions between segments

     ** also includes the minority interest in earnings of consolidated JV's net of the equity in earnings of unconsolidated subsidiaries

Revenues:

Revenues in the real estate segment were comprised of the following:

                                                                    Quarter Ended
                                                                      March 31,
                                                                    (in thousands)
                                                              % of total                     % of total
                                                               segment                        segment
                                                   2005        revenues          2004         revenues
                                              -------------- --------------  -------------- -------------
           Rental income                           $  26,236     93%            $  17,002      86%

           Interest income                             1,082      4%                1,275       6%

           Other                                         840      3%                1,638       8%
                                              --------------- -------------  -------------- -------------
              Total Revenues                       $  28,158     100%           $  19,915      100%
                                              ================ ============  ============== =============

Real estate segment revenues include primarily rental income on operating and capital leases and contingent rent, which increased in the first quarter as a result of the merger transaction on February 25th, 2005 in which over $1 billion of new properties were added, increasing the property portfolio to $1.7 billion. Rental income in the quarter ended March 31, 2005 increased 54 percent as compared to the same quarter in the prior year. The weighted average lease rate on the portfolio was 10.3 percent in both quarters ended March 31, 2005 and 2004, although the portfolio as of March 31, 2005 has a more significant number of properties subject to ground leases that would reduce the net lease rate. The portfolio from USRP had certain ground leases that they subleased to tenants but remained legally responsible for those liabilities in the event the tenant did not pay. The sublease rents received are recorded as rental revenues and the payments are recorded in property expenses.

Interest income in the real estate segment of $1.1 million and $1.3 million in the quarters ended March 31, 2005 and 2004, respectively, is generated by our portfolio of mortgage, equipment and other notes receivable held by this segment. We have not made any direct loans since 2001 and the interest income is declining as a result of the repayment of principal on these notes.

Other income in the real estate segment includes investment income earned on bonds held in mortgage loan securitizations. Approximately $0.6 million of the decrease in other income was related to our sale of $11.2 million of these bonds to third parties and the extinguishments in September 2004 of $4.0 million in bonds issued by our specialty finance segment.

Specialty finance segment revenues were $6.6 million in the quarter ended March 31, 2005 compared with $7.0 million in the quarter ended March 31, 2005. This revenue consists primarily of interest income on a portfolio of mortgage loans receivable held by this segment. As with the portfolio held by the real estate segment, interest income is declining as a result of the repayment of loan principal. On March 31, 2005 most of the loans held by the specialty finance segment were moved to the real estate segment.

Operating expenses, excluding interest, depreciation and amortization:

Operating expenses, excluding interest, depreciation and amortization are presented in the following two charts that detail the results by segment. The real estate segment portion of these costs consisted of the following:


                                                                           Quarter Ended
                                                                             March 31,
                                                                            (in thousands)
                                                                         % of                        % of
                                                                         total                       total
                                                                        segment                     segment
                                                           2005         revenues        2004        revenues
                                                      ---------------- -----------  -------------- -----------
       General operating and administrative                $    3,285     12%           $   2,176     11%
       Property expenses, state and other taxes                 1,155      4%                 135      1%
       Other                                                       36      --                 275      1%
                                                      ---------------- -----------  -------------- -----------
                                                           $    4,476     16%       $       2,586     13%
                                                      ================ ===========  ============== ===========

General operating and administrative expenses in the real estate segment have increased 26 percent in the current period. Costs are higher in the current period as a result of having increased the rental portfolio to $1.7 billion upon the February 25, 2005 merger. These expenses include $0.7 million in the current period allocated to this segment as a result of the grant of stock and related cash compensation to members of our Board of Directors and employees. As reflected in the specialty finance segment discussion of general operating and administrative below, various issues have increased the overall costs that are, in turn, allocated between segments. As an offset to this, we have shifted the internal reporting of certain development and resale activities previously reported through the real estate segment, as we view those activities as more appropriately aligned with the specialty finance segment. Direct and indirect payroll relating to the development and resale activities approximated $0.3 million in the quarter ended March 31, 2004.

Property expenses, state and other taxes reflect approximately $0.4 million in additional charges in the three months ended March 31, 2005 for property taxes that we pay, but are able to bill the tenant, with such billings included in the rental revenues as discussed above. Similarly, we pay approximately $0.3 million in ground rents each month that we are able to bill to our tenants. Activity relating to these increased property taxes and ground rent payments resulted from the merged properties.

Operating expenses, excluding interest, depreciation, and amortization in the specialty finance segment consisted of the following:

                                                                  Quarter Ended
                                                                    March 31,
                                                                  (in thousands)
                                                             2005                2004
                                                        ----------------    ---------------
            General operating and administrative             $    8,221         $    4,699
            Property expenses, state and other
               taxes                                                136                 --
            Other                                                   749              1,249
                                                        ----------------    ---------------
                                                             $    9,106         $    5,948
                                                        ================    ===============

General operating and administrative expenses in the specialty finance segment have increased 75 percent in the current period. There are a number of items that have impacted the comparability between periods that are summarized as follows:

     o Our expenses in this segment include a $2.0 million charge in the current period allocated to this segment resulting from a grant of stock and related cash compensation to members of our Board of Directors and employees.
     o The specialty finance segment provides lease and loan servicing to our real estate segment and to third parties. As servicer, we utilize property management software to account for leasing transactions and to capture other tenant and lease information. More than a year ago, we decided to upgrade our technology platform supporting this function. In anticipation of a May 2005 implementation, we have incurred certain costs necessary to assure a successful transition to the new application and the integration of USRP and Income Fund assets.
     o We have incurred additional expenses with the integration of the merged portfolios. While our servicing fee income in this segment for the management of the larger portfolio was increased for the one-month period after the merger, we incurred various one-time setup expenses to add new properties creating an excess of new expenses over new revenues that should stabilize in the future. The Income Fund portfolio had been previously serviced by the specialty finance segment, and did not create significant additional integration costs.
     o Prior to 2005 certain services were purchased from affiliates of two of our board members. These included human resources, tax planning and compliance, computer systems support, investor relations and other services. We brought substantially all of these functions internal in an initiative that began in November 2004 and is nearly complete. During this process, we incurred certain expenses such as recruitment and training of new employees and the separate licensure and maintenance of software previously leveraged among a wider enterprise by our affiliates.
     o We have achieved our objectives to comply with the stricter standards imposed by Sarbanes-Oxley legislation, and in addition to the attention given to this effort by management, we have incurred $0.2 million in additional internal audit costs in the quarter ended March 31, 2005 as compared the quarter ended March 31, 2004.
     o We have shifted the internal reporting of certain development and resale activities previously reported through the real estate segment, as we view those expanding activities as more appropriately aligned with the specialty finance segment. Direct and indirect payroll relating to the development and resale activities approximated $0.8 million in the quarter ended March 31, 2005.
     o We have incurred $0.2 million in legal expenses in the current period relating primarily to our defense against the class action litigation brought by two former limited partners in the CNL Income Funds, while no such charges were recorded in the prior period.

Property expenses in this segment represent activities in development and resale transitions from the real estate segment this year and costs associated with activities merged into this segment from USRP. The decrease in the other line item relates to impairments and losses from the termination of a cash flow hedge in the quarter ended March 31, 2004.

Interest Expense

Interest expenses for each segment is illustrated in the following table:


                                                 Quarter Ended
                                                   March 31,
                                                 (in thousands)
                                             2005              2004
                                       ------------------ ----------------
          Real estate                    $    12,514       $    7,175
          Specialty finance                    4,452            4,683
          Other                                  (75)             (29)
                                       ------------------ ----------------
                                         $    16,891       $   11,829
                                       ================== ================

Interest expense in the real estate segment increased approximately $5.3 million, or 74 percent due to the increased level of debt. Total debt at the real estate segment increased to $1.4 billion at March 31, 2005 versus $0.4 billion at 2004. The increase was a result of debt assumed in the merger and from the merger financings completed by March 31, 2005. This increase also included the movement on March 31, 2005 of $161 million in debt that financed a pool of mortgage loans that together were transferred from the specialty finance segment into the real estate segment, where it more appropriately aligned with the long-term investment objectives. The weighted average interest rate on borrowings was 5.5 percent at March 31, 2005 versus 5.8 percent at March 31, 2004. Included in interest expense within the real estate segment is amortization of deferred financing costs of $1.6 million and $1.0 million for the quarters ended March 31, 2005 and 2004, respectively.

Interest expense at the specialty finance segment remained constant for the quarter ended March 31, 2005 versus 2004. Specialty finance segment debt is primarily the warehouse credit facilities that provide short-term financing of properties in the investment property sales program, with an interest rate that floats based on LIBOR. The weighted average cost of the warehouse credit facilities was 3.88 percent in the first quarter of 2005 versus 2.61 percent in the first quarter of 2004 reflecting the increase in short term financing rates. Interest expense in this segment also included the interest on the $161 million in debt that financed the pool of mortgage loans transferred into the real estate segment on March 31, 2005.

Depreciation and Amortization

Depreciation and amortization expenses for each segment is illustrated in the following table:

                                                  Quarter Ended
                                                    March 31,
                                                 (in thousands)
                                             2005              2004
                                        ----------------  ----------------
          Real estate                    $    4,957         $   2,653
          Specialty finance                     273               131
                                        ----------------  ----------------
                                         $    5,230        $    2,784
                                        ================  ================

The real estate segment experienced an increase in depreciation and amortization expense of $2.3 million or 87 percent in the quarter ended March 31, 2005 when compared to the same period in 2004. This increase is the result of the merger increasing the rental portfolio to $1.7 billion. After adjusting for the additional amortization of intangible assets identified at the time of merger, there is a 61 percent remaining increase in depreciation and amortization expense, that correlates to a 54 percent increase in this segment's rental revenues.

Discontinued Operations

We break discontinued operations into two categories, real estate and retail. In the real estate category, under generally accepted accounting principles ("GAAP"), when a property is designated as held for sale, such as all of the properties purchased under our IPS program, all income and expenses relating to the property and the ultimate gain or loss realized upon its disposition are treated as discontinued operations for all periods presented. If an existing investment property is so designated, depreciation is generally discontinued. Revenues associated with these properties is not reflected in the "Revenues" line item in our income statement, but instead, along with expenses and any gain or loss from its sale, are presented separately under the "Income (loss) from discontinued operations". In addition, only operating and administrative expenses that are directly attributable to acquiring or selling these properties are allocated to the "Income (loss) from discontinued operations" and all other general and operating and administrative expenses are allocated to "Income
(loss) from continuing operations".


                                                               Quarter Ended March 31,
                                                                    (in thousands)
                                           2005               2005                2004                2004
                                     -----------------  ------------------ ------------------- -------------------
                                       Real Estate       Specialty Finance     Real Estate       Specialty Finance
                                         Segment             Segment            Segment              Segment
                                     -----------------  ------------------ ------------------- -------------------

Sale of real estate                         $       --      $      56,954        $      8,082       $      39,967
Cost of real estate sold                            --             47,177               6,440              34,674
                                     -----------------  ------------------ ------------------- -------------------
   Gain on sale of real estate                      --              9,777               1,642               5,293

Net other income (expense)                       (230)                827                  79               1,626
                                     -----------------  ------------------ ------------------- -------------------
   Earnings (loss) from real estate
     discontinued operations
     before tax                                  (230)             10,604               1,721               6,919

Retail operations revenue                          --               5,245               3,819                  --
Retail cost of sales                               --               4,634               4,008                  --
                                     -----------------  ------------------ ------------------- -------------------
   Earnings (loss) from retail
     discontinued operations before
     tax                                           --                 611                (189)                 --

Income tax provision                               --               6,594                  --               1,234
                                     -----------------  ------------------ ------------------- -------------------

Income (loss) from discontinued
   operations, after income taxes         $      (230)       $      4,621        $      1,532        $      5,685
                                     =================  ================== =================== ===================

Our real estate segment periodically sells properties in the portfolio. We believe the best strategy to resolve certain vacant properties is to sell them. Or, we may have a performing property and believe it to be an opportune time to sell the asset and realize value. We did not sell any properties in the first quarter of 2005 but sold $8.1 million during the first quarter of 2004, generating a $1.6 million gain.

While GAAP requires us to disclose our investment property sales program as a discontinued operation, we do not manage it in that manner. It is a vital business operation that was developed over the last five years that allows us to compete on large transactions and appropriately mitigate risk and manage concentrations. Since 2001, in our specialty finance segment, we have sold approximately $972 million in restaurant properties generating net gains of $92.8 million. In the first quarter of 2005, we sold $57.0 million in properties generating a 17.2 percent margin or $9.8 million gain. In the first quarter of 2004, we sold $39.9 million in properties generating a 13.2 percent margin or $5.3 million gain. At March 31, 2005, we had approximately $137.8 million in real estate held for sale in our specialty finance segment.

We currently operate 18 convenience and gas stores in Hawaii that are held for sale. This business was previously acquired and operated by USRP and was acquired in the merger. On February 24, 2005, a definitive agreement to sell the business to Aloha Petroleum, Ltd. ("Aloha") was reached. The terms of that agreement result in us maintaining ownership of the real estate on eleven convenience and gas properties, which would be leased to Aloha. On April 27, 2005 we were informed by the Hawaii Attorney General's office, that they, along with the Federal Trade Commission, are conducting an investigation into whether the proposed transaction may violate state and federal antitrust laws. We are fully cooperating with that investigation but believe this will delay the ultimate sale into the second half of the year. During the quarter, the Hawaiian operations produced pre-tax income of approximately $0.6 million, before consideration of indirect corporate overhead.

In 2004, we operated twelve restaurants in a subsidiary that was sold in the 4th quarter of 2004. While not our core expertise, if a franchisee is experiencing financial difficulties, we will examine our options, one of which may be the acquisition of the operations of the franchisee. This may help preserve the value of our real estate investment. Currently, we do not have significant restaurant operations.

The Company is primarily treated as a REIT and generally records no tax expense. However, the Company has a taxable REIT subsidiary ("TRS), where various business operations take place including the IPS program. The TRS recorded an income tax provision of approximately $6.6 million and $1.2 million for the quarter ended March 31, 2005 and 2004, respectively. Included in the $6.6 million was a nonrecurring, non-cash $5.0 million deferred tax charge resulting from the transfer of loans from the specialty finance segment to the real estate segment. The mortgage loans, with a principal balance of $185.7 million, were transferred to more appropriately align the holding of those mortgage loans with our objective of holding real estate properties as long-term investments. The transfer was executed by way of a purchase by the real estate segment of a 100 percent interest in the subsidiary that held the mortgage loans in the specialty finance segment. We initially entered into an interest rate swap in 2002 to mitigate a portion of the variability related to the interest costs on our borrowings that financed the loans. The hedge transaction met the definition of a cash flow hedge, and as a result, changes in its value period to period are reported in other comprehensive income ("OCI"). Valuation changes in the swap are required to be reflected net of applicable income taxes at the then applicable tax rate. The hedge liability generated a deferred tax asset in 2002 that was offset by a valuation allowance. In 2003, we met the criteria under GAAP to reverse the valuation allowance, and in effect realized the tax benefit through net income and not OCI. With this accounting treatment, all future valuation adjustments to the hedge liability impact both earnings and OCI. Had we not transferred the pool of loans to the real estate segment, the $5.0 million charge in the quarter ended March 31, 2005 would have continued to be amortized as a charge to earnings over the life of the hedge contract.

As of March 31, 2005, we had early adopted the provisions of FAS 123(R), "Share-Based Payments" which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. FAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. FAS 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We elected to adopt the modified prospective application method as provided by FAS 123(R). Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of this standard and for the unvested portion of previously granted awards that are outstanding on that date.

No stock options were issued during the quarter ended March 31, 2005, and all previously granted options by USRP were fully vested as of the date of the Merger. As a result, no compensation cost was recognized relating to stock options during the three months ended March 31, 2005. Early adoption of FAS 123(R), and the change from applying the original provisions of FAS 123, did not have an impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities, and basic and diluted earnings per share for the three months ended March 31, 2005.

In December 2004, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards No. 153, "Exchange of Non-Monetary Assets" ("FAS 153"). FAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchange of similar productive assets under APB Opinion No. 29, "Accounting for Non-Monetary Transactions", and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the entity's future cash flows are expected to significantly change as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information regarding the Company's market risk at December 31, 1005 is included in its Annual Report on Form 10-K for the year ended December 31, 2004. The material changes in the Company's market risk are discussed in Item 2 above. Information regarding the Company's market risk relating to changes in interest rates is incorporated herein by reference to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" herein.

Item 4.  Controls and Procedures.

Quarterly Evaluation. Management updated its key controls related to internal control over financial reporting as of March 31, 2005 and carried out an evaluation as of March 31, 2005 of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This update and evaluation were done under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of "Certification" of the Company's Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q that you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company's reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company's Chief Executive Officer and Chief Financial Officer, and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

     o pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company's assets;

     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company's receipts and expenditures are being made only in accordance with authorizations of management or the Company's Board of Directors; and

     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material adverse effect on the Company's financial statements.

Limitations on the Effectiveness of Controls. Management, including the Company's Chief Executive Officer and Chief Financial Officer, do not expect that the Company's disclosure controls and procedures or the Company's internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management's override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments. The assessment by the Company's Chief Executive Officer and the Company's Chief Financial Officer of the Company's disclosure controls and procedures included a review of procedures and discussions with other employees in the Company's organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessments of the Company's disclosure controls and procedures is done on a quarterly basis so that the conclusions can be reported in the Company's Quarterly Reports on Form 10-Q. The Company's key controls related to its internal control over financial reporting are updated on a quarterly basis by management and other personnel in the Company's accounting department.

The Company considers the results of these various assessment activities as the Company monitors its disclosure controls and procedures and its internal control over financial reporting and when deciding to make modifications as necessary. The Company's intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, the Company's management sought in its update of key controls to determine whether there were any "material weaknesses" in the Company's internal control over financial reporting, or whether management had identified any acts of fraud involving senior management, management or other personnel who have a significant role in the Company's internal control over financial reporting. This information was important both for the update generally and because the Section 302 certifications require the Company's Chief Executive Officer and Chief Financial Officer disclose that information, along with any "significant deficiencies," to the Audit Committee of the Company's Board of Directors and to the Company's independent auditors. In the Public Company Accounting Oversight Board's Auditing Standard No. 2, a "material weakness" is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A "significant deficiency" is a "control deficiency," or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A "control deficiency" exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Evaluation of the Effectiveness of Disclosure Controls and Procedures. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2005, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, including changes that would have resulted from the merger of CNLRP and the Income Funds with and into USRP on February 25, 2005.

                           PART II. OTHER INFORMATION



Item 1. Legal Proceedings.

The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. At this time, management does not believe there will be a material impact from the legal proceedings discussed below.

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in the Income Funds, filed a class action lawsuit on behalf of the limited partners of the Income Funds against the Company, CNLRP, the Income Funds, the general partners of the Income Funds, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. in the District Court of Dallas County, Texas (Cause No. 05-00083). The complaint alleges that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed mergers between the Income Funds and subsidiaries of the operating partnership of the Company and that the Company and CNLRP aided and abetted such alleged breaches of fiduciary duties. The complaint further alleges that the Income Funds' general partners violated provisions of the Income Funds' partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, including an injunction of the mergers. On April 26, 2005, a supplemental plea to jurisdiction hearing was held with a ruling expected May 13, 2005. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The management of the Company is evaluating the lawsuit, but believes that the likelihood of a material unfavorable outcome is remote. The management of the Company believes that the claims against the Company are without merit and intends to defend vigorously against such claims.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. Inapplicable

Item 3. Defaults Upon Senior Securities.  Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

         A special meeting of the Company's stockholders was held on February 24, 2005, at 10:00 a.m., at 12240 Inwood Road, Suite 300, Dallas, Texas to consider and vote upon the following:

            1. a proposal to approve and adopt the Agreement and Plan of Merger, dated as of August 9, 2004, between CNL Restaurant Properties, Inc. and the Company, the other transactions contemplated thereby and the merger;

            2. a proposal to approve and adopt 18 Agreements and Plans of Merger, dated as of August 9, 2004, each among the Company, a separate, wholly owned subsidiary of the operating partnership of the Company, and a separate CNL Income Fund, the other transactions contemplated thereby and the related mergers;

            3. a proposal to approve an amendment to the Restated Articles of Incorporation of the Company to increase its authorized common stock to 300,000,000 shares and its authorized preferred stock to 100,000,000 shares;

            4. a proposal to approve an amendment to the Restated Articles of Incorporation of the Company to expand the class of investors for whom the board of directors of the Company can waive capital stock ownership limits; and

            5. such other business as may lawfully come before the meeting or any adjournment thereof.

         Holders of record of the Company's common stock at the close of business on December 23, 2004, the record date, were entitled to notice of, and to vote at, the special meeting. The vote for each proposal was as follows:

                                                                                            Abstentions and
          Proposal Number                 For                         Against              Broker Non-Votes
       ---------------------- ----------------------------- ---------------------------- ----------------------
                 1                     14,529,977                    1,145,275                  189,158
                 2                     14,507,195                    1,161,191                  196,024
                 3                     11,640,277                    3,998,138                  225,996
                 4                     14,108,909                    1,483,425                  272,076


        No other business was considered at the meeting.

Item 5. Other Information.

The Board of Directors has scheduled the Company's next annual meeting of stockholders for June 23, 2005, at 10:00 a.m. at CNL Center at City Commons, 450 South Orange Avenue, Orlando, Florida. Because the date has been advanced by 35 calendar days from the date of the Company's 2004 annual meeting of stockholders, the dates for submitting matters (i) to be included in the Company's proxy statement and form of proxy and (ii) to be considered at the 2005 annual meeting have advanced from those disclosed in the Company's proxy statement for its 2004 annual meeting as follows. Proposals of stockholders intended to be presented at the 2005 annual meeting must have been received by the Secretary of the Company at the Company's principal executive office no later than December 27, 2004 in order to have been included in the proxy statement and form of proxy for the meeting. Proposals of stockholders intended to be presented at the 2005 annual meeting must have been received by the Secretary of the Company at the Company's principal executive office no later than April 5, 2005 in order to have been considered at the meeting.

Item 6. Exhibits.


Exhibits

         2.1 Agreement and Plan of Merger by and between the Registrant and CNL Restaurant Properties, Inc., dated as of August 9, 2004 (previously filed as Exhibit 2.1 to the Registrant's current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

         2.2 Agreements and Plans of Merger by and among the Registrant, a separate, wholly-owned subsidiary of the operating partnership of the Registrant and each of the 18 CNL Income Funds (previously filed as Exhibits 2.2 - 2.19 to the Registrant's current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

         3.1 Restated Articles of Incorporation of the Registrant dated November 11, 1997, as amended by the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 and the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 (filed herewith).

         3.2      Second  Amended  and  Restated  Bylaws  (previously  filed  as
                  Exhibit 3.2 on the Company's current report on Form 8-K/A filed on March 4, 2005 and incorporated herein by reference).

         4.1      Specimen  of Common  Stock  Certificate  (previously  filed as
                  Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-21403) and incorporated herein by reference).

         4.2 Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series A Cumulative Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant's current report on Form 8-K filed on November 14, 1997 and incorporated herein by reference).

         4.3 Amendment to Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series A Cumulative Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant's current report on Form 8-K filed on February 25, 2005 and incorporated herein by reference).

         4.4 Articles Supplementary Classifying and Designating a Series of Preferred Stock as 8% Series B Convertible Preferred Stock (previously filed as Exhibit 4.01 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.5 Articles Supplementary Classifying and Designating a Series of Preferred Stock as 8% Series B-1 Convertible Preferred Stock (previously filed as Exhibit 99.5 to the Registrant's current report on Form 8-K filed on September 16, 2004 and incorporated herein by reference).

         4.6 Articles Supplementary Establishing and Fixing The Rights and Preferences of 7.5% Series C Redeemable Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Registrant's registration statement on Form 8-A (File No. 001-13089) and incorporated herein by reference).

         4.7 Specimen of 7.5% Series C Redeemable Convertible Preferred Stock Certificate (previously filed as Exhibit 4.2 to the Registrant's registration statement on Form 8-A (File No. 001-13089) and incorporated herein by reference).

         4.8 Indenture dated as of March 4, 2005, among Net Lease Funding 2005, LP, MBIA Insurance Corporation and Wells Fargo Bank, N.A., as indenture trustee relating to $275,000,000 Triple Net Lease Mortgage Notes, Series 2005 (previously filed as Exhibit
                 99.1 to the Registrant's current report on Form 8-K filed on March 10, 2005 and incorporated herein by reference).

         4.9 Securities Purchase Agreement relating to the Series B Preferred Stock (previously filed as Exhibit 4.02 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.10 Registration Rights Agreement relating to Series B Preferred Stock (previously filed as Exhibit 4.03 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.11 Stock Purchase Warrant - Omnicron Master Trust (previously filed as Exhibit 4.04 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.12 Stock Purchase Warrant - The Riverview Group, LLC (previously filed as Exhibit 4.05 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.13    Registration  Rights  Agreement by and between the  Registrant,
                 LSF3 Capital Investments I, LLC and LSF3 Capital Investments II, LLC dated as of March 9, 2001 (previously filed as Exhibit
                 10.5 to the Schedule 13D filed by LSF3 Capital Investments I, LLC, and the other reporting persons named therein, on March 19, 2001 and incorporated herein by reference).

         4* Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant.

         10.1     Registrant   Flexible  Incentive  Plan  (previously  filed  as
                  Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference).

         10.2 Bridge Credit Agreement dated as of February 25, 2005, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and certain other lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed on March 3, 2005 and incorporated herein by reference).

         10.3 Bridge Credit Agreement dated as of February 25, 2005, by and among Net Lease Funding 2005, LP, as borrower, Bank of America, as Administrative Agent, and certain other lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as
                  Exhibit 10.2 to the Registrant's current report on Form 8-K filed on March 3, 2005 and incorporated herein by reference).

         10.4 Credit Agreement, dated as of April 8, 2005, by and among the Registrant, as borrower, certain subsidiaries of the
                  Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Key Bank, National Association, as Syndication Agent, Credit Suisse First Boston, Societe Generale, and Wachovia Bank National Association, as Co-Documentation Agents, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

         10.5 Pledge Agreement, dated as of April 8, 2005, by substantially all of the Borrower's domestic subsidiaries, in favor of Bank of America, N.A., in its capacity as Administrative Agent (previously filed as Exhibit 10.2 to the Registrant's current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

         31.1     Certification  of Chief  Executive  Officer  pursuant  to Rule
                  13a-14(a)   as  adopted   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002 (filed herewith).

         31.2     Certification  of Chief  Financial  Officer  pursuant  to Rule
                  13a-14(a)   as  adopted   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002 (filed herewith).

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 9, 2005                               TRUSTREET PROPERTIES, INC.

                                                 By:

                                                      /s/ CURTIS B. MCWILLIAMS
                                                      --------------------------
                                                      Curtis B. McWilliams
                                                      Chief Executive Officer


                                                 By:

                                                      /s/ STEVEN D. SHACKELFORD
                                                      --------------------------
                                                      Steven D. Shackelford
                                                      Chief Financial Officer

                                  EXHIBIT INDEX




         2.1 Agreement and Plan of Merger by and between the Registrant and CNL Restaurant Properties, Inc., dated as of August 9, 2004 (previously filed as Exhibit 2.1 to the Registrant's current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

         2.2 Agreements and Plans of Merger by and among the Registrant, a separate, wholly-owned subsidiary of the operating partnership of the Registrant and each of the 18 CNL Income Funds (previously filed as Exhibits 2.2 - 2.19 to the Registrant's current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

         3.1 Restated Articles of Incorporation of the Registrant dated November 11, 1997, as amended by the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 and the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 (filed herewith).

         3.4      Second  Amended  and  Restated  Bylaws  (previously  filed  as
                  Exhibit 3.2 on the Company's current report on Form 8-K/A filed on March 4, 2005 and incorporated herein by reference).

         4.1      Specimen  of Common  Stock  Certificate  (previously  filed as
                  Exhibit 4.1 to the Registrant's Registration Statement on Form S-4 (File No. 333-21403) and incorporated herein by reference).

         4.2 Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series A Cumulative Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant's current report on Form 8-K filed on November 14, 1997 and incorporated herein by reference).

         4.3 Amendment to Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series A Cumulative Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant's current report on Form 8-K filed on February 25, 2005 and incorporated herein by reference).

         4.4 Articles Supplementary Classifying and Designating a Series of Preferred Stock as 8% Series B Convertible Preferred Stock (previously filed as Exhibit 4.01 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.5 Articles Supplementary Classifying and Designating a Series of Preferred Stock as 8% Series B-1 Convertible Preferred Stock (previously filed as Exhibit 99.5 to the Registrant's current report on Form 8-K filed on September 16, 2004 and incorporated herein by reference).

         4.6 Articles Supplementary Establishing and Fixing The Rights and Preferences of 7.5% Series C Redeemable Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Registrant's registration statement on Form 8-A (File No. 001-13089) and incorporated herein by reference).

         4.7 Specimen of 7.5% Series C Redeemable Convertible Preferred Stock Certificate (previously filed as Exhibit 4.2 to the Registrant's registration statement on Form 8-A (File No. 001-13089) and incorporated herein by reference).

         4.8 Indenture dated as of March 4, 2005, among Net Lease Funding 2005, LP, MBIA Insurance Corporation and Wells Fargo Bank, N.A., as indenture trustee relating to $275,000,000 Triple Net Lease Mortgage Notes, Series 2005 (previously filed as Exhibit
                  99.1 to the Registrant's current report on Form 8-K filed on March 10, 2005 and incorporated herein by reference).

         4.9 Securities Purchase Agreement relating to the Series B Preferred Stock (previously filed as Exhibit 4.02 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.10 Registration Rights Agreement relating to Series B Preferred Stock (previously filed as Exhibit 4.03 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.11 Stock Purchase Warrant - Omnicron Master Trust (previously filed as Exhibit 4.04 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.12 Stock Purchase Warrant - The Riverview Group, LLC (previously filed as Exhibit 4.05 to the Registrant's Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

         4.13 Registration Rights Agreement by and between the Registrant, LSF3 Capital Investments I, LLC and LSF3 Capital Investments II, LLC dated as of March 9, 2001 (previously filed as Exhibit
                  10.5 to the Schedule 13D filed by LSF3 Capital Investments I, LLC, and the other reporting persons named therein, on March 19, 2001 and incorporated herein by reference).

         4* Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant.

         10.6     Registrant   Flexible  Incentive  Plan  (previously  filed  as
                  Exhibit 10.1 to the Registrant's Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference).

         10.7 Bridge Credit Agreement dated as of February 25, 2005, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and certain other lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed on March 3, 2005 and incorporated herein by reference).

         10.8 Bridge Credit Agreement dated as of February 25, 2005, by and among Net Lease Funding 2005, LP, as borrower, Bank of America, as Administrative Agent, and certain other lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as
                  Exhibit 10.2 to the Registrant's current report on Form 8-K filed on March 3, 2005 and incorporated herein by reference).

         10.9 Credit Agreement, dated as of April 8, 2005, by and among the Registrant, as borrower, certain subsidiaries of the
                  Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Key Bank, National Association, as Syndication Agent, Credit Suisse First Boston, Societe Generale, and Wachovia Bank National Association, as Co-Documentation Agents, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant's current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

         10.10 Pledge Agreement, dated as of April 8, 2005, by substantially all of the Borrower's domestic subsidiaries, in favor of Bank of America, N.A., in its capacity as Administrative Agent (previously filed as Exhibit 10.2 to the Registrant's current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

         31.1     Certification  of Chief  Executive  Officer  pursuant  to Rule
                  13a-14(a)   as  adopted   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002 (filed herewith).

         31.2     Certification  of Chief  Financial  Officer  pursuant  to Rule
                  13a-14(a)   as  adopted   pursuant   to  Section  302  of  the
                  Sarbanes-Oxley Act of 2002 (filed herewith).

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

                                   EXHIBIT 3.1

                                  EXHIBIT 31.1

             RULE 13a-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 31.2

             RULE 13a-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER

                                  EXHIBIT 32.1

              SECTION 1350 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                                  EXHIBIT 32.2

              SECTION 1350 CERTIFICATION OF CHIEF FINANCIAL OFFICER