Form 10-Q
period 2005-06-30
TRUSTREET PROPERTIES INC
filed 2005-08-09
CIK 1032462

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                        For the transition period from to

                         Commission file number 1-13089


                           Trustreet Properties, Inc.
_______________________________________________________________________________
             (Exact name of registrant as specified in its charter)


       Maryland                                              75-2687420
(State or other jurisdiction                               (IRS Employer
    of incorporation)                                     Identification No.)


       450 South Orange Avenue                                 32801
          Orlando, Florida
   _________________________________________        ___________________________
    (Address of principal executive offices)                (Zip Code)

        Registrant's telephone number, including area code (407) 540-2000
 ______________________________________________________________________________

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

         57,901,860 shares of common stock, $0.001 par value, outstanding as of August 9, 2005.

                                    CONTENTS





Part I                                                                Page

    Item 1.Financial Statements:

                Condensed Consolidated Balance Sheets                  3-4

                Condensed Consolidated Statements of Income            5

                Condensed Consolidated Statements of
                    Stockholders' Equity and Comprehensive
                    Income/(Loss)                                      6-7

                Condensed Consolidated Statements of Cash Flows        8-9

                Notes to Condensed Consolidated Financial
                    Statements                                         10-35

    Item 2.Management's Discussion and Analysis of Financial
                Condition and Results of Operations                    36-55

    Item 3.Quantitative and Qualitative Disclosures About
                Market Risk                                            55

    Item 4.Controls and Procedures                                     55-57

Part II

    Other Information                                                  58-61

Item 1.  Financial Statements

                           TRUSTREET PROPERTIES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)
                                 (In thousands)


                                                                           June 30,               December 31,
                                                                             2005                     2004
                                                                        ----------------         ----------------
ASSETS

Real estate investment properties                                          $   1,576,216             $    535,163
Net investment in direct financing leases                                        157,182                   98,068
Real estate and other assets held for sale                                       195,841                  147,619
Mortgage, equipment and other notes receivable, net of
    allowance of $7,281 and $7,261, respectively                                 292,106                  290,140
Other investments                                                                 15,997                   16,495
Cash and cash equivalents                                                         28,287                   22,744
Restricted cash                                                                   14,521                    7,402
Receivables, less allowance for doubtful accounts
    of $2,997 and $2,136, respectively                                             6,603                    7,391
Accrued rental income                                                             31,984                   28,392
Goodwill                                                                         224,278                   56,260
Other assets                                                                     128,687                   33,975
                                                                       ------------------       ------------------
                                                                           $   2,671,702            $   1,243,649
                                                                       ==================       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Revolver                                                                    $    134,000             $     21,000
Notes payable                                                                    585,302                  162,810
Mortgage warehouse facilities                                                    103,004                  101,394
Subordinated note payable                                                             --                   21,875
Bonds payable                                                                    790,048                  405,421
Due to related parties                                                               658                   37,172
Other payables                                                                    98,407                   33,736
                                                                       ------------------       ------------------
    Total liabilities                                                      $   1,711,419             $    783,408
                                                                       ------------------       ------------------


     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
                CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
                                   (UNAUDITED)
                                 (In thousands)

                                                                           June 30,               December 31,
                                                                             2005                     2004
                                                                        ----------------         ----------------

Minority interests, including redeemable partnership interest
    in 2004                                                                      4,835                    6,819
    2004

Commitments and contingencies (Note 15)

Stockholders' equity:
    Preferred stock, $0.001 par value per share.
       84,500 shares authorized and unissued                                        --                       --
    Preferred stock, $0.001 par value per share:  Series A
       Cumulative Convertible Preferred Stock - 8,000 shares
       authorized, 7,834 shares issued and outstanding at June
       30, 2005 (aggregate liquidation value of $195,855)                            8                       --
    Preferred stock, $0.001 par value per share:  Series C
       Redeemable Convertible Preferred Stock - 7,500
       shares authorized, 7,244 shares issued and outstanding
       at June 30, 2005 (aggregate liquidation value of
       $181,101)                                                                     7                       --
    Excess shares, $0.001 par value per share.
       400,000 shares authorized and unissued                                       --                       --
    Common stock, $0.001 par value per share; 300,000 shares
       authorized, 57,915 and 45,286 shares issued at
       June 30, 2005 and December 31, 2004, respectively ,
       and 57,915 and 45,249 shares outstanding at
       June 30, 2005 and December 31, 2004, respectively                            58                      452
    Capital in excess of par value                                           1,356,988                  825,134
    Accumulated other comprehensive loss                                       (12,571 )                (12,434 )
    Accumulated distributions in excess of net income                         (389,042 )               (359,730 )
                                                                       ------------------       ------------------
       Total stockholders' equity                                              955,448                 453,422
                                                                       ------------------       ------------------

                                                                         $   2,671,702           $   1,243,649
                                                                       ==================       ==================

     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)
                    (In thousands except for per share data)

                                                                        Quarter ended                   Six months ended
                                                                           June 30,                         June 30,
                                                                    2005              2004            2005             2004
                                                                -------------     -------------  ---------------   -------------

Revenues:

    Rental income from operating leases                            $  39,523         $  14,158      $    62,927       $  28,513
    Earned income from direct financing leases                         3,281             2,539            6,017           5,090
    Interest income from mortgage, equipment and
       other notes receivables                                         6,554             6,674           12,835          13,327
    Investment and interest income                                       448               979              993           2,170
    Other income                                                       1,595             1,146            2,658           2,505
                                                                -------------     -------------  ---------------   -------------
                                                                      51,401            25,496           85,430          51,605
                                                                -------------     -------------  ---------------   -------------
Expenses:
    General operating and administrative                               9,992             6,659           20,933          12,959
    Interest expense                                                  24,868            11,994           41,759          23,824
    Property expenses, state and other taxes                           2,083               201            3,286             337
    Depreciation and amortization                                      8,999             2,932           14,228           5,727
    Loss on termination of cash flow hedge                                 --               585                --             940
    Recovery of loss on loans                                           (468 )               --             (453 )             --
    Impairments and provisions on assets                                 271               503              277           1,050
                                                                -------------     -------------  ---------------   -------------
                                                                      45,745            22,874           80,030          44,837
                                                                -------------     -------------  ---------------   -------------
Income from continuing operations before minority
    interest, equity in earnings of unconsolidated joint
    ventures and gain on sale of assets                                5,656             2,622            5,400           6,768

Minority interest                                                       (734 )          (1,296 )         (1,549 )        (1,957 )

Equity in earnings of unconsolidated joint ventures                       32                31               62              65

Gain on sale of assets                                                    23                 --               23               6
                                                                -------------     -------------  ---------------   -------------

Income from continuing operations                                      4,977             1,357            3,936           4,882

Income from discontinued operations, after income taxes               13,172             7,863           17,663          15,187
                                                                -------------     -------------  ---------------   -------------

Net income                                                            18,149             9,220           21,599          20,069
    Dividends to preferred stockholders                               (7,176 )               --          (10,099 )             --
                                                                -------------     -------------  ---------------   -------------
Net income allocable to common stockholders                        $  10,973         $   9,220      $    11,500       $  20,069
                                                                =============     =============  ===============   =============

Basic and diluted net income per share:
    Income/(loss) from continuing operations allocable to
       common stockholders                                         $   (0.04 )       $    0.04       $    (0.12 )     $    0.14
    Income from discontinued operations                                 0.23              0.22             0.35            0.43
                                                                -------------     -------------  ---------------   -------------

Basic and diluted net income per share                             $    0.19         $    0.26       $     0.23       $    0.57
                                                                =============     =============  ===============   =============

Weighted average number of shares of common stock
    outstanding (Notes 2 and 13):
       Basic                                                          57,908            35,032           50,922          35,032
                                                                =============     =============  ===============   =============
       Diluted                                                        57,908            35,032           50,922          35,032
                                                                =============     =============  ===============   =============


     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                         Six Months ended June 30, 2005
                                   (UNAUDITED)
                                 (In thousands)


                               Preferred Stock        Preferred Stock
                                   Series A              Series C           Common Stock

                             --------------------- ---------------------- ------------------
                                                                                              Capital in
                              Number of    Par      Number of     Par     Number of   Par     excess of     Unearned    Loans to
                               shares     aalue      shares      value     shares    value    par value   compensation Stockholders
                             ---------- ---------- -----------  --------- --------- --------  ----------  ------------ ------------

Balance at December 31, 2004      --     $    --      --      $   --       45,249  $  452    $ 825,134      $ --        $  --

Effect of USRP Merger:
    Assumption of USRP equity  4,084           4      --          --       22,599      23      440,483        --         (224 )
    Conversion of common
       shares                     --          --   7,244           7      (10,223 )  (417 )        410        --           --

Acquisition of Income Funds    3,750           4      --          --           --      --       88,231        --           --

Net income                        --          --      --          --           --      --           --        --           --

Other comprehensive income,
    market revaluation on
    available for sale
    securities                    --          --      --          --           --      --           --        --           --

Current period adjustment to
    recognize change in
    fair value of cash flow
    hedges, inclusive of
    $1,650 in tax provision       --          --      --          --           --      --           --        --           --


Total comprehensive income        --          --      --          --           --      --           --        --           --


Repayment by stockholder of
    loan                          --          --       --         --           --      --           --        --          224

Distributions declared on
    common stock                  --          --       --         --           --      --           --        --           --

Distributions declared on
    preferred stock               --          --       --         --           --      --           --        --           --

Issuance of common stock to
    directors and employees       --          --       --         --          119      --        2,053        --           --



     See accompanying notes to condensed consolidated financial statements.

Accumulated    Accumulated
distributions     other                    Compre-
 in excess       compre-                   hensive
  of net         hensive                   income/
  income      income/(loss)   Total        (loss)
-----------    -----------   ----------   -----------

$ (359,730)  $  (12,434 )  $ 453,422


        --           --      440,286

        --           --           --

        --           --       88,235

    21,599           --       21,599        21,599




        --         (144 )       (144 )        (144 )





        --            7            7             7
                                        -----------

        --           --           --      $ 21,462
                                        ===========


        --           --          224


   (40,812 )         --      (40,812 )


   (10,099 )         --      (10,099 )


        --           --        2,053

                           TRUSTREET PROPERTIES, INC.
 CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME/(LOSS)
                         Six Months ended June 30, 3005
                                   (UNAUDITED)
                                 (In thousands)


                            Preferred Stock        Preferred Stock
                                Series A               Series C            Common Stock
                          ---------------------  ---------------------   ------------------  Capital in
                          Number of    Par       Number of      Par      Number of   Par      excess of     Unearned      Loans to
                           shares     value       shares       value      shares    value     par value   compensation  Stockholders
                          ---------- ----------  -----------  --------   ---------  -------  -----------  ------------  -----------

Issuance of restricted
    stock to directors
    and employees             --     $    --         --      $  --         138    $   --    $   2,347    $  (2,347 )   $     --

Amortization of unearned
    compensation              --          --         --         --          --        --           --          202           --

Proceeds from exercised
    stock options             --          --         --         --          33        --          475           --           --
                          ---------- ----------  ---------  --------   --------- --------- -----------  ------------  ----------- --

Balance at June 30, 2005   7,834     $     8      7,244      $   7      57,915    $   58   $1,359,133   $   (2,145 )    $    --
                          ========== ==========  =========  ========   ========= ========= ===========  ============  ===========




     See accompanying notes to condensed consolidated financial statements.

Accumulated    Accumulated
distributions    other                    Compre-
  in excess     compre-                   hensive
   of net        hensive                   income/
   income       income/(loss)   Total       (loss)
-----------    -----------   ----------  -----------



 $     --     $     --       $    --


       --           --           202


       --           --           475
---------   -----------    ----------

$ (389,042 )  $ (12,571 )   $ 955,448
===========   ===========    ==========

                           TRUSTREET PROPERTIES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (In thousands)

                                                                                       Six months ended
                                                                                           June 30,
                                                                                   2005                2004
                                                                               --------------       ------------
  Cash flows from operating activities:

     Net income                                                                  $    21,599         $   20,069
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation and amortization on real estate assets                        13,539              5,428
           Depreciation and amortization on non-real estate assets                     1,187                723
           Amortization of deferred financing costs                                    4,716              2,685
           Provision for loss on loans                                                    74                  --
           Impairments and provisions on assets                                          426              2,261
           Gain on sales of assets                                                      (867 )           (1,309 )
           Stock based compensation                                                    2,255                  --
           Increase in income tax payable                                              1,618              1,053
           Decrease in deferred tax asset                                              2,184                  --
           Increase in accrued rental income                                          (3,606 )           (2,010 )
           Amortization of investment in direct financing leases                       2,399              1,073
           Changes in inventories of real estate held for sale                         1,192            (72,672 )
           Changes in other operating assets and liabilities                           4,728             (3,386 )
                                                                              ---------------      -------------
        Net cash provided by /(used in) operating activities                          51,444            (46,085 )
                                                                              ---------------      -------------

  Cash flows from investing activities:
     Additions to real estate investment properties and intangibles                  (88,089 )          (12,081 )
     Proceeds from sale of assets                                                      8,165             17,299
     Decrease in restricted cash                                                         673              3,620
     Acquisition of Income Funds                                                    (449,997 )                --
     Cash acquired through merger                                                     43,473                  --
     Payment of merger costs for USRP reverse merger                                 (13,072 )                --
     Collection on mortgage, equipment and other notes receivable                     13,930             12,284
                                                                              ---------------      -------------
        Net cash provided by/(used in) investing activities                         (484,917 )           21,122
                                                                              ---------------      -------------


     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                   (UNAUDITED)
                                 (In thousands)

                                                                                      Six months ended
                                                                                          June 30,
                                                                                   2005               2004
                                                                              ---------------    ---------------
     Cash flows from financing activities:
        Payment of stock issuance costs                                               (1,543 )           (1,493 )
        Repayment of loan to stockholder                                             (33,860 )               --
        Proceeds from borrowings on revolver, term loan and note payable           1,080,098             24,000
        Payment on revolver and note payable                                        (988,875 )          (42,524 )
        Proceeds from borrowings on mortgage warehouse facilities                     91,839            140,998
        Payments on mortgage warehouse facilities                                    (90,230 )          (81,333 )
        Proceeds from borrowings on senior notes                                     250,000                 --
        Proceeds from issuance of bonds                                              275,000              5,000
        Retirement of bonds payable                                                  (34,001 )          (18,458 )
        Payment of bond issuance and debt refinancing costs                          (28,306 )             (489 )
        Proceeds from termination of hedge                                             1,685                 --
        Proceeds from exercised stock options                                            475                 --
        Retirement of convertible preferred stock                                    (32,500 )               --
        Loans from stockholder                                                            --             10,900
        Acquisition of minority interest                                                (655 )               --
        Distributions to minority interest                                            (1,062 )           (1,822 )
        Distributions to common stockholders                                         (36,961 )          (35,259 )
        Distributions to preferred stockholders                                      (12,088 )               --
                                                                              ---------------    ---------------
               Net cash provided by/(used in) financing activities                   439,016               (480 )
                                                                              ---------------    ---------------

  Net increase (decrease) in cash and cash equivalents                                 5,543            (25,443 )

  Cash and cash equivalents at beginning of period                                    22,744             36,955
                                                                              ---------------    ---------------

  Cash and cash equivalents at end of period                                     $    28,287       $     11,512
                                                                              ===============    ===============

  Supplemental disclosures of cash flow information:

        Interest paid                                                            $    33,745       $     22,268
                                                                              ===============    ===============

        Interest capitalized                                                        $      --         $       16
                                                                              ===============    ===============

        Income taxes paid                                                        $     2,899        $     2,180
                                                                              ===============    ===============

  Supplemental disclosures of non-cash investing and financing activities:

        Redemption of minority interest in lieu of payment on accounts
           receivable                                                            $     1,798         $      894
                                                                              ===============    ===============

        Foreclosure on notes receivable and acceptance of underlying real
           estate collateral                                                        $      --         $      452
                                                                              ===============    ===============

        Distributions declared and unpaid at June 30                             $     6,371          $       --
                                                                              ===============    ===============


       Refer to Note 4 to the condensed consolidated financial statements for the allocation of assets acquired and liabilities assumed as part of the Merger in February 2005.

     See accompanying notes to condensed consolidated financial statements.

                           TRUSTREET PROPERTIES, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


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

2.       Basis of Presentation:

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. As a result of the Merger, operating results for the quarter and six months ended June 30, 2005 include the results of CNLRP from January 1, 2005 through February 24, 2005 and include the operating results of the merged Company from February 25, 2005 through June 30, 2005. Operating results for the quarter and six months ended June 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. CNLRP was treated as the acquiror for accounting purposes. Amounts as of December 31, 2004 included in the financial statements are those of CNLRP and have been derived from audited financial statements of CNLRP as of that date. Operating results for the quarter and six months ended June 30, 2004 are the historical amounts of CNLRP. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 8-K/A, filed on June 13, 2005.

         Prior to the Merger, CNLRP stockholders owned 45.2 million shares of CNLRP common stock. As a result of the Merger, CNLRP stockholders received 0.7742 shares of USRP common stock. The Company has restated the weighted average shares outstanding calculation for all periods presented to show the effect of the exchange of the shares as a result of the Merger.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


2.       Basis of Presentation - Continued:

         The Company reports both basic and diluted earnings per share. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the dilutive effect of stock options and convertible preferred stock. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period, which are computed using the treasury stock method for outstanding stock options. Common share equivalents are excluded from the computations in periods in which they have an anti-dilutive effect.

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

4.       Merger:

         On  August  9,  2004,  CNLRP  announced  that  it  had  entered  into a definitive agreement and plan of merger with USRP, a publicly traded real estate investment trust, and on February 25, 2005, completed the transactions contemplated by the agreement, including the Merger of CNLRP into USRP and the change of USRP's name to Trustreet Properties, Inc. On the same day, each of the Income Funds merged with a separate wholly owned subsidiary of the combined company's operating partnership. The Merger was structured to be tax-free to the stockholders of CNLRP and USRP but taxable with respect to the Income Funds. In order to effect the Merger, the Company entered into several new financing transactions. As a result of the merger, the Company became the largest publicly traded REIT in the United States focused primarily on the restaurant industry and further diversified the Company's real estate portfolio.

         The Merger of CNLRP into USRP through an exchange of equity interests was accounted for using the purchase method of accounting, and CNLRP was treated as the acquiror for accounting purposes since the former common stockholders of CNLRP owned approximately 60.7% and the former common stockholders of USRP own approximately 39.3% of the outstanding common stock of the combined company on a fully diluted basis. In addition, the former directors of CNLRP make up a majority of the current board of directors and the former executive officers of CNLRP manage the Company. As a result of CNLRP being treated as the acquiror for accounting purposes, the assets and liabilities of CNLRP continue to be recorded at historical values. The assets and liabilities of USRP and the Income Funds were recorded at their estimated fair values at the date of the merger, with the excess of the purchase price of USRP over the sum of tangible and identifiable intangible fair values of USRP recorded as goodwill.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

         The purchase price was allocated between assets, liabilities and intangible assets based on the initial estimates of fair value. Management continues to evaluate the existence of pre-merger contingencies and the value of certain real estate based on third party analysis and anticipates finalizing these allocations during the third quarter of 2005. A change in the final allocation from what is presented may result in an increase or decrease in identified intangible assets and changes in depreciation, amortization or other expenses.

         In connection with the allocation of the purchase price to real estate, the following methodology was utilized:

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

         The purchase price relating to the exchange of interests between USRP and CNLRP was based upon the market capitalization of USRP using an average trading price of USRP common stock and traded Series A Preferred Stock for the day before and the day of the announcement of the proposed merger on August 9, 2004, as well as the estimated market values for the Series B Convertible Preferred Stock ("the Series B Preferred Stock") of USRP plus certain merger related costs incurred by CNLRP.

                                                                                                Total Market
                                                             Shares                                 Value
                         Equity Interest                 (in thousands)          Price         (in thousands)
              --------------------------------------    -----------------    --------------    ----------------

              Series A Preferred Stock                             4,084         $   23.53          $   96,099
              Series B Preferred Stock                                25          1,300.00              32,500  (a)
              Common Stock                                        22,599             15.24             344,411
                                                                                               ----------------
                                                                                                       473,010
              Transaction costs                                                                         14,414
                                                                                               ----------------
                   Total                                                                           $   487,424
                                                                                               ================


                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

         (a) Includes a $7.5 million premium as a result of the merger triggering the redemption provisions of the Series B Preferred Stock.

         As a result of the exchange of interests between CNLRP and USRP, 45.2 million shares of CNLRP common shares were converted into (i) 35.2 million USRP common shares and (ii) 7.2 million newly issued shares of USRP's Series C Preferred Stock, using an exchange rate of (i) 0.7742 for common shares and (ii) 0.16 per preferred shares. The Company recorded goodwill of approximately $168.0 million relating to this merger which represented the excess of the fair value of the USRP common stock over the fair value of its tangible and identifiable intangible net assets.

         The acquisition of each of the Income Funds by USRP through a combination of cash and USRP Series A Preferred Stock interests was also accounted for using the purchase method of accounting and the assets and liabilities of the Income Funds were recorded at their estimated fair values at the date of the mergers. The purchase price for the Income Funds was determined as follows:

                                                                                         (In thousands)

           Cash Consideration........................................................      $  449,997
           Preferred Share Consideration (3,749.9 million shares at $23.53 per share)          88,235
                                                                                       ---------------
           Purchase Price including transaction costs................................      $  538,232
                                                                                       ===============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

         The following table shows the allocation of the purchase consideration:

                                                                         (In thousands)
         Consideration:
           Exchange of equity interests                                       $  473,010
           Transaction costs                                                      14,414
           Cash                                                                  449,997
           Series A Preferred Shares                                              88,235
                                                                         ----------------
              Total consideration                                              1,025,656
                                                                         ================

         Assets Acquired:
           Real estate investment properties                                     967,633
           Net investment in direct financing leases                              63,648
           Real estate held for sale                                              60,552
           Cash                                                                   43,473
           Restricted cash                                                         7,792
           Mortgage and equipment notes receivable                                15,235
           Accounts receivable                                                     4,029
         Other assets:
           Above market leases                                                    44,093
           Leases in place                                                        15,214
           Tenant relationships                                                    9,117
           Other                                                                  10,508
           Goodwill                                                              168,017  (1)
                                                                         ----------------
              Total                                                            1,409,311
                                                                         ----------------

         Liabilities Assumed:
           Revolver                                                               14,150
           Notes payable                                                         158,244
           Bonds payable                                                         143,505
           Due to related parties                                                    270
           Other payables:
              Below market leases                                                 27,584
              Environmental and exit costs liability                               4,775
              Distributions payable                                                4,506
              Other                                                               23,251
           Minority interests                                                      7,594
           Loan due from stockholder (reduction of equity)                          (224  )
                                                                         ----------------
              Total                                                              383,655
                                                                         ----------------

                Net assets acquired                                          $ 1,025,656
                                                                         ================

         (1)  The goodwill resulting from the Merger was assigned to the real estate segment.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

         In order to gauge the estimated cost of soil and groundwater contamination from the accidental loss of petroleum and other solvents from the Company's underground storage tanks during the first quarter of 2005, the Company performed a number of site investigations of the acquired USRP properties. Based upon the most recent environmental site assessments by its environmental consultants, the Company accrued its best estimate of $4.0 million, on a non-discounted basis, for the remediation and post-monitoring expenses. This amount is included in environmental and exit costs liability in the table above. It is reasonably possible that the Company's recorded estimate of its obligation may change in the near term.

         The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements  of  CNLRP,  USRP  and  the  historical  combined  financial information of the Income Funds. The unaudited pro forma condensed consolidated statements of earnings assume that the mergers had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including a) rental income adjustments resulting from the straight-lining of scheduled rent increases as if the real estate had been acquired on January 1, 2004,
         b) the  amortization of the intangible  assets relating to above market leases and liabilities relating to below market leases over the remaining lease terms, c) elimination of intercompany fees and expenses between CNLRP and the Income Funds, d) adjustments to depreciate real estate assets over the depreciable lives and e) the amortization of identifiable leases in place intangibles and tenant relationship intangibles over the remaining lease terms. The following information also gives effect to the additional interest expense and amortization of loan costs resulting from entering into a series of financings as part of the Merger consisting of a $275 million net lease securitization, the issuance of $250 million in senior unsecured notes, and a $175 million term loan, net of the effect of eliminating the interest expense and amortization of loan costs relating to the repayment of $213 million of indebtedness. The unaudited proforma condensed financial information is not indicative of the results of operations that would have been achieved had the mergers reflected herein been consummated on the dates indicated or that will be achieved in the future.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


4.       Merger - Continued:

                                                                                Proforma
                                                      Quarter           Quarter        Six Months        Six Months
                                                       Ended             Ended           Ended             Ended
                                                      June 30,          June 30,        June 30,          June 30,
                                                        2005              2004            2005              2004
                                                    --------------    --------------   -------------    -------------

        Revenues                                        $  50,970         $  55,643       $ 104,827         $112,093
                                                    ==============    ==============   =============    =============

        Net income                                         17,429            15,536          15,454           34,941
        Dividends to preferred stockholders                (7,194  )         (7,194  )      (14,351  )       (14,351  )
                                                    --------------    --------------   -------------    -------------
        Net income allocable to common
          stockholders                                  $  10,235         $   8,342        $  1,103         $ 20,590
                                                    ==============    ==============   =============    =============

        Basic and diluted earnings per share            $    0.18          $   0.14        $   0.02          $  0.36
                                                    ==============    ==============   =============    =============

        Basic and diluted weighted average
          shares outstanding                               57,908            57,630          57,789           57,630
                                                    ==============    ==============   =============    =============



         During the six months ended June 30, 2005, USRP, the Income Funds and the Company recorded a non-cash tax charge of $2.7 million and $8.7 million of Merger expenses.

5.       Intangible Lease Costs:

         Intangible lease costs included in other assets on the condensed consolidated financial statements consisted of the following at:

                                                                       (in thousands)
                                                                June 30,         December 31,
                                                                  2005               2004
                                                              -------------     ---------------

           Intangible lease origination costs:
             Leases in place                                      $  25,137            $     --
             Tenant relationships                                    10,081                  --
                                                              -------------     ---------------
                                                                     35,218                  --
             Less accumulated amortization                           (2,671 )                --
                                                              -------------     ---------------
                                                                     32,547                  --
                                                              -------------     ---------------

             Above market lease values                               44,094                  --
             Less accumulated amortization                           (2,095 )                --
                                                              -------------     ---------------
                                                                     41,999                  --
                                                              -------------     ---------------

                  Total                                           $  74,546            $     --
                                                              =============     ===============

         Above market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable property.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


6.       Real Estate Investment Properties:

         Real estate investment properties consist of the following at:

                                                                           (In thousands)
                                                                  June 30,               December 31,
                                                                    2005                     2004
                                                              ------------------       -----------------

                Land                                               $    828,329             $   280,562
                Buildings                                               817,048                 314,984
                Equipment and other                                       3,370                   1,251
                                                              ------------------       -----------------
                                                                      1,648,747                 596,797
                Less accumulated depreciation                           (72,531 )               (61,634 )
                                                              ------------------       -----------------

                                                                  $   1,576,216            $    535,163
                                                              ==================       =================

         In connection with the Merger described in Note 4, in February 2005 the Company acquired land, buildings and restaurant equipment.

         Future  minimum   contractual  lease  payments  to  be  received  under
         noncancellable operating leases at June 30, 2005 are as follows:

                                                  (In thousands)
                                                --------------------

                       2005                            $     77,071
                       2006                                 152,040
                       2007                                 150,024
                       2008                                 148,902
                       2009                                 147,817
                       Thereafter                         1,159,733
                                                --------------------

                                                     $    1,835,587
                                                ====================

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


7.       Net Investment in Direct Financing Leases:

         The components of net investment in direct financing leases consist of the following at:

                                                                     (In thousands)
                                                              June 30,          December 31,
                                                                2005                2004
                                                            -------------      ---------------

                   Minimum lease payments
                       receivable                              $ 231,866          $   175,600
                   Estimated residual values                      43,223               25,006
                   Interest receivable from
                       secured equipment leases                        4                    7
                   Less unearned income                         (117,911 )           (102,545 )
                                                            -------------      ---------------

                   Net investment in direct financing
                       leases                                  $ 157,182           $   98,068
                                                            =============      ===============

         The following is a schedule of future minimum lease payments to be received on direct financing leases at June 30, 2005:

                                                     (In thousands)
                                                    ----------------

                       2005                             $     9,555
                       2006                                  19,158
                       2007                                  19,297
                       2008                                  19,427
                       2009                                  19,478
                       Thereafter                           144,951
                                                    ----------------

                                                        $   231,866
                                                    ================

8.       Real Estate, Retail and Other Assets Held for Sale:

         Real estate and other assets held for sale consists of the following at:

                                                      (In thousands)
                                               June 30,         December 31,
                                                 2005               2004
                                             --------------    ----------------

                 Land and buildings             $  192,741         $   147,619
                 Inventory                           3,100                  --
                                             --------------    ----------------

                                                $  195,841         $   147,619
                                             ==============    ================

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


8.       Real Estate, Retail and Other Assets Held for Sale - Continued:

         The specialty finance segment actively acquires real estate assets subject to leases with the intent to sell. Accordingly, the properties' operating results and the gains or losses resulting from the disposition of properties are recorded as discontinued operations. In addition to its business of investing in restaurant properties subject to triple-net leases, the real estate segment will divest properties from time to time when it is strategic to the Company's longer-term goals. When the real estate segment establishes its intent to sell a property, all operating results and the gain or loss on disposition of the property is treated as discontinued operations for all periods presented. The results for 2004 reflect certain restaurant operations purchased in 2002 and sold in December 2004.

         As part of the Merger, the Company acquired several convenience, gas and restaurant operations which the Company intends to sell before the end of 2005. As of the date of the Merger, eighteen gas station units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii were under contract to sell. In July 2005, the Company received notice that the Federal Trade Commission ("FTC") had filed suit seeking injunctive relief to block the sale, see Note 15. The federal court has scheduled a hearing on the FTC's motion for a preliminary injunction for August 23-24, 2005.

         Assuming the sales takes place, the Company expects to receive proceeds of approximately $6.2 million in connection with this sale. As of June 30, 2005, the Company had a liability of approximately $0.8 million for exit costs related to the gas and fuel activities. All operating results relating to all of these retail operations are recorded as discontinued operations for all periods presented.

         Operating results of discontinued operations are as follows:

                                                                            (In thousands)
                                                        Quarters ended June 30,      Six months ended June 30,
                                                          2005           2004           2005            2004
                                                       ------------  -------------  -------------   -------------

          Rental income                                   $  2,098      $   2,937      $   4,440       $   5,874
          Food, beverage and retail revenues                15,215          3,739         20,460           7,557
          Food, beverage and retail expenses               (14,963 )       (3,999 )      (19,597 )        (7,725 )
          Other property related expenses                     (336 )          180           (962 )          (509 )
          Interest expense                                  (1,249 )         (774 )       (2,076 )        (1,491 )
          Impairment provisions                                (12 )       (1,210 )         (204 )        (1,210 )
                                                       ------------  -------------  -------------   -------------

          Earnings from discontinued operations                753            873          2,061           2,496
                                                       ------------  -------------  -------------   -------------

          Sales of real estate                              84,036         75,566        141,270         127,742
          Cost of real estate sold                         (71,803 )      (66,577 )     (119,260 )      (111,818 )
                                                       ------------  -------------  -------------   -------------

          Gain on disposal of discontinued
               operations                                   12,233          8,989         22,010          15,924
                                                       ------------  -------------  -------------   -------------

          Income tax benefit/(provision)                       186         (1,999 )       (6,408 )        (3,233 )
                                                       ------------  -------------  -------------   -------------

          Income from discontinued operations,
               after income tax                           $ 13,172      $   7,863      $  17,663       $  15,187
                                                       ============  =============  =============   =============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


9.       Borrowings:

         Borrowings consist of the following at:

                                                June 30, 2005                                   December 31, 2004
                                            -----------------------                           -----------------------
                                                                                  Expected
                                               Amount                             maturity/     Amount
                                                (In      Average                 retirement       (In      Average
                                             thousands)    Rate       Capacity       date      thousands)    rate
                                            ----------------------- -------------------------------------------------

         Revolver                               $ 134,000  5.20%       $ 175,000  April 2008      $  21,000  4.04%
         Term loan                                175,000  4.95%         175,000  April 2010              --    --
         Senior unsecured notes                   250,000  7.50%         250,000  April 2015              --    --
         Notes payable (a)                        159,396  6.08%         159,396  2005-2011         162,810  5.83%
         Mortgage note payable (b)                    906  8.00%             906  June 2007               --    --
         Mortgage warehouse facilities            103,004  4.22%         260,000    Annual          101,394  2.78%
         Subordinated note payable                     --    --               --      --             21,875  7.00%
         Series 2000-A bonds payable              230,223  7.96%         230,223  2009-2017         239,165  7.96%
         Series 2001-A bonds payable (b)          138,332  3.37%         138,332  Aug. 2006              --    --
         Series 2001-4 bonds payable               27,437  8.90%          27,437  2009-2013          28,489  8.90%
         Series 2001 bonds payable                108,238  3.28%         108,238  Oct. 2006         111,577  1.89%
         Series 2003 bonds payable                 14,191  7.52%          14,191  2005-2011          26,190  6.02%
         Series 2005 bonds payable                271,627  4.66%         271,627  2011-2012              --    --
                                            --------------          -------------             --------------
                                               $1,612,354            $ 1,810,350                  $ 712,500
                                            ==============          =============             ==============

         (a)  $157.7 million paid off in July 2005 - see Note 16.
         (b)  Assumed debt as a result of the Merger described in Note 4.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


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

         In May 2005, the Company entered into an interest rate swap agreement, for notional borrowings of $175 million which applies to the Term Loan described above, to protect the Company against fluctuation in the LIBOR rate. Under the interest rate swap agreement, the Company pays a fixed rate of 4.20 percent and receives a floating rate. The floating rate is based on a rate of LIBOR. This agreement matures April 1, 2010. The net payments or receipts are recognized as an adjustment to interest expense. The agreement was entered into with a major financial institution, and the Company anticipates that the financial institution will satisfy its obligations under the agreement.

         Senior Unsecured Notes. In March 2005, the Company issued $250 million in senior uncollateralized notes. The notes pay interest semi-annually in arrears at the rate of 7.5 percent per annum and are due April 2015. The notes are subordinated to all of the Company's existing and future secured debt. The Company can redeem the notes in whole or in part, at any time on or after April 1, 2010 at specified redemption prices.

         Mortgage Note Payable. In February 2005, the Company acquired through the Merger, a mortgage note payable that USRP had assumed as part of an office building acquisition. The mortgage bears interest at a rate of
         8.0 percent per annum with payments of principal and interest due monthly through June 2007. The Company is currently marketing the office building for sale and will repay this obligation upon sale of the building.

         Mortgage Warehouse Facilities. As of December 31, 2004, the Company maintained a $100 million and a $160 million mortgage warehouse facility. In February 2005, the $160 million mortgage warehouse facility was renewed with similar terms until February 2006. In May 2005, the $100 million warehouse facility was renewed until May 2006.
         The amended agreement increased the facility advance rate for real estate acquisitions from 92 percent to 95 percent of the real estate purchase value and changes the interest rate from LIBOR plus a 0.90 percent price differential to LIBOR plus a 0.80 percent price differential.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


9.       Borrowings -  Continued:

         Subordinated Note Payable. In April 2005, the Company paid in full the $21.875 million subordinated note payable using proceeds from the new senior credit facility described above.

         Bonds Payable. In February 2005, the Company acquired through the Merger, Triple Net Lease Mortgage Notes Series 2001-A. The notes bear interest at LIBOR plus 48 basis points and other associated fees of approximately 50 basis points, amortize over fifteen years and have an scheduled final maturity date of August 2006. The notes are collateralized by 264 properties with a carrying value of $253 million at June 30, 2005. The notes include triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated. The Company maintains an interest rate cap agreement with a strike rate of 6.0 percent to protect from future increases in LIBOR.

         In March 2005, the Company completed a $275 million offering of Triple Net Lease Mortgage Notes, Series 2005 (the "Series 2005 Bonds"). The notes bear interest at a fixed rate plus other associated fees of approximately 39 basis points, amortize over twenty years and have expected final maturity dates ranging between 2011 to 2012. The notes are collateralized by 328 properties with a carrying value of approximately $324 million at June 30, 2005. The notes include triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated.

         During the six months ended June 30, 2005, the Company entered into four interest rate swaps which were designated as hedges for the Series 2005 Bonds and recorded other comprehensive income of $1.7 million relating to these instruments. The Company terminated these four interest rate swaps in March 2005 when the Company completed the Series 2005 Bonds and received $1.7 million in proceeds. The Company will amortize the $1.7 million recorded in comprehensive income into earnings over seven years, the expected maturity of the Series 2005 notes. The Company expects to recognize approximately $0.4 million of that amount in earnings during 2006.

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

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


9.       Borrowings -  Continued:

         The following schedule of maturities on outstanding indebtedness does not reflect the annual extensions on the warehouse facilities, assumes that bonds payable amortize in accordance with estimated payment amounts, and includes an early payment of $157.7 million of notes payable in July 2005, see Note 16.

                                                   (In thousands)
                                                  -----------------

                      2005                             $   175,390
                      2006                                 366,748
                      2007                                  27,547
                      2008                                 164,353
                      2009                                  34,031
                      Thereafter                           844,285
                                                  -----------------

                                                      $  1,612,354
                                                  =================

10.      Income Tax:

         The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT, the Company generally is not subject to corporate level federal income tax on net income it distributes to its stockholders, except for taxes applicable to its taxable REIT subsidiaries ("TRS").

         The Company has a TRS in which certain activities, including primarily the purchase of real properties with the intent to resell at a profit, have been conducted since 2001. A second, smaller TRS, in which certain activities involving the property improvement and redevelopment of real properties were conducted, was reorganized to join in the filing of the larger consolidated return effective January 1, 2005. As a result of the Merger with USRP, a TRS organized by USRP was similarly reorganized such that the retail convenience, gas, and restaurant operations are similarly consolidated into the primary TRS. These reorganizations have simplified the tax reporting structure into a single TRS.

         The purchase of real properties with an intent to resell at a profit, the property improvement and redevelopment of real properties, and the operations of convenience and gas stations and restaurants, all of which, among other activities, are conducted within the TRS, are treated as discontinued operations.

         On March 31, 2005, other subsidiaries within the REIT purchased from the TRS, a 100 percent interest in a partnership that held a pool of mortgage loans collateralizing a $160.8 million note payable carrying a variable interest rate (the "Loan Transfer"). A portion of variable interest was fixed through the initiation of a hedge transaction. This hedge met the definition of a cash flow hedge, and as a result, changes in its value were reported in other comprehensive income ("OCI"), net of tax. Valuation changes in OCI are required to be reflected net of applicable income taxes at the then applicable effective tax rate.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


10.      Income Tax - Continued:

         Prior to 2003, a valuation allowance offset all deferred tax assets. In 2003, a reversal of the valuation allowance was recorded and the related tax benefit was reflected in net income.

         With the Loan Transfer, the items of income and expense associated with the mortgage loans and related note payable will no longer be reflected in the TRS income tax returns. As a result, any deferred tax asset or liability, and any tax effect of the hedge reflected in OCI will not be realized.

         During the quarter ended March 31, 2005, a tax expense of $6.6 million was recorded in discontinued operations which reflected the Loan Transfer including the estimated impact of the reversal of previously recorded deferred tax accounts related to the loans and the hedge and other tax liabilities.

         During the quarter ended June 30, 2005, the Company recorded an income tax benefit of approximately $0.2 million which is recorded in discontinued operations. This amount is net of a reduction in the previously estimated tax expense associated with the Loan Transfer of approximately $2.3 million.

11.      Related Party Transactions:

         As a result of the Merger, the Company assumed an existing lease between USRP and Tax Ease, Inc., an affiliate of one of the members of the Board of Directors. The lease is scheduled to expire in October 2007 and requires average annual rental payments of approximately $0.061 million. During the six months ended June 30, 2005, the Company received approximately $0.012 million in rental payments relating to this lease.

         In April 2005, the Company paid off the demand balloon promissory note to CNL Financial Group, Inc., an affiliate of the Chairman of the Board, for the amount of $36.4 million, including accrued interest.

         In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. ("the Plaza") for $0.2 million. Affiliates of James M. Seneff, Jr. and Robert A. Bourne, each of which is a director of the Company, own the remaining partnership interests. The Company has severally guaranteed 8.33 percent or $1.3 million of a $15.5 million unsecured promissory note on behalf of the Plaza. The guaranty continues through the loan through August 31, 2006.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


12.      Stock Options and Restricted Shares:

         During 1999, the CNLRP stockholders approved a performance incentive plan and through February 25, 2005, the date of the Merger, CNLRP did not make any awards related to this plan. As a result of the Merger, this performance incentive plan ceased to exist, and the Company adopted USRP's Flexible Incentive Plan ("Incentive Plan"). Under the Incentive Plan, the Company may grant shares of restricted common stock or stock options to purchase common stock. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company's issued and outstanding shares of common stock at the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company's common stock owned by the optionee, at the Company's discretion.

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

         No stock options were issued during the six months ended June 30, 2005, and previously granted options were fully vested as of the date of the Merger. As a result, no compensation cost was recognized relating to stock options during the six months ended June 30, 2005. Early adoption of FAS 123(R), and the change from applying the original provisions of Statement of Financial Accounting Standards No. 123, did not have an impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities, and basic and diluted earnings per share for the six months ended June 30, 2005.

         The following is a summary of options outstanding by range of exercise price as of June 30, 2005:

                                                                                                   All
                                                             $11.00-                             Options
                                                              $12.23           $15.50        (in thousands)
                                                           -------------    -------------    ----------------

         Options outstanding                                     12,000            8,500                  21
         Average option price per share                        $  11.41         $  15.50            $  13.11
         Weighted average contractual life (years)                 1.46             1.33                1.41
         Options exercisable                                     12,000            8,500                  21
         Average option price per share                        $  11.41         $  15.50            $  13.11

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


12.      Stock Options and Restricted Shares - (Continued):

         The following is a summary of stock option activity for the six months ended June 30, 2005:

                                                                                              Weighted
                                                                        Number of             average
                                                                         Options           exercise price
                                                                      (in thousands)       at grant date
                                                                     -----------------    -----------------

         Options outstanding at beginning of period                              87          $    14.95
         Exercised                                                              (52 )             13.79
         Forfeited                                                               --                   --
         Expired                                                                (14 )             22.00
                                                                     -----------------    -----------------

         Options outstanding and exercisable at end of period                    21          $    13.11
                                                                     =================

         In March 2005, the Company granted approximately 0.1 million shares of non-vested stock to members of its board of directors and various employees. The non-vested shares had a fair market value of approximately $2.4 million based on the Company's stock price on the date of grant. The Company records compensation expense over the vesting period.

         The following is a summary of the status of the Company's non-vested shares as of June 30, 2005, and changes during the period ended June 30, 2005:

                                                                                              Weighted
                                                                        Number of           average fair
                                                                          Shares           value at grant
                                                                      (in thousands)            date
                                                                     -----------------    -----------------

         Non-vested shares at beginning of period                                --           $      --
         Granted                                                                138               17.01
         Vested                                                                  --                  --
         Forfeited                                                              (14 )             17.20
                                                                     -----------------    -----------------

         Non-vested shares at end of period                                     124          $    16.99
                                                                     =================

         As of June 30, 2005, there was $2.1 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 4 years.

13.      Stockholders' Equity:

         On February 25, 2005, in accordance with the terms of the Merger, 45.2 million shares of CNLRP common stock were converted into 35.2 million shares of the Company's common stock and 7.2 million of newly issued shares of the Company's Series C Preferred Stock.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


13.      Stockholders' Equity - (Continued):

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

         Series C Preferred Stock - As described in Note 4, as a result of the Merger, each share of CNLRP's common stock was converted into 0.7742 shares of the Company's common stock and 0.16 newly issued shares of the Company's 7.5 percent Series C Preferred Stock with a liquidation preference of $25.00 per share. The Series C Preferred Stock is not redeemable prior to February 25, 2009, unless the Board of Directors determines that such a redemption is necessary or advisable to preserve the status of the Company as a REIT. On and after February 25, 2009, and with appropriate notice, the Series C Preferred Stock is redeemable, in whole or in part, at the option of the Company for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption, without interest. If fewer than all of the outstanding shares of Series C Preferred Stock are to be redeemed, the Series C Preferred Stock to be redeemed shall be redeemed pro rata (as nearly as may be practicable without creating fractional shares), by lot or by any other equitable method determined by the Company that will not result in a violation of the Ownership Limit, provided that such method satisfies any applicable requirements of any securities exchange on which the Series C Preferred Stock are then listed or any national quotation system on which the Series C Preferred Stock are then quoted. If such redemption is to be by lot and, as a result of such redemption, any holder of a number of shares of Series C Preferred Stock would become a holder of a number of shares of Series C Preferred Stock in excess of the Ownership Limit because such holder's of shares of Series C Preferred Stock were not redeemed, or were redeemed only in part, then, except as otherwise provided in the Articles of Incorporation, the Company will redeem the requisite number of Series C Preferred Stock of such holder such that such holder will not violate the Ownership Limit subsequent to such redemption. Shares of Series C Preferred Stock are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of common stock at an initial conversion price of $19.50 (equivalent to a conversion rate of 1.28205 shares of common stock for each share of Series C Preferred Stock). Distributions on Series C Preferred Stock are cumulative and are equal to $1.875 per share per annum. Holders of Series C Preferred Stock are entitled to receive dividends in parity with holders of Series A Preferred Stock and in preference to any dividends to common stockholders. Upon liquidation, holders of Series C Preferred Stock are

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                  (UNAUDITED)


13.      Stockholders' Equity - Continued:

         entitled to receive distributions in parity with holders of Series A Preferred Stock and in preference to any distributions to common stockholders.

         Computation of Earnings Per Common Share - For the quarters and six months ended June 30, 2005 and 2004, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

                                                                          Quarter ended June 30, 2005
                                                            ---------------------------------------------------------
                                                                Income               Shares             Per-Share
                                                             (in thousands)       (in thousands)          Amount
                                                              (Numerator)         (Denominator)
                                                            -----------------    -----------------     --------------

         Income from continuing operations                         $   4,977
         Less:  Preferred stock dividends                             (7,176  )
                                                            -----------------

         Basic Earnings Per Share:
         Loss from continuing operations available
           to common stockholders                                     (2,199  )            57,908              (0.04  )
                                                            -----------------    -----------------     --------------

         Effect of dilutive securities:
           Stock options                                                  --  (1)              --  (1)
           Restricted stock                                               --  (1)              --  (1)
           Convertible Preferred Stock                                    --  (1)              --  (1)
                                                            -----------------    -----------------     --------------

         Diluted Earnings Per Share:
         Loss from continuing operations
           available to common shareholders                       $   (2,199  )            57,908          $   (0.04  )
                                                            =================    =================     ==============



                                                                          Quarter ended June 30, 2004
                                                            ---------------------------------------------------------
                                                                 Income               Shares             Per-Share
                                                             (in thousands)       (in thousands)          Amount
                                                              (Numerator)         (Denominator)
                                                            -----------------    -----------------     --------------

         Basic and Diluted Earnings Per Share:
         Income from continuing operations
           available to common stockholders                        $   1,357               35,032           $   0.04
                                                            =================    =================     ==============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


13.      Stockholders' Equity - Continued:

                                                                         Six months ended June 30, 2005
                                                            ---------------------------------------------------------
                                                                 Income               Shares             Per-Share
                                                             (in thousands)       (in thousands)          Amount
                                                              (Numerator)         (Denominator)
                                                            -----------------    -----------------     --------------

         Income from continuing operations                         $   3,936
         Less:  Preferred stock dividends                            (10,099  )
                                                            -----------------

         Basic Earnings Per Share:
         Loss from continuing operations available
           to common stockholders                                     (6,163  )            50,922          $   (0.12  )
                                                            -----------------    -----------------     --------------

         Effect of dilutive securities:
           Stock options                                                  --  (1)              --  (1)
           Restricted stock                                               --  (1)              --  (1)
           Convertible Preferred Stock                                    --  (1)              --  (1)
                                                            -----------------    -----------------     --------------

         Diluted Earnings Per Share:
         Loss from continuing operations
           available to common shareholders                       $   (6,163  )            50,922          $   (0.12  )
                                                            =================    =================     ==============



                                                                         Six months ended June 30, 2004
                                                            ---------------------------------------------------------
                                                                 Income               Shares             Per-Share
                                                             (in thousands)       (in thousands)          Amount
                                                              (Numerator)         (Denominator)
                                                            -----------------    -----------------     --------------

         Basic and Diluted Earnings Per Share:
         Income from continuing operations
           available to common stockholders                        $   4,882               35,032           $   0.14
                                                            =================    =================     ==============




         (1) For the quarter and six months ended June 30, 2005, the potential dilution from the Company's outstanding Common Stock Equivalents was anti-dilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares in these years. Stock options to purchase approximately 0.021 million shares of common stock, and the conversion of Series A and Series C Preferred Stock into 16.6 million shares of common stock was excluded from the computation of diluted earnings per share as these Common Stock Equivalents were anti-dilutive.

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


13.      Stockholders' Equity - Continued:

         The following presentation assumes that the Series C Preferred Stock issued to the CNLRP stockholders in connection with the merger was outstanding for all periods presented.

                                                                            (In thousands)
                                                        Quarters ended June 30,      Six months ended June 30,
                                                          2005           2004           2005            2004
                                                       ------------  -------------  -------------   -------------

          Historical income (loss) from continuing
             operations less preferred stock
             dividends                                   $   (2,199 )  $   1,357     $   (6,163 )    $     4,882
          Proforma adjustment for Series C
             Preferred Stock dividends                          --        (3,396 )       (2,264 )         (6,792 )
                                                       ------------  -------------  -------------   -------------
          Proforma loss from continuing operations
             allocable to common stockholders            $   (2,199 )  $  (2,039 )   $   (8,427 )    $   (1,910 )
                                                       ------------  -------------  -------------   -------------

          Basic and diluted proforma earnings
             (loss) per share:

          From continuing operations                      $  (0.04 )    $    (0.06 )    $  (0.17 )    $  (0.05 )
          From discontinued operations                        0.23            0.22          0.35          0.43
                                                       ------------  -------------  -------------   -------------
                                                           $  0.19       $    0.16     $    0.18      $   0.38
                                                       ============  =============  =============   =============

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

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


14.      Segment Information - Continued:

         The following tables summarize the results for the real estate segment and the specialty finance segment. Consolidating eliminations and results of the parent company are reflected in the "other" column.

                                                                        Quarter ended June 30, 2005
                                                                               (In thousands)
                                                                         Specialty
                                                      Real estate         finance                        Consolidated
                                                        segment           segment           Other           Totals
                                                      -------------    --------------    -------------   --------------

          Revenues                                       $  50,349         $   2,613        $  (1,561 )     $   51,401
                                                      -------------    --------------    -------------   --------------

          General operating and administrative               3,829             7,268           (1,105 )          9,992
          Interest expense                                  23,354             1,590              (76 )         24,868
          Property expenses, state and other taxes           2,186               170             (273 )          2,083
          Depreciation and amortization                      8,715               284               --            8,999
          Provision for (recovery of) loss on loans           (527 )              59               --             (468 )
          Impairments and provisions on assets                 222                49               --              271
          Minority interest net of equity in earnings           64               638               --              702
          Gain on sale of assets                               (23 )              --               --              (23 )
                                                      -------------    --------------    -------------   --------------
                                                            37,820            10,058           (1,454 )         46,424
                                                      -------------    --------------    -------------   --------------
          Discontinued operations:
             Income from discontinued
                 operations, net of income tax               1,300            11,872               --           13,172
                                                      -------------    --------------    -------------   --------------

          Net income/(loss)                              $  13,829         $   4,427          $  (107 )     $   18,149
                                                      =============    ==============    =============   ==============


                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


14.      Segment Information - (Continued):

                                                                         Quarter ended June 30, 2004
                                                                               (In thousands)
                                                                         Specialty
                                                      Real estate     finance segment                     Consolidated
                                                        segment                             Other            Totals
                                                      -------------   ----------------   ------------    ---------------

          Revenues                                       $  19,270         $    6,888       $   (662 )       $   25,496
                                                      -------------   ----------------   ------------    ---------------

          General operating and administrative               2,197              4,927           (465 )            6,659
          Interest expense                                   7,187              4,727             80             11,994
          Property expenses, state and other taxes             201                 --             --                201
          Depreciation and amortization                      2,692                240             --              2,932
          Loss on termination of cash flow hedge                --               585              --                585
          Impairments and provisions on assets                 418                 85             --                503
          Minority interest net of equity in earnings           23              1,242             --              1,265
                                                      -------------   ----------------   ------------    ---------------
                                                            12,718             11,806           (385 )           24,139
                                                      -------------   ----------------   ------------    ---------------
          Discontinued operations:
             Income/(loss) from discontinued
                 Operations, net of income tax                (232 )            8,095             --              7,863
                                                      -------------   ----------------   ------------    ---------------

          Net income/(loss)                              $   6,320         $    3,177       $   (277 )       $    9,220
                                                      =============   ================   ============    ===============


                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


14.      Segment Information - (Continued):

                                                                       Six months ended June 30, 2005
                                                                               (In thousands)
                                                                         Specialty
                                                      Real estate     finance segment                     Consolidated
                                                        segment                             Other            Totals
                                                      -------------   ----------------   ------------    ---------------

          Revenues                                       $  78,411          $   9,198      $  (2,179 )       $   85,430
                                                      -------------   ----------------   ------------    ---------------

          General operating and administrative               7,114             15,468         (1,649 )           20,933
          Interest expense                                  35,867              6,041           (149 )           41,759
          Property expenses, state and other taxes           3,346                307           (367 )            3,286
          Depreciation and amortization                     13,670                558             --             14,228
          Provision for (recovery of) loss on loans           (527 )               74             --               (453 )
          Impairments and provisions on assets                 222                 55             --                277
          Minority interest net of equity in earnings          100              1,387             --              1,487
          Gain on sale of assets                               (23 )               --             --                (23 )
                                                      -------------   ----------------   ------------    ---------------
                                                            59,769             23,890         (2,165 )           81,494
                                                      -------------   ----------------   ------------    ---------------
          Discontinued operations:
             Income from discontinued
                 operations, net of income tax               1,170             16,493             --             17,663
                                                      -------------   ----------------   ------------    ---------------

          Net income/(loss)                              $  19,812         $    1,801        $   (14 )       $   21,599
                                                      =============   ================   ============    ===============

          Assets at June 30, 2005                       $2,339,127        $   351,019      $ (18,444 )     $  2,671,702
                                                      =============   ================   ============    ===============

          Investments accounted for under the
             equity method at June 30, 2005              $   1,164          $      --      $      --         $    1,164
                                                      =============   ================   ============    ===============

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


14.      Segment Information - (Continued):

                                                                       Six months ended June 30, 2004
                                                                               (In thousands)
                                                                         Specialty
                                                      Real estate     finance segment                     Consolidated
                                                        segment                             Other            Totals
                                                      -------------   ----------------   ------------    ---------------

          Revenues                                       $  39,091         $   13,928      $  (1,414 )       $   51,605
                                                      -------------   ----------------   ------------    ---------------

          General operating and administrative               4,374              9,626         (1,041 )           12,959
          Interest expense                                  14,363              9,410             51             23,824
          Property expenses, state and other taxes             337                 --             --                337
          Depreciation and amortization                      5,356                371             --              5,727
          Loss on termination of cash flow hedge                --                940             --                940
          Impairments and provisions on assets                 692                358             --              1,050
          Minority interest net of equity in earnings           30              1,862             --              1,892
          Loss on sale of assets                                (6 )               --             --                 (6 )
                                                      -------------   ----------------   ------------    ---------------
                                                            25,146             22,567           (990 )           46,723
                                                      -------------   ----------------   ------------    ---------------
          Discontinued operations:
             Income from discontinued
                 operations, net of income tax               1,409             13,778             --             15,187
                                                      -------------   ----------------   ------------    ---------------

          Net income/(loss)                              $  15,354         $    5,139       $   (424 )       $   20,069
                                                      =============   ================   ============    ===============

          Assets at June 30, 2004                        $ 805,256        $   516,002      $  (5,939 )     $  1,315,319
                                                      =============   ================   ============    ===============

          Investments accounted for under the
             equity method at June 30, 2004              $   1,017          $      --        $    --         $    1,017
                                                      =============   ================   ============    ===============


                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


15.      Commitments and Contingencies:

         During the six months ended June 30, 2005, the Company incurred $1.1 million in ground rent expense related to properties acquired through the Merger. The remaining lease terms (excluding renewal option terms) expire between 2005 and 2014. Minimum future lease obligations at June 30, 2005 are as follows:

                                                (In thousands)
                                             ---------------------
                  2005                       $              2,011
                  2006                                      3,527
                  2007                                      3,077
                  2008                                      2,344
                  2009                                      1,605
                  Thereafter                                2,605
                                             ---------------------
                                             $             15,169
                                             =====================

         In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants. These commitments, including development agreements, if accepted by the potential borrowers, obligate the Company to purchase sale leaseback properties. At June 30, 2005, the Company had committed to purchase $99.9 million in real estate properties at June 30, 2005.

         In June 2005, the Company entered into over 40 operating leases relating to real estate held for sale which provide that, in the event the Company sells the leased property before the fifth lease year, the annual rent will increase to the fifth year annual rent effective on the day of the sale, and that the Company will compensate the tenant for the increase. Assuming the Company sells these properties within six months, this will result in receiving approximately $2.6 million less in net sales proceeds from the sale of these properties.

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

                           TRUSTREET PROPERTIES, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
              Quarters and six months ended June 30, 2005 and 2004
                                   (UNAUDITED)


15.      Commitments and Contingencies - Continued:

         On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs' Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, and subsidiaries of the Company in the District Court of Dallas County, Texas (the "Court"). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed mergers between the Income Funds and USRP and that the Company, subsidiaries of the Company and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleged that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demanded an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs did not add any parties or claims, but they did add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income
         Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the mergers. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. Management of the Company believes the claims against the Company are without merit and intend to defend vigorously against such claims.

         During 2004, Management Strategies, Inc. ("MSI") filed a lawsuit against USRP. The complaint alleges that USRP is obligated to reimburse MSI approximately $3 million related to sales and fuel tax liabilities MSI has to the State of Georgia. In addition, the Company has filed a counterclaim for $2.0 million related to an unpaid note plus interest. Management of the Company believes the claims against the Company are without merit and intend to defend vigorously against such claims.

         On April 27, 2005, the Company was informed by the Hawaii Attorney General's office that they, along with the FTC, were conducting an investigation into whether the proposed sale of the gas stations and the 50% interest in a fuel loading terminal described in Note 8 may violate state and federal antitrust laws. Management of the Company fully cooperated with the investigation. Subsequent to the investigation, the FTC filed suit in federal court seeking injunctive relief to block the sale. The Company believes that the sale is economically desirable for its shareholders and poses no harm to the competitive market in Hawaii. The federal court has schduled a hearing on the FTC's motion for a preliminary injunction for August 23-24, 2005.

16.      Subsequent Events:

         On June 9, 2005, the Company received an unsolicited expression of interest from a third party to purchase mortgage loans held for investment. When negotiations commenced, the Company discontinued hedge accounting for a cash flow hedge relating to variable rate debt that would be repaid if the loans were sold. Between June 9 and June 30, 2005, the change in the value of the hedge of approximately $0.012 million was reflected in earnings. On July 15, 2005, upon the satisfaction of a number of conditions required by the seller and the approval of the Company's Board of Directors a purchase contract was entered into to sell the loans at a price of $194 million plus the actual cost to unwind the cash flow hedge. The transaction was consummated on July 18, 2005 and resulted in a gain of approximately $9.8 million. Upon the sale of the loans and the repayment of the related debt, the Company reflected $10.6 million in hedge losses previously recorded in other comprehensive income (loss) to earnings. In addition, during the period from July 1, 2005 to July 18, 2005, the Company recognized a gain of approximately $2 million relating to decreases in the fair value hedge liability prior to the closing of the sale.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the terms such as "believe," "expect," "may," "intend," "might," "plan," "estimate," "project," and "should". Although we believe expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company's actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include:

   o     changes in general economic conditions;
   o general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms, dependence on tenants' financial condition, and competition from other developers, owners and operators of real estate);
   o general risks affecting the restaurant industry (including, without limitation, any disruption in the supply or quality of ingredients, the availability of labor, and the continued demand for restaurant dining);
   o financing may not be available on favorable terms or at all, and our cash flow from operations and access to attractive capital may be insufficient to fund existing operations, or growth in new acquisitions and developments;
   o     changes in interest rates;
   o our ability to refinance existing financial obligations at favorable terms;
   o our ability to locate suitable tenants for our properties and similarly resolve any mortgage loan delinquencies;
   o the ability of tenants and borrowers to make payments under their agreements with us;
   o possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;
   o risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;
   o our ability to effect an integration of recently merged properties and operations;
   o our ability to re-lease or sell properties that are currently vacant or that may become vacant; and
   o our ability to sell mortgage loans or net lease properties on a favorable and timely basis.

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

Our business objective is to maximize stockholder returns by pursuing four complementary strategies that address the needs of our key customers. The four strategies are:

   1.    financing free-standing restaurant and retail real estate;
   2.    maximizing the potential of our real estate portfolio;
   3.    sale of real estate to investors; and
   4.    property improvement and redevelopment.

Strategy 1:  Financing Free-standing Restaurant and Retail Real Estate

We own over 1,900 properties at June 30, 2005 with an investment of $2.0 billion, substantially all of which are leased to restaurant operators. We are the largest provider of net-lease financing to the restaurant industry and we also offer investment banking and advisory services through our subsidiary, Trustreet Investment Banking, LLC. Beginning in 1995 through June 30, 2005, and not taking into account the volume generated by USRP, our management team has provided financing solutions to restaurant operators in the form of:

   o $2.1 billion in properties purchased under sale leaseback terms including approximately $190.3 million during the six months ended June 30, 2005 and $247 million throughout 2004; and
   o $3.1 billion in mortgage loans, including $2.0 billion more recently through our strategic alliance with Bank of America.

The combination of both net-lease and the mortgage financing, through our strategic alliance with Bank of America, is attractive to restaurant operators because we provide them with a single source to assist in optimizing their capital structures. We believe that the financial returns expected by equity investors in the restaurant sector will drive public restaurant companies to seriously consider monitizing all or a portion of their on-balance sheet real estate. We believe we are well positioned to acquire the restaurant operators' real estate. We believe we have the following competitive advantages:

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

Before we purchase a property and enter into a long-term triple-net lease with a restaurant operator, the transaction undergoes a rigorous analysis. Our analysis includes:

   o     credit underwriting of the restaurant concept;
   o     credit underwriting of the potential tenant;
   o     physical inspection of the real estate;
   o assessment of whether the properties should be held for long-term investment or held for sale; and
   o review and approval by our Investment Committee that includes senior executives, including the CEO and CFO, separate from the marketing function.

In 2005, we expect the properties we purchase for investment purposes will average a lease rate in a range of 9.25 - 9.75 percent including the impact of straight lining of rents. The term "straight lining of rent" refers to a requirement by generally accepted accounting principles that we average tenant rent payments over the life of the lease. In addition to $190.3 million in property acquisitions through June 30, 2005, we had $174.4 million under commitment as of August 9, 2005 that we expect will close in 2005 and believe we are well positioned for future growth. Based upon our signed commitments and our pipeline of potential transactions, we expect to acquire 10 to 20 percent more restaurant and convenience and gas properties in 2005 versus the $272 million CNLRP and USRP collectively acquired in 2004. We expect over time to hold more of our new acquisitions than we sell through the Investment Property Sales ("IPS") program. While we will continue to make selected acquisitions in the convenience and gas station sector, we expect the predominant amount of our new property acquisitions will continue to be in the restaurant industry. We actively survey the market seeking to identify other asset classes where we believe we can compete effectively. Also, while we do not currently own any restaurants outside of the United States, we sometimes examine international financing opportunities for established restaurant companies.

Strategy 2:  Maximizing the Potential of our Real Estate Portfolio

Our portfolio held for investment consists of 1,768 properties with an investment of $2.0 billion at June 30, 2005. We employ standard processes to evaluate the real estate within the portfolio and actively manage the risk profile. We examine the concept, tenant and geographic concentrations. We review the leases expiring in future periods to proactively manage that risk. Periodically, we will sell properties to realize appreciation on our original investment. In addition, we examine and evaluate alternatives for vacant properties. Those alternatives include re-leasing the property, selling the property and reinvesting the proceeds, or possibly redeveloping the real estate with a different restaurant or other retail concept to either continue to hold for investment or list for sale.

We have 75 properties with an investment of $51.2 million with leases expiring in the next year, and 104 properties with an investment of $64 million that are vacant with no lease. We intend to actively manage these properties, and reduce the number of vacant properties in the next 18 months either by locating suitable tenants to lease the properties from us or selling the vacant sites and reinvesting the sales proceeds in replacement properties.

The following tables illustrate as of June 30, 2005 the diversification in our held for investment portfolio in terms of annualized base rent. The table shows our top ten concepts, tenants, and states ranked as a percentage of total annualized base rent. We believe our diversification by concept, tenant and state enhances the stability of our cash flow by reducing exposure to a single concept, tenant or geographic area.

                                                                                   Percentage         Average
                                                                 Percentage         of Total         Remaining
                                                 Number of        of Total         Annualized       Lease Term
                    Concept                     Properties       Properties        Base Rent          (Years)
     --------------------------------------    --------------   --------------    -------------    --------------

     Golden Corral                                        87        4.8%              8.2%                  6.69
     Burger King                                         166        9.2%              8.0%                  9.13
     Jack in the Box (*)                                 110        6.1%              7.1%                  9.11
     Arby's                                              116        6.4%              5.3%                 12.38
     International House of Pancakes                      63        3.5%              4.5%                 14.21
     Bennigan's                                           33        1.8%              4.1%                 11.55
     Captain D's                                         103        5.7%              3.8%                 17.46
     Wendy's                                              46        2.6%              2.8%                 13.88
     Denny's                                              43        2.4%              2.7%                  8.69
     Perkins                                              27        1.5%              2.6%                 18.57

       (*) Excludes four sites leased by Jack in the Box, Inc. but operated as a different concept.


                                                                                   Percentage          Average
                                                                  Percentage        of Total          Remaining
                                                 Number of         of Total        Annualized        Lease Term
                     Tenant                      Properties       Properties        Base Rent          (Years)
     ---------------------------------------    -------------    -------------    --------------    --------------

     Jack in the Box, Inc. and Jack in the
        Box Eastern Division L.P.                        114         6.3%             7.5%                  18.74
     Golden Corral Corporation                            72         4.0%             6.8%                   6.18
     IHOP Properties                                      60         3.3%             4.4%                  14.34
     S&A Properties Corp.                                 36         2.0%             3.9%                  12.97
     Captain D's, LLC                                     93         5.1%             3.6%                  17.95
     Sybra Inc.                                           73         4.0%             3.0%                  12.23
     The Restaurant Company                               22         1.2%             2.4%                  20.01
     Texas Taco Cabana, LP                                32         1.8%             2.4%                  11.99
     Carrols Corporation                                  38         2.1%             2.0%                  7..44


                                                                                   Percentage          Average
                                                                  Percentage        of Total          Remaining
                                                 Number of         of Total        Annualized        Lease Term
                     State                       Properties       Properties        Base Rent          (Years)
     ---------------------------------------    -------------    -------------    --------------    --------------

     Texas                                               390        21.6%             21.1%                  9.21
     Florida                                             171         9.5%             11.4%                 11.35
     Georgia                                              97         5.4%             4.7%                  12.99
     Illinois                                             66         3.7%             4.4%                  10.03
     California                                           60         3.3%             4.4%                  11.21
     Tennessee                                            88         4.9%             4.0%                  11.53
     Ohio                                                 90         5.0%             3.9%                   9.49
     Missouri                                             51         2.8%             3.1%                  11.37
     Arizona                                              43         2.4%             2.6%                   9.89
     Alabama                                              51         2.8%             2.4%                  13.29

Approximately 53 percent of our leases have terms that expire in 2015 or later and the average remaining lease term of our portfolio is approximately 11 years. Our leases typically provide for initial terms of 15-20 years, plus renewal options. The triple-net lease is a long-term lease that requires the tenant to pay property expenses. This form of lease generally insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. At June 30, 2005, our total annualized base rent on properties held for investment was approximately $172.6 million, without giving effect to any rent escalations after 2005.

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

Strategy 3:  Sale of Real Estate to Investors

Since 2001, we have sold more than $989 million in properties generating more than $114 million in real estate gains. We hold about 156 properties for sale to investors with an investment of $185 million, including 116 properties with an investment of $161 million held by our specialty finance segment at June 30, 2005. When we purchase a property, we determine whether we want to hold in our portfolio or sell the property through our IPS program. When determining if a property is to be held for investment or held for sale, we consider our existing portfolio profile. We examine attributes such as lease rate, concept, tenant concentration, geographic concentration and general real estate and economic market trends in the property's location. We hold properties we believe will provide appreciation in excess of the general market over time and which contribute favorably to the weighted average term and yield of the portfolio.

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

We expect our percentage net gain on the sale of real estate in 2005 to exceed the level achieved by CNLRP for the year 2004, which was 15.8 percent. In the six months ended June 30, 2005, net gains from the IPS program were 19.6 percent. Flip gains have continued to perform in an above average manner due to the continuing high demand for real estate product by 1031 buyers. This has in turn, led to increased competition for real estate product that by its nature is in limited supply.

Our IPS program complements our sale leaseback financing and we believe it provides us with a competitive advantage in larger transactions. Our ability to commit to larger transactions significantly reduces competition. Our strong alliances and business relationships also distinguish us from our competitors.

Strategy 4:  Property Improvement and Redevelopment

Through our acquisition and due diligence process, we actively seek to identify properties that are suitable for development as restaurants. When the highest and best use of a parcel is outside of the restaurant industry, other retail uses are considered. Once a parcel is identified, we actively explore development opportunities including build-to-suit and leasing activities. These assets are then either held in the portfolio for long term appreciation or sold to enhance our profits. We expect these activities to generate $5.0 to $6.0 million in real estate gains during 2005. As of June 30, 2005, these activities had generated $1 million in gains.

Overview of Management Discussion and Analysis

The financial statements of Trustreet Properties, Inc. reflect the merger of CNLRP, USRP and the Income Funds on February 25, 2005. Our officers are former CNLRP officers, and the majority of the Board of Directors are former CNLRP directors. The financial statements therefore present CNLRP as the acquiror for financial reporting purposes. Therefore, the financial results included in this Form 10-Q include the historical financial results of only CNLRP for the quarter and six months ended June 30, 2004. In addition, the six months ended June 30, 2005 includes the financial results of only CNLRP from January 1, 2005 through February 24, 2005 and the financial results of the all merged entities from February 25, 2005 through June 30, 2005.

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

We consider our  long-term  liquidity  requirements  to include the repayment of maturing  debt,  including  borrowings  under  our line of  credit  used to fund properties held for investment. We intend to meet our long-term liquidity requirements through the use of equity and debt capital, and property dispositions. We expect to use the proceeds from property sales predominantly for reinvestment in new acquisitions or reduction of debt. In June 2005, we filed a registration statement with the Securities & Exchange Commission to issue $700 million in debt, common or preferred shares and were declared effective on this shelf registration in July 2005.

On June 9, 2005, we received an unsolicited expression of interest from a third party to purchase mortgage loans held for investment. When negotiations commenced, we discontinued hedge accounting for a cash flow hedge relating to variable rate debt that would be repaid if the loans were sold. Between June 9 and June 30, 2005, the change in the value of the hedge of approximately $12 thousand was reflected in earnings. On July 15, 2005, upon the satisfaction of a number of conditions required by the seller and the approval of our Board of Directors, a purchase contract was entered into to sell the loans at a price of $194 million plus the actual cost to unwind the cash flow hedge. The transaction was consummated on July 18, 2005 when we received sales proceeds of $203.8 million. We used the net proceeds from the sale to pay down $157.7 million in debt (due June 2007) that was collateralized by the mortgage loans receivable. We also used the proceeds to pay $8.6 million to our swap counterparty as a result of terminating the swap on the debt. We used the remaining proceeds of approximately $35 million to pay down a portion of the outstanding balance on our Revolver.

Financial Structure

Our current capitalization structure is a combination of secured debt, senior unsecured debt, convertible preferred stock and common stock. The cash paid for the Income Funds increased our total debt to total assets ratio at June 30, 2005 to approximately 60 percent, and our secured debt to total assets to approximately 39 percent. While we believe the revenues from long-term triple net leases provide sufficient margin and stability at our current debt levels, we intend to reduce those levels over the next forty-eight to sixty months through selective equity issuances and the sale of certain non-core assets.

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

We restructured our debt in the six weeks immediately following the merger. We initially entered into bridge facilities with an aggregate capacity of $775.0 million to fund the cash portion of the merger and address impending debt maturities. Between February 25 and April 8, 2005, we obtained permanent financings to pay down the bridge facilities. Those included a $275.0 million net lease securitization due in 2012, $250.0 million in senior unsecured notes due in 2015, a $175.0 million five-year term loan and a revolving credit facility with a maximum capacity of $175 million. As of June 30, 2005, approximately $155 million of the $175 million capacity on the Revolver were available to us based on certain covenants and borrowing base requirements.


Our debt structure at June 30, 2005 is as follows:

                                                                                            Expected
                                          Balance                 Approximate               Maturity
                Debt                   (in millions)            Interest Rates                Date            Type
                                       ---------------    ----------------------------    -------------    ------------

Mortgage Warehouse Facility                 $    72.0            LIBOR + .90%                Feb-06          Secured
Mortgage Warehouse Facility                      31.0            LIBOR + .80%                May-06          Secured
Series 2001-A Bonds (b)                         138.3            LIBOR + .98%                Aug-06          Secured
Series 2001 Bonds (b)                           108.2            LIBOR + .94%                Oct-06          Secured
Notes Payable (a)(b)                            160.3      Commercial Paper + 1.25%        2005-2011         Secured
Revolver (a)                                    134.0            LIBOR + 2.25%              April-08        Unsecured
Five Year Term Loan (b)                         175.0            LIBOR + 2.00%              April-10        Unsecured
Series 2003 Bonds (b)                            14.2            LIBOR + 5.00%             2005-2011         Secured
Series 2001-4 Bonds                              27.4                8.90%                 2009-2013         Secured
Series 2005 Bonds                               271.6                4.39%                 2011-2012         Secured
Senior Unsecured Notes Debt                     250.0                7.50%                   Apr-15         Unsecured
Series 2000-A Bonds                             230.2                7.96%                 2009-2017         Secured
                                       ---------------

                  Total Debt               $  1,612.4
                                       ===============

(a) As described above, in July 2005, we repaid $157.7 million in debt that originally matured in June 2007 and repaid $35 million of the Revolver from the proceeds from the sale of a portfolio of mortgage notes receivable.

(b) We have entered into hedging transactions to minimize the sensitivity of floating rate debt in the form of swaps and caps, as described further under "Market Risk".

Our weighted average expected maturity of debt, excluding our line of credit, short-term warehouse credit facilities, related party loans and the debt paid off in July 2005 as described above, was approximately 5.33 years at June 30, 2005 and 6.47 years at June 30, 2004. We have two secured financings that total $246.6 million that mature in 2006. The 2006 maturities are collateralized by properties with a book value of $421.2 million at June 30, 2005. We intend to evaluate a variety of alternatives to refinance these maturating obligations based on market conditions, including the potential use of unsecured debt.

Cash Flows

                                                                  Six Months ended      Six Months ended
                                                                    June 30, 2005         June 30, 2004
                                                                  ------------------    ------------------
                                                                               (in millions)

   Cash flows provided by/(used in) operating activities          $          51.5       $        (46.1)
   Cash flows provided by/(used in) investing activities                   (484.9)                 21.1
   Cash flows provided by/(used in) financing activities                    439.0                  (0.4)
                                                                  ------------------    ------------------

   Net increase (decrease) in cash and cash equivalents                        5.6               (25.4)
   Cash and cash equivalents at beginning of year                             22.7                36.9
                                                                  ------------------    ------------------

   Cash and cash equivalents at end of period                      $         28.3       $        11.5
                                                                  ==================    ==================

The abbreviated information from the condensed consolidated statements of cash flows provided above illustrates the impact of the $450.0 million in Income Fund properties acquired through the various merger and merger-related financings. It also reflects a larger amount of cash used for investing activities as some $80 million in properties purchased were designated as held for long term investment during the six months ended June 30, 2005 while properties purchased throughout 2004 were virtually all designated as held for sale, and thus treated as an operating cash flow. The change in net cash provided by (used in) operating activities from a net use of $46.1 million in the six months ended June 30, 2004 to a net provision of $51.5 million, was largely the result of having sold more properties than were purchased with an intent to resell in the current period compared to having purchased more similarly designated properties than were sold in the first half of 2004.

Off-Balance Sheet Transactions

We currently hold residual interests in two securitizations, the assets and liabilities of which are not consolidated into our financial statements. The carrying value of our investment in the residual interests was $0.1 million at June 30, 2005 and we also hold certain of the bonds outstanding with a net carrying value of $16.0 million. Both are recorded as investments in the consolidated financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at June 30, 2005:

                                                                Mortgage loans       Bonds outstanding
                                                                in pool at par         at face value
                                                              -------------------    -------------------
                                                                           (in millions)

       Loans and debt supporting 1998-1 Certificates            $         147.9        $         147.9
       Loans and debt supporting 1999-1 Certificates            $         209.6        $         209.6
                                                              -------------------    -------------------

                                                                $         357.5        $         357.5
                                                              ===================    ===================



Contractual Obligations, Contingent Liabilities and Commitments.

The following table presents contractual cash obligations and related payment periods as of June 30, 2005:

                                                               Payments due by period (in millions)
                                                               2006          2008
                                                  thru          to            to
Contractual cash obligations:                     2005         2007          2009        Thereafter         Total
-------------------------------------------    ----------     ---------    ----------    ------------     -----------

Borrowings (1)                                   $ 175.4       $ 394.3       $ 198.4        $  844.3       $ 1,612.4
Ground leases                                        2.0           6.6           4.0             2.6            15.2
Leased office space (2)                              0.8           2.4           2.5             6.8            12.5
                                               ----------     ---------    ----------    ------------     -----------
Total contractual cash obligations               $ 178.2       $ 403.3       $ 204.9        $  853.7       $1,640.10
                                               ==========     =========    ==========    ============     ===========


The following table presents commitments, contingencies and guarantees and related expiration periods as of June 30, 2005:

                                                         Estimated payments due by period (in millions)
                                                               2006           2008
Commitments, contingencies                      thru            to             to
and guarantees                                  2005           2007           2009        Thereafter        Total
----------------------------------------     ----------     -----------    -----------    ------------     ---------

Guaranty of unsecured promissory
     note (2)                                   $  1.3           $   --        $   --          $   --         $ 1.3
Property purchase commitments (3)                 99.8               --            --              --          99.8
Fuel purchase commitments (4)                       --               --            --              --            --
Litigation (5)                                      --               --            --              --            --
Capital improvements (6)                            --               --            --              --            --
                                             ----------     -----------    -----------    ------------     ---------
Total commitments, contingencies
     and guarantees                             $101.1           $   --        $   --          $   --        $101.1
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

(2) We own an interest in two limited partnerships and affiliates of two of our directors own the remaining partnership interests. We have severally guaranteed $1.3 million of the limited partnerships' $15.5 million unsecured promissory notes. The guaranty continues through August 31, 2006 when the note matures. We lease our office space from these limited partnerships at approximately $1.5 million per year, with scheduled rent increases. Our lease expires in 2014.

(3) Represents opportunities for net lease property purchases approved for funding and accepted by the client at June 30, 2005. Between July 1, 2005 and August 9, 2005 we also entered into additional commitments worth $74.6 million subject to a leaseback, bringing our commitments to approximately $174.4 million as of August 9, 2005.

(4) As part of the Merger, we assumed several products sales contracts that commit us to purchase a minimum quantity of fuel, at a predetermined margin over an index, at terms ranging from one to three years relating to certain gas station properties and the fuel terminal operations. The contracts are customary in the retail petroleum industry and secure a readily available supply of fuel at competitive market prices. We intend to transfer or terminate, where possible, any purchase commitment when it relates to properties or operations sold. In addition, in connection with certain gas station properties, we assumed certain agreements that obligate us to pay a release price should a gas station property change gas brands. The agreements are customary in the retail petroleum industry. Some, but not all, of the agreements release us from the aforementioned obligation upon the sale of the property to a third party.

(5) We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements. In addition:

          a. On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several of the Income Funds, filed a purported class action lawsuit on behalf of the limited partners against the general partners of the Income Funds, CNLRP and USRP. The complaint alleges that the general partners breached their fiduciary duties in connection with the mergers and that the parties to the merger aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleges that the general partners violated provisions of the Income Fund partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the mergers, which was unsuccessful. On April 26, 2005, a supplemental plea to jurisdiction hearing was held. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. We believe the lawsuit, including the request for certification, is without merit and intend to defend vigorously against its claims.

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

(6) We assumed, through the Merger, obligations to make capital improvements to certain properties. The cost of the capital improvements is not quantifiable at this time and is not expected to have a material impact on our financial condition.

Dividend Policy

We intend to make distributions to shareholders in order to comply with REIT qualification requirements under the federal tax code. Preferred-A pays a quarterly dividend at an annualized rate of $1.93 per share and Preferred-C pays a quarterly dividend at an annualized rate of $1.875 per share. Common stock dividends are declared and paid monthly, currently at $0.11 cents per share annualized at $1.32 per share. We intend to maintain a dividend rate on our common stock that is less than our funds from operations allocable to our common stockholders, in accordance with our debt agreements. We expect to pay common and preferred dividends of approximately $105.2 million over the next year.

Market Risk

We use fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose us to market risk related to changes in interest rates. A summary of our debt obligations at June 30 are set forth in
Note 9 to the financial statements included in Item 1. We review our borrowings and attempt to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. As of June 30, 2005, we had the following derivative instruments outstanding:

                                                                                                   Estimated
                                                                                                     Value
                                                    Cap Strike                                    (Liability)
        Type of Hedge                Notional        Price or       Trade         Maturity             at
       ($ in millions)                Amount        Swap Rate         Date           Date        June 30, 2005
------------------------------     -------------   -------------    ----------    -----------    ---------------

Interest Rate Swap                     $  122.6    6.590%           6/14/02       3/15/22              $   (10.7 )
Interest Rate Swap                     $  175.0    4.202%           5/16/05       4/1/10               $    (1.7 )
Interest Rate Cap                      $  147.4    6.000%           8/13/01       8/26/06               $     --
Interest Rate Cap                      $  109.9    4.500%           9/28/01       10/25/06              $    0.1
Interest Rate Cap                       $  24.1    3.500%           12/17/03      2/1/11                $    0.4

In May 2005, we entered into an interest rate swap to hedge the $175 million five year term loan. In July 2005, as described above, we sold a portfolio of mortgage loans receivable, paid off $157.7 million in debt and paid $8.6 million to the swap counterparty for early termination of the interest rate swap that originally matured in March 2022.

At June 30, 2005, we had fixed rate debt of $779 million and floating rate debt of $833 million. At June 30, 2005, the weighted average rate on the floating rate debt is 4.84 percent. We have entered into hedging transactions in response to the sensitivity that is inherent in floating rate debt, but certain of those hedging transactions have caps that cause the rate sensitivity to be reduced but not eliminated. The impact on net income available to common shareholders and on cash flows over the next twelve months that would result from a one percentage point variance in interest rates on floating rate debt would be approximately $6.8 million, holding all other variables constant.

Results of Operations

Financial Reporting

Over the last couple of years, we have managed, operated and reported our business in two distinct segments. Due to the recent merger, we are in the process of re-evaluating the way we manage and monitor our business and are evaluating the need to realign our segments. For the six months ended June 30, 2005, the results of each segment are discussed on a stand-alone basis below. Our consolidated financial statements reflect both segments, less amounts eliminated relating to transactions between segments.

         Real estate segment: Generally, the majority of our earnings are derived from this segment, the assets of which include our properties subject to triple-net leases and mortgage, equipment and other loans to third parties. The segment's earnings are from rental income, interest income on loans, proceeds from dispositions of properties sold to manage portfolio risk and income from retained interests in our prior loan securitizations.

         Specialty finance segment: This segment includes our IPS program and our subsidiary Trustreet Investment Banking, LLC where we provide services to national and regional restaurant operators. This segment's earnings are from lease income prior to sale and net gains from investment property sales and to a lesser extent, investment banking and other service revenues. This segment historically has earnings from interest income on mortgage loans as well. The majority of these loans were transferred to the real estate segment on March 31, 2005. These loans were sold to an unrelated third party in July 2005.

The following table presents components of net income, including income from continuing and discontinued operations, by segment. It also reflects the elimination of transactions between segments used to prepare the consolidated financial statements.

                                                                                         Quarter ended
                                                                                            June 30,
                                                                                         (in thousands)
                                                                                    2005                 2004
                                                                               ---------------       -------------
   Revenues:
       Real estate                                                                $    50,349          $   19,270
       Specialty finance                                                                2,613               6,888
       Other*                                                                          (1,561 )              (662 )
                                                                              ----------------      --------------
          Total revenues                                                               51,401              25,496
                                                                              ----------------      --------------

   Expenses:
   Operating expenses excluding interest, depreciation, and amortization:**
       Real estate                                                                      5,751               2,839
       Specialty finance                                                                8,184               6,839
       Other*                                                                          (1,378 )              (465 )
                                                                              ----------------      --------------
          Total operating expenses excluding interest, depreciation, and
              amortization**                                                           12,557               9,213
                                                                              ----------------      --------------

   Depreciation and amortization expense:
       Real estate                                                                      8,715               2,692
       Specialty finance                                                                  284                 240
                                                                              ----------------      --------------
          Total depreciation and amortization expense                                   8,999               2,932
                                                                              ----------------      --------------

   Interest expense:
       Real estate                                                                     23,354               7,187
       Specialty finance                                                                1,590               4,727
       Other*                                                                             (76 )                 80
                                                                              ----------------      ---------------
          Total interest expense                                                       24,868               11,994
                                                                              ----------------      ---------------

          Total expenses                                                               46,424               24,139
                                                                              ----------------      ---------------

   Income from continuing operations, net                                               4,977                1,357

   Income (loss) from discontinued operations, after income taxes:
       Real estate                                                                      1,300                 (232 )
       Specialty finance                                                               11,872                8,095
                                                                              ----------------      ---------------
          Total income from discontinued operations, after income taxes                13,172                7,863
                                                                              ----------------      ---------------

   Net income                                                                     $    18,149           $    9,220
                                                                              ================      ===============

                                                                                        Six months ended
                                                                                            June 30,
                                                                                         (in thousands)
                                                                                    2005                 2004
                                                                               ---------------       -------------
   Revenues:
       Real estate                                                                $    78,411          $   39,091
       Specialty finance                                                                9,198              13,928
       Other*                                                                          (2,179 )            (1,414 )
                                                                              ----------------      --------------
          Total revenues                                                               85,430              51,605
                                                                              ----------------      --------------

   Expenses:
   Operating expenses excluding interest, depreciation, and amortization:**
       Real estate                                                                     10,232               5,427
       Specialty finance                                                               17,291              12,786
       Other*                                                                          (2,016 )            (1,041 )
                                                                              ----------------      --------------
          Total operating expenses excluding interest, depreciation, and
              amortization**                                                           25,507              17,172
                                                                              ----------------      --------------

   Depreciation and amortization expense:
       Real estate                                                                     13,670               5,356
       Specialty finance                                                                  558                 371
                                                                              ----------------      --------------
          Total depreciation and amortization expense                                  14,228               5,727
                                                                              ----------------      --------------

   Interest expense:
       Real estate                                                                     35,867              14,363
       Specialty finance                                                                6,041               9,410
       Other*                                                                            (149 )                 51
                                                                              ----------------      ---------------
          Total interest expense                                                       41,759               23,824
                                                                              ----------------      ---------------

          Total expenses                                                               81,494               46,723
                                                                              ----------------      ---------------

   Income from continuing operations, net                                               3,936                4,882

   Income from discontinued operations, after income taxes:
       Real estate                                                                      1,170                1,409
       Specialty finance                                                               16,493               13,778
                                                                              ----------------      ---------------
          Total income from discontinued operations, after income taxes                17,663               15,187
                                                                              ----------------      ---------------

   Net income                                                                     $    21,599           $   20,069
                                                                              ================      ===============


*    relates primarily to eliminations of transactions between segments
** also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated subsidiaries

Revenues:

Revenues in the real estate segment were comprised of the following:

                              Quarter Ended June 30,                            Six Months Ended June 30,
                                  (in thousands)                                     (in thousands)
                    --------------------------------------------      ----------------------------------------------
                      2005    % of total    2004     % of total          2005     % of total    2004    % of total
                               segment                segment                      segment                segment
                               revenues               revenues                     revenues              revenues
                    --------------------- ---------- -----------      ----------- ----------------------------------
Rental income        $ 43,103     86%      $ 16,696      87%            $ 69,244      88%      $ 33,603      86%
Interest income         5,575     11%         1,170       6%               6,657        8%        2,445       6%
Other                   1,671      3%         1,404       7%               2,510        4%        3,043       8%
                    --------------------- ---------- -----------      ----------- ----------------------------------
   Total Revenues    $ 50,349    100%      $ 19,270     100%            $ 78,411     100%      $ 39,091    100%
                    ===================== ========== ===========      =========== ==================================


Real estate segment revenues include primarily rental income on operating and capital leases which increased in the quarter and six months ended June 30, 2005 as a result of the merger transaction on February 25, 2005 in which approximately $1 billion of new properties were added, increasing the property portfolio to $1.7 billion. Rental income in the quarter and six months ended June 30, 2005 increased 158 percent and 106 percent, respectively, as compared to the same periods in the prior year. The weighted average lease rate on the portfolio was 10.0 percent and 10.5 percent in the six months ended June 30, 2005 and 2004, respectively. The portfolio as of June 30, 2005 has a more significant number of properties subject to ground leases that reduce the net lease rate. The portfolio from USRP had certain ground leases that they subleased to tenants but remained legally responsible for those liabilities in the event the tenant did not pay. The sublease rents received are recorded as rental revenues and the payments are recorded in property expenses.

Interest income in the real estate segment of $5.6 million and $1.2 million in the quarters ended June 30, 2005 and 2004, respectively, and $6.7 million and $2.4 million in the six months ended June 30, 2005 and 2004, respectively, is generated by our portfolio of mortgage, equipment and other notes receivable held by this segment. These increases were a result of adding $15 million in former USRP loans to this segment and $198.2 million in loans that were moved from the specialty finance segment to the real estate segment on March 31, 2005. As described below, the real estate segment sold these loans in July 2005 and as a result of the sale, interest income is expected to decrease during the rest of 2005.

On July 18, 2005, the real estate segment sold the mortgage loans receivable, as described above in "Liquidity and Capital Resources" for $203.8 million and recorded a gain on sale of loans of approximately $9.8 million. In July 2005, the real estate segment recognized as income approximately $1.1 million in deferred loan origination fees that were being recorded as income over the term of the mortgage loans receivable. Upon the sale of the loans and the repayment of the related debt, the real estate segment reflected $10.6 million in hedge losses previously recorded in other comprehensive income (loss) to earnings. In addition, during the period from July 1, 2005 to July 18, 2005, the real estate segment recognized a gain of approximately $2 million relating to decreases in the fair value hedge liability prior to the closing of the sale.

Other income increased slightly during the quarter ended June 30, 2005 as compared to the same quarter in the prior year as a result of an increase in lease termination income. Other income in the real estate segment also includes investment income earned on bonds held in mortgage loan securitizations. Other income decreased approximately $0.5 million and $1 million during the quarter and six months ended June 30, 2005, respectively, as compared to the same periods in the prior year, as a result of our sale of $11.2 million of these bonds to third parties and the extinguishments in September 2004 of $4.0 million in bonds issued by our specialty finance segment.

Specialty finance segment revenues were $2.6 million and $9.2 million in the quarter and six months ended June 30, 2005, respectively, compared with $6.9 million and $13.9 million in the quarter and six months ended June 30, 2004, respectively. This revenue consists primarily of interest income on a portfolio of mortgage loans receivable held by this segment. Most of the loans held by the specialty finance segment were moved to the real estate segment on March 31, 2005, causing a significant decrease in specialty finance segment revenues during the quarter. These loans were sold to an unrelated third party in July 2005.

Operating expenses, excluding depreciation, amortization and interest:

Operating expenses, excluding interest, depreciation and amortization are presented in the following charts that detail the results by segment. The real estate segment portion of these costs consisted of the following:

                              Quarter Ended June 30,                            Six Months Ended June 30,
                                  (in thousands)                                     (in thousands)
                    --------------------------------------------      ----------------------------------------------

                               % of total             % of total                  % of total             % of total
                                segment                segment                      segment                segment
                      2005      revenues     2004      revenues           2005      revenues     2004      revenues
                    ---------- ----------- ---------- -----------      ----------- ----------- ---------- -----------

General operating
   and
   administrative     $ 3,829     8%        $ 2,197      11%            $  7,114       9%      $  4,374       11%
Property expenses,
   state and other
   taxes                2,186     4%            201       1%               3,346       4%           337        1%
Other                    (264)   (1)%           441       3%                (228)     --            716        2%
                    ----------- ---------- ---------- -----------      ----------- ------------ ----------- -----------
                      $ 5,751    11%        $ 2,839      15%            $ 10,232      13%      $  5,427       14%
                    =========== ========== ========== ===========      =========== ============ =========== ===========


General operating and administrative expenses in the real estate segment have increased 74 percent in the current quarter and 63 percent in the current six-month period. Costs are higher in the current quarter and six-month period as a result of having increased the rental portfolio to $1.7 billion upon the February 25, 2005 merger. These expenses include $0.7 million in the current six-month period allocated to this segment as a result of the grant of stock and related cash compensation to members of our Board of Directors and employees. In addition, reflected in the specialty finance segment discussion of general operating and administrative below, various issues have increased the overall costs that are, in turn, allocated between segments. This increase was offset by a decrease in expenses resulting from the fact that in January 2005, we shifted the internal reporting of certain property improvement and redevelopment activities previously reported through the real estate segment, as we view those activities as more appropriately aligned with the specialty finance segment. Direct and indirect payroll relating to these property improvement and redevelopment activities approximated $0.7 million and $1.0 million in the quarter and six months ended June 30, 2004, respectively.

Property expenses, state and other taxes increased compared to prior periods primarily as a result of having increased the rental portfolio upon the merger as discussed above. Included in property expenses, state and other taxes are approximately $0.3 million in ground rents each month that we are able to bill to our tenants, with such billings included in rental revenues. Also included in property expenses, state and other taxes are amounts for property taxes that we pay, but are able to bill the tenant, with such billings included in rental revenues. Activity relating to these ground rent payments and property taxes resulted from the merged properties.

Other expenses decreased slightly during the current quarter and six-month period due to the partial recovery of a loan that was previously considered not collectible and a decrease in property impairments related to properties whose related activities are not included in discontinued operations.

Operating expenses, excluding interest, depreciation, and amortization in the specialty finance segment consisted of the following:

                                                   Quarter Ended June 30,               Six Months Ended June 30,
                                                       (in thousands)                        (in thousands)
                                               --------------------------------       ------------------------------
                                                    2005               2004                 2005            2004
                                               ----------------- ---------------       -------------- ---------------
General operating and administrative                $    7,268      $    4,927            $  15,468       $   9,626
Property expenses, state and other taxes                   170              --                  307              --
Other                                                      746           1,912                1,516           3,160
                                               ----------------  ---------------       --------------  ---------------
                                                    $    8,184      $    6,839            $  17,291       $  12,786
                                               ================  ===============       ==============  ===============


General operating and administrative expenses in the specialty finance segment have increased 48 percent and 61 percent in the current quarter and six-month period, respectively. There are a number of items that have impacted the comparability between current and prior periods that are summarized as follows:

   o Our expenses in this segment include a $2.0 million charge in the current six-month period allocated to this segment resulting from a grant of stock and related cash compensation to members of our Board of Directors and employees.

   o The specialty finance segment provides lease and loan servicing to our real estate segment and to third parties. As servicer, we utilize property management software to account for leasing transactions and to capture other tenant and lease information. More than a year ago, we decided to upgrade our technology platform supporting this function. We incurred certain costs during the current quarter and six month period necessary to assure a successful transition to the new application and the integration of USRP and Income Fund assets.

   o We have incurred additional expenses with the integration of the merged portfolios. While our servicing fee income in this segment for the management of the larger portfolio was increased for the four-month period after the merger, we incurred various one-time setup expenses in the current quarter and six month period to add new properties creating an excess of new expenses over new revenues that should stabilize in the future. The Income Fund portfolio had been previously serviced by the specialty finance segment, and did not create significant additional integration costs.

   o Prior to 2005 certain services were purchased from affiliates of two of our board members. These included human resources, tax planning and compliance, computer systems support, investor relations and other services. Throughout the six months ended June 30, 2005, we brought substantially all of these functions internal in an initiative that began in November 2004. During this process, we incurred certain expenses such as recruitment and training of new employees and the separate licensure and maintenance of software previously leveraged among a wider enterprise by our affiliates.

   o We have shifted the internal reporting of certain property improvement and redevelopment activities previously reported through the real estate segment, as we view those expanding activities as more appropriately aligned with the specialty finance segment. Direct and indirect payroll relating to the property improvement and redevelopment activities approximated $0.8 million and $1.6 million in the quarter and six months ended June 30, 2005, respectively.

Property expenses in this segment represent activities in property improvement and redevelopment transitions from the real estate segment this year and costs associated with activities merged into this segment from USRP. The decrease in the line item for other expenses relates to impairments and losses from the termination of cash flow hedges in the quarter and six-month period ended June 30, 2004 and a decrease in the minority interest in income of consolidated joint ventures during the quarter and six-month period ended June 30, 2005. This decrease was due to a decrease in net income of the consolidated joint venture from a decline in the number of properties available for sale. We sold the last remaining properties in the current quarter and dissolved the joint venture in July 2005.

Interest Expense

Interest expenses for each segment is illustrated in the following table:

                                            Quarter Ended                 Six Months Ended
                                               June 30,                       June 30,
                                            (in thousands)                 (in thousands)
                                         2005           2004            2005           2004
                                     -------------- --------------  ------------- ---------------
       Real estate                       $  23,354      $   7,187      $  35,867      $   14,363
       Specialty finance                     1,590          4,727          6,041           9,410
       Other                                   (76)            80           (149)             51
                                     -------------- --------------  ------------- ---------------
                                         $  24,868      $  11,994      $  41,759      $   23,824
                                     ============== ==============  ============= ===============

Interest expense in the real estate segment increased approximately $16.2 million and $21.5 million, or 225 percent and 150 percent, during the quarter and six-month period ended June 30, 2005, respectively, due to the increased level of debt. Total debt at the real estate segment increased to $1.5 billion at June 30, 2005 versus $0.4 billion at June 30, 2004. The increase was a result of debt assumed in the merger and from the merger financings completed by April 2005. This increase also included the movement on March 31, 2005 of $161 million in debt that financed a pool of mortgage loans that together were transferred from the specialty finance segment into the real estate segment. In July 2005, the real estate segment sold the mortgage loans receivable, as described above in "Liquidity and Capital Resources", and used a portion of the proceeds to repay the debt collateralized by these loans. As a result of the pay down, interest expense will be lower in future quarters relating to these loans. The weighted average interest rate on borrowings was 5.7 percent at June 30, 2005 versus 5.9 percent at June 30, 2004. Included in interest expense within the real estate segment is amortization of deferred financing costs of $2.5 million and $1.1 million for the quarters ended June 30, 2005 and 2004, respectively, and $4.1 million and $2.1 million for the six months ended June 30, 2005 and 2004, respectively. The increase in deferred financing costs in 2005 was due to incurring costs to put the new merger financing in place between February and April 2005.

Interest expense at the specialty finance segment decreased $3.1 million and $3.4 million during the quarter and six-month period ended June 30, 2005. Specialty finance segment debt is primarily the warehouse credit facilities that provide short-term financing of properties in the investment property sales program, with a floating interest rate based on LIBOR. The decreases were primarily due to the transfer of the pool of mortgage loans and related $161 million of debt to the real estate segment on March 31, 2005. The weighted average cost of the warehouse credit facilities was 4.85 percent and 2.55 percent in the quarters ended June 30, 2005 and 2004, respectively, and 4.22 percent and 2.58 percent in the six months ended June 30, 2005 and 2004, respectively, reflecting the increase in short term financing rates.

Depreciation and Amortization

Depreciation and amortization expenses for each segment is illustrated in the following table:

                                          Quarter Ended                 Six Months Ended
                                             June 30,                       June 30,
                                          (in thousands)                 (in thousands)
                                       2005           2004            2005           2004
                                   -------------- --------------  ------------- ---------------
       Real estate                     $   8,715      $   2,692      $  13,670       $   5,356
       Specialty finance                     284            240            558             371
                                   -------------- --------------  ------------- ---------------
                                       $   8,999      $   2,932     $   14,228       $   5,727
                                   ============== ==============  ============= ===============

The real estate segment experienced an increase in depreciation and amortization expense of $6 million and $8.3 million or 224 percent and 155 percent in the quarter and six-months ended June 30, 2005, respectively, when compared to the same periods in 2004. This increase is the result of the merger increasing the rental portfolio to $1.7 billion. After adjusting for the additional amortization of intangible assets identified at the time of merger, there remain increases of 151 percent and 106 percent in depreciation and amortization expense in the quarter and six-month period ended June 30, 2005, respectively, that correlate to increases of 162 percent and 101 percent in this segment's rental revenues.

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

                                                                Quarter Ended June 30,
                                                                    (in thousands)
                                           2005               2005                2004                2004
                                     -----------------  ------------------ ------------------- -------------------
                                       Real Estate       Specialty Finance     Real Estate       Specialty Finance
                                         Segment            Segment              Segment            Segment
                                     -----------------  ------------------ ------------------- -------------------

Sale of real estate                       $    13,197        $     70,838         $     8,038        $     67,528
Cost of real estate sold                       12,369              59,434               7,718              58,859
                                     -----------------  ------------------ ------------------- -------------------
   Gain on sale of real estate                    828              11,404                 320               8,669
Net other income (expense)                        472                  30                (292)              1,425
                                     -----------------  ------------------ ------------------- -------------------

   Earnings from real estate
     discontinued operations
     before tax                                  1,300              11,434                  28              10,094
Retail operations revenue                           --              15,215               3,739                   --
Retail cost of sales                                --              14,963               3,999                   --
                                     -----------------  ------------------ ------------------- -------------------
   Earnings (loss) from retail
     discontinued operations before
     tax                                            --                 252                (260)                  --
Income tax (benefit) provision                      --                (186)                  --               1,999
                                     -----------------  ------------------ ------------------- -------------------

Income (loss) from discontinued
   operations, after income taxes         $     1,300        $     11,872         $      (232)        $     8,095
                                     =================  ================== =================== ===================

                                                              Six Months Ended June 30,
                                                                    (in thousands)
                                           2005               2005                2004                2004
                                     -----------------  ------------------ ------------------- -------------------
                                       Real Estate       Specialty Finance     Real Estate      Specialty Finance
                                         Segment            Segment              Segment            Segment
                                     -----------------  ------------------ ------------------- -------------------

Sale of real estate                       $    13,477        $    127,792        $     20,246        $    107,496
Cost of real estate sold                       12,649             106,610              18,285              93,533
                                     -----------------  ------------------ ------------------- -------------------
   Gain on sale of real estate                    828              21,182               1,961              13,963
Net other income (expense)                        342                 856                (384)              3,048
                                     -----------------  ------------------ ------------------- -------------------

   Earnings from real estate
     discontinued operations
     before tax                                  1,170              22,038               1,577              17,011
Retail operations revenue                           --              20,460               7,557                  --
Retail cost of sales                                --              19,597               7,725                  --
                                     -----------------  ------------------ ------------------- -------------------
   Earnings (loss) from retail                      --                 863                (168)                 --
     discontinued operations before
     tax

Income tax provision                                --               6,408                  --               3,233
                                     -----------------  ------------------ ------------------- -------------------


Income from discontinued
   operations, after income taxes          $     1,170        $     16,493         $     1,409        $     13,778
                                     =================  ================== =================== ===================


Our real estate segment periodically sells properties in the portfolio. We believe the best strategy to resolve certain vacant properties is to sell them. Or, we may have a performing property and believe it to be an opportune time to sell the asset and realize value. We sold $13.2 million and $8 million in properties during the second quarters of 2005 and 2004, respectively, generating gains of $0.8 million and $0.3 million, respectively. During the six months ended June 30, 2005 and 2004 we sold $13.5 million and $20.2 million in properties, respectively, generating gains of $0.8 million and $2.0 million, respectively. The decrease in sales of real estate was due to transferring the reporting of certain property improvement and redevelopment activities to the specialty finance segment in January 2005.

While GAAP requires us to disclose our investment property sales program as a discontinued operation, we do not manage it in that manner. It is a vital business operation that was developed over the last five years that allows us to compete on large transactions and appropriately mitigate risk and manage concentrations. Since 2001, in our specialty finance segment, we have sold approximately $994 million in restaurant properties generating net gains of $115.7 million. In the second quarter of 2005, we sold $70.8 million in properties generating a 19.2 percent margin or $11.4 million gain. In the second quarter of 2004, we sold $67.5 million in properties generating a 14.7 percent margin or $8.7 million gain. In the six month-period ended June 30, 2005, we sold $127.8 million in properties generating a 19.9 percent margin or $21.2 million gain. In the six-month period ended June 30, 2004, we sold $107.5 million in properties generating a 14.9 percent margin or $14.0 million gain. At June 30, 2005, we had approximately $167.3 million in real estate held for sale in our specialty finance segment.

Our specialty finance segment currently operates 18 convenience and gas stores in Hawaii. This business was previously acquired and operated by USRP and was acquired in the merger. On February 24, 2005, a definitive agreement to sell the business to Aloha Petroleum, Ltd. ("Aloha") was reached. The terms of that agreement result in us maintaining ownership of the real estate on eleven convenience and gas properties, which would be leased to Aloha. On April 27, 2005 we were informed by the Hawaii Attorney General's office, that they, along with the Federal Trade Commission ("FTC"), were conducting an investigation into whether the proposed transaction may violate state and federal antitrust laws. In July, the FTC filed suit in federal court seeking injunctive relief to block the consummation of the planned sale. The federal court has scheduled a hearing on the FTC's motion for a preliminary injunction for August 23-24, 2005. We intend to oppose the relief sought by the FTC. During the quarter and six-month period ended June 30, 2005, the Hawaiian operations produced pre-tax income of approximately $0.3 million and $0.9 million, respectively, before consideration of indirect corporate overhead.

In 2004, our real estate segment operated twelve restaurants in a subsidiary that was sold in the fourth quarter of 2004. While not our core expertise, if a franchisee is experiencing financial difficulties, we will examine our options, one of which may be the acquisition of the operations of the franchisee. This may help preserve the value of our real estate investment. Currently, we do not have significant restaurant operations.

The Company is primarily treated as a REIT and generally records no tax expense. However, we have a taxable REIT subsidiary ("TRS"), where various business operations take place including the IPS program. The TRS recorded an income tax benefit of $0.2 million for the quarter ended June 30, 2005 and an income tax provision of $2.0 million for the quarter ended June 30, 2004. The TRS recorded an income tax provision of approximately $6.4 million and $3.2 million for the six months ended June 30, 2005 and 2004, respectively. The small benefit in the current quarter reflects the recurring tax expense for ongoing earnings of the TRS, as well as other increases relating to the estimated effective tax rate for the year, offset by a $2.3 million reduction in the non-recurring, non-cash charge resulting from the transfer of loans described below.

The $6.4 million income tax provision at June 30, 2005 includes a nonrecurring, non-cash $2.7 million deferred tax charge resulting from the transfer of loans from the TRS to the REIT. The mortgage loans, with a principal balance of $185.7 million, were transferred to more appropriately align the holding of those mortgage loans with our objective of holding real estate properties as long-term investments. The transfer was executed by way of a purchase of a 100 percent interest in the subsidiary that held the mortgage loans. We initially entered into an interest rate swap in 2002 to mitigate a portion of the variability related to the interest costs on our borrowings that financed the loans. The hedge met the definition of a cash flow hedge, and as a result, changes in its value period to period are reported in other comprehensive income ("OCI"). Valuation changes in the swap are required to be reflected net of applicable income taxes at the then applicable tax rate. The hedge liability generated a deferred tax asset in 2002 that was offset by a valuation allowance. In 2003, we met the criteria under GAAP to reverse the valuation allowance, and in effect realized the tax benefit through net income and not OCI. With this accounting treatment, all future valuation adjustments to the hedge liability impact both earnings and OCI. Had we not transferred the pool of loans to the real estate segment, the $2.7 million charge in the six months ended June 30, 2005 would have continued to be amortized as a charge to earnings over the life of the hedge contract.

As of June 30, 2005, we had early adopted the provisions of FAS 123(R), "Share-Based Payments" which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. FAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share-based payments for transactions with non-employees. FAS 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option-pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We elected to adopt the modified prospective application method as provided by FAS 123(R). Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of this standard and for the unvested portion of previously granted awards that are outstanding on that date. Early adoption of FAS 123(R), and the change from applying the original provisions of FAS 123, did not have an impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities, and basic and diluted earnings per share for the quarter and six months ended June 30, 2005 as all previously granted options were vested.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Information regarding the Company's market risk at December 31, 2004 is included in its Annual Report on Form 10-K for the year ended December 31, 2004. The material changes in the Company's market risk are discussed in Item 2 above. Information regarding the Company's market risk relating to changes in interest rates is incorporated herein by reference to Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk" herein.

Item 4.  Controls and Procedures.

Quarterly Evaluation. Management updated its key controls related to internal control over financial reporting as of June 30, 2005 and carried out an evaluation as of June 30, 2005 of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This update and evaluation were done under the supervision and with the participation of management, including the Company's Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this quarterly report.

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

Evaluation of the Effectiveness of Disclosure Controls and Procedures. Based upon the evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2005, the Company's disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2005, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting, including changes that would have resulted from the merger of CNLRP and the Income Funds with and into USRP on February 25, 2005.

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

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in the Income Funds, filed a class action lawsuit on behalf of the limited partners of the Income Funds against the Company, CNLRP, the Income Funds, the general partners of the Income Funds, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. in the District Court of Dallas County, Texas (Cause No. 05-00083). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed mergers between the Income Funds and subsidiaries of the operating partnership of the Company and that the Company and CNLRP aided and abetted such alleged breaches of fiduciary duties. The complaint further alleged that the Income Funds' general partners violated provisions of the Income Funds' partnership agreements and demanded an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, including an injunction of the mergers. On April 26, 2005, a supplemental plea to jurisdiction hearing was held with a ruling expected May 13, 2005. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. The management of the Company is evaluating the lawsuit, but believes that the likelihood of a material unfavorable outcome is remote. The management of the Company believes that the claims against the Company are without merit and intends to defend vigorously against such claims.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. Inapplicable

Item 3. Defaults Upon Senior Securities.  Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The regular annual meeting of stockholders of the Company was held in Orlando, Florida on June 23, 2005 for the purpose of electing the board of directors.

Holders of record of the Company's common stock at the close of business on April 29, 2005, the record date, were entitled to notice of, and to vote at, the meeting. One proposal was submitted to a vote of stockholders as follows:

         The stockholders approved the election of the following persons as directors of the Company:

                           Name                      For             Against (*)

                     Robert A. Bourne             47,779,646          625,547
                     G. Steven Dawson             47,860,668          544,525
                     G. Richard Hostetter. Esq.   47,715,388          689,805
                     Richard C. Huseman           47,568,480          836,713
                     James H. Kropp               47,814,566          590,627
                     J. Joseph Kruse              47,623,557          781,635
                     Curtis B. McWilliams         47,701,696          703,497
                     James M. Seneff, Jr.         47,780,840          624,353
                     Robert J. Stetson            47,828,833          576,359

                 (*)  Includes votes against, abstentions, and broker non-votes.


         No other business was considered at the meeting.

Item 5. Other Information.  Inapplicable.

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

         3.1 Restated Articles of Incorporation of the Registrant dated November 11, 1997, as amended by the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 and the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 (previously filed as Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005 and incorporated herein by reference).

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


Date:  August 9, 2005                       TRUSTREET PROPERTIES, INC.

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

         3.1 Restated Articles of Incorporation of the Registrant dated November 11, 1997, as amended by the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 and the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 (previously filed as Exhibit 3.1 to the Registrant's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005 and incorporated herein by reference).

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