Form 10-Q
period 2005-09-30
TRUSTREET PROPERTIES INC
filed 2005-11-09
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                    (Mark One)

                        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

                        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 1-13089

Trustreet Properties, Inc.
_____________________________________________________________________________________________
(Exact name of registrant as specified in its charter)

Maryland	75-2687420
(State or other jurisdiction	(IRS Employer
of incorporation)	Identification No.)

450 South Orange Avenue Orlando, Florida	32801
_________________________________________	______________________________
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (407) 540-2000
_____________________________________________________________________________________________

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No___

58,979,009 shares of common stock, $0.001 par value, outstanding as of November 7, 2005.

CONTENTS

Part I	Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Income	5

Condensed Consolidated Statements of
Stockholders’ Equity and Comprehensive Income/(Loss)	6-7

Condensed Consolidated Statements of Cash Flows	8-9

Notes to Condensed Consolidated Financial
Statements	10-37

Item 2. Management’s Discussion and Analysis of Financial
Condition and Results of Operations	38-59

Item 3. Quantitative and Qualitative Disclosures About
Market Risk	59

Item 4. Controls and Procedures	59-60

Part II

Other Information	61-64

Item 1. Financial Statements

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30, 2005	December 31, 2004
ASSETS

Real estate investment properties	$1,637,117	$524,270
Net investment in direct financing leases	152,665	96,455
Real estate held for sale	239,807	160,808
Mortgage, equipment and other notes receivable, net of allowance of $6,394 and $7,261, respectively	93,545	290,140
Other investments	17,081	16,495
Cash and cash equivalents	27,103	22,744
Restricted cash	28,649	7,402
Receivables, less allowance for doubtful accounts of $2,157 and $2,136, respectively	7,074	7,391
Accrued rental income	33,386	27,709
Intangible lease costs	76,445	—
Goodwill	225,074	56,260
Other assets	51,278	33,975
	$2,589,224	$1,243,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Revolver	$142,000	$21,000
Notes payable	478,930	162,810
Mortgage warehouse facilities	139,106	101,394
Subordinated note payable	—	21,875
Bonds payable	773,069	405,421
Below market lease liability, net of accumulated amortization of $2,712 in 2005	26,382	—
Due to related parties	346	37,172
Other payables	58,175	33,736
Total liabilities	$1,618,008	$783,408

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
(In thousands)

	September 30, 2005	December 31, 2004

Minority interests, including redeemable partnership interest in 2004	$4,092	$6,819

Commitments and contingencies (Note 16)

Stockholders’ equity:
Preferred stock, $0.001 par value per share. 84,500 shares authorized and unissued	—	—
Preferred stock, $0.001 par value per share: Series A Cumulative Convertible Preferred Stock - 8,000 shares authorized, 7,834 shares issued and outstanding at September 30, 2005 (aggregate liquidation value of $195,855)	8	—
Preferred stock, $0.001 par value per share: Series C Redeemable Convertible Preferred Stock - 7,500 shares authorized, 7,244 shares issued and outstanding at September 30, 2005 (aggregate liquidation value of $181,101)	7	—
Excess shares, $0.001 par value per share. 400,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share; 300,000 shares authorized, 58,113 and 45,286 shares issued at September 30, 2005 and December 31, 2004, respectively, and 58,094 and 45,249 shares outstanding at September 30, 2005 and December 31, 2004, respectively	58	452
Capital in excess of par value	1,360,117	825,134
Accumulated other comprehensive income (loss)	3,424	(12,434)
Accumulated distributions in excess of net income	(396,490)	(359,730)
Total stockholders’ equity	967,124	453,422

	$2,589,224	$1,243,649

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands except for per share data)

	Quarter ended		Nine months ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenues:

Rental income from operating leases	$42,419	$14,191	$104,594	$42,132
Earned income from direct financing leases	2,957	2,470	8,865	7,479
Interest income from mortgage, equipment and other notes receivables	3,025	6,635	15,860	19,962
Investment and interest income	704	1,641	1,697	3,811
Other income	1,658	2,128	4,358	4,633
	50,763	27,065	135,374	78,017
Expenses:
General operating and administrative	7,308	6,107	28,240	19,065
Interest expense	24,213	12,246	65,972	36,070
Property expenses, state and other taxes	2,242	47	5,402	384
Depreciation and amortization	8,551	2,976	22,400	8,631
Loss on termination of cash flow hedge	8,558	—	8,558	940
Impairment provisions on assets	622	1,724	298	2,775
	51,494	23,100	130,870	67,865
Income/(loss) from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	(731)	3,965	4,504	10,152

Minority interest	(78)	(640)	(1,627)	(2,597)

Equity in earnings of unconsolidated joint ventures	28	32	90	97

Income/(loss) from continuing operations	(781)	3,357	2,967	7,652

Income from discontinued operations, after income taxes	10,025	11,425	27,853	27,194

Gain on sale of assets	9,620	134	9,643	140

Net income	18,864	14,916	40,463	34,986
Dividends to preferred stockholders	(7,176)	—	(17,275)	—
Net income allocable to common stockholders	$11,688	$14,916	$23,188	$34,986

Basic and diluted net income per share:
Income/(loss) from continuing operations allocable to common stockholders	$0.03	$0.10	$(0.09)	$0.22
Income from discontinued operations	0.17	0.33	0.53	0.78

Basic and diluted net income per share	$0.20	$0.43	$0.44	$1.00

Weighted average number of shares of common stock outstanding (Notes 2 and 14):
Basic	57,846	35,032	53,204	35,032
Diluted	57,857	35,032	53,204	35,032

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Nine Months ended September 30, 2005
(UNAUDITED)
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock				Accumulated distributions	Accumulated other compre-		Compre-
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value	Capital in excess of par value	Loans to Stockholders	in excess of net income	hensive income/(loss)	Total	hensive income/ (loss)

Balance at December 31, 2004	—	$—	—	$—	45,249	$452	$825,134	$—	$(359,730)	$(12,434)	$453,422

Effect of USRP Merger:
Assumption of USRP equity	4,084	4	—	—	22,599	23	440,483	(224)	—	—	440,286
Conversion of CNLRP common shares	—	—	7,244	7	(10,223)	(417)	410	—	—	—	—

Acquisition of Income Funds	3,750	4	—	—	—	—	88,231	—	—	—	88,235

Net income	—	—	—	—	—	—	—	—	40,463	—	40,463	$40,463

Other comprehensive income, market revaluation on available for sale securities	—	—	—	—	—	—	—	—	—	799	799	799

Reclassification of cash flow hedge losses to statement of income	—	—	—	—		—	—	—	—	10,581	10,581	10,581

Current period adjustment to recognize change in fair value of cash flow hedges, inclusive of $1,650 in tax provision	—	—	—	—	—	—	—	—	—	4,478	4,478	4,478

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$56,321

Repayment by stockholder of loan	—	—	—	—	—	—	—	224	—	—	224

Distributions declared on common stock	—	—	—	—	—	—	—	—	(59,948)	—	(59,948)

Distributions declared on preferred stock	—	—	—	—	—	—	—	—	(17,275)	—	(17,275)

Issuance of common stock to directors and employees	—	—	—	—	119	—	2,053	—	—	—	2,053

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Nine Months ended September 30, 3005
(UNAUDITED)
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Capital in		Accumulated distributions in excess	Accumulated other compre-		Compre- hensive
	Number of shares	Par value	Number of shares	Par value	Number of shares	Par value	excess of par value	Loans to Stockholders	of net income	hensive income/(loss)	Total	income/ (loss)

Issuance of restricted stock to directors and employees	—	—	—	—	138	—	—	—	—	—	—

Forfeiture of restricted stock	—	—	—	—	(18)	—	—	—	—	—	—

Stock based compensation expense	—	—	—	—	—	—	375	—	—	—	375

Proceeds from exercised stock options	—	—	—	—	41	—	563	—	—	—	563

Issuance of common stock	—	—	—	—	189	—	3,130	—	—	—	3,130

Stock issuance costs	—	—	—	—	—		(262)	—	—	—	(262)

Balance at September 30, 2005	7,834	$8	7,244	$7	58,094	$58	$1,360,117	$—	$(396,490)	$3,424	$967,124

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from operating activities:

Net income	$40,463	$34,986
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization on real estate assets	21,773	8,122
Depreciation and amortization on non-real estate assets	1,420	1,268
Amortization of above and below market leases	371	—
Amortization of deferred financing costs	7,439	4,166
Provision for loss on loans	777	—
Impairments and provisions on assets	510	4,861
Gain on sales of assets	(13,355)	(2,690)
Gain on investment in securities	—	(495)
Loss on termination of hedge	8,558	—
Stock based compensation	2,427	—
Increase in income tax payable	227	5,284
Decrease in deferred tax asset	613	—
Increase in accrued rental income	(5,895)	(2,972)
Amortization of investment in direct financing leases	4,006	1,626
Changes in inventories of real estate held for sale	(34,143)	(47,725)
Changes in other operating assets and liabilities	(1,955)	(4,575)
Net cash provided by operating activities	33,236	1,856

Cash flows from investing activities:
Additions to real estate investment properties and intangibles	(178,319)	(13,997)
Proceeds from sale of assets	228,205	15,826
Proceeds from sale of other investments	—	11,200
Increase in restricted cash	(3,159)	(180)
Acquisition of Income Funds	(449,997)	—
Cash acquired through merger	43,646	—
Payment of merger costs for USRP reverse merger	(14,188)	—
Investment in mortgage, equipment and other notes receivable	(2,828)	—
Collection on mortgage, equipment and other notes receivable	20,208	19,572
Net cash provided by/(used in) investing activities	(356,432)	32,421

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2005	2004
Cash flows from financing activities:
Payment of stock issuance costs	(1,751)	(1,493)
Repayment of loan to stockholder	(33,860)	—
Proceeds from borrowings on revolver, term loan and note payable	1,201,362	37,000
Payment on revolver and note payable	(1,259,629)	(66,493)
Proceeds from borrowings on mortgage warehouse facilities	163,465	185,044
Payments on mortgage warehouse facilities	(125,753)	(143,376)
Proceeds from borrowings on senior notes	301,188	—
Proceeds from issuance of bonds	275,000	5,000
Retirement of bonds payable	(51,039)	(24,547)
Payment of bond issuance and debt refinancing costs	(27,678)	(920)
Proceeds from termination of hedge	1,685	—
Payment for termination of hedge	(8,558)	—
Proceeds from exercised stock options	563	—
Retirement of convertible preferred stock	(32,500)	—
Loans from stockholder	—	10,900
Acquisition of minority interest	(655)	—
Distributions to minority interest	(2,075)	(2,339)
Proceeds from issuance of common stock	3,129	—
Distributions to common stockholders	(56,076)	(52,509)
Distributions to preferred stockholders	(19,263)	—
Net cash provided by/(used in) financing activities	327,555	(53,733)

Net increase (decrease) in cash and cash equivalents	4,359	(19,456)

Cash and cash equivalents at beginning of period	22,744	36,955

Cash and cash equivalents at end of period	$27,103	$17,499

Supplemental disclosures of cash flow information:

Interest paid	$49,991	$33,495
Interest capitalized	$52	$17
Income taxes paid	$5,934	$2,343

Supplemental disclosures of non-cash investing and financing activities:

Redemption of minority interest in lieu of payment on accounts receivable	$1,798	$894
Foreclosure on notes receivable and acceptance of underlying real estate collateral	$—	$452
Notes receivable accepted in exchange for sale of properties	$—	$3,490

Restricted cash accepted in exchange for convenience and gas store operations and interest in fuel loading terminal	$10,253	$—
Distributions declared and unpaid at September 30	$6,392	$—

Refer to Note 4 to the condensed consolidated financial statements for the allocation of assets acquired and  liabilities assumed as part of the Merger in February 2005.

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

1.	Organization and Nature of Business:

Trustreet Properties, Inc. (the “Company”) is the new name adopted upon the merger (the “Merger”) of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005. The Company is a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.

The Company manages, operates and reports its business by dividing it into two distinct segments, a real estate segment and a specialty finance segment. The real estate segment’s assets include properties subject to triple-net leases and mortgage, equipment and other loans to third parties. The real estate segment’s earnings are from rental income, interest income on loans, proceeds from dispositions of properties sold to manage portfolio risk and income from retained interests in the Company’s prior loan securitizations.

The specialty finance segment includes the Company’s investment property sales program and investment banking services to national and regional restaurant operators. The specialty finance segment’s earnings are from lease income prior to sale and net gains from investment property sales and to a lesser extent, advisory services and servicing revenues.

2.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. As a result of the Merger, operating results for the quarter and nine months ended September 30, 2005 include the results of CNLRP from January 1, 2005 through February 24, 2005 and include the operating results of the merged Company from February 25, 2005 through September 30, 2005. Operating results for the quarter and nine months ended September 30, 2005 may not be indicative of the results that may be expected for the year ending December 31, 2005. CNLRP was treated as the acquiror for accounting purposes. Amounts as of December 31, 2004 included in the financial statements are those of CNLRP and have been derived from audited financial statements of CNLRP as of that date. Operating results for the quarter and nine months ended September 30, 2004 are the historical amounts of CNLRP. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2004 included in the Company’s Form 8-K/A, filed on September 9, 2005.

Prior to the Merger, CNLRP stockholders owned 45.2 million shares of CNLRP common stock. As a result of the Merger, CNLRP stockholders received 0.7742 shares of USRP common stock for each CNLRP share. The Company has restated the weighted average shares outstanding calculation for all periods presented to show the effect of the exchange of the shares as a result of the Merger.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

2.	Basis of Presentation - Continued:

The Company reports both basic and diluted earnings per share. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the dilutive effect of stock options, restricted stock and convertible preferred stock. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period, which are computed using the treasury stock method for outstanding stock options. Common share equivalents are excluded from the computations in periods in which they have an anti-dilutive effect.

3.	Adoption of New Accounting Standards:

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchange of Non-Monetary Assets” (“FAS 153”). FAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchange of similar productive assets under APB Opinion No. 29, “Accounting for Non-Monetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the entity’s future cash flows are expected to significantly change as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

In October 2005, the FASB staff issued FASB Staff Position No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (the “FSP”), see Note 13.

4.	Merger:

On August 9, 2004, CNLRP announced that it had entered into a definitive agreement and plan of merger with USRP, a publicly traded real estate investment trust, and on February 25, 2005, completed the transactions contemplated by the agreement, including the Merger of CNLRP into USRP and the change of USRP’s name to Trustreet Properties, Inc. On the same day, each of the Income Funds merged with a separate wholly owned subsidiary of the combined company’s operating partnership. The Merger was structured to be tax-free to the stockholders of CNLRP and USRP but taxable with respect to the Income Funds. In order to effect the Merger, the Company entered into several new financing transactions. As a result of the merger, the Company became the largest publicly traded REIT in the United States focused primarily on the restaurant industry and further diversified the Company’s real estate portfolio.

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
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

4.	Merger - Continued:

The purchase price was allocated between assets, liabilities and intangible assets based on the initial estimates of fair value. Management continues to evaluate the existence of pre-merger contingencies and the value of certain real estate based on third party analysis and anticipates finalizing these allocations during the fourth quarter of 2005. A change in the final allocation from what is presented may result in an increase or decrease in identified intangible assets and changes in depreciation, amortization or other expenses.

In connection with the allocation of the purchase price to real estate, the following methodology was utilized:

•	The fair value of land and buildings was estimated as if the properties were vacant. The land value was estimated and the buildings were valued at estimated replacement cost less depreciation.
•
For properties currently under lease, an analysis was performed to determine whether the current lease terms were above or below market rate and an asset or liability, respectively, was determined using discounted cash flows.

•
For properties currently under lease, the value associated with having a lease in place was estimated by evaluating the present value of the lost rents for each property that would have resulted if the properties had to be constructed and the costs related to executing the lease.

•
The benefit of having a tenant in each specific property with a high likelihood of renewing the lease at the end of the current term was evaluated and a value was determined using the present value of rents during a standard re-lease period.

The purchase price relating to the exchange of interests between USRP and CNLRP was based upon the market capitalization of USRP using an average trading price of USRP common stock and traded Series A Preferred Stock for the day before and the day of the announcement of the proposed merger on August 9, 2004, as well as the estimated market values for the Series B Convertible Preferred Stock (“the Series B Preferred Stock”) of USRP plus certain merger related costs incurred by CNLRP.

Equity Interest	Shares (in thousands)	Price	Total Market Value (in thousands)

Series A Preferred Stock	4,084	$23.53	$96,099
Series B Preferred Stock	25	1,300.00	32,500	(a)
Common Stock	22,599	15.24	344,411
			473,010
Transaction costs			14,414
Total			$487,424

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

4.	Merger - Continued:

(a) Includes a $7.5 million premium as a result of the merger triggering the redemption provisions of the Series B Preferred Stock.

As a result of the exchange of interests between CNLRP and USRP, 45.2 million shares of CNLRP common shares were converted into (i) 35.2 million USRP common shares and (ii) 7.2 million newly issued shares of USRP’s Series C Preferred Stock, using an exchange rate of (i) 0.7742 for common shares and (ii) 0.16 per preferred shares. The Company recorded goodwill of approximately $168.8 million which represented the excess of the fair value of the USRP common stock over the fair value of its tangible and identifiable intangible net assets.

The acquisition of each of the Income Funds by USRP through a combination of cash and USRP Series A Preferred Stock interests was also accounted for using the purchase method of accounting and the assets and liabilities of the Income Funds were recorded at their estimated fair values at the date of the mergers. The purchase price for the Income Funds was determined as follows:

(In thousands)

Cash Consideration	$449,997
Preferred Share Consideration (3,749.9 million shares at $23.53 per share)	88,235
Purchase Price including transaction costs	$538,232

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

4.	Merger - Continued:

The following table shows the allocation of the purchase consideration:

	(In thousands)
Consideration:
Exchange of equity interests	$473,010
Transaction costs	14,414
Cash	449,997
Series A Preferred Shares	88,235
Total consideration	$1,025,656

Assets Acquired:
Real estate investment properties	$966,054
Net investment in direct financing leases	63,648
Real estate held for sale	62,077
Cash	43,646
Restricted cash	7,835
Mortgage and equipment notes receivable	15,235
Accounts receivable	2,925
Other assets:
Above market leases	44,093
Leases in place	15,214
Tenant relationships	9,117
Other	10,104
Goodwill	168,814	(1)
Total	1,408,762

Liabilities Assumed:
Revolver	14,150
Notes payable	158,189
Bonds payable	143,505
Due to related parties	270
Other payables:
Below market leases	27,584
Environmental and exit costs liability	4,775
Distributions payable	4,506
Other	22,757
Minority interests	7,594
Loan due from stockholder (reduction of equity)	(224)
Total	383,106

Net assets acquired	$1,025,656

        (1) The goodwill was assigned to the real estate segment.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

4.	Merger - Continued:

In order to gauge the estimated cost of soil and groundwater contamination from the accidental loss of petroleum and other solvents from the Company’s underground storage tanks during the first quarter of 2005, the Company performed a number of site investigations of the acquired USRP properties. Based upon the most recent environmental site assessments by its environmental consultants, the Company accrued its best estimate of $4.0 million, on a non-discounted basis, for the remediation and post-monitoring expenses. This amount is included in environmental and exit costs liability in the table above. It is reasonably possible that the Company’s recorded estimate of its obligation may change in the near term.

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of CNLRP, USRP and the historical combined financial information of the Income Funds. The unaudited pro forma condensed consolidated statements of earnings assume that the mergers had occurred as of the beginning of each of the periods presented, after giving effect to certain adjustments including a) rental income adjustments resulting from the straight-lining of scheduled rent increases as if the real estate had been acquired as of the beginning of each of the periods presented, b) the amortization of the intangible assets relating to above market leases and liabilities relating to below market leases over the remaining lease terms, c) the amortization of below market lease liabilities over the remaining lease terms plus renewal options, as applicable, d) elimination of intercompany fees and expenses between CNLRP and the Income Funds, e) adjustments to depreciate real estate assets over the depreciable lives and f) the amortization of identifiable leases in place intangibles and tenant relationship intangibles over the remaining lease terms. The following information also gives effect to the additional interest expense and amortization of loan costs resulting from entering into a series of financings as part of the Merger consisting of a $275 million net lease securitization, the issuance of $250 million in senior unsecured notes, and a $175 million term loan, net of the effect of eliminating the interest expense and amortization of loan costs relating to the repayment of $213 million of indebtedness. The unaudited proforma condensed financial information is not indicative of the results of operations that would have been achieved had the mergers reflected herein been consummated on the dates indicated or that will be achieved in the future.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

4.	Merger - Continued:

	Proforma (in thousands)
	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

Revenues	$50,763	$56,607	$154,771	$168,700

Net income	18,864	18,851	34,452	53,792
Dividends to preferred stockholders	(7,176)	(7,185)	(21,527)	(21,536)
Net income allocable to common stockholders	$11,688	$11,666	$12,925	$32,256

Basic and diluted earnings per share	$0.20	$0.20	$0.22	$0.56

Weighted average shares outstanding:
Basic	57,846	57,630	57,757	57,630
Diluted	57,857	57,630	57,757	57,630

The proforma amounts for the nine months ended September 30, 2005 include a non-cash tax charge of $2.7 million and $8.7 million of Merger expenses.

5.	Intangible Lease Costs:

Intangible lease costs included in other assets on the condensed consolidated financial statements consists of the following at:

	(in thousands)
	September 30, 2005	December 31, 2004

Intangible lease origination costs:
Leases in place	$30,095	$—
Tenant relationships	9,891	—
	39,986	—
Less accumulated amortization	(4,192)	—
	35,794	—

Above market lease values	43,771	—
Less accumulated amortization	(3,120)	—
	40,651	—

Total	$76,445	$—

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

5.	Intangible Lease Costs - Continued:

Above market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable property. Leases in place and tenant relationships are amortized over the remaining terms of the leases acquired in connection with each applicable property and the amortization is included in depreciation and amortization expense.

6.	Real Estate Investment Properties:

Real estate investment properties consist of the following at:

	(In thousands)
	September 30, 2005	December 31, 2004

Land	$874,841	$273,776
Buildings	837,079	310,056
Equipment and other	3,374	1,251
	1,715,294	585,083
Less accumulated depreciation	(78,177)	(60,813)

	$1,637,117	$524,270

In connection with the Merger described in Note 4, in February 2005 the Company acquired land, buildings and restaurant equipment.

Future minimum contractual lease payments to be received under noncancellable operating leases at September 30, 2005 are as follows:

(In thousands)

2005	$39,949
2006	158,288
2007	156,238
2008	153,960
2009	151,363
Thereafter	1,195,054

$1,854,852

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

7. Net Investment in Direct Financing Leases:

The components of net investment in direct financing leases consist of the following at:

	(In thousands)
	September 30, 2005	December 31, 2004
Minimum lease payments receivable	$222,848	$172,902
Estimated residual values	42,507	24,554
Interest receivable from secured equipment leases	4	7
Less unearned income	(112,694)	(101,008)

Net investment in direct financing leases	$152,665	$96,455

The following is a schedule of future minimum lease payments to be received on direct financing leases at September 30, 2005:

(In thousands)

2005	$ 4,687
2006	18,805
2007	18,945
2008	19,075
2009	19,126
Thereafter	142,210

$ 222,848

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

8.	Real Estate Held for Sale:

The specialty finance segment actively acquires real estate assets subject to leases with the intent to sell. Accordingly, the properties’ operating results and the gains or losses resulting from the disposition of properties are recorded as discontinued operations. In addition to its business of investing in restaurant properties subject to triple-net leases, the real estate segment will divest properties from time to time when it is strategic to the Company’s longer-term goals. When the real estate segment establishes its intent to sell a property, all property related assets and liabilities are reclassified to held for sale and operating results and the gain or loss on disposition of the property is treated as discontinued operations for all periods presented. The results for 2004 reflect certain restaurant operations purchased in 2002 and sold in December 2004.

As part of the merger, the Company acquired several convenience, gas and restaurant operations which were under contract to sell as of the date of the merger. In September 2005, the Company sold eighteen gas station operating units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii. The sales proceeds of $10.2 million are being held in escrow as of September 30, 2005, pending clearance of certain sales tax issues. In accordance with purchase accounting rules, the values assigned to these assets at the merger date were the expected net sales proceeds per the contract. As a result, the Company did not record any gain or loss on the sale of these assets. All operating results relating to all of these retail and terminal operations are recorded as discontinued operations for all periods presented.

Operating results of discontinued operations are as follows:

	(In thousands)
	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Rental income	$3,533	$4,388	$8,833	$10,916
Food, beverage and retail revenues	14,317	3,549	34,776	11,106
Food, beverage and retail expenses	(14,281)	(3,839)	(33,878)	(11,564)
Other property related expenses	(408)	(762)	(1,918)	(1,342)
Interest expense	(1,682)	(1,085)	(3,758)	(2,575)
Impairment provisions	(64)	(876)	(415)	(2,087)

Earnings from discontinued operations	1,415	1,375	3,640	4,454

Sales of real estate	72,015	97,619	213,285	224,088
Cost of real estate sold	(62,057)	(83,177)	(181,316)	(193,722)

Gain on disposal of discontinued operations	9,958	14,442	31,969	30,366

Income tax provision	(1,348)	(4,392)	(7,756)	(7,626)

Income from discontinued operations, after income tax	$10,025	$11,425	$27,853	$27,194

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

9.	Mortgage, Equipment and Other Notes Receivable:

During July 2005, the Company sold mortgage loans receivable of approximately $194 million to a third party. The sale resulted in a gain of approximately $9.6 million and a related hedge loss of $8.6 million. The gain is reflected in gain on sale of assets in the accompanying statement of income.

10.	Borrowings:

Borrowings consist of the following at:

	September 30, 2005				December 31, 2004
	Amount (In thousands)	Average Rate	Capacity	Expected maturity/ retirement date	Amount (In thousands)	Average rate

Revolver	$ 142,000	5.69%	$ 175,000	April 2008	$ 21,000	4.04%
Term loan	175,000	5.43%	175,000	April 2010	—	—
Senior unsecured notes	300,000	7.50%	300,000	April 2015	—	—
Notes payable	1,913	6.54%	6,150	2010	162,810	5.83%
Mortgage note payable (a)	839	8.00%	839	June 2007	—	—
Mortgage warehouse facilities	139,106	4.51%	260,000	Annual	101,394	2.78%
Subordinated note payable	—	—	—	—	21,875	7.00%
Series 2000-A bonds payable	227,150	7.97%	227,150	2009-2017	239,165	7.96%
Series 2001-A bonds payable (a)	135,102	3.63%	135,102	August 2006	—	—
Series 2001-4 bonds payable	25,920	8.90%	25,920	2009-2013	28,489	8.90%
Series 2001 bonds payable	106,531	3.51%	106,531	October 2006	111,577	1.89%
Series 2003 bonds payable	9,722	7.76%	9,722	2005-2011	26,190	6.02%
Series 2005 bonds payable	268,644	4.67%	268,644	2011-2012	—	—
	$ 1,531,927		$ 1,690,058		$ 712,500
Senior unsecured notes premium	1,178		—
	$ 1,533,105		$ 1,690,058

(a)	Assumed debt as a result of the Merger described in Note 4.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

10.	Borrowings - Continued:

Revolver and Term Loan. Through December 2004, CNLRP’s short term debt consisted of a $40 million revolving line of credit (the “Revolver”). In February 2005, CNLRP amended the Revolver to increase the capacity from $40 million to $60 million. In February 2005 the Company obtained bridge financing with the lender consisting of a senior collateralized revolving credit facility of up to $125 million and a senior collateralized term loan of up to $650 million. The new revolving facility replaced the Company’s previous revolving line of credit. The bridge financing bore interest at a floating rate of the London Interbank Offer Rate, or LIBOR, plus three percent. In March 2005, the Company reduced the capacity to $385 million on the senior collateralized term loan when it paid off $265 million of the outstanding balance and terminated that portion of the bridge financing. In April 2005, the Company entered into a senior credit facility (the “Facility”) with available capacity of $350 million with a syndicate of lenders. The Company paid approximately $4.5 million in fees to the lenders for lending and administrative services related to the financing. In April 2005, the Company drew on the Facility to pay off the outstanding balance and terminate the bridge Revolver and term loan. The Facility consists of a revolving credit facility in an initial amount of $175 million and a term loan of $175 million. This revolver bears interest at LIBOR plus 2.25 percent per annum, and the interest rate for the term loan facility is LIBOR plus 2.00 percent per annum. The initial maturity date of the revolver is April 2008, with an available one year extension, and the maturity date of the term loan is April 2010. The Company’s obligations under the Facility are guaranteed by substantially all of the Company’s subsidiaries and are collateralized by a pledge of the ownership interests in certain of its direct and indirect subsidiaries.

In May 2005, the Company entered into an interest rate swap agreement, for notional borrowings of $175 million which applies to the Term Loan described above, to protect the Company against fluctuation in the LIBOR rate. Under the interest rate swap agreement, the Company pays a fixed rate of 4.20 percent and receives a floating rate. The floating rate is based on LIBOR. This agreement matures April 1, 2010. The net payments or receipts are recognized as an adjustment to interest expense. The agreement was entered into with a major financial institution, and the Company anticipates that the financial institution will satisfy its obligations under the agreement.

Senior Unsecured Notes. In March 2005, the Company issued $250 million in senior uncollateralized notes. In September 2005, the Company issued an additional $50 million notes at a premium. The notes pay interest semi-annually in arrears at the stated rate of 7.5 percent per annum and are due April 2015. The notes are subordinated to all of the Company’s existing and future collateralized debt. The Company can redeem the notes in whole or in part, at any time on or after April 1, 2010 at specified redemption prices.

Note Payable. In July 2005, the Company sold a portfolio of mortgage loans receivable at a gain of $9.6 million and paid off $157.7 million in Notes Payable that financed the mortgage loans (see Note 9). Upon the sale of the loans and repayment of the related debt, the Company reflected $10.6 million in hedge losses previously recorded in other comprehensive income (loss) to earnings. In addition, during the period from July 1, 2005 to July 18, 2005, the Company recognized a gain of approximately $2 million relating to decreases in the fair value hedge liability prior to the closing of the sale, resulting in a net loss on termination of cash flow hedge of $8.6 million.

Mortgage Note Payable. In February 2005, the Company acquired through the Merger, a mortgage note payable that USRP had assumed as part of an office building acquisition. The mortgage bears interest at a stated rate of 8.0 percent per annum with payments of principal and interest due monthly through June 2007. The Company is currently marketing the office building for sale and will repay this obligation upon sale of the building.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

10.	Borrowings - Continued:

Mortgage Warehouse Facilities. As of December 31, 2004, the Company maintained a $100 million and a $160 million mortgage warehouse facility for the short-term financing of properties purchased with an intent to sell. In February 2005, the $160 million mortgage warehouse facility was renewed with similar terms until February 2006. In May 2005, the $100 million warehouse facility was renewed until May 2006. The amended agreement increased the facility advance rate for real estate acquisitions from 92 percent to 95 percent of the real estate purchase value. The Company pays the warehouse facilities a fee of up to 1.0 percent upon the repayment of individual property sales, depending upon how long the property has been financed.

Subordinated Note Payable. In April 2005, the Company paid in full the $21.875 million subordinated note payable using proceeds from the new senior credit facility described above.

Bonds Payable. In February 2005, the Company acquired through the Merger, Triple Net Lease Mortgage Notes Series 2001-A. The notes bear interest at LIBOR plus 48 basis points and other associated fees of approximately 50 basis points, amortize over fifteen years and have a scheduled final maturity date of August 2006. The notes are collateralized by 267 properties with a carrying value of $242 million at September 30, 2005. The notes include triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated. The Company maintains an interest rate cap agreement with a strike rate of 6.0 percent to protect from future increases in LIBOR.

In March 2005, the Company completed a $275 million offering of Triple Net Lease Mortgage Notes, Series 2005 (the “Series 2005 Bonds”). The notes bear interest at a fixed rate plus other associated fees of approximately 39 basis points, amortize over twenty years and have expected final maturity dates ranging between 2011 to 2012. The notes are collateralized by 326 properties with a carrying value of approximately $321 million at September 30, 2005. The notes include triggers relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal pay down on the outstanding bonds is accelerated.

Through March 2005, the Company entered into four interest rate swaps which were designated as hedges for the Series 2005 Bonds and recorded other comprehensive income of $1.7 million relating to these instruments. The Company terminated these four interest rate swaps in March 2005 when the Company completed the Series 2005 Bonds and received $1.7 million in proceeds. The Company will amortize the $1.7 million recorded in comprehensive income into earnings over seven years, the expected maturity of the Series 2005 Bonds. The Company expects to recognize approximately $0.4 million of that amount in earnings during 2006.

Series B Preferred Stock. The Merger triggered the redemption provisions of the USRP Series B Preferred Stock, as a result, the Company recorded these preferred shares as an obligation on February 25, 2005 in accordance with Statement of Financial Accounting Standards No. 150 - “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“FAS 150”). The obligation was recorded at $32.5 million and included a redemption premium of $7.5 million. The holders of these convertible preferred shares exercised their redemption options and the Company redeemed the $32.5 million obligation in March 2005.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

10.	Borrowings - Continued:

The following schedule of maturities on outstanding indebtedness reflects the annual maturities on the warehouse facilities and assumes that bonds payable amortize in accordance with estimated payment amounts.

(In thousands)

2005	$10,274
2006	402,251
2007	27,805
2008	172,597
2009	34,929
Thereafter	884,071
$1,531,927

11.	Income Tax:

The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT, the Company generally is not subject to corporate level federal income tax on net income it distributes to its stockholders, except for taxes applicable to its taxable REIT subsidiaries (“TRS”).

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

The purchase of real properties with the intent to resell at a profit, the property improvement and redevelopment of real properties, and the operations of convenience and gas stations and restaurants, all of which, among other activities, are conducted within the TRS, are treated as discontinued operations.

On March 31, 2005, other subsidiaries within the REIT purchased from the TRS, a 100 percent interest in a partnership that held a pool of mortgage loans collateralizing a $160.8 million note payable carrying a variable interest rate (the “Loan Transfer”). A portion of variable interest was fixed through the initiation of a hedge transaction. This hedge met the definition of a cash flow hedge, and as a result, changes in its value were reported in other comprehensive income (“OCI”), net of tax. Valuation changes in OCI are required to be reflected net of applicable income taxes at the then applicable effective tax rate.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

11.	Income Tax - Continued:

With the Loan Transfer, the items of income and expense associated with the mortgage loans and related note payable will no longer be reflected in the TRS income tax returns. As a result, any deferred tax asset or liability, and any tax effect of the hedge reflected in OCI will not be realized.

Through June 30, 2005, a tax expense of $6.5 million was recorded in discontinued operations which reflected the Loan Transfer including the estimated impact of the reversal of previously recorded deferred tax accounts related to the loans, the hedge and other tax liabilities of approximately $2.8 million.

During the quarter and nine month period ended September 30, 2005, the Company recorded an income tax expense of approximately $1.3 million and $7.8 million, respectively. The expense is recorded in discontinued operations.

12.	Related Party Transactions:

As a result of the Merger, the Company assumed an existing lease between USRP and Tax Ease, Inc., an affiliate of one of the members of the Board of Directors. The lease is scheduled to expire in October 2007 and requires average annual rental payments of approximately $60,000. Between the date of the Merger and September 30, 2005, the Company received approximately $30,000 in rental payments relating to this lease.

In April 2005, the Company paid off the demand balloon promissory note to CNL Financial Group, Inc., an affiliate of the Chairman of the Board, for the amount of $36.4 million, including accrued interest.

In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “the Plaza”), which owns and operates the office tower in which Company headquarters are located, for $0.2 million. Affiliates of two members of the Board of Directors, including the Chairman, own the remaining partnership interests. The Company severally guaranteed 8.33 percent of an unsecured promissory note on behalf of the Plaza. The guaranty, after a refinancing during 2005 by the Plaza, equated to $1.2 million of the $14 million unsecured promissory note. The guaranty continues through December 31, 2010.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

13.	Stock Options and Restricted Shares:

During 1999, the CNLRP stockholders approved a performance incentive plan and through February 25, 2005, the date of the Merger, CNLRP had not made any awards related to this plan. As a result of the Merger, this performance incentive plan ceased to exist, and the Company adopted USRP’s Flexible Incentive Plan (the “Plan”). Under the Plan, the Company may grant shares of restricted common stock or stock options to purchase common stock. Pursuant to this Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company’s issued and outstanding shares of common stock at the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company’s common stock owned by the optionee, at the Company’s discretion.

As of March 31, 2005, the Company had early adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share−Based Payments” (“FAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. FAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share−based payments for transactions with non−employees. FAS 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires management of the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option−pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires management of the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company elected to adopt the modified prospective application method as provided by FAS 123(R). Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of this standard and for the unvested portion of previously granted awards that are outstanding on that date.

In October 2005, the FASB staff issued FASB Staff Position No. FAS 123(R)-2, “Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R)” (the “FSP”). The FSP provides that the grant date for purposes of accounting for stock-based compensation awards under FAS 123(R) can be established prior to the communication of the key terms of the award to the recipient if certain conditions are met. The application of this FSP did not impact the Company’s financial position or results of operations.

No stock options were issued during the nine months ended September 30, 2005, and previously granted options were fully vested as of the date of the Merger. As a result, no compensation cost was recognized relating to stock options during the nine months ended September 30, 2005. Early adoption of FAS 123(R), and the change from applying the original provisions of Statement of Financial Accounting Standards No. 123, did not have an impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities, and basic and diluted earnings per share for the nine months ended September 30, 2005.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

13.	Stock Options and Restricted Shares - Continued:

The following is a summary of options outstanding by range of exercise price as of September 30, 2005:

	$12.23	$15.50	All options

Options outstanding (in thousands)	4	8	12
Average option price per share	$12.23	$15.50	$14.36
Weighted average contractual life (years)	2.68	1.08	1.63
Options exercisable (in thousands)	4	8	12
Average option price per share	$12.23	$15.50	$14.36

The following is a summary of stock option activity for the nine months ended September 30, 2005:

	Number of options (in thousands)	Weighted average exercise price at grant date

Options outstanding at December 31, 2004	0	$—
Options assumed through Merger	71	14.95
Exercised	(41)	13.72
Forfeited	—	—
Expired	(18)	20.50

Options outstanding and exercisable at September 30, 2005	12	$14.36

In March 2005, the Company granted approximately 0.1 million shares of non-vested stock to members of its board of directors and certain employees. The non-vested shares had a fair market value of approximately $2.4 million based on the Company’s stock price on the date of grant. The Company records compensation expense over the vesting period.
The following is a summary of the status of the Company’s non-vested shares as of September 30, 2005, and changes during the nine months ended September 30, 2005:

	Number of shares (in thousands)	Weighted average fair value at grant date

Non-vested shares at beginning of period	—	$—
Granted	138	17.01
Vested	—	—
Forfeited	(18)	17.20

Non-vested shares at September 30, 2005	120	$16.98

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

13.	Stock Options and Restricted Shares - Continued:

As of September 30, 2005, there was $1.7 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 4 years.

14.	Stockholders’ Equity:

On February 25, 2005, in accordance with the terms of the Merger, 45.2 million shares of CNLRP common stock were converted into 35.2 million shares of the Company’s common stock and 7.2 million of newly issued shares of the Company’s Series C Preferred Stock.

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

Series C Preferred Stock - As described in Note 4, as a result of the Merger, each share of CNLRP’s common stock was converted into 0.7742 shares of the Company’s common stock and 0.16 newly issued shares of the Company’s 7.5 percent Series C Preferred Stock with a liquidation preference of $25.00 per share. The Series C Preferred Stock is not redeemable prior to February 25, 2009, unless the Board of Directors determines that such a redemption is necessary or advisable to preserve the status of the Company as a REIT. On and after February 25, 2009, and with appropriate notice, the Series C Preferred Stock is redeemable, in whole or in part, at the option of the Company for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption, without interest. If fewer than all of the outstanding shares of Series C Preferred Stock are to be redeemed, the Series C Preferred Stock to be redeemed shall be redeemed pro rata (as nearly as may be practicable without creating fractional shares), by lot or by any other equitable method determined by the Company that will not result in a violation of the Ownership Limit, provided that such method satisfies any applicable requirements of any securities exchange on which the Series C Preferred Stock are then listed or any national quotation system on which the Series C Preferred Stock are then quoted. If such redemption is to be by lot and, as a result of such redemption, any holder of a number of shares of Series C Preferred Stock would become a holder of a number of shares of Series C Preferred Stock in excess of the Ownership Limit because such holder’s of shares of Series C Preferred Stock were not redeemed, or were

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

14.	Stockholders’ Equity - Continued:

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

Computation of Earnings Per Common Share - For the quarters and nine months ended September 30, 2005 and 2004, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Quarter ended September 30, 2005
	Income (in thousands) (Numerator)		Shares (in thousands) (Denominator)		Per-Share Amount

Loss from continuing operations	$(781)
Gain on sale of assets	9,620
Less: Preferred stock dividends	(7,176)

Basic Earnings Per Share:
Income from continuing operations available to common stockholders	1,663		57,846		$0.03

Effect of dilutive securities:
Stock options	—		2
Restricted stock	—	(1)	9	(1)
Convertible Preferred Stock	—	(1)	—	(1)

Diluted Earnings Per Share:
Loss from continuing operations available to common shareholders	$1,663		57,857		$0.03

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

14.	Stockholders’ Equity - Continued:

	Quarter ended September 30, 2004
	Income (in thousands) (Numerator)	Shares (in thousands) (Denominator)	Per-Share Amount

Income from continuing operations	$3,357
Gain on sale of assets	134

Basic and Diluted Earnings Per Share:
Income from continuing operations available to common stockholders	$3,491	35,032	$0.10

	Nine months ended September 30, 2005
	Income (in thousands) (Numerator)		Shares (in thousands) (Denominator)		Per-Share Amount

Income from continuing operations	$2,967
Gain on sale of assets	9,643
Less: Preferred stock dividends	(17,275)

Basic Earnings Per Share:
Loss from continuing operations available to common stockholders	(4,665)		53,204		$(0.09)

Effect of dilutive securities:
Stock options	—	(2)	—	(2)
Restricted stock	—	(2)	—	(2)
Convertible Preferred Stock	—	(2)	—	(2)

Diluted Earnings Per Share:
Loss from continuing operations available to common shareholders	$(4,665)		53,204		$(0.09)

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

14.	Stockholders’ Equity - Continued:

	Nine months ended September 30, 2004
	Income (in thousands) (Numerator)	Shares (in thousands) (Denominator)	Per-Share Amount

Income from continuing operations	$7,652
Gain on sale of assets	140

Basic and Diluted Earnings Per Share:
Income from continuing operations available to common stockholders	$7,792	35,032	$0.22

(1)
For the quarter ended September 30, 2005, the potential dilution from the conversion of Series A and Series C Preferred Stock into 16.6 million shares of common stock and approximately 0.1 million shares of restricted common stock were excluded from the computation of diluted earnings per share as these Common Stock Equivalents were anti-dilutive.

(2)
For the nine months ended September 30, 2005, the potential dilution from the Company’s outstanding Common Stock Equivalents was anti-dilutive to the loss from continuing operations per share calculation. As such, these amounts were excluded from weighted average shares. Stock options to purchase approximately 0.012 million shares of common stock, approximately 0.12 million shares of restricted common stock and the conversion of Series A and Series C Preferred Stock into 16.6 million shares of common stock were excluded from the computation of diluted earnings per share as these Common Stock Equivalents were anti-dilutive.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

14.	Stockholders’ Equity - Continued:

The following presentation assumes that the Series C Preferred Stock issued to the CNLRP stockholders in connection with the merger was outstanding for all periods presented.

	(In thousands)
	Quarters ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Historical income (loss) from continuing operations and gain of sale of assets less preferred stock dividends	$1,663	$3,491	$(4,665)	$7,792
Proforma adjustment for Series C Preferred Stock dividends	—	(3,396)	(2,264)	(10,188)
Proforma income (loss) from continuing operations allocable to common stockholders	$1,663	$95	$(6,929)	$(2,396)

Basic and diluted proforma earnings (loss) per share:

From continuing operations	$0.03	$—	$(0.13)	$(0.07)
From discontinued operations	0.17	0.33	0.53	0.78
	$0.20	$0.33	$0.40	$0.71

The Company has an effective registration statement (the “shelf registration”), with the SEC to issue up to $700 million in debt, common stock or preferred stock. During the nine months ended September 30, 2005, the Company sold 0.2 million shares of common stock at a range of $16.50 to $16.67 per share under the shelf registration. The proceeds are used for general corporate purposes.

15.	Segment Information:

The Company has established separate legal entities to operate and measure the real estate and specialty finance segments.

The real estate segment primarily acquires and holds real estate. It also holds certain mortgage and equipment loans generally until maturity. The specialty finance segment offers financing, servicing, advisory and other services to restaurant operators and acquires primarily restaurant real estate properties subject to triple-net leases, utilizing short-term debt, and then sells them generally within one year.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

15.	Segment Information - Continued:

The following tables summarize the results for the real estate and specialty finance segments. Consolidating eliminations and results of the parent company are reflected in the “other” column.

	Quarter ended September 30, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$48,728	$3,333	$(1,298)	$50,763

Expenses:
General operating and administrative	2,522	5,697	(911)	7,308
Interest expense	22,393	2,145	(325)	24,213
Property expenses, state and other taxes	2,111	183	(52)	2,242
Depreciation and amortization	8,092	459	—	8,551
Loss on termination of cash flow hedge	8,558	—	—	8,558
Impairments and provisions/(recovery) on assets	1,250	(628)	—	622
Minority interest net of equity in earnings	50	—	—	50
	44,976	7,856	(1,288)	51,544
Discontinued operations:
Income from discontinued operations, net of income tax	3,313	6,712	—	10,025

Gain on sale of assets	9,620	—	—	9,620

Net income/(loss)	$16,685	$2,189	$(10)	$18,864

Assets at September 30, 2005	$2,200,501	$395,707	$(6,984)	$2,589,224

Investments accounted for under the equity method at September 30, 2005	$860	$—	$—	$860

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

15.	Segment Information - (Continued):

	Quarter ended September 30, 2004 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$19,860	$8,133	$(928)	$27,065

Expenses:
General operating and administrative	1,705	4,872	(470)	6,107
Interest expense	7,441	4,657	148	12,246
Property expenses, state and other taxes	47	—	—	47
Depreciation and amortization	2,730	246	—	2,976
Impairments and provisions on assets	1,422	302	—	1,724
Minority interest net of equity in earnings	2	606	—	608
	13,347	10,683	(322)	23,708
Discontinued operations:
Income from discontinued operations, net of income tax	1,894	9,531	—	11,425

Gain on sale of assets	134	—	—	134

Net income/(loss)	$8,541	$6,981	$(606)	$14,916

Assets at September 30, 2004	$788,998	$499,731	$(2,694)	$1,286,035

Investments accounted for under the equity method at September 30, 2004	$995	$—	$—	$995

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

15.	Segment Information - (Continued):

	Nine months ended September 30, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$126,319	$12,532	$(3,477)	$135,374

Expenses:
General operating and administrative	9,636	21,165	(2,561)	28,240
Interest expense	58,260	8,186	(474)	65,972
Property expenses, state and other taxes	5,331	489	(418)	5,402
Depreciation and amortization	21,383	1,017	—	22,400
Loss on termination of cash flow hedge	8,558	—	—	8,558
Impairments and provisions/(recovery) on assets	797	(499)	—	298
Minority interest net of equity in earnings	150	1,387	—	1,537
	104,115	31,745	(3,453)	132,407
Discontinued operations:
Income from discontinued operations, net of income tax	4,648	23,205	—	27,853

Gain on sale of assets	9,643	—	—	9,643

Net income/(loss)	$36,495	$3,992	$(24)	$40,463

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

15.	Segment Information - (Continued):

	Nine months ended September 30, 2004 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$58,299	$22,061	$(2,343)	$78,017

Expenses:
General operating and administrative	6,079	14,497	(1,511)	19,065
Interest expense	21,805	14,067	198	36,070
Property expenses, state and other taxes	384	—	—	384
Depreciation and amortization	8,013	618	—	8,631
Loss on termination of cash flow hedge	—	940	—	940
Impairments and provisions on assets	2,115	660	—	2,775
Minority interest net of equity in earnings	33	2,467	—	2,500
	38,429	33,249	(1,313)	70,365
Discontinued operations:
Income from discontinued operations, net of income tax	3,886	23,308	—	27,194

Gain on sale of assets	140	—	—	140

Net income/(loss)	$23,896	$12,120	$(1,030)	$34,986

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

16.	Commitments and Contingencies:

During the nine months ended September 30, 2005, the Company incurred $2.6 million in ground rent expense related to properties acquired through the Merger. The remaining lease terms (excluding renewal option terms) expire between 2005 and 2014. Minimum future lease obligations at September 30, 2005 are as follows:

(In thousands)
2005	$1,005
2006	3,527
2007	3,077
2008	2,344
2009	1,605
Thereafter	2,605
$14,163

In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants. These commitments, including development agreements, if accepted by the potential tenants, obligate the Company to purchase sale leaseback properties. At September 30, 2005, the Company had committed to purchase $103.5 million in real estate properties.

As of September 30, 2005, the Company had entered into 32 operating leases relating to real estate held for sale which provide that, in the event the Company sells the leased property before the fifth lease year, the annual rent will increase to the fifth year annual rent effective on the day of the sale, and that the Company will compensate the tenant for the increase.

As part of the Merger, in connection with certain gas station properties, the Company assumed certain agreements that obligate the Company to pay a release price should a gas station property change gas brands. The agreements are customary in the retail petroleum industry. Some, but not all, of the agreements release the Company from the aforementioned obligation upon the sale of the property to a third party.

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs’ Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, and subsidiaries of the Company in the District Court of Dallas County, Texas (the “Court”). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed mergers between the Income Funds and USRP and that the Company, subsidiaries of the Company and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleged that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demanded an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs did not add any parties or claims, but they did add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the mergers. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2005 and 2004
(UNAUDITED)

16.	Commitments and Contingencies:

Appeal of the Order of Dismissal. Management of the Company believes the claims against the Company are without merit and intend to defend vigorously against such claims.

During 2004, Management Strategies, Inc. (“MSI”) filed a lawsuit against USRP. The complaint alleges that USRP is obligated to reimburse MSI approximately $3 million related to sales and fuel tax liabilities MSI has to the State of Georgia. In addition, the Company has filed a counterclaim for $2.0 million related to an unpaid note plus interest. Management of the Company believes the claims against the Company are without merit and intend to defend vigorously against such claims.

During the nine months ended September 30, 2005, hurricanes Katrina and Rita caused personal and property damage in Texas, Florida, Louisiana and Mississippi, which are states in which the Company owns many properties. A total of 217 stores in the Company’s current real estate portfolio were located in FEMA designated disaster counties affected by these hurricanes. Management was able to make contact with tenants and borrowers on 213 sites who reported that they experienced minimal damage. As of November 7, 2005, the tenants and the borrower on the remaining four sites impacted by hurricanes Katrina or Rita had neither responded to inquiries nor had management of the Company been able to contact anyone at the stores. The stores are generally leased to tenants subject to triple net leases, meaning that the tenant is responsible for repairs and maintenance on the properties, and is required to pay the real estate taxes and maintain full property insurance coverage on these properties. In many cases, the Company also requires the tenant to carry business interruption insurance which would provide for payment of rent while the store is closed.  The Company anticipates that the tenant's insurance will cover the damages from the hurricanes. In the event the tenant’s insurance does not cover damage incurred, and the tenant does not have resources to cover the difference, the Company carries contingent property coverage that will pay for repairs when the tenant’s insurance is either insufficient or non-existent.

17.	Subsequent Event:

During the last week in October, hurricane Wilma, a less severe storm, made landfall in South Florida. A total of 67 stores in the Company’s current real estate portfolio were located in FEMA designated disaster counties affected by hurricane Wilma. While it is still somewhat early, management has heard back from 16 sites that reported that they experienced minimal damage, 14 of which had re-opened the stores for business shortly after the storm.  Based on the news coverage during the two weeks following the storm, it appears that the personal and property damage caused by hurricane Wilma has been less extensive than hurricanes Katrina and Rita so the Company does not expect there to be significant damage that would not be covered by the tenant's insurance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by the terms such as “believe,”“expect,”“may,”“intend,”“might,”“plan,”“estimate,”“project,” and “should”. Although we believe expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include:

•	changes in general economic conditions;
•
general risks affecting the real estate industry (including, without limitation, the inability to enter into or renew leases on favorable terms, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•
general risks affecting the restaurant industry (including, without limitation, any disruption in the supply or quality of ingredients, the availability of labor, and the continued demand for restaurant dining);

•
financing may not be available on favorable terms or at all, and our cash flow from operations and access to attractive capital may be insufficient to fund existing operations, or growth in new acquisitions and developments;

•	changes in interest rates;
•	our ability to refinance existing financial obligations at favorable terms;
•	our ability to locate suitable tenants for our properties and similarly resolve any mortgage loan delinquencies;
•	the ability of tenants and borrowers to make payments under their agreements with us;
•
possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;
•	our ability to effect an integration of recently merged properties and operations;
•	our ability to re-lease or sell properties that are currently vacant or that may become vacant; and
•	our ability to sell mortgage loans or net lease properties on a favorable and timely basis.

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

Business

Trustreet Properties, Inc. is the new name we adopted upon the merger of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005. We are a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.

For the past twenty years, we have financed real estate subject to triple-net leases to national and regional restaurant operators like Burger King, Golden Corral, IHOP, Jack in the Box and Bennigan’s. Our key customers are:

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

Strategy 1: Financing Free-standing Restaurant and Retail Real Estate

We own over 2,000 properties at September 30, 2005 with an investment of $2.0 billion, substantially all of which are leased to restaurant operators. We are the largest provider of net-lease financing to the restaurant industry and we also offer investment banking and advisory services through our subsidiary, Trustreet Investment Banking, LLC. Beginning in 1995 through September 30, 2005, and not taking into account the volume generated by USRP, our management team has provided financing solutions to restaurant operators in the form of:

•	$2.3 billion in properties purchased under sale leaseback terms including approximately $364.6 million during the nine months ended September 30, 2005 and $247 million throughout 2004; and
•	$3.3 billion in mortgage loans, including $2.2 billion more recently through our strategic alliance with Bank of America.

The combination of both net-lease and the mortgage financing, is attractive to restaurant operators because we provide them with a single source to assist in optimizing their capital structures. We believe that the financial returns expected by equity investors in the restaurant sector will drive public restaurant companies to seriously consider monetizing all or a portion of their on-balance sheet real estate. We believe we are well positioned to acquire the restaurant operators’ real estate because of the following competitive advantages:

•	consistent source of financing dedicated almost exclusively to the restaurant industry for more than twenty years;
•	our ability to finance transactions in excess of $100 million;
•	relationships with most of the major restaurant concepts and significant franchisees in those systems;
•	the experience and expertise of our senior marketing representatives;
•	the intellectual capital that resides in our investment banking services group; and
•	our strategic alliance that offers a source of mortgage financing.

Before we purchase a property and enter into a long-term triple-net lease with a restaurant operator, the transaction undergoes a rigorous analysis. Our analysis includes:

•	credit underwriting of the restaurant concept;
•	credit underwriting of the potential tenant;
•	physical inspection of the real estate;
•	assessment of whether the properties should be held for long-term investment or held for sale; and
•	review and approval by our Investment Committee that includes senior executives, including the CEO and CFO, separate from the marketing team.

We expect that the properties we purchase for investment purposes in the next six months will average a lease rate in a range of 8.5 - 9.75 percent including the impact of straight lining of rents. The term “straight lining of rent” refers to a requirement by generally accepted accounting principles that we average tenant rent payments over the life of the lease. In addition to $364.6 million in property acquisitions through September 30, 2005, we had $9 million in property acquisitions in October and as of November 7, 2005, had $123 million under commitment that we expect will close in the next six months. We expect over time to hold more of our new acquisitions than we sell through the Investment Property Sales (“IPS”) program. While we will continue to make selected acquisitions in the convenience and gas station sector, we expect the predominant amount of our new property acquisitions will continue to be in the restaurant industry. We actively survey the market seeking to identify other asset classes where we believe we can compete effectively. Also, while we do not currently own any restaurants outside of the United States, we sometimes examine international financing opportunities for established restaurant companies.

Strategy 2: Maximizing the Potential of our Real Estate Portfolio

Our real estate portfolio consists of 1,906 properties with a net carrying value of $1.9 billion at September 30, 2005. We employ standard processes to evaluate the real estate within the portfolio and actively manage the risk profile. We examine the concept, tenant and geographic concentrations. We review the leases expiring in future periods to proactively manage that risk. Periodically, we will sell properties to realize appreciation on our original investment. In addition, we examine and evaluate alternatives for vacant properties. Those alternatives include re-leasing the property, selling the property and reinvesting the proceeds, or possibly redeveloping the real estate with a different restaurant or other retail concept to either continue to hold for investment or list for sale.

As of September 30, 2005, we had 46 properties with a net carrying value of $24.1 million with leases expiring in the next 15 months, and had 80 properties with a net carrying value of $45.1 million that are vacant with no lease. We will continue to manage these properties, and reduce the number of vacant properties in the next 15 months either by locating suitable tenants to lease the properties from us or selling the vacant sites and reinvesting the sales proceeds in replacement properties.

The following tables illustrate as of September 30, 2005 the diversification in our real estate portfolio in terms of annualized base rent. The table shows our top ten concepts, tenants, and states ranked as a percentage of total annualized base rent. We believe our diversification by concept, tenant and state enhances the stability of our cash flow by reducing exposure to a single concept, tenant or geographic area.

Concept	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent	Average Remaining Lease Term (Years)

Burger King	174	9.1%	7.7%	10.18
Golden Corral	85	4.4%	7.6%	6.75
Jack in the Box (*)	114	6.0%	7.0%	9.00
Arby’s	151	7.9%	6.3%	10.71
International House of Pancakes	63	3.3%	4.3%	14.04
Captain D’s	102	5.3%	3.7%	17.40
Bennigan’s	30	1.6%	3.6%	11.38
Wendy’s	55	2.9%	3.0%	13.60
Denny’s	47	2.5%	2.7%	8.64
Pizza Hut	121	6.3%	2.6%	7.51

(*) Excludes four sites leased by Jack in the Box, Inc. but operated as a different concept.

Tenant	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent	Average Remaining Lease Term (Years)

Jack in the Box, Inc. and Jack in the Box Eastern Division L.P.	114	6.0%	7.1%	9.04
Golden Corral Corporation	71	3.7%	6.3%	6.31
IHOP Properties	60	3.1%	4.2%	14.16
S&A Properties Corporation	34	1.8%	3.5%	12.79
Captain D’s, LLC	93	4.9%	3.5%	17.88
Sybra Inc.	85	4.4%	3.4%	11.37
Texas Taco Cabana, LP	31	1.6%	2.2%	11.72
El Chico Restaurants, Inc.	23	1.2%	1.9%	10.15
Carrols Corporation	38	2.0%	1.9%	8.54
The Restaurant Company	18	0.9%	1.9%	19.84

State	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent	Average Remaining Lease Term (Years)

Texas	406	21.2%	19.8%	9.83
Florida	179	9.4%	11.2%	11.08
Georgia	121	6.3%	5.6%	12.17
Ohio	89	4.7%	4.8%	9.94
Illinois	66	3.5%	4.2%	10.04
Tennessee	94	4.9%	3.9%	10.97
North Carolina	94	4.9%	3.9%	9.32
California	59	3.1%	3.9%	10.28
Missouri	52	2.7%	3.0%	11.45
Arizona	46	2.4%	2.7%	9.78

Our third quarter acquisitions in 2005 added diversity to our overall portfolio, decreased our relative exposure to Burger King and Golden Corral and decreased our relative base rents derived in Texas and Florida.

Approximately 62 percent of our leases have terms that expire in 2015 or later and the average remaining lease term of our portfolio is approximately 11 years. Our leases typically provide for initial terms of 15-20 years, plus renewal options. The triple-net lease is a long-term lease that requires the tenant to pay property expenses. This form of lease generally insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. At September 30, 2005, our total annualized base rent on our real estate portfolio was approximately $184.9 million, without giving effect to any rent escalations after 2005 and without giving effect to any contingent rental income earned based on tenant restaurant sales in excess of thresholds as defined in the leases.

One of the risks we face is that a tenant's financial condition could deteriorate, and rental payments could be interrupted. In the event of a tenant bankruptcy, we may be required to fund certain expenses in order to retain control or take possession of the property and its operations. This could expose us to successor liabilities and further affect liquidity. Also, we may determine that the property’s value has been impaired leading to a charge to earnings.

Strategy 3: Sale of Real Estate to Investors

Beginning in 2001, we have sold more than $1 billion in properties through our Investment Property Sales (“IPS” program) generating more than $121 million in real estate gains. At September 30, 2005, we hold about 138 properties for sale to investors through our IPS program with an investment of $164 million, including 118 properties with an investment of $145 million recently purchased by our specialty finance segment and funded by $139.1 million in mortgage warehouse debt. The 138 properties also include 20 properties with an investment of $19 million acquired through the merger. When we purchase a property, we determine whether we want to hold it in our portfolio or sell the property through our IPS program. When determining if a property is to be held for investment or held for sale, we consider our existing portfolio profile. We examine attributes such as lease rate, concept, tenant concentration, geographic concentration and general real estate and economic market trends in the property’s location. We hold properties we believe will provide appreciation in excess of the general market over time and which contribute favorably to the weighted average term and yield of the portfolio.

Many buyers of our properties are those motivated to defer taxes on commercial properties they have sold through the reinvestment of the proceeds in a timely fashion as permitted under the Internal Revenue Code. In addition, we have buyers who are attracted to our real estate because of its location, concept, tenant and income potential. Our properties typically sell in the $1.5 million to $3.0 million price range. We primarily employ direct marketing efforts to sell our properties and our website (Trustreet1031.com) lists our available properties for sale.

We expect our percentage net gain on the sale of real estate in 2005 to exceed the level achieved by CNLRP for the year 2004, which was 15.8 percent. In the nine months ended September 30, 2005, net gains from the IPS program were 18.5 percent. Flip gains have continued to perform in an above average manner due to the continuing high demand for real estate. This has in turn, led to increased competition for real estate product that by its nature is in limited supply.

Our IPS program complements our sale leaseback financing and we believe it provides us with a competitive advantage in securing and managing larger transactions. Our ability to commit to larger transactions significantly reduces competition. Our strong alliances and business relationships also distinguish us from our competitors.

Strategy 4: Property Improvement and Redevelopment

Through our acquisition and due diligence process, we actively seek to identify properties that are suitable for development as restaurants. When the highest and best use of a parcel is outside of the restaurant industry, other retail uses are considered. Once a parcel is identified, we actively explore development opportunities including build-to-suit and leasing activities. These assets are then either held in the portfolio for long term appreciation or sold to enhance our profits. Through September 30, 2005, these activities had generated $1 million in gains. We had 37 properties with an investment of $45 million at September 30, 2005. We anticipate recognizing approximately $4 to $5 million in gains from the sale of several of these properties in the fourth quarter of 2005.

Overview of Management Discussion and Analysis

The financial statements of Trustreet Properties, Inc. reflect the merger of CNLRP, USRP and the Income Funds on February 25, 2005. Our officers are former CNLRP officers, and the majority of the Board of Directors are former CNLRP directors. The financial statements therefore present CNLRP as the acquiror for financial reporting purposes. Therefore, the financial results included in this Form 10-Q include the historical financial results of only CNLRP for the quarter and nine months ended September 30, 2004. In addition, the nine months ended September 30, 2005 includes the financial results of only CNLRP from January 1, 2005 through February 24, 2005 and the financial results of the all merged entities from February 25, 2005 through September 30, 2005.

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

Liquidity and Capital Resources

We intend to meet our short-term liquidity requirements through cash flows provided by operations, our line of credit, our warehouse lines, and other short-term borrowings. We expect our ability to generate cash will be sufficient to meet our short-term liquidity needs which include:

•	operating expenses;
•	current debt service requirements;
•	distributions on our common and preferred equity;
         •      initial funding of properties we intend to hold for investment;
         •      initial funding of properties we intend to sell through our IPS program; and
•	federal income taxes.

Equity Issuance

We consider our long-term liquidity requirements to include the repayment of maturing debt, including borrowings under our revolving credit facilities used to fund properties held for investment. We intend to meet our long-term liquidity requirements by raising equity or debt capital, and by selling select properties. We expect to use the proceeds from property sales predominantly for reinvestment in new properties or for the reduction of debt. We currently have an effective shelf registration statement with the Securities and Exchange Commission to issue up to $700 million in debt, common or preferred shares. Through November 7, 2005, we sold 1.1 million shares of common stock at prices ranging between $14.85 and $16.67 per share, totaling $16.4 million.

Disposition of Non-Core Assets

On June 9, 2005, we received an unsolicited expression of interest from a third party to purchase mortgage loans held for investment. When negotiations commenced, we discontinued hedge accounting for a cash flow hedge relating to variable rate debt that would be repaid if the loans were sold. Between June 9 and June 30, 2005, the change in the value of the hedge of approximately $12 thousand was reflected in earnings. On July 15, 2005, upon the satisfaction of a number of conditions required by the buyer and the approval of our Board of Directors, a purchase contract was entered into to sell the loans at a price of $194 million plus the actual cost to unwind the cash flow hedge. The transaction was consummated on July 18, 2005 when we received sales proceeds of $203.8 million. We used the net proceeds from the sale to pay $157.7 million in debt (due June 2007) that was collateralized by the mortgage loans receivable, pay $8.6 million to terminate the swap and used $35 million to pay down a portion of the outstanding balance on our Revolver.

As part of the merger, the Company acquired several convenience, gas and restaurant operations which were under contract to sell as of the date of the merger. In September 2005, the Company sold eighteen gas station operating units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii. The sales proceeds of $10.2 million are being held in escrow as of September 30, 2005, pending clearance of certain sales tax issues. In accordance with purchase accounting rules, the values assigned to these assets at the merger date were the expected net sales proceeds per the contract. As a result, the Company did not record any gain or loss on the sale of these assets.

Hurricane Impact

During the nine months ended September 30, 2005, hurricanes Katrina and Rita caused personal and property damage in Texas, Florida, Louisiana and Mississippi, which are states in which we own many properties. A total of 217 stores in our current real estate portfolio were located in FEMA designated disaster counties affected by these hurricanes. We were able to make contact with tenants and borrowers on 213 sites who reported that they experienced minimal damage. As of November 7, 2005, the tenants and the borrower on the remaining four sites impacted by hurricanes Katrina or Rita had neither responded to inquiries nor had we been able to contact anyone at the stores.   During the last week in October, hurricane Wilma, a less severe storm, made landfall in South Florida. A total of 67 stores in our current real estate portfolio were located in FEMA designated disaster counties affected by hurricane Wilma. While it is still somewhat early, we have heard back from 16 sites that reported that they experienced minimal damage, 14 of which had re-opened the stores for business shortly after the storm.  Based on the news coverage during the two weeks following the storm, it appears that the personal and property damage caused by hurricane Wilma has been less extensive than hurricanes Katrina and Rita so we do not expect there to be significant damage that would not be covered by the tenant's insurance. Our stores are generally leased to tenants subject to triple net leases, meaning that the tenant is responsible for repairs and maintenance on the properties, and is required to pay the real estate taxes and maintain full property insurance coverage on these properties. In many cases, we also require the tenant to carry business interruption insurance which would provide for payment of rent while the store is closed.  We anticipate that the tenant's insurance will cover the damages from the hurricanes.  In the event the tenant’s insurance does not cover damage incurred, and the tenant does not have resources to cover the difference, we carry contingent property coverage that will pay for repairs when the tenant’s insurance is either insufficient or non-existent. As of November 7, 2005, based on information available to us, we were not aware of significant damage to properties affected by the hurricanes that would not be covered by insurance coverage carried by either the tenant or us as landlord.

Financial Structure

Our current capitalization structure is a combination of secured debt, senior unsecured debt, convertible preferred stock and common stock. Our total debt to total assets ratio at September 30, 2005 was approximately 59 percent, and our collateralized debt to total assets was approximately 35 percent. While we believe the revenues from long-term triple net leases provide sufficient margin and stability at our current debt levels, we intend to reduce those levels over the next forty-eight to sixty months through selective equity issuances and the sale of certain non-core assets. Our pipeline of new properties to purchase has remained robust in 2005 and we will seek to fund these purchases through a combination of our warehouse credit facilities, secured debt, unsecured debt, sales of properties and equity. We continue to evaluate the mix of capital options as we seek to gradually reduce our total debt as a percentage of assets.

Merger Financing

On February 25, 2005, we completed the mergers and CNLRP stockholders received 0.7742 shares of USRP common stock and 0.16 shares of newly issued USRP 7.5% Series C Redeemable Convertible Preferred Stock (“Preferred-C” for each CNLRP share). The Preferred-C has a liquidation preference of $25.00 per share. The aggregate dollar value of merger consideration received by CNLRP stockholders was approximately $788 million based on the closing stock price of USRP common on February 24, 2005 and the liquidation value of Preferred-C. CNLRP was considered the acquiror for accounting purposes. The purchase price used to account for the exchange of interests between USRP and CNLRP was $473 million before transaction costs. Income Fund limited partners received approximately 84 percent of their consideration in cash and the remainder in existing USRP Series A Cumulative Convertible Stock (“Preferred-A”). The Preferred-A has a liquidation preference of $25.00 per share. Total consideration received by the Income Fund partners was approximately $545 million based on the February 24, 2005 trading price of the Preferred-A. The Income Fund acquisitions were accounted for as a purchase with a price of $538 million. The USRP common, Preferred-A, and Preferred-C shares are all traded on the New York Stock Exchange using our new ticker symbol, TSY.

We restructured our debt in the six weeks immediately following the merger. We initially entered into bridge facilities with an aggregate capacity of $775.0 million to fund the cash portion of the merger and address impending debt maturities. Between February 25 and April 8, 2005, we obtained permanent financings to pay down the bridge facilities. Those included a $275.0 million net lease securitization due in 2012, $250.0 million in senior unsecured notes due in 2015, a $175.0 million five-year term loan and a revolving credit facility with a maximum capacity of $175 million. In September 2005, we issued $50 million in additional senior unsecured notes as an add-on to the $250 million notes issued in March of 2005. We used the proceeds initially to decrease the Revolver and then subsequently used the Revolver to acquire properties held for investment. As of September 30, 2005, the entire $175 million capacity was available to us under the Revolver based on certain covenants and borrowing base requirements, against which $142 million had been drawn.

Our debt structure at September 30, 2005 is as follows:

Debt	Balance (in millions)	Approximate Interest Rates	Expected Maturity Date	Type

Mortgage Warehouse Facility	$ 77.5	LIBOR + .90%	Feb-06	Collateralized
Mortgage Warehouse Facility	61.6	LIBOR + .90%	May-06	Collateralized
Series 2001-A Bonds (a)	135.1	LIBOR + .98%	Aug-06	Collateralized
Series 2001 Bonds (a)	106.5	LIBOR + .94%	Oct-06	Collateralized
Notes Payable (a)	2.8	Commercial Paper + 1.25%	2005-2011	Collateralized
Revolver (a)	142.0	LIBOR + 2.25%	April-08	Collateralized
Five Year Term Loan (a)	175.0	LIBOR + 2.00%	April-10	Collateralized
Series 2003 Bonds (a)	9.7	LIBOR + 5.00%	2005-2011	Collateralized
Series 2001-4 Bonds	25.9	8.90%	2009-2013	Collateralized
Series 2005 Bonds	268.6	4.67%	2011-2012	Collateralized
Senior Unsecured Notes (b)	301.2	7.50%	Apr-15	Uncollateralized
Series 2000-A Bonds	227.2	7.97%	2009-2017	Collateralized

Total Debt	$ 1,533.1

(a)	We have entered into hedging transactions to minimize the sensitivity of floating rate debt in the form of swaps and caps, as described further under “Market Risk”.
(b)	Balance includes a premium of $1.2 million at September 30, 2005.

Our weighted average expected maturity of debt, excluding our line of credit and the short-term warehouse credit facilities, was approximately 5.88 years at September 30, 2005 and 6.86 years at September 30, 2004. We have two secured financings that total $241.6 million that mature in 2006. The 2006 maturities are collateralized by properties with a book value of $406.3 million at September 30, 2005. We intend to evaluate a variety of alternatives to refinance these maturating obligations based on market conditions.

At September 30, 2005, we had the following funds available to us:

(in millions)

Mortgage Warehouse Facilities	$120.9
Revolver	33.0
Cash and Cash Equivalents	27.1
$181.0

Cash Flows

	Nine Months ended September 30, 2005	Nine Months ended September 30, 2004
	(in millions)

Cash flows provided by operating activities	$33.2	$1.8
Cash flows provided by/(used in) investing activities	(356.4)	32.4
Cash flows provided by/(used in) financing activities	327.6	(53.7)

Net increase (decrease) in cash and cash equivalents	4.4	(19.5)
Cash and cash equivalents at beginning of year	22.7	37.0

Cash and cash equivalents at end of period	$27.1	$17.5

The abbreviated information from the condensed consolidated statements of cash flows provided above illustrates the impact of the $450.0 million in Income Fund properties acquired through the various merger and merger-related financings. It also reflects a larger amount of cash used for investing activities as some $178 million in properties purchased were designated as held for long term investment during the nine months ended September 30, 2005 while properties purchased throughout 2004 were virtually all designated as held for sale, and thus treated as an operating cash flow. The change in net cash provided by operating activities of $33.2 million in the nine months ended September 30, 2005 from $1.8 million in the nine months ended September 30, 2004, was partially the result of having sold more properties than were purchased with an intent to resell in the current period compared to having purchased more similarly designated properties than were sold in the first nine months of 2004. In addition, cash from operations increased in the current nine month period due to an increase in net rental revenues (net of any property related expenses) resulting from the increase in the real estate portfolio from last year.

Off-Balance Sheet Transactions

We currently hold residual interests in two securitizations, the assets and liabilities of which are not consolidated into our financial statements. The carrying value of our investment in the bond certificates was $17.1 million at September 30, 2005. Both are recorded as investments in the consolidated financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at September 30, 2005:

	Mortgage loans	Bonds outstanding
	in pool at par	at face value
	(in millions)
Loans and debt supporting 1998-1 Certificates	$141.5	$141.5
Loans and debt supporting 1999-1 Certificates	206.3	206.3
	$347.8	$347.8

Contractual Obligations, Contingent Liabilities and Commitments.

The following table presents contractual cash obligations and related payment periods as of September 30, 2005:

	Payments due by period (in millions)
Contractual cash obligations:	thru 2005	2006 to 2007	2008 to 2009	Thereafter	Total

Borrowings (1)	$10.3	$430.1	$207.5	$884.0	$1,531.9
Ground leases	1.0	6.6	4.0	2.6	14.2
Leased office space (2)	0.4	2.4	2.5	6.8	12.1
Total contractual cash obligations	$11.7	$439.1	$214.0	$893.4	$1,558.2

The following table presents commitments, contingencies and guarantees and related expiration periods as of September 30, 2005:

	Estimated payments due by period (in millions)
Commitments, contingencies and guarantees	thru 2005	2006 to 2007	2008 to 2009	Thereafter	Total

Guaranty of unsecured promissory note (2)	$1.2	$—	$—	$—	$1.2
Property purchase commitments (3)	103.5	—	—	—	103.5
Fuel purchase commitments (4)	—	—	—	—	—
Litigation (5)	—	—	—	—	—

Total commitments, contingencies and guarantees	$104.7	$—	$—	$—	$104.7

(1)
The maturities on outstanding indebtedness assumes loan repayments are made on the mortgage warehouse facilities in accordance with the contractual obligation even though these warehouses are typically renewed each year. The maturities on outstanding indebtedness also assumes that bonds payable amortize in accordance with estimated payment amounts.

(2)
We own an interest in two limited partnerships and affiliates of two of our directors own the remaining partnership interests. We severally guaranteed $1.2 million of the limited partnerships’ $14 million unsecured promissory notes. The guaranty continues through December 31, 2010 when the note matures. We lease our office space from these limited partnerships at approximately $1.5 million per year, with scheduled rent increases. Our lease expires in 2014.

(3)
Represents opportunities for net lease property purchases approved for funding and accepted by sellers as of September 30, 2005. During October 2005 we had $9 million in property purchases and as of November 7, 2005 had total commitments worth $123 million subject to a leaseback.

(4)
As part of the Merger, we assumed several products sales contracts that committed us to purchase a minimum quantity of fuel, at a predetermined margin over an index, at terms ranging from one to three years relating to certain gas station properties and the fuel terminal operations. The contracts are customary in the retail petroleum industry and secure a readily available supply of fuel at competitive market prices. We are in the process of transferring the majority of these purchase commitments to the buyer of the fuel terminal operation. We intend to transfer or terminate, where possible, any remaining purchase commitment when it relates to properties or operations sold. In addition, in connection with certain gas station properties, we assumed certain agreements that obligate us to pay a release price should a gas station property change gas brands. The agreements are customary in the retail petroleum industry. Some, but not all, of the agreements release us from the aforementioned obligation upon the sale of the property to a third party.

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

Dividend Policy

We intend to make distributions to shareholders in order to comply with REIT qualification requirements under the federal tax code. Preferred-A pays a quarterly dividend at an annualized rate of $1.93 per share and Preferred-C pays a quarterly dividend at an annualized rate of $1.875 per share. Common stock dividends are currently declared and paid monthly, currently at $0.11 cents per share annualized at $1.32 per share. We intend to maintain a dividend rate on our common stock that is less than our funds from operations allocable to our common stockholders, in accordance with our debt agreements.

Market Risk

We use fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose us to market risk related to changes in interest rates. A summary of our debt obligations at September 30 are set forth in Note 9 to the financial statements included in Item 1. We review our borrowings and attempt to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. As of September 30, 2005, we had the following derivative instruments outstanding:

Type of Hedge ($ in millions)	Notional Amount (in millions)	Cap Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at September 30, 2005 (in millions)

Interest Rate Swap (five Year Term Loan)	$175	4.202%	5/16/05	4/1/10	$2.1
Interest Rate Cap (series 2001-A Bonds)	$180	6.000%	8/13/01	8/26/06	$—
Interest Rate Cap (Series 2001 Bonds)	$132	4.500%	9/28/01	10/25/06	$0.2
Interest Rate Cap (Series 2003 Bonds)	$30	3.500%	12/17/03	2/1/11	$0.7

In May 2005, we entered into an interest rate swap to hedge the $175 million five year term loan.

At September 30, 2005, we had fixed rate debt of $823 million and floating rate debt of $710 million. At September 30, 2005, the weighted average rate on the floating rate debt is 4.70 percent. We have entered into hedging transactions in response to the sensitivity that is inherent in floating rate debt, but certain of those hedging transactions have caps that cause the rate sensitivity to be reduced but not eliminated. The impact on net income available to common shareholders and on cash flows over the next twelve months that would result from a one percentage point variance in interest rates on floating rate debt would be approximately $5.0 million (pre-tax), holding all other variables constant.

Results of Operations

Financial Reporting

Over the last couple of years, we have managed, operated and reported our business in two distinct segments. Due to the recent merger, we are in the process of re-evaluating the way we manage and monitor our business and are evaluating the need to realign our segments. For the quarter and nine months ended September 30, 2005, the results of each segment are discussed on a stand-alone basis below. Our consolidated financial statements reflect both segments, less amounts eliminated relating to transactions between segments.

Real estate segment: Generally, the majority of our earnings are derived from this segment, the assets of which include our properties subject to triple-net leases and mortgage, equipment and other loans to third parties. The segment’s earnings are from rental income, interest income on loans, proceeds from dispositions of properties sold to manage portfolio risk and income from retained interests in our prior loan securitizations.

Specialty finance segment: This segment includes our IPS program and our subsidiary Trustreet Investment Banking, LLC where we provide services to national and regional restaurant operators. This segment’s earnings are from lease income prior to sale and net gains from investment property sales and to a lesser extent, investment banking and other service revenues. This segment historically has earnings from interest income on mortgage loans as well. The majority of these loans were transferred to the real estate segment on March 31, 2005 and subsequently sold to an unrelated third party in July 2005.

The following table presents components of net income, including income from continuing and discontinued operations, by segment. It also reflects the elimination of transactions between segments used to prepare the consolidated financial statements.

	Quarter ended September 30, (in thousands)
	2005	2004
Revenues:
Real estate	$48,728	$19,860
Specialty finance	3,333	8,133
Other*	(1,298)	(928)
Total revenues	50,763	27,065

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	5,933	3,176
Specialty finance	5,252	5,780
Other*	(963)	(470)
Total operating expenses excluding interest, depreciation, and amortization**	10,222	8,486

Depreciation and amortization expense:
Real estate	8,092	2,730
Specialty finance	459	246
Total depreciation and amortization expense	8,551	2,976

Interest expense:
Real estate	22,393	7,441
Specialty finance	2,145	4,657
Other*	(325)	148
Total interest expense	24,213	12,246

Loss on termination of cash flow hedge - Real estate	8,558	—

Total expenses	51,544	23,708

Income/(loss) from continuing operations, net	(781)	3,357

Income from discontinued operations, after income taxes:
Real estate	3,313	1,894
Specialty finance	6,712	9,531
Total income from discontinued operations, after income taxes	10,025	11,425

Gain on sale of assets - Real estate	9,620	134

Net income	$18,864	$14,916

	Nine months ended September 30, (in thousands)
	2005	2004
Revenues:
Real estate	$126,319	$58,299
Specialty finance	12,532	22,061
Other*	(3,477)	(2,343)
Total revenues	135,374	78,017

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	15,914	8,611
Specialty finance	22,542	17,624
Other*	(2,979)	(1,511)
Total operating expenses excluding interest, depreciation, and amortization**	35,477	24,724

Depreciation and amortization expense:
Real estate	21,383	8,013
Specialty finance	1,017	618
Total depreciation and amortization expense	22,400	8,631

Interest expense:
Real estate	58,260	21,805
Specialty finance	8,186	14,067
Other*	(474)	198
Total interest expense	65,972	36,070

Loss on termination of cash flow hedge:
Real estate	8,558	—
Specialty finance	—	940
Total loss on termination of cash flow hedge	8,558	940

Total expenses	132,407	70,365

Income from continuing operations, net	2,967	7,652

Income from discontinued operations, after income taxes:
Real estate	4,648	3,886
Specialty finance	23,205	23,308
Total income from discontinued operations, after income taxes	27,853	27,194

Gain on sale of assets - Real estate	9,643	140

Net income	$40,463	$34,986

* relates primarily to eliminations of transactions between segments
**	also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated subsidiaries

Revenues:

Revenues in the real estate segment were comprised of the following:

	Quarter Ended September 30, (in thousands)				Nine Months Ended September 30, (in thousands)
	2005	% of total segment revenues	2004	% of total segment revenues	2005	% of total segment revenues	2004	% of total segment revenues
Rental income	$45,119	93%	$16,661	84%	$113,503	90%	$49,611	85%
Interest income	2,030	4%	1,478	7%	8,687	7%	3,923	7%
Other	1,579	3%	1,721	9%	4,129	3%	4,765	8%
Total Revenues	$48,728	100%	$19,860	100%	$126,319	100%	$58,299	100%

Real estate segment revenues include primarily rental income on operating and capital leases which increased in the quarter and nine months ended September 30, 2005 as a result of the merger transaction on February 25, 2005 in which approximately $1 billion of new properties were added, increasing the property portfolio to $1.7 billion. Rental income in the quarter and nine months ended September 30, 2005 increased 171 percent and 129 percent, respectively, as compared to the same periods in the prior year. The weighted average lease rate on the portfolio was 10.1 percent and 10.4 percent in the nine months ended September 30, 2005 and 2004, respectively. The portfolio as of September 30, 2005 has a more significant number of properties subject to ground leases that reduce the net lease rate. The portfolio from USRP included certain ground leases that were subleased to tenants but for which the lessor remained legally responsible for those liabilities in the event the tenant did not pay. The sublease rents received are recorded as rental revenues and the payments are recorded in property expenses. A portfolio acquisition on September 27, 2005 provided little impact to the quarter and nine months ended September 30, 2005 but is expected to continue to increase rental income and the segment’s rental income as a percentage of total segment revenues.

Interest income in the real estate segment of $2.0 million and $1.5 million in the quarters ended September 30, 2005 and 2004, respectively, and $8.7 million and $3.9 million in the nine months ended September 30, 2005 and 2004, respectively, is generated by our portfolio of mortgage, equipment and other notes receivable held by this segment. These increases were a result of adding $15 million in former USRP loans to this segment and $198.2 million in loans that were moved from the specialty finance segment to the real estate segment on March 31, 2005. As described below, the real estate segment sold these loans in July 2005 and as a result of the sale, interest income is expected to continue to decrease relative to total revenues in the future.

On July 18, 2005, the real estate segment sold the mortgage loans receivable, as described above in “Liquidity and Capital Resources” for $203.8 million and recorded a gain on sale of loans of approximately $9.8 million. In July 2005, the real estate segment recognized as income approximately $1.1 million in deferred loan origination fees that were being recorded as income over the term of the mortgage loans receivable. Upon the sale of the loans and the repayment of the related debt, the real estate segment reflected $10.6 million in hedge losses previously recorded in other comprehensive income (loss) to earnings. In addition, during the period from July 1, 2005 to July 18, 2005, the real estate segment recognized a gain of approximately $2 million relating to decreases in the cash flow hedge liability prior to the closing of the sale.

Included in other income in the real estate segment is investment income earned on bonds held in mortgage loan securitizations. Other income decreased approximately $0.1 million and $0.7 million during the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in the prior year, as a result of our sale of $11.2 million of these bonds to third parties and the extinguishments in September 2004 of $4.0 million in bonds issued by our specialty finance segment. These decreases were partially offset by the recognition as income during the quarter ended September 30, 2005 of approximately $1.1 million in deferred loan origination fees discussed above.

Specialty finance segment revenues were $3.3 million and $12.5 million in the quarter and nine months ended September 30, 2005, respectively, compared with $8.1 million and $22.1 million in the quarter and nine months ended September 30, 2004, respectively. Revenues associated with properties acquired with the intent to resell are recorded as revenue within discontinued operations and are not included here. This revenue therefore consists primarily of interest income on a portfolio of mortgage loans receivable held by this segment. Most of the loans held by the specialty finance segment were moved to the real estate segment on March 31, 2005, causing a significant decrease in specialty finance segment revenues in 2005 as compared to 2004. As described above, the real estate segment sold these loans to an unrelated third party in July 2005.

Operating expenses, excluding depreciation, amortization and interest:

Operating expenses, excluding interest, depreciation and amortization are presented in the following charts that detail the results by segment. The real estate segment portion of these costs consisted of the following:

	Quarter Ended September 30, (in thousands)				Nine Months Ended September 30, (in thousands)
	2005	% of total segment revenues	2004	% of total segment revenues	2005	% of total segment revenues	2004	% of total segment revenues
General operating and administrative	$2,522	5%	$1,705	9%	$9,635	8%	$6,079	10%
Property expenses, state and other taxes	2,111	4%	47	—	5,331	4%	384	1%
Other	1,300	3%	1,424	7%	948	1%	2,148	4%
	$5,933	12%	$3,176	16%	$15,914	13%	$8,611	15%

General operating and administrative expenses in the real estate segment have increased 48 percent in the current quarter and 58 percent in the current nine-month period. Costs are higher in the current quarter and nine-month period as a result of having increased the rental portfolio to $1.7 billion upon the February 25, 2005 merger. These expenses include $0.7 million in the current nine-month period allocated to this segment as a result of the grant of stock and related cash compensation to members of our Board of Directors and employees. In addition, reflected in the specialty finance segment discussion of general operating and administrative below, various issues have increased the overall costs that are, in turn, allocated between segments. This increase was offset by a decrease in expenses resulting from the shift in the internal reporting of certain property improvement and redevelopment activities which, until 2005, reported through the real estate segment, as we view those activities as more appropriately aligned with the specialty finance segment. Direct and indirect payroll relating to these property improvement and redevelopment activities approximated $0.4 million and $1.4 million in the quarter and nine months ended September 30, 2004, respectively.

Property expenses, state and other taxes increased compared to prior periods primarily as a result of having increased the rental portfolio upon the merger as discussed above. Included in property expenses, state and other taxes are approximately $0.3 million in ground rents each month that we are able to bill to our tenants, with such billings included in rental revenues.

Other expenses decreased during the quarter and nine months ended September 30, 2005 as compared to the same periods in the prior year due to a decrease in property impairments related to properties held for investment.

Operating expenses, excluding interest, depreciation, and amortization in the specialty finance segment consisted of the following:

	Quarter Ended September 30, (in thousands)		Nine Months Ended September 30, (in thousands)
	2005	2004	2005	2004
General operating and administrative	$5,697	$4,872	$21,165	$14,497
Property expenses, state and other taxes	183	—	489	—
Other	(628)	908	888	3,127
	$5,252	$5,780	$22,542	$17,624

General operating and administrative expenses in the specialty finance segment have increased 17 percent and 46 percent in the current quarter and nine-month period, respectively. There are a number of items that have impacted the comparability between current and prior periods that are summarized as follows:

•
Our expenses in this segment include a $2.0 million charge in the current nine-month period allocated to this segment resulting from a grant of stock and related cash compensation to members of our Board of Directors and employees.

•
The specialty finance segment provides lease and loan servicing to our real estate segment and to third parties. As servicer, we utilize property management software to account for leasing transactions and to capture other tenant and lease information. More than a year ago, we decided to upgrade our technology platform supporting this function. We incurred certain costs during the current quarter and nine month period necessary to assure a successful transition to the new application and the integration of USRP and Income Fund assets.

•
We have incurred additional expenses with the integration of the merged portfolios. While our servicing fee income in this segment for the management of the larger portfolio was increased for the seven-month period after the merger, we incurred various one-time setup expenses in the nine month period to add new properties creating an excess of new expenses over new revenues that should stabilize in the future. The Income Fund portfolio had been previously serviced by the specialty finance segment, and did not create significant additional integration costs.

•
Prior to 2005 certain services were purchased from affiliates of two of our board members. These included human resources, tax planning and compliance, computer systems support, investor relations and other services. Throughout the nine months ended September 30, 2005, we brought substantially all of these functions internally in an initiative that began in November 2004. During this process, we incurred certain expenses such as recruitment and training of new employees and the separate licensure and maintenance of software previously leveraged among a wider enterprise affiliated with certain Board members.

•
We have shifted the internal reporting of certain property improvement and redevelopment activities previously reported through the real estate segment, as we view those expanding activities as more appropriately aligned with the specialty finance segment. Direct and indirect payroll relating to the property improvement and redevelopment activities approximated $0.8 million and $2.4 million in the quarter and nine months ended September 30, 2005, respectively.

Property expenses in this segment represent activities in property improvement and redevelopment transitions from the real estate segment this year and costs associated with activities merged into this segment from USRP. The decrease in the line item for other expenses relates to impairments, the receipt of an amount due to the Company that was previously not considered collectible and a decrease in the minority interest in income of consolidated joint ventures during the quarter and nine-month period ended September 30, 2005. This decrease was due to a decrease in net income of the consolidated joint venture from a decline in the number of properties available for sale. We sold the last remaining properties in 2005 and dissolved the joint venture in July 2005.

Interest Expense

Interest expenses for each segment is illustrated in the following table:

	Quarter Ended		Nine Months Ended
	September 30, (in thousands)		September 30, (in thousands)
	2005	2004	2005	2004
Real estate	$22,393	$7,441	$58,260	$21,805
Specialty finance	2,145	4,657	8,186	14,067
Other	(325)	148	(474)	198
	$24,213	$12,246	$65,972	$36,070

Interest expense in the real estate segment increased approximately $15.0 million and $36.5 million, or 201 percent and 167 percent, during the quarter and nine-month period ended September 30, 2005, respectively, due to the increased level of debt. Total debt at the real estate segment increased to $1.4 billion at September 30, 2005 versus $0.4 billion at September 30, 2004. The increase was a result of debt assumed in the merger and from the merger financings completed by April 2005. This increase also included the movement on March 31, 2005 of $161 million in debt that financed a pool of mortgage loans that together were transferred from the specialty finance segment into the real estate segment. In July 2005, the real estate segment sold the mortgage loans receivable, as described above in “Liquidity and Capital Resources”, and used a portion of the proceeds to repay the debt collateralized by these loans. As a result of the pay down, interest expense relating to these loans ceased in July 2005. The weighted average interest rate on borrowings was 5.87 percent at September 30, 2005 versus 5.88 percent at September 30, 2004. Included in interest expense within the real estate segment is amortization of deferred financing costs of $2.5 million and $1.2 million for the quarters ended September 30, 2005 and 2004, respectively, and $6.6 million and $3.3 million for the nine months ended September 30, 2005 and 2004, respectively. The increase in deferred financing costs in 2005 was due to incurring costs to put the new merger financing in place between February and April 2005.

Interest expense at the specialty finance segment decreased $2.6 million and $5.9 million during the quarter and nine-month period ended September 30, 2005. Specialty finance segment debt is primarily the warehouse credit facilities that provide short-term financing of properties in the investment property sales program, with a floating interest rate based on LIBOR. The decreases were primarily due to the transfer of the pool of mortgage loans and related $161 million of debt to the real estate segment on March 31, 2005. The weighted average cost of the warehouse credit facilities was 4.83 percent and 2.66 percent in the quarters ended September 30, 2005 and 2004, respectively, and 4.51 percent and 2.61 percent in the nine months ended September 30, 2005 and 2004, respectively, reflecting the increase in short term financing rates.

Depreciation and Amortization

Depreciation and amortization expenses for each segment is illustrated in the following table:

	Quarter Ended		Nine Months Ended
	September 30, (in thousands)		September 30, (in thousands)
	2005	2004	2005	2004
Real estate	$8,092	$2,730	$21,383	$8,013
Specialty finance	459	246	1,017	618
	$8,551	$2,976	$22,400	$8,631

The real estate segment experienced an increase in depreciation and amortization expense of $5.4 million and $13.4 million or 196 percent and 167 percent in the quarter and nine-months ended September 30, 2005, respectively, when compared to the same periods in 2004. This increase is the result of the merger increasing the rental portfolio to $1.7 billion. After adjusting for the additional amortization of intangible assets identified at the time of merger, there remain increases of 143 percent and 116 percent in depreciation and amortization expense in the quarter and nine-month period ended September 30, 2005, respectively, that correlate to increases of 171 percent and 129 percent in this segment’s rental revenues.

Loss on Termination of Cash Flow Hedge

During the quarter and nine months ended September 30, 2005 the real estate segment recorded a loss on termination of cash flow hedge of $8.6 million. In July 2005 the real estate segment sold a portfolio of mortgage loans, repaid the related debt and recorded a $10.6 million loss on termination of cash flow hedge that was previously recorded in other comprehensive income (loss). This amount was partially offset by approximately $2 million which represented the decrease during the quarter ended September 30, 2005 in the fair value of the hedge liability prior to the sale of the loans. The sale of these loans is discussed below in Gain on Sale of Assets.

During the nine months ended September 30, 2004, the specialty finance segment recorded a loss on termination of cash flow hedge of $0.9 million. This loss was recorded when the specialty finance segment unwound a portion of its cash flow hedge to comply with its hedge agreement.

Gain on Sale of Assets

During the quarter and nine months ended September 30, 2005, gain on sale of assets of $9.6 million was recorded by the real estate segment. This gain resulted from the July 2005 sale of approximately $194 million of mortgage loans to a third party. The sale of these loans is discussed above in Loss on Termination of Cash Flow Hedge.

Discontinued Operations

We break discontinued operations into two categories, real estate and retail. In the real estate category, under generally accepted accounting principles (“GAAP”), when a property is designated as held for sale, such as all of the properties purchased under our IPS program, all income and certain expenses relating to the property and the ultimate gain or loss realized upon its disposition are treated as discontinued operations for all periods presented. If an existing investment property is so designated, depreciation is discontinued. Revenues associated with these properties are not reflected in the “Revenues” line item in our income statement, but instead, along with expenses and any gain or loss from its sale, are presented separately under the “Income (loss) from discontinued operations”. In addition, only operating and administrative expenses that are directly attributable to acquiring or selling these properties are allocated to the “Income (loss) from discontinued operations” and all other general and operating and administrative expenses are allocated to “Income (loss) from continuing operations”.

	Quarter Ended September 30, (in thousands)
	2005	2005	2004	2004
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$19,473	$52,542	$7,755	$89,864
Cost of real estate sold	16,581	45,476	4,822	78,355
Gain on sale of real estate	2,892	7,066	2,933	11,509
Net other income (expense)	421	958	(749)	2,414
Earnings from real estate discontinued operations before tax	3,313	8,024	2,184	13,923

Retail operations revenue	—	14,317	3,549	—
Retail cost of sales	—	14,281	3,839	—
Earnings (loss) from retail discontinued operations before tax	—	36	(290)	—

Income tax provision	—	(1,348)	—	(4,392)

Income from discontinued operations, after income taxes	$3,313	$6,712	$1,894	$9,531

	Nine Months Ended September 30, (in thousands)
	2005	2005	2004	2004
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$32,950	$180,335	$26,728	$197,360
Cost of real estate sold	29,230	152,086	21,835	171,887
Gain on sale of real estate	3,720	28,249	4,893	25,473
Net other income (expense)	928	1,814	(549)	5,461
Earnings from real estate discontinued operations before tax	4,648	30,063	4,344	30,934

Retail operations revenue	—	34,776	11,106	—
Retail cost of sales	—	33,878	11,564	—
Earnings (loss) from retail discontinued operations before tax	—	898	(458)	—

Income tax provision	—	(7,756)	—	(7,626)

Income from discontinued operations, after income taxes	$4,648	$23,205	$3,886	$23,308

Our real estate segment periodically sells properties in the portfolio. We may have a performing property and believe it to be an opportune time to sell the asset and realize value. Also, we believe the best strategy to resolve certain vacant properties is to sell them. We sold $19.5 million and $7.8 million in properties during the third quarters of 2005 and 2004, respectively, generating gains of $2.9 million in each quarter. During the nine months ended September 30, 2005 and 2004 we sold $33 million and $26.7 million in properties, respectively, generating gains of $3.7 million and $4.9 million, respectively.

While GAAP requires us to disclose our investment property sales program as a discontinued operation, we do not manage it in that manner. It is a vital business operation that was developed over the last five years that allows us to compete on large transactions and appropriately mitigate risk and manage concentrations. Since 2001, in our specialty finance segment, we have sold approximately $1.05 billion in restaurant properties generating net gains of $122.8 million. In the third quarter of 2005, we sold $52.5 million in properties generating a 15.5 percent margin or $7.1 million gain. In the third quarter of 2004, we sold $89.9 million in properties generating a 14.7 percent margin or $11.5 million gain. In the nine month-period ended September 30, 2005, we sold $180.3 million in properties generating an 18.6 percent margin or $28.2 million gain. In the nine-month period ended September 30, 2004, we sold $197.4 million in properties generating a 14.8 percent margin or $25.5 million gain. At September 30, 2005, we had approximately $208.5 million in real estate held for sale in our specialty finance segment.

Our specialty finance segment operated 18 convenience and gas stores in Hawaii. This business was previously acquired and operated by USRP and was acquired in the merger. On February 24, 2005, a definitive agreement to sell the business to Aloha Petroleum, Ltd. ("Aloha") was reached. The terms of that agreement result in us maintaining ownership of the real estate on eleven convenience and gas properties, which would be leased to Aloha. On April 27, 2005 we were informed by the Hawaii Attorney General's office, that they, along with the Federal Trade Commission (“FTC”), were conducting an investigation into whether the proposed transaction may violate state and federal antitrust laws. In July, the FTC filed suit in federal court seeking injunctive relief to block the consummation of the planned sale and subsequently reversed its position and allowed the sale to take place. As described above in “Liquidity and Capital Resources”, we did not record any gain or loss on the sale of these assets. During the quarter and nine-month period ended September 30, 2005, the Hawaiian operations produced pre-tax income of approximately $0.04 million and $0.9 million, respectively, before consideration of indirect corporate overhead.

In 2004, our real estate segment operated twelve restaurants in a subsidiary that was sold in the fourth quarter of 2004. While not our core expertise, if a franchisee is experiencing financial difficulties, we will examine our options, one of which may be the acquisition of the operations of the franchisee. This may help preserve the value of our real estate investment.

The Company is primarily treated as a REIT and generally records no tax expense. However, we have a taxable REIT subsidiary ("TRS”), where various business operations take place including the IPS program. The TRS recorded an income tax provision of $1.3 million for the quarter ended September 30, 2005 and an income tax provision of $4.4 million for the quarter ended September 30, 2004. The TRS recorded an income tax provision of approximately $7.8 million and $7.6 million for the nine months ended September 30, 2005 and 2004, respectively.

The $7.8 million income tax provision at September 30, 2005 includes a nonrecurring, non-cash $2.7 million deferred tax charge resulting from the transfer of loans from the TRS to the REIT. The mortgage loans, with a principal balance of $185.7 million and a value of $194 million, were transferred to more appropriately align the holding of those mortgage loans with our objective of holding real estate properties as long-term investments. The transfer was executed by way of a purchase of a 100 percent interest in the subsidiary that held the mortgage loans. We initially entered into an interest rate swap in 2002 to mitigate a portion of the variability related to the interest costs on our borrowings that financed the loans. The hedge met the definition of a cash flow hedge, and as a result, changes in its value period to period are reported in other comprehensive income ("OCI"). Valuation changes in the swap are required to be reflected net of applicable income taxes at the then applicable tax rate. The hedge liability generated a deferred tax asset in 2002 that was offset by a valuation allowance. In 2003, we met the criteria under GAAP to reverse the valuation allowance, and in effect realized the tax benefit through net income and not OCI. With this accounting treatment, all future valuation adjustments to the hedge liability impact both earnings and OCI. Had we not transferred the pool of loans to the real estate segment, the $2.7 million charge in the nine months ended September 30, 2005 would have continued to be amortized as a charge to earnings over the life of the hedge contract.

As of September 30, 2005, we had early adopted the provisions of FAS 123(R), “Share−Based Payments” which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. FAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share−based payments for transactions with non−employees. FAS 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires us to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option−pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires us to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. We elected to adopt the modified prospective application method as provided by FAS 123(R). Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of this standard and for the unvested portion of previously granted awards that are outstanding on that date. Early adoption of FAS 123(R), and the change from applying the original provisions of FAS 123, did not have an impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities, and basic and diluted earnings per share for the quarter and nine months ended September 30, 2005 as all previously granted options were vested.

In December 2004, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 153, “Exchange of Non-Monetary Assets” (“FAS 153”). FAS 153 addresses the measurement of exchanges of non-monetary assets. It eliminates the exception from fair value measurement for non-monetary exchange of similar productive assets under APB Opinion No. 29, “Accounting for Non-Monetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. A non-monetary exchange has commercial substance if the entity’s future cash flows are expected to significantly change as a result of the exchange. The provisions of this statement are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding the Company’s market risk at December 31, 2004 is included in its Annual Report on Form 8-K for the year ended December 31, 2004. The material changes in the Company’s market risk are discussed in Item 2 above. Information regarding the Company’s market risk relating to changes in interest rates is incorporated herein by reference to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk” herein.

Item 4. Controls and Procedures.

Quarterly Evaluation. Management updated its key controls related to internal control over financial reporting as of September 30, 2005 and carried out an evaluation as of September 30, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This update and evaluation were done under the supervision and with the participation of management, including the Company’s Chief Executive Officer and Chief Financial Officer. Rules adopted by the SEC require that management present the conclusions of the Chief Executive Officer and Chief Financial Officer about the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this quarterly report.

CEO and CFO Certifications. Included as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q are forms of “Certification” of the Company’s Chief Executive Officer and Chief Financial Officer. The forms of Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Quarterly Report on Form 10-Q that you are currently reading is the information concerning the evaluation referred to in the Section 302 certifications. This information should be read in conjunction with the Section 302 certifications for a more complete understanding of the topics presented.

Disclosure Controls and Procedures and Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate disclosure controls and procedures and internal control over financial reporting. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934, such as this Quarterly Report on Form 10-Q, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of management or the Company’s Board of Directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material adverse effect on the Company’s financial statements.

Limitations on the Effectiveness of Controls. Management, including the Company’s Chief Executive Officer and Chief Financial Officer, do not expect that the Company’s disclosure controls and procedures or the Company’s internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management’s override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Scope of the Assessments. The assessment by the Company’s Chief Executive Officer and the Company’s Chief Financial Officer of the Company’s disclosure controls and procedures included a review of procedures and discussions with other employees in the Company’s organization. In the course of the assessments, management sought to identify data errors, control problems or acts of fraud and to confirm that appropriate corrective action, including process improvements, were being undertaken. The assessments of the Company’s disclosure controls and procedures is done on a quarterly basis so that the conclusions can be reported in the Company’s Quarterly Reports on Form 10-Q. The Company’s key controls related to its internal control over financial reporting are updated on a quarterly basis by management and other personnel in the Company’s accounting department.

The Company considers the results of these various assessment activities as the Company monitors its disclosure controls and procedures and its internal control over financial reporting and when deciding to make modifications as necessary. The Company’s intent in this regard is that the disclosure controls and procedures and the internal control over financial reporting will be maintained and updated (including with improvements and corrections) as conditions warrant. Among other matters, the Company’s management sought in its update of key controls to determine whether there were any “material weaknesses” in the Company’s internal control over financial reporting, or whether management had identified any acts of fraud involving senior management, management or other personnel who have a significant role in the Company’s internal control over financial reporting. This information was important both for the update generally and because the Section 302 certifications require the Company’s Chief Executive Officer and Chief Financial Officer disclose that information, along with any “significant deficiencies,” to the Audit Committee of the Company’s Board of Directors and to the Company’s independent auditors. In the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a “material weakness” is defined as a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A “significant deficiency” is a “control deficiency,” or a combination of control deficiencies, that adversely affects the ability to initiate, authorize, record, process or report external financial data reliably in accordance with generally accepted accounting principles such that there is more than a remote likelihood that a misstatement of the annual or interim financial statements that is more than inconsequential will not be prevented or detected. A “control deficiency” exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

Evaluation of the Effectiveness of Disclosure Controls and Procedures. Based upon the evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, including changes that would have resulted from the merger of CNLRP and the Income Funds with and into USRP on February 25, 2005.

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

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in the Income Funds, filed a class action lawsuit on behalf of the limited partners of the Income Funds against the Company, CNLRP, the Income Funds, the general partners of the Income Funds, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. in the District Court of Dallas County, Texas (Cause No. 05-00083). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed mergers between the Income Funds and subsidiaries of the operating partnership of the Company and that the Company and CNLRP aided and abetted such alleged breaches of fiduciary duties. The complaint further alleged that the Income Funds’ general partners violated provisions of the Income Funds’ partnership agreements and demanded an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, including an injunction of the mergers. On April 26, 2005, a supplemental plea to jurisdiction hearing was held with a ruling expected May 13, 2005. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. The management of the Company is evaluating the lawsuit, but believes that the likelihood of a material unfavorable outcome is remote. The management of the Company believes that the claims against the Company are without merit and intends to defend vigorously against such claims.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. Inapplicable

Item 3. Defaults Upon Senior Securities. Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders. Inapplicable.

Item 5. Other Information. Inapplicable.

Item 6. Exhibits.

Exhibits

2.1
Agreement and Plan of Merger by and between the Registrant and CNL Restaurant Properties, Inc., dated as of August 9, 2004 (previously filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

2.2
Agreements and Plans of Merger by and among the Registrant, a separate, wholly-owned subsidiary of the operating partnership of the Registrant and each of the 18 CNL Income Funds (previously filed as Exhibits 2.2 - 2.19 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

3.1
Restated Articles of Incorporation of the Registrant dated November 11, 1997, as amended by the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 and the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 (previously filed as Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws (previously filed as Exhibit 3.1 on the Company’s current report on Form 8-K filed on August 15, 2005 and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-21403) and incorporated herein by reference).

4.2
Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series A Cumulative Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K filed on November 14, 1997 and incorporated herein by reference).

4.3
Amendment to Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series A Cumulative Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K filed on February 25, 2005 and incorporated herein by reference).

4.4
Articles Supplementary Classifying and Designating a Series of Preferred Stock as 8% Series B Convertible Preferred Stock (previously filed as Exhibit 4.01 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.5
Articles Supplementary Classifying and Designating a Series of Preferred Stock as 8% Series B-1 Convertible Preferred Stock (previously filed as Exhibit 99.5 to the Registrant’s current report on Form 8-K filed on September 16, 2004 and incorporated herein by reference).

4.6
Articles Supplementary Establishing and Fixing The Rights and Preferences of 7.5% Series C Redeemable Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Registrant’s registration statement on Form 8-A (File No. 001-13089) and incorporated herein by reference).

4.7
Specimen of 7.5% Series C Redeemable Convertible Preferred Stock Certificate (previously filed as Exhibit 4.2 to the Registrant’s registration statement on Form 8-A (File No. 001-13089) and incorporated herein by reference).

4.8
Indenture dated as of March 4, 2005, among Net Lease Funding 2005, LP, MBIA Insurance Corporation and Wells Fargo Bank, N.A., as indenture trustee relating to $275,000,000 Triple Net Lease Mortgage Notes, Series 2005 (previously filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K filed on March 10, 2005 and incorporated herein by reference).

4.9
Securities Purchase Agreement relating to the Series B Preferred Stock (previously filed as Exhibit 4.02 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.10
Registration Rights Agreement relating to Series B Preferred Stock (previously filed as Exhibit 4.03 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.11	Stock Purchase Warrant - Omnicron Master Trust (previously filed as Exhibit 4.04 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.12	Stock Purchase Warrant - The Riverview Group, LLC (previously filed as Exhibit 4.05 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.13
Registration Rights Agreement by and between the Registrant, LSF3 Capital Investments I, LLC and LSF3 Capital Investments II, LLC dated as of March 9, 2001 (previously filed as Exhibit 10.5 to the Schedule 13D filed by LSF3 Capital Investments I, LLC, and the other reporting persons named therein, on March 19, 2001 and incorporated herein by reference).

4.14
Indenture, dated as of March 23, 2005, between the Registrant and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 ½% Senior Noted due 2015 (previously filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 28, 2005 and incorporated herein by reference).

4*
Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant.

10.6	Registrant Flexible Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference).

10.7
Bridge Credit Agreement dated as of February 25, 2005, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and certain other lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on March 3, 2005 and incorporated herein by reference).

10.8
Bridge Credit Agreement dated as of February 25, 2005, by and among Net Lease Funding 2005, LP, as borrower, Bank of America, as Administrative Agent, and certain other lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on March 3, 2005 and incorporated herein by reference).

10.9
Credit Agreement, dated as of April 8, 2005, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Key Bank, National Association, as Syndication Agent, Credit Suisse First Boston, Societe Generale, and Wachovia Bank National Association, as Co-Documentation Agents, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

10.10
Pledge Agreement, dated as of April 8, 2005, by substantially all of the Borrower’s domestic subsidiaries, in favor of Bank of America, N.A., in its capacity as Administrative Agent (previously filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

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

Date: November 9, 2005	TRUSTREET PROPERTIES, INC.

By:

/s/ CURTIS B. MCWILLIAMS
Curtis B. McWilliams
Chief Executive Officer

By:

/s/ STEVEN D. SHACKELFORD
Steven D. Shackelford
Chief Financial Officer

EXHIBIT INDEX

2.1
Agreement and Plan of Merger by and between the Registrant and CNL Restaurant Properties, Inc., dated as of August 9, 2004 (previously filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

2.2
Agreements and Plans of Merger by and among the Registrant, a separate, wholly-owned subsidiary of the operating partnership of the Registrant and each of the 18 CNL Income Funds (previously filed as Exhibits 2.2 - 2.19 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

3.1
Restated Articles of Incorporation of the Registrant dated November 11, 1997, as amended by the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 and the Articles of Amendment to the Articles of Restatement of the Registrant dated February 24, 2005 (previously filed as Exhibit 3.1 to the Registrant’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2005 and incorporated herein by reference).

3.2	Third Amended and Restated Bylaws (previously filed as Exhibit 3.1 on the Company’s current report on Form 8-K filed on August 15, 2005 and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-21403) and incorporated herein by reference).

4.2
Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series A Cumulative Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K filed on November 14, 1997 and incorporated herein by reference).

4.3
Amendment to Articles Supplementary Classifying and Designating a Series of Preferred Stock as Series A Cumulative Convertible Preferred Stock (previously filed as Exhibit 3.2 to the Registrant’s current report on Form 8-K filed on February 25, 2005 and incorporated herein by reference).

4.4
Articles Supplementary Classifying and Designating a Series of Preferred Stock as 8% Series B Convertible Preferred Stock (previously filed as Exhibit 4.01 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.5
Articles Supplementary Classifying and Designating a Series of Preferred Stock as 8% Series B-1 Convertible Preferred Stock (previously filed as Exhibit 99.5 to the Registrant’s current report on Form 8-K filed on September 16, 2004 and incorporated herein by reference).

4.6
Articles Supplementary Establishing and Fixing The Rights and Preferences of 7.5% Series C Redeemable Convertible Preferred Stock (previously filed as Exhibit 4.1 to the Registrant’s registration statement on Form 8-A (File No. 001-13089) and incorporated herein by reference).

4.7
Specimen of 7.5% Series C Redeemable Convertible Preferred Stock Certificate (previously filed as Exhibit 4.2 to the Registrant’s registration statement on Form 8-A (File No. 001-13089) and incorporated herein by reference).

4.8
Indenture dated as of March 4, 2005, among Net Lease Funding 2005, LP, MBIA Insurance Corporation and Wells Fargo Bank, N.A., as indenture trustee relating to $275,000,000 Triple Net Lease Mortgage Notes, Series 2005 (previously filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K filed on March 10, 2005 and incorporated herein by reference).

4.9
Securities Purchase Agreement relating to the Series B Preferred Stock (previously filed as Exhibit 4.02 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.10
Registration Rights Agreement relating to Series B Preferred Stock (previously filed as Exhibit 4.03 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.11	Stock Purchase Warrant - Omnicron Master Trust (previously filed as Exhibit 4.04 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.12	Stock Purchase Warrant - The Riverview Group, LLC (previously filed as Exhibit 4.05 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.13
Registration Rights Agreement by and between the Registrant, LSF3 Capital Investments I, LLC and LSF3 Capital Investments II, LLC dated as of March 9, 2001 (previously filed as Exhibit 10.5 to the Schedule 13D filed by LSF3 Capital Investments I, LLC, and the other reporting persons named therein, on March 19, 2001 and incorporated herein by reference).

4.14
Indenture, dated as of March 23, 2005, between the Registrant and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 ½% Senior Noted due 2015 (previously filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 28, 2005 and incorporated herein by reference).

4*
Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant.

10.6	Registrant Flexible Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference).

10.7
Bridge Credit Agreement dated as of February 25, 2005, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, and certain other lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on March 3, 2005 and incorporated herein by reference).

10.8
Bridge Credit Agreement dated as of February 25, 2005, by and among Net Lease Funding 2005, LP, as borrower, Bank of America, as Administrative Agent, and certain other lenders party thereto, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on March 3, 2005 and incorporated herein by reference).

10.9
Credit Agreement, dated as of April 8, 2005, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Key Bank, National Association, as Syndication Agent, Credit Suisse First Boston, Societe Generale, and Wachovia Bank National Association, as Co-Documentation Agents, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

10.10
Pledge Agreement, dated as of April 8, 2005, by substantially all of the Borrower’s domestic subsidiaries, in favor of Bank of America, N.A., in its capacity as Administrative Agent (previously filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

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