Form 10-K
period 2005-12-31
TRUSTREET PROPERTIES INC
filed 2006-03-16
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 1-13089

TRUSTREET PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Maryland	75-2687420
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

450 South Orange Avenue
Orlando, Florida 32801
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (407) 540-2000

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
Common stock, $0.001 par value per share $1.93 Series A Cumulative Convertible Preferred Stock 7.5% Series C Redeemable Convertible Preferred Stock	New York Stock Exchange New York Stock Exchange New York Stock Exchange
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of voting common stock held by non-affiliates of the registrant as of June 30, 2005 was $870.4 million based on the closing sale price of $16.61 per share on June 30, 2005 on the New York Stock Exchange.

The number of Shares of common stock outstanding as of March 15, 2006 was 67,354,682.

DOCUMENTS INCORPORATED BY REFERENCE:

Registrant incorporates by reference portions of the Trustreet Properties, Inc. Definitive Proxy Statement for the 2006 Annual Meeting of Stockholders (Items 10, 11, 12, 13 and 14 of Part III).

TABLE OF CONTENTS

		PAGE REFERENCE
Part I
Item 1.	Business	1
Item 1A.	Risk Factors	7
Item 1B.	Unresolved Staff Comments	15
Item 2.	Properties	159
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	20
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	22
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	52
Item 8.	Financial statements and Supplementary Data	55
Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	102
Item 9A.	Controls and Procedures	102
Item 9B.	Other Information	103
Part III
Item 10.	Directors and Executive Officers of the Registrant	104
Item 11.	Executive Compensation	104
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	104
Item 13.	Certain Relationships and Related Transactions	104
Item 14.	Principal Accounting Fees and Services	104
Part IV
Item 15.	Exhibits, Financial Statement Schedules	104
	Signatures

PART I

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by terms such as “believe,” “expect,” “may,” “intend,” “might,” “plan,” “estimate,” “project,” and “should”. Although we believe expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed in the risk factors included in Item 1A to this Annual Report on Form 10-K.

Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all risk factors, nor can it assess the impact of all risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results. Investors should also refer to our quarterly reports on Form 10-Q for future periods and current reports on Form 8-K as we file them with the Securities and Exchange Commission, or SEC, and to other materials we may furnish to the public from time to time through Forms 8-K or otherwise. We expressly disclaim any responsibility to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events, or otherwise, and you should not rely upon these forward-looking statements after the date of this report.

Item 1. Business.

General

Trustreet Properties, Inc. (the “Company”) is the product of the February 25, 2005 Merger of CNL Restaurant Properties, Inc. (“CNLRP”) with and into U.S. Restaurant Properties, Inc. (“USRP”). Immediately following the Merger, USRP changed its name to Trustreet Properties, Inc. The Company is a Maryland corporation originally incorporated in 1997. Through its subsidiaries, the Company operates as a fully-integrated, self-administered real estate investment trust (a “REIT”) and has elected to be taxed as a REIT. Certain of the Company’s wholly owned subsidiaries have elected to be treated as taxable REIT subsidiaries which are subject to taxation at regular corporate rates. As a result of the Merger, the Company became the largest publicly traded REIT in the United States focused primarily on the restaurant industry.

At December 31, 2005, the Company owned approximately 2,100 properties diversified among more than 500 restaurant concepts in 49 states. The Company’s business is operated through two segments: real estate and specialty finance. The real estate segment focuses on ownership and portfolio management of restaurant properties leased to restaurant operators on long-term triple-net leases, under which the tenant is responsible for most property-related expenses, such as property taxes, maintenance and insurance. This segment also makes mortgage, equipment and other loans to restaurant operators. The specialty finance segment operates in the Company’s taxable REIT subsidiary (“TRS”) and includes the Company’s Investment Property Sales program (“IPS”), in which the Company purchases properties and resells them to third party investors. In addition, the specialty finance segment includes Trustreet Investment Banking, LLC, a wholly owned subsidiary of the Company that provides advisory services to national and regional restaurant operators.

USRP’s predecessors include U.S. Restaurant Properties Master L. P. and U.S. Restaurant Operating L.P., which were formed in 1985 by Burger King Corporation and QSV Properties, Inc., both of which were at the time wholly-owned subsidiaries of The Pillsbury Company. On October 15, 1997, U.S. Restaurant Properties Master L.P. was converted into a self-administered REIT and, on October 16, 1997, USRP’s common stock commenced trading on the New York Stock Exchange.

The Company’s executive offices are located at 450 South Orange Avenue, Orlando, Florida 32801 and its telephone number is (407) 540-2000. The Company has an Internet web site at www.trustreet.com where the Company’s filings with the Securities and Exchange Commission can be downloaded free of charge as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the Securities and Exchange Commission. The Company’s common stock, Series A Cumulative Convertible Preferred Stock and 7.5 percent Series C Redeemable Convertible Preferred Stock are traded on the New York Stock Exchange, under the symbols “TSY”, “TSYPrA” and “TSYPrC”, respectively.

The Merger

On February 25, 2005, CNLRP merged with and into USRP and the combined company changed USRP’s name to Trustreet Properties, Inc. and acquired 18 Income Funds.

•
At the time of the Merger, USRP was a self-advised REIT focusing on acquiring, owning and leasing restaurant properties and, to a lesser extent, service station properties. At the time of the Merger, USRP’s portfolio consisted of approximately 766 properties, diversified among more than 81 restaurant concepts in 48 states.

•
CNLRP, a Maryland corporation founded in 1994, was a self-advised REIT focused on the restaurant industry. At the time of the Merger, CNLRP had financial interests in approximately 1,000 properties diversified among more than 116 restaurant concepts in 43 states, including total real estate holdings subject to lease of 640 properties.

•
The Income Funds, organized as Florida limited partnerships between 1986 and 1997, invested in triple-net leased restaurant properties. At the time of the Merger, the Income Funds owned, in the aggregate, approximately 437 restaurant properties located in 38 states.

In the Merger, CNLRP stockholders received 0.7742 shares of USRP common stock and 0.16 shares of USRP 7.5 percent Series C Redeemable Convertible Preferred Stock (liquidation value $25 per share) for each share of CNLRP common stock. The aggregate dollar value of Merger consideration received by CNLRP stockholders was approximately $788 million based on the closing stock price of USRP common on February 24, 2005 and the liquidation value of the Series C Preferred Stock. As described in Note 2 to the financial statements included in Item 8, because CNLRP was considered the acquiror for accounting purposes, the purchase price used to account for the exchange of interests between USRP and CNLRP was $473 million before transaction costs. Income Fund limited partners received approximately 84 percent of their consideration in cash and the remainder in existing USRP Series A Cumulative Convertible Stock (liquidation preference $25 per share). Total consideration received by the Income Fund partners was approximately $538 million based on the February 24, 2005 trading price of the Series A preferred stock. As described in Note 2 to the financial statements included in Item 8, the Income Fund acquisitions were accounted for as a purchase with a price of $538 million.

Immediately following the Merger, 60.7 percent of the Company’s common stockholders were former CNLRP stockholders and 39.3 percent were former USRP stockholders. Former CNLRP directors constitute a majority of the Company’s board of directors and all of the Company’s executive officers are former CNLRP executive officers.

Segments

The Company’s business operations are divided into two business segments a real estate segment and a specialty finance segment. Its real estate segment has a strong capital base and stable cash flows, while its specialty finance segment growth business provides an additional source of earnings and liquidity.

•
The real estate segment oversees and manages a portfolio of primarily long-term triple-net lease properties, as well as mortgage and equipment loans. Its responsibilities include portfolio management, property management and dispositions.

•
The specialty finance segment includes the IPS program and delivers financial solutions principally in the forms of financing, advisory and other services, including investment banking services, to national and larger regional restaurant operators.

Please see note 17 of the Company’s Consolidated Financial Statements appearing in Item 8 of this report for certain financial information about these two business segments.

Real Estate Segment

As part of the Company’s ownership and management of its real estate portfolio, the Company’s real estate segment offers customers an integrated set of financial services. The lease financing provided by the Company’s real estate segment, often through sale/leaseback transactions, enables restaurant operators to monetize their on-balance sheet real estate, allowing them to devote a greater portion of their assets to their core business of restaurant operations. The real estate segment also provides mortgage, construction and equipment financing to these operators, making the Company a single source for their financial needs and offering the possibility of reduced transaction fees.

Following the Merger, the Company has undertaken the following initiatives with respect to its real estate segment:

•
Expansion and Diversification of Real Estate Portfolio. The Merger between CNLRP and USRP and the Mergers of the 18 Income Funds have created a real estate portfolio that is substantially larger and more diversified than either of the USRP or CNLRP portfolios. At December 31, 2005, the Company’s real estate portfolio consisted of approximately 2,005 properties diversified with 170 restaurant concepts in 49 states. Generally, the properties are leased to restaurant operators under long-term triple-net leases. At December 31, 2005, leases of the properties in the Company’s real estate portfolio aggregated $192.2 million in annualized base rent. Following the Merger, the Company acquired an aggregate of 274 properties for an aggregate purchase price of $267.7 million in 2005 to be held in its real estate portfolio. The Company has acquired an additional 14 properties with an aggregate purchase price of $14.4 million for its real estate portfolio in January and February of 2006. An additional $125 million was under commitment as of March 15, 2006.

•
Disposal or Re-Lease of Vacant Properties. As of December 31, 2005, the Company had 74 properties with a net carrying value of $46 million that are vacant with no lease. The Company intends to reduce the number of vacant properties by either locating suitable tenants to lease the properties from the Company or selling the vacant sites and reinvesting the sales proceeds in replacement properties.

•
Sale of Mortgage Loans. During July 2005, the Company sold mortgage loans receivable of approximately $194 million to a third party. The sale resulted in a gain of approximately $9.6 million and a related hedge loss of $8.6 million. At December 31, 2005, the Company had $79 million in aggregate outstanding loans secured by mortgages.

•
Sale of Service Station Properties. Prior to the Merger, USRP owned 81 service station properties. In September 2005, the Company sold eighteen gas station operating units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii. At December 31, 2005, the Company owned 54 service station properties.

Specialty Finance Segment

The Company’s specialty finance segment offers a diverse array of highly specialized services for customers. The IPS program purchases restaurant properties and resells them to investors who generally are seeking to defer taxes on commercial properties they have sold through the reinvestment of proceeds as permitted under the Internal Revenue Code. This segment also offers investment banking and development services.

The specialty finance segment engaged in the following significant lines of business in 2005 and expects to continue such business in 2006:

•
IPS Program. The IPS program generated $257 million in property sales proceeds in 2005 through the sale of 129 properties to investors. At December 31, 2005, the Company holds 122 properties for sale to investors through the IPS program, with an investment of $157.2 million, including 102 properties with an investment of $139.4 million that were recently purchased by the specialty finance segment.

•
Investment Banking Services. Through the Company’s wholly owned subsidiary, Trustreet Investment Banking, LLC, the specialty finance segment generated $0.3 million in fees for advisory services provided to restaurant operators in fiscal 2005. These services included strategic advice, mergers and acquisitions, divestitures, valuation opinions and debt and equity placement. In addition to the fees received for such services, the Company believes that the intellectual capital and relationships generated in this line of business enhance the Company’s other businesses.

•
Development. The Company’s Development and Redevelopment Group actively seeks to identify properties that are suitable for development as restaurants. Once a parcel is identified, the Development Group actively explores development opportunities including build to suit and leasing activities. Once developed, the properties are typically sold through the IPS program. At December 31, 2005, the Company had 38 properties with an investment of $48.7 million under development. Of the $48.7 million in properties held at December 31, 2005, $12.8 million represented undeveloped land, $13.6 million in projects were under construction and $11.1 million comprised completed projects. The remaining $11.2 million were acquired with an existing structure with the intent to redevelop at a future date.

Leases

Although there are variations in the specific terms of the Company’s leases, the following summarizes the general structure of the leases. The leases of the properties provide for initial terms typically of 15 to 20 years and expire between 2006 and 2025. Approximately 58 percent of the Company’s leases have terms that expire 2015 or later and the average remaining lease term of the Company’s portfolio is 11 years. The leases are on a triple-net basis which means the lessee is responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $0.005 million to $0.6 million. The majority of the leases also provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount.

Generally, the leases provide for two to five, five-year or ten-year renewal options. The leases also generally provide that, in the event the Company wishes to sell the property subject to that lease, the Company first must offer the lessee the right to purchase the property on the same terms and conditions, and for the same price, as any offer which the Company has received for the sale of the property.

Major Tenants

At December 31, 2005, no single lessee, borrower (or affiliated groups of lessees or borrowers) or restaurant chain contributed more than ten percent of the Company’s total annualized base rent relating to its properties. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company’s rental, earned and interest income in future years, any failure of such lessees, borrowers or restaurant chains could materially affect the Company’s income. Additionally, as of December 31, 2005, no single lessee or borrower, or group of affiliated lessees or borrowers, leased properties or was the borrower under loans with an aggregate carrying value in excess of 20 percent of total assets of the Company.

Real Estate Held for Sale

The Company sells certain real estate properties to private investors as an alternative to either retaining the properties as a long-term investment or offering to sell net lease cash flows in the securitization marketplace. The accounting for these properties differs from that of similar properties without this designation as the Company does not record depreciation. In addition, the Company does not record accrued rent which is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis. The properties held for sale are contemplated being sold within a year. The Company classifies its real estate held for sale as discontinued operations.

Mortgage, Equipment and Other Notes Receivable

Mortgage, equipment and other notes receivable are wholly or partially collateralized by first mortgages on the land and/or buildings, the equipment or other assets of franchised restaurant businesses. The loans are due in monthly installments with maturity dates ranging from 2006 to 2023.

Regulations

The Company, through its ownership interests in and management of real estate, is subject to various environmental, health, land-use and other regulations by federal, state and local governments that affect the development and regulation of restaurant and service station properties. The Company’s leases impose the primary obligation for regulatory compliance on the tenants.

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

Americans With Disabilities Act (“ADA”). Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations, including restaurants, are required to meet federal requirements relating to physical access and use by disabled persons. If it were determined that the Company was not in compliance with the ADA, the Company could be subject to fines, injunctive relief, damages or attorneys fees. The Company’s leases contemplate that compliance with the ADA is the responsibility of the tenants. The Company is not currently a party to any litigation or administrative proceeding with respect to a claim of violation of the ADA and it does not anticipate the occurrence of any action or proceeding under the ADA that would have a material adverse effect on the Company.

Land-use, Fire and Safety Regulations. The Company and its tenants are required to operate the Properties in compliance with various laws, land-use regulations, fire and safety regulations and building codes which may either be currently applicable or which may be adopted later by the governmental body or agency having jurisdiction over the location of the Property or the matter being regulated. The Company’s leases typically contemplate that compliance with land-use and fire and safety regulations is the responsibility of the tenants. The Company does not believe that the cost of compliance with such regulations and laws would have a material adverse effect on its financial position or results of operations.

Health Regulations. The restaurant industry is regulated by a variety of state and local departments and agencies concerned with the health and safety of restaurant customers. These regulations vary by restaurant location and type. The Company’s leases require the tenants to comply with all health regulations and inspections and require that the restaurant operators obtain insurance to cover liability for violation of such regulations or the interruption of business due to closure caused by failure to comply with such regulations. The Company is not currently a party to any litigation or administrative proceeding with respect to the compliance with health regulations of any property it finances, and does not anticipate any such action or proceeding would have a material adverse effect on its financial position or results of operations.

Insurance. The Company requires its tenants to maintain adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles. The Company also requires that it be named as an additional insured under such policies. Tenants are required to carry certain types and amounts of insurance under the leases with the Company and the Company actively monitors tenant compliance with this requirement. The Company intends to require tenants of subsequently acquired properties to obtain similar insurance coverage. There are, however, certain types of losses (generally of a catastrophic nature such as earthquakes and floods), that may be either uninsurable or not economically insurable, as to which the properties may be at risk depending on whether such events occur with any frequency in a property’s location. An uninsured loss could result in a loss to the Company of both its capital investment and anticipated profits from the affected property. In addition, because of coverage limits and deductibles, insurance coverage in the event of a substantial loss may not be sufficient to pay the full current market value or current replacement cost of the Company’s investment. Changes in building codes and ordinances, environmental considerations and other factors also might make using insurance proceeds to replace a facility after it has been damaged or destroyed unfeasible. Under such circumstances, the insurance proceeds received by the Company might be inadequate to restore its economic position with respect to the property. The Company’s policy with respect to vacant properties is to carry general liability insurance and, to the extent required by certain creditors, property coverage.

Competition

The fast-food, family-style and casual dining restaurant business is characterized by intense competition. The operators of the restaurants located on the Company's properties compete with independently owned restaurants, restaurants which are part of local or regional chains and restaurants in other well-known national chains, including those offering different types of food and service.

Local competition may enhance a restaurant’s success rather than detract from it. Many successful fast-food, family-style and casual dining restaurants are located in "eating islands", areas within which a variety of restaurants operate. This variety allows diners an opportunity to diversify their eating habits, giving them an incentive to return in the future. As a result, fast food, family style and casual dining restaurants frequently experience better operating results when there are other restaurants in the area.

The Company competes with other persons and entities in locating suitable properties to acquire and in locating purchasers for properties held for sale. The Company also competes with other financing sources such as banks, mortgage lenders, real estate brokers and sale/leaseback companies for suitable tenants for its properties and borrowers for its mortgage loans.

Employees

As of December 31, 2005, the Company had 144 associates.

Item 1A. Risk Factors.

You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, the Company’s business, financial condition or results of operations could be adversely affected.

Risks Relating to Our Business

The operations of CNLRP, USRP and the Income Funds may not be integrated successfully and intended benefits of the Mergers may not be realized, which could adversely affect our results of operations.

The continuing integration relating to the Mergers poses risks for our ongoing operations, including that:

•   we may not achieve expected cost savings and operating efficiencies, such as the elimination of redundant administrative costs and property management costs;

•      the diversion of management attention to the integration of the operations of CNLRP, USRP and the Income Funds could have an adverse effect on our revenues, expenses and operating results;

•   the portfolios of the parties to the Mergers may not perform as well as anticipated due to various factors, including changes in general economic conditions and the performance of restaurant properties in markets in which the parties have a substantial presence;

•     we may not effectively integrate the operations and portfolio management systems of CNLRP, USRP and the Income Funds, particularly since we hired very few USRP employees during the transition phase; and

•   our internal accounting and finance staff and our financial and management controls, reporting systems and procedures may not meet the internal control and financial reporting needs of a much larger, more complicated combined company.

If we fail to integrate successfully CNLRP, USRP and the Income Funds and/or fail to realize the intended benefits of the Mergers, our results of operations could be adversely affected.

Our substantial debt could adversely affect our cash flow, limit our flexibility to raise additional capital and prevent us from making distributions on the outstanding shares of common stock.

We have a significant amount of debt. As of December 31, 2005, we had total consolidated debt of approximately $1.5 billion and stockholders’ equity of approximately $1.1 billion.

Our substantial amount of debt could have important consequences to you. For example, it could:

•   require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, reducing the availability of our cash flow to fund future capital expenditures, working capital, execution of our growth strategy and other general corporate requirements;

•   increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

•   limit our flexibility in planning for, or reacting to, changes in our business and the REIT industry, which may place us at a competitive disadvantage compared with our competitors;

•      limit our ability to make distributions on our outstanding common and preferred stock;

•   limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity; and

•   make us more vulnerable to increases in interest rates because of the variable interest rates on some of our borrowings.

The terms of our senior credit facilities, the indenture governing our 7½% Senior Notes due 2015 (the “Notes”) and our other existing financing arrangements allow us to incur substantial amounts of additional debt, subject to certain limitations. We may incur additional debt to execute our strategy. All such additional debt would increase the risks associated with our substantial leverage.

Our cash flow from operations and borrowings under our financing arrangements may not be sufficient to satisfy our debt service obligations or to fund our other liquidity needs or capital expenditures.

Our ability to make payments on or refinance our debt will depend largely upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. The operation of our business and the REIT distribution requirements require substantial capital resources. We do not anticipate generating sufficient amounts of cash from our operating activities to fund all of these capital needs. Consequently, in order to service our REIT distribution requirements and our debt obligations and to fund our development and other activities, we must rely on external sources of capital.

If we do not have sufficient cash flow or cash available to meet our debt service obligations, we may have to renegotiate the terms of our debt. In addition we would be required to repay or refinance substantially all of our debt. We cannot assure you that we will be able to repay or refinance any of our debt on commercially reasonable terms or at all. If we are unable to refinance our debt or obtain new financing under these circumstances, we would have to consider other options, such as:

• sales of certain assets to meet our debt service obligations;

• sales of equity; and

• negotiations with our lenders to restructure the applicable debt.

However, these options may not be adequate or feasible. Our financing arrangements and the indenture governing our Notes may restrict, or market or business conditions may limit, our ability to do some of these things. Moreover, if we are unable to obtain sufficient financing when we need it or on terms satisfactory to us, our development activities could have to be delayed, curtailed or eliminated and our financial results could be adversely affected.

We utilize an “UPREIT” structure and, as a result, we rely on the receipt of funds from our subsidiaries in order to meet our cash needs, service our indebtedness and make distributions on the outstanding shares of our common stock.

We are organized in an “UPREIT” structure and our principal assets consist of the shares of capital stock or other equity of our subsidiaries. Without independent means of generating operating revenues, we depend on dividends, distributions and other payments from our subsidiaries to fund our obligations and meet our cash needs. The payment of some of these dividends, distributions and other payments from our subsidiaries to us are subject to contractual restrictions and future agreements may impose more restrictions. We cannot assure you that the operating results of our subsidiaries at any given time will be sufficient to make distributions to us in order to allow us to make payments on our indebtedness and make distributions on the outstanding shares of our common stock.

The financing agreements governing our debt contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt repayment.

Our existing and future financing agreements impose and will impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including a maximum consolidated leverage ratio, a maximum ratio of secured indebtedness to consolidated total tangible assets, a minimum consolidated tangible net worth test and minimum consolidated fixed charge and interest coverage ratios, and limit or prohibit our ability to, among other things:

• borrow money and guarantee debt;

• create liens;

• pay dividends on or redeem or repurchase stock;

• restrict dividends or other payments or distributions from material subsidiaries;

• make investments or acquisitions;

• enter into sale/leaseback transactions;

• enter into transactions with affiliates; and

• sell assets or merge with other companies.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain the financial tests and ratios required by some of the instruments governing our financing arrangements. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may not be able to obtain future waivers or amendments, if necessary.

We cannot assure you we will continue to make distributions at historical rates.

Our ability to continue to make distributions on our common stock at historical rates or to increase our common stock dividend rate, and our ability to make distributions on our preferred stock and to service our debt, will depend on a number of factors, including, among others, the following:

• our financial conditions and results of future operations;

• the performance of lease terms by tenants;

• the terms of our loan covenants; and

• our ability to acquire, finance and lease additional properties at attractive rates.

If we do not maintain or increase the dividend rate on our common stock, it could have an adverse effect on the market price of our common stock. Our outstanding preferred stock has a fixed dividend rate, and, with respect to the right of the payment of dividends, such stock ranks senior to our common stock. Any preferred stock that we may offer in the future may have similar provisions. In addition to being subject to payment in full of the dividends on our outstanding preferred stock, payment of dividends on our common stock also is subject to payment of interest on our existing debt or any debt we may incur in the future, and may be subject to payment in full of the dividends on any preferred stock we may offer in the future.

Our operations and financial condition could be adversely affected by a number of factors affecting the value of real estate.

Our investments will be subject to the risks generally associated with the ownership of real property, including:

• adverse changes in certain economic conditions;

• changes in the investment climate for real estate;

• increases in real estate tax rates and other operating expenses;

• adverse changes in governmental rules and fiscal policies, including zoning and land use;

• the relative illiquidity of real estate; and

• compliance with environmental and other ordinances, regulations and laws.

Any adverse changes in, or increased costs resulting from, these or other factors could adversely affect our results of operations.

We rely on a small number of tenants for a significant portion of our revenue, and rental payment defaults by these significant tenants could adversely affect our results of operations.

As of December 31, 2005, our largest tenant represented 6.7 percent of our total annualized base rent and our ten largest tenants represented 34.9 percent of our total annualized base rent. As a result of the concentration of revenue generated from these few tenants, if any one of them were to cease paying rent or fulfilling their other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants. This could adversely affect our results of operations.

Changes in trends in the restaurant industry could adversely affect the sales, profitability and success of the chain restaurants that our tenants operate.

The chain restaurants operated by our tenants are generally within the quick service or casual dining segments of the restaurant industry, each of which is highly competitive. The success of these restaurants depends largely on the restaurant operators’ ability to adapt to trends and other factors affecting the restaurant industry including increased competition among restaurants (including competition for concept name recognition, products, price, value, quality, healthiness, service and convenience), the consolidation of restaurant chains, industry overbuilding, changing consumer habits, the introduction of new concepts and menu items, the increased costs of food products, the availability of labor and general economic conditions. Losses incurred by a particular chain restaurant as a result of these or other factors could adversely affect the income that is derived from our restaurant properties, which may impact our tenants’ ability to make payments to us, which would have an adverse affect on our revenues.

Tenant bankruptcy proceedings could negatively affect our income.

As the owner of the bankrupt tenants’ underlying real estate, we face no risk of loss of ownership of the property itself if the bankrupt tenant rejects any of our leases. However, tenant bankruptcies could adversely affect our income in the following ways:

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

In connection with any tenant bankruptcy, we establish reserves relating to rent payments and other accounts receivable and take impairments to the book value of the underlying real estate, as appropriate, to reflect the difference between the net book value and the market value of the asset in cases where we do not believe the net book value will be recoverable through future operations and disposal of the asset. It may be necessary to take additional asset impairments and write-offs and/or establish additional reserves in the event of future tenant bankruptcies or if the current reserves and impairment charges prove to be inadequate. These factors may have a material adverse effect on our results of operations.

We may not be able to re-lease properties upon the termination, expiration or rejection of leases at comparable lease rates or at all.

The leases of the properties that comprise our portfolio expire on dates ranging from 2006 to 2025. As of December 31, 2005, leases due to expire thru 2010 represented approximately 23 percent of our total properties and approximately 15 percent of our total annualized base rent. Also, as of December 31, 2005, approximately four percent of our total properties representing two percent of the portfolio’s net carrying value were vacant (excluding unoccupied properties for which rent is currently being paid). Upon the termination or expiration of a lease, we might not be able to re-lease the related property. If we are able to re-lease, the lease rate might not be comparable to the expiring lease or additional expenses may be incurred because of, among other things, a downturn in the commercial leasing markets where we operate and the general performance of the restaurant industry or a specific property.

Our investment property sales program may be adversely affected by a significant reduction in or elimination of capital gains taxes or changes in interest rates.

The market for our investment property sales program is driven, in part, by demand created by property buyers seeking continued capital gains and/or tax deferrals. Any new proposal to significantly reduce or eliminate the capital gains tax or tax deferred opportunities could negatively impact demand for properties offered by our investment property sales program. In addition, an increase in general levels of interest rates could result in buyers requiring a higher yield, which may not be matched with higher yields from tenants. This could cause us to experience lower average gains or even losses on the future sales of investment property sales program. Conversely, if interest rates are low, we may lose potential lease transactions to competitors such as large national and regional banks who can offer less expensive mortgage financing that restaurant operators may find more attractive than our leases. This may reduce the pool of properties available for us to purchase under our investment property sales program.

We may be unable to sell properties when appropriate because real estate investments are illiquid.

Real estate investments generally cannot be sold quickly. Also, with the exception of our investment property sales program that takes place within a taxable REIT subsidiary, unless certain safe harbors for sales of property by REITs apply, if such property is deemed held primarily for sale in the ordinary course of business, sales of such property will be subject to a 100 percent “prohibited transaction” tax on any net income derived from such sales. Consequently, we may not be able to alter our portfolio promptly in response to changes in economic or other conditions. Our inability to respond quickly to adverse changes in the performance of our investments could have an adverse effect on our ability to meet our obligations.

We may not be able to acquire or sell properties on terms that are acceptable, or at all.

We routinely acquire and make strategic dispositions of our properties. There may not be opportunities for further acquisitions of properties or opportunities to finance the acquisition of properties on terms that meet our investment criteria, which may adversely affect our growth. In addition, we may not be able to sell properties for a gain, and may sustain a loss, on such sales relative to current net book value of such properties. In addition, if our cash flows were to significantly decrease for any reason, we may have to sell one or more properties to support our operations. In such event, we may incur losses on the disposition of such properties.

Our assets may decline in value and, as a result, may be subject to impairment charges.

We periodically, but no less frequently than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations and funds from operations in the period in which the write-off occurs. In addition, to the extent we are unable to sell properties for book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

If we cannot obtain additional capital, our ability to grow will be limited.

Our growth strategy includes continuing to acquire properties leased to operators of national and regional restaurant chains. We will be unable to fund growth with cash from operating activities because, in addition to other requirements, we are required to distribute to our stockholders at least 90 percent of our taxable income each year to continue to qualify as a REIT for federal income tax purposes. As a result, we will have to rely primarily upon the availability of debt or equity capital, which may not be available on acceptable terms or at all. The debt could include unsecured or mortgage loans from lenders or the sale of debt securities. Equity capital could include common or preferred stock or units of limited partnership interest in our operating partnerships. We cannot assure you that additional financing, refinancing or other capital will be available in the required amounts or on acceptable terms. Our access to debt or equity capital will depend on a number of factors, including the market’s perception of our growth potential, our then current and potential future earnings, restrictions in our existing debt agreements and the actions of credit rating agencies, including rating watches or downgrades. Depending on these factors, we could experience delay or difficulty in implementing our growth strategy on satisfactory terms, or could be unable to implement this strategy.

Our securitizations could require replacement property contributions or accelerated principal paydowns and could be adversely affected by changes in rating agencies’ perceptions of the securitizations and the leases and loans underlying them.

As of December 31, 2005, we had $742 million of rated securities structured in private placement franchise loan and net lease securitization transactions. In the event of tenant defaults relating to pledged properties in our net lease securitizations, we may elect to contribute additional properties or substitute properties into these securitized pools from properties we own and that are not otherwise pledged as collateral. In addition, if certain ratios are exceeded or not maintained within the net lease securitizations, then principal paydown on the outstanding bonds is accelerated. For the years ended December 31, 2005, 2004 and 2003, CNLRP was required to make additional debt reductions of $2.1 million, $2.4 million and $0.4 million, respectively, as a result of exceeding certain ratios in the triple-net lease pools. There is no guaranty that we won’t be required to make additional debt reductions in the future. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans or leases underlying the securities default, and the securities undergo a negative ratings action, we could experience material adverse consequences impacting our ability to continue earning income as servicer and our ability to engage in future desirable securitization transactions.

Severe weather conditions and other catastrophes may result in an increase in the number of defaults by our tenants.

Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as hurricanes, severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophic and severe weather conditions are inherently unpredictable. Our properties are generally leased to tenants subject to triple net leases, meaning that the tenant is responsible for repairs and maintenance on the properties, and is required to pay the real estate taxes and maintain full property insurance coverage on the properties. In many cases, we also require the tenant to carry business interruption insurance which would provide for payment of rent while the property is closed. We anticipate that the tenant’s insurance would cover the damages from any such catastrophes. In the event the tenant’s insurance does not cover damage incurred, and the tenant does not have resources to cover the difference, we carry contingent property coverage that would generally pay for repairs when the tenant’s insurance is either insufficient or non-existent.

The development and redevelopment of properties presents risks not present in existing operating properties.

In connection with the development of new properties and the redevelopment of existing properties, we will be subject to risks, including:

•   cost overruns;

•   delays because of a number of factors, including unforeseen circumstances, strikes, labor disputes or supply disruptions, zoning, permitting and approval issues, and bad weather and other acts of God;

•   design and construction defects;

•   contractor and subcontractor disputes and mechanics’ liens; and

•      lack of income-generating capacity until leasing.

Any of these factors could have a material adverse effect on our financial condition and results of operations.

Environmental laws and regulations could reduce the value of our properties or our tenants’ profitability.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to hazardous materials, environmental protection and human health and safety. Under various federal, state and local laws, ordinances and regulations, we or our tenants may be required to investigate and clean up certain hazardous or toxic substances released on or in restaurant or service station properties we own, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we or our tenants knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to remediate properly contamination at any properties or the migration of contaminants to or from our properties from or to adjacent third-party locations may adversely affect our ability to sell or lease those properties or to borrow using those properties as collateral.

The costs or liabilities could exceed the value of the affected real estate. The uses of any property prior to our acquisition and the building materials and products used at the property are among the property-specific factors that will affect how the environmental laws are applied to the properties. By the nature of their businesses, our tenants utilize cleaning agents and other potentially hazardous materials and, with regard to service station properties, maintain underground storage tanks. If we are subject to any material environmental liabilities, the liabilities could adversely affect our results of operations and ability to meet our obligations. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or the tenants to spend funds to remedy environmental problems. Our tenants, like many of our competitors, have incurred, and will continue to incur, capital and operating expenditures and other costs associated with complying with these laws and regulations, which will adversely affect their potential profitability, which could in turn impact their ability to make lease payments to us.

Generally, tenants must comply with environmental laws and meet remediation requirements. Our leases typically impose obligations on tenants to indemnify us from any compliance costs we may experience as a result of the environmental conditions on the property. If a lease does not require compliance by the tenant, however, or if a tenant fails to or cannot comply, we could be forced to pay these costs. In addition, in some cases we are responsible for adverse environmental conditions not caused by a tenant. If not addressed, environmental conditions could impair our ability to sell or re-lease the affected properties in the future or result in lower sales prices or rent payments.

The revenues generated by our tenants could be negatively affected by various federal, state and local laws and regulations to which they are subject.

We and our tenants will be subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, land use ordinances, consumer protection laws, and fire, life-safety and similar requirements which regulate the use of the properties. The leases typically require that each tenant comply with all laws and regulations. Failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties. This in turn could impair the ability of a tenant to pay rent, could require us to pay penalties or fines relating to any non-compliance, and could adversely affect our ability to re-sell or re-lease a property.

The loss of certain members of our management team could adversely affect our business.

We depend upon the services of Curtis B. McWilliams, as chief executive officer and president, and Steven D. Shackelford, as chief operating officer and chief financial officer. Loss of the services of either Mr. McWilliams or Mr. Shackelford could have a material adverse effect on our business and financial condition.

Tax Risks

Because we are a REIT, our distributions do not receive favorable tax treatment.

On May 28, 2003, the President signed into law the Jobs and Growth Tax Relief Reconciliation Act of 2003 (which we will refer to as the Act). Under the Act, the current maximum tax rate on the long-term capital gains of non-corporate taxpayers is reduced to 15 percent for tax years beginning on or before December 31, 2008. The Act also provides that the tax rate on “qualified dividend income” is the maximum capital gains rate rather than the tax rate that applies to ordinary income. Because we are a REIT, our distributions are not generally eligible for this new tax rate on dividends. As a result, our ordinary REIT distributions will be taxed to investors at the higher tax rates applicable to ordinary income. Certain earnings derived by our taxable REIT subsidiary are subjected to an income tax, and when distributed to us, can result in a portion of our distribution to our stockholders qualifying for the 15 percent rate. Without further legislation, in 2009 the maximum tax rate on long-term capital gains will revert to 20 percent, and all dividends will again be subject to tax at ordinary rates.

We will be subject to increased taxation if we fail to qualify as a REIT for federal income tax purposes.

We intend to continue to operate in a manner that will enable us to remain qualified as a REIT for federal income tax purposes. A REIT generally is not taxed at the corporate level on income it distributes to its stockholders, as long as it meets various complex organizational, asset, and income tests, and distributes annually at least 90 percent of its taxable income to its stockholders. While we continuously monitor our activities to make sure we are in compliance with the REIT qualification rules, these rules are complex and subject to change, and complying with them may depend on events which are not under our control. If we fail to qualify as a REIT, we generally would be subject to federal income tax at regular corporate rates subject to the relief provisions discussed under “Federal Income Tax Considerations—Requirements for REIT Qualification—Relief from Consequences of Failing to Meet Asset Tests” in the accompanying prospectus. In addition to these taxes, we may be subject to the federal alternative minimum tax. Furthermore, unless we are entitled to relief under specific statutory provisions, we could not elect to be taxed as a REIT for four taxable years following the year during which we are disqualified. Therefore, if we lose our REIT status, the funds available to satisfy our obligations for distribution to our stockholders or to service our debt obligations, including the notes, would be reduced substantially for each of the years involved. In addition, the failure to qualify as a REIT would also trigger a default under our existing revolving credit facility and other debt agreements.

While we continuously monitor our activities to make sure we are in compliance with the REIT qualification rules, these rules are subject to change and actions we may have taken in the past may no longer qualify us under the current rules. To the extent that the REIT qualification rules change in the future and as a result we no longer qualify as a REIT, this would substantially increase our income tax liability and would have a material adverse effect upon our results of operations, financial condition, and ability to make distributions.

Excessive non-real estate asset values may jeopardize our REIT status.

In order to qualify as a REIT, at least 75 percent of the value of our assets must consist of investments in real estate, investments in other REITs, cash and cash equivalents, and government securities. Therefore, the value of any property that is not considered a real estate asset for federal income tax purposes must represent in the aggregate less than 25 percent of our total assets. In addition, under federal income tax law, we generally will not be able to own securities in any one company (other than a REIT, a qualified REIT subsidiary or a taxable REIT subsidiary) which represent in excess of 10 percent of the voting securities or 10 percent of the value of all securities of any one company, or which have, in the aggregate, a value in excess of 5 percent of our total assets, and we may not own securities of one or more taxable REIT subsidiaries which have, in the aggregate, a value in excess of 20 percent of our total assets. The 25 percent, 20 percent, 10 percent and 5 percent tests are determined at the end of each calendar quarter. If we fail to meet any such test at the end of any calendar quarter, we may cease to qualify as a REIT subject to the relief provisions discussed under “Federal Income Tax Considerations—Requirements for REIT Qualification—Relief from Consequences of Failing to Meet Asset Tests” in the accompanying prospectus.

Certain of our leases may be recharacterized as financings, which would eliminate our depreciation deductions on our properties.

If any of our leases do not constitute a lease for federal income tax purposes, it will be treated as a financing arrangement. The recharacterization of a lease in this fashion may have adverse tax consequences for us. In particular, we would not be entitled to claim depreciation deductions with respect to any improvements on the property (although we should be entitled to treat part of the payments we would receive under the arrangement as the repayment of principal). In that event, in certain taxable years, our taxable income and the corresponding obligation to distribute 90 percent of that income would be increased. Any increase in our distribution requirements may limit our ability to operate our business, to invest in additional property or to service our debt obligations.

We may have to borrow funds or sell assets to meet our distribution requirements.

Subject to some adjustments that are unique to REITs, a REIT generally must annually distribute at least 90 percent of its otherwise taxable income. For the purpose of determining taxable income, we may be required to accrue interest, rent and other items treated as earned for tax purposes that we have not yet received. In addition, we may be required not to deduct certain expenses, or not to accrue as expenses for tax purposes some items which actually have been paid. As a result, we could have taxable income in excess of cash available for distribution. If this occurs, we may have to borrow funds or liquidate some of our assets in order to meet the distribution requirements applicable to a REIT.

We may be subject to other tax liabilities.

Even if we qualify as a REIT, we may be subject to some federal, state and local taxes on our income and property, such as franchise, sales and property taxes, that could reduce operating cash flow. Certain of our subsidiaries have elected to be taxable REIT subsidiaries, and therefore, are subject to taxation at regular corporation rates. These tax obligations may adversely affect our results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2005, the Company’s real estate segment owned 2,005 properties, either directly or indirectly through joint venture arrangements, located in all states, except Alaska, and including the District of Columbia.

As of December 31, 2005, 1,967 of the 2,005 properties represented fee simple ownership and 15 properties were owned through joint venture arrangements. As of December 31, 2005, 118 properties consisted of land only.

As of December 31, 2005, 99 properties consisted of building only. The Company does not own the underlying land. In connection with the acquisition of each of these properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in Item 1. Business-Leases.

As of December 31, 2005, the Company had pledged 951 properties as collateral related to bonds payable.

Description of Properties

Land. The Company's property lot sizes range from approximately 828 to 329,100 square feet depending upon building size and local demographic factors. Land owned is zoned for commercial use which, prior to acquisition, were reviewed for traffic patterns and volume.

The following table lists the properties owned as of December 31, 2005 by state.

State	Total Number of Restaurant Properties
Alabama	54
Arizona	45
Arkansas	40
California	58
Colorado	29
Connecticut	7
Delaware	3
Florida	195
Georgia	129
Hawaii	9
Idaho	7
Illinois	64
Indiana	34
Iowa	24
Kansas	15
Kentucky	38
Louisiana	38
Maine	3
Maryland	24
Massachusetts	6
Michigan	52
Minnesota	24
Mississippi	20
Missouri	52
Montana	6
Nebraska	7
Nevada	4
New Hampshire	6
New Jersey	13
New Mexico	20
New York	48
North Carolina	95
North Dakota	2
Ohio	92
Oklahoma	27
Oregon	11
Pennsylvania	42
Rhode Island	2
South Carolina	56
South Dakota	1
Tennessee	93
Texas	408
Utah	9
Vermont	1
Virginia	34
Washington	19
Washington, DC	2
West Virginia	24
Wisconsin	12
Wyoming	1

TOTAL PROPERTIES	2,005

Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 100 to 45,000 square feet. Generally, buildings on properties owned are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 39 to 40 years for federal income tax purposes. As of December 31, 2005 the aggregate depreciated cost basis of the properties owned (including properties owned through consolidated joint ventures) for federal income tax purposes was $1,910 million.

The following table lists the properties owned as of December 31, 2005 by restaurant chain.

Restaurant Chain	Number of Properties
Wendy’s	185
Burger King	170
Arby’s	151
Pizza Hut	121
Jack in the Box	114
Captain D’s Seafood	101
Golden Corral	87
Hardees	64
International House of Pancakes	63
Denny’s	47
Checkers	38
Taco Cabana	33
Shoney’s	32
Applebee’s	31
Perkins	28
Bennigan’s	27
Grandy’s	27
Dairy Queen	26
Taco Bell	25
El Chico	24
Other	611
TOTAL:	2,005

Management considers the properties to be well maintained and sufficient for the Company's operations and believes they are adequately covered by insurance. In addition, the Company has obtained contingent liability and property coverage. This insurance is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover a claim relating to the property.

Leases. The Company leases the properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term "triple-net" basis, meaning that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make capital expenditures to refurbish restaurant buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its restaurant chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the properties owned by the Company are described in Item 1. Business - Leases.

The following table lists properties as of December 31, 2005 by tenant and includes average age of buildings, annualized base rent and percent of total annualized base rent. Each lease has a monthly fixed lease payment (“base rent”) due each month. Base rent represents the monthly cash rent for December 2005 on an annualized basis. It does not represent a rent number in accordance with generally accepted accounting principles as it does not include the straight-line impact of any rent escalators or any contingent rent based on tenant sales exceeding a certain threshold. In 2005, those amounts collectively were $12.0 million. As a Real Estate Investment Trust is required to pay 90% of its taxable income in dividends, annual base rent is a key figure the Company reviews as it provides a proxy for the cash portion of rental revenues expected to be received.

Tenant	Total Number of Properties	Average Age of Buildings (years)	Annualized Base Rent (in thousands)	Percent of Total Annualized Base Rent
Jack In The Box, Inc.	114	9.45	$ 12,884	6.7%
Captain D’s, LLC	92	12.04	7,126	3.7%
Sybra, Inc.	85	14.14	6,414	3.3%
Golden Corral Corporation	72	9.57	11,853	6.2%
IHOP Properties, Inc.	60	8.92	7,728	4.0%
Carrols Corporation	42	19.12	3,878	2.0%
Checkers Drive-In Restaurants, Inc.	39	10.79	1,878	1.0%
Flagstar Enterprises, Inc.	34	13.68	2,523	1.3%
S-A Properties Corp.	32	24.66	6,122	3.2%
Fourjay, LLC	32	17.84	2,625	1.4%
Texas Taco Cabana, LP	31	12.94	3,985	2.1%
Grandy’s, Inc.	27	21.89	1,538	0.8%
Shoney’s, Inc.	26	14.15	2,494	1.3%
Dennys, Inc.	26	17.15	2,338	1.2%
Other	1,293	17.03	118,884	61.8%
Total	2,005		$ 192,270	100.0%

The following table shows the aggregate number of leases which expire each calendar year through the year 2020, as well as the number of leases which expire after December 31, 2020. The table does not reflect the exercise of any of the renewal options provided to the tenant under the terms of such leases.

Year	Total Number of Properties (1)	Annualized Base Rent (in thousands)	Percent of Total Annualized Base Rent
2006	46	$ 3,563	1.9%
2007	57	4,709	2.5%
2008	78	5,025	2.6%
2009	94	7,092	3.7%
2010	101	8,797	4.6%
2011	68	6,656	3.5%
2012	84	8,854	4.6%
2013	80	8,302	4.3%
2014	149	16,298	8.5%
2015	94	10,988	5.7%
2016	200	18,448	9.6%
2017	159	16,044	8.4%
2018	188	23,455	12.2%
2019	139	14,843	7.7%
2020	52	5,140	2.7%
Thereafter	330	33,500	17.5%
Total	1,919	$ 191,714	100.00%

(1)	Excludes properties that were not leased at December 31, 2005 and properties that were leased on a month to month basis.

Item 3. Legal Proceedings.

The Company is not presently involved in any material litigation, nor to its knowledge is any material litigation threatened against the Company or its properties, other than routine litigation arising in the ordinary course of business. At this time, management does not believe there will be a material impact from the legal proceedings discussed below.

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in the Income Funds, filed a class action lawsuit on behalf of the limited partners of the Income Funds against the Company, CNLRP, the Income Funds, the general partners of the Income Funds, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. in the District Court of Dallas County, Texas (Cause No. 05-00083). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed Mergers between the Income Funds and subsidiaries of the operating partnership of the Company and that the Company and CNLRP aided and abetted such alleged breaches of fiduciary duties. The complaint further alleged that the Income Funds’ general partners violated provisions of the Income Funds’ partnership agreements and demanded an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, including an injunction of the Mergers. On April 26, 2005, a supplemental plea to jurisdiction hearing was held with a ruling expected May 13, 2005. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed their Brief of Appellees’. On December 12, 2005, the plaintiffs filed their Appellants’ Reply Brief. The court has scheduled oral argument on the appeal for May 3, 2006. The management of the Company is evaluating the lawsuit, but believes that the likelihood of a material unfavorable outcome is remote. The management of the Company believes that the claims against the Company are without merit and intends to defend vigorously against such claims.

During 2004, Management Strategies, Inc. filed a lawsuit against USRP. The complaint alleges that the Company owes approximately $3 million in sales and fuel tax liabilities to the State of Georgia. The management of the Company believes the claims against the Company are without merit and intends to defend vigorously against such claims.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

The common stock of the Company trades on the New York Stock Exchange (“NYSE”) under the symbol “TSY.” Prior to the Merger, the common stock of USRP traded on the New York Stock Exchange under the symbol “USV.” For each calendar quarter indicated, the following table reflects respective high, low and closing sales prices for the common stock of the Company, or , prior to Merger, USRP as quoted by the NYSE and the dividends paid per share in each such period.

2005	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

High	$18.18	$16.99	$17.91	$15.85	$18.18
Low	15.01	14.52	15.40	14.40	14.40
Close	15.39	16.61	15.65	14.62	14.62
Dividends paid per share	0.33	0.33	0.33	0.33	1.32

2004	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year

High	$19.50	$19.10	$17.10	$18.45	$19.50
Low	16.75	14.21	14.90	16.64	14.21
Close	18.74	15.19	16.89	18.06	18.06
Distributions paid per share	0.33	0.33	0.33	0.33	1.32

CNLRP is treated as the acquirer for financial statement purposes while Trustreet Properties, Inc. formerly known as U.S. Restaurant Properties, Inc., is the legal and tax survivor. The following dividend information for common stockholders is based on taxable earnings and profits for the calendar year which includes the taxable activity of USRP for January 1, 2005 through February 24, 2005 and the taxable activity of the merged company from February 25, 2005 through December 31, 2005 and CNLRP for the year ended December 31, 2004.

	2005	2004
Ordinary dividends	62.24%	22.0%
Qualified dividends	14.45%	07.0%
Capital gain	—	02.0%
25% Unrecaptured Section 1250 gain	0.49%	—
Nontaxable distributions	22.82%	69.0%

	100.00%	100.00%

Dividends paid to preferred stockholders in 2005 were 100% taxable.

The Company intends to pay regular monthly dividends to its stockholders. Future distributions will be declared and paid at the discretion of the board of directors and will depend upon cash generated by operating activities, the Company’s financial condition, capital requirements, annual distribution requirements under the REIT provisions of the Internal Revenue Code of 1986, as amended, and such other factors as the board of directors deems relevant.

On March 15, 2006, there were 9,068 stockholders of record of common stock.

Equity Compensation Plan Information

The only equity compensation plan that the Company has is its Flexible Incentive Plan, which was approved by the Company’s stockholders. Set forth below is certain information with respect to that plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column (1)

Equity compensation plans approved by security holders	12,000	$ 14.36	203,352
Equity compensation plans not approved by security holders	—	—	—

Total	12,000	$ 14.36	203,352

(1)
Pursuant to the terms of the Company’s Flexible Incentive Plan, the maximum number of shares potentially available for issuance under the Plan equals 4.9 percent of the Company’s issued and outstanding shares of common stock. As of December 31, 2005, the Company had reserved for issuance under the Flexible Incentive Plan only the shares reported in the above table.

Item 6. Selected Financial Data.

You should read the selected financial data presented below in conjunction with the consolidated financial statements, the notes to the consolidated financial statements and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

	(In Thousands, except for per share data)
	Year Ended December 31, 2005	Year Ended December 31, 2004	Year Ended December 31, 2003	Year Ended December 31, 2002	Year Ended December 31, 2001

Continuing Operations:
Revenues (1)	$190,079	$103,284	$111,070	$317,655	$248,991

Income/(loss) from continuing operations (1)	$11,704	$6,984	$6,901	$25,437	$(13,072)

Discontinued Operations:
Income/(loss) and gains from discontinued operations, net (1)	42,840	34,899	35,548	10,500	(6,401)
Gain (loss) on sale of assets	9,643	135	(9)	(347)	(1,138)
Cumulative effect of accounting change	—	—	—	—	(3,841)

Net income/(loss)	64,187	42,018	42,440	35,590	(24,452)
Dividends to preferred stockholders	(24,448)	—	—	—	—

Net income/(loss) allocable to common stockholders	$39,739	$42,018	$42,440	$35,590	$(24,452)

Income/(loss) per common share (1):
Continuing operations (1)	$(0.06)	$0.20	$0.20	$0.73	$(0.42)
Discontinued operations (1)	0.78	1.00	1.01	0.30	(0.19)
Cumulative effect of accounting change	—	—	—	—	(0.11)

Net income/(loss) per common share	$0.72	$1.20	$1.21	$1.03	$(0.72)

Funds from operations (2)	$61,559	$48,399	$49,504	$44,710	$(6,029)

Cash distributions declared:
Common stockholders	$80,354	$69,002	$69,002	$67,991	$66,466
Series A Preferred Stockholders	13,130	—	—	—	—
Series C Preferred Stockholders	11,318	—	—	—	—

Cash distributions declared per share:
Common stockholders	$1.46	$1.52	$1.52	$1.52	$1.52
Series A Preferred Stockholders	1.93	—	—	—	—
Series C Preferred Stockholders	1.56	—	—	—	—

Weighted average common shares (3) outstanding:
Basic	55,053	35,032	35,032	34,545	33,747
Diluted	55,053	35,032	35,032	34,545	33,747

At December 31:
Total assets	$2,684,136	$1,243,649	$1,298,116	$1,383,450	$1,560,117
Total obligations	$1,498,925	$712,500	$751,834	$831,223	$973,715
Total stockholders’ equity	$1,092,500	$453,422	$479,886	$494,151	$526,182

For a discussion of material events affecting the comparability of the information reflected in the selected financial data, refer to the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7.

(1)
The results of operations relating to properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2005 are reported as discontinued operations for all periods presented.

(2)
“Funds From Operations” (FFO) is a measure of performance that the Company computes in accordance with the “White Paper” definition of FFO adopted by the Board of Governors of the National Association of Real Estate Investment Trusts (“NAREIT”). According to this definition, and as used herein by the Company, FFO means net income (loss) allocable to common stockholders (computed in accordance with GAAP), plus real estate related depreciation and amortization, excluding gains (or losses) from sales of property held for investment and excluding adjustments allocable to minority interests or joint ventures. NAREIT created FFO as a supplemental performance measure to exclude historical costs depreciation, among other items, from GAAP net income (loss) allocable to common stockholders. The Company used FFO as a supplemental measure to conduct and evaluate its business because there are certain limitations associated with using GAAP net income by itself as the primary measure of operating performance. Historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, the Company believed that the presentation of operating results for real estate companies that use historical cost accounting is insufficient by itself. In addition, the Company believed that the use of FFO has made comparisons of those results more meaningful and has enabled the evaluation of its operating performance compared to other REITs that use the NARIET definition in order to make more informed business decisions based on industry trends or conditions. FFO should not be considered as an alternative to net income (loss) allocable to common stockholders as the primary indicator of the Company’s operating performance or as an alternative to cash flow as a measure of liquidity. While the Company adhered to the NAREIT definition of FFO in making its calculations, this method of calculating FFO may not be comparable to the methods used by other REITs and, accordingly, may be different from similarly titled measures reported by other companies.

(3)
Prior to the Merger, CNLRP stockholders owned 45.2 million shares of CNLRP common stock. As a result of the Merger, CNLRP stockholders received 0.7742 shares of USRP common stock for each CNLRP share. The Company has restated the weighted average shares outstanding calculation for all periods presented to show the effect of the exchange of the shares as a result of the Merger.

The following is a reconciliation of net earnings to FFO for the years ended December 31:

	(In Thousands)
	2005	2004	2003	2002	2001

Net income/(loss)	$64,187	$42,018	$42,440	$35,590	$(24,452)

Dividends on preferred stock	(24,448)	—	—	—	—

Real estate related depreciation
Continuing operations	24,159	9,575	9,496	9,941	10,930
Discontinued operations	536	908	1,127	2,249	2,442

Loss/(Gain) on sale of property
Continuing operations	(21)	481	5	181	1,141
Discontinued operations	(8,344)	(4,808)	(3,633)	(3,295)	—

Amortization of joint venture costs	(40)	133	30	29	27

Real estate related amortization
Continuing operations	5,234	53	24	12	40
Discontinued operations	296	39	15	3	2

Cumulative effect of accounting change	—	—	—	—	3,841

FFO	$61,559	$48,399	$49,504	$44,710	$(6,029)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with Item 6. “Selected Financial Data,” and the consolidated financial statements and related notes contained in Item 6 of this report on Form 10-K, and the cautionary language relating to forward looking statements in italics before Item 1. “Business.”

Overview of Management’s Discussion and Analysis

Trustreet Properties, Inc. is the new name we adopted upon the Merger of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005 (the “Merger”). We are a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.

The financial statements of Trustreet Properties, Inc. reflect the Merger of CNLRP, USRP and the Income Funds on February 25, 2005. Our officers are former CNLRP officers, and the majority of the Board of Directors are former CNLRP directors. The financial statements therefore present CNLRP as the acquiror for financial reporting purposes. Therefore, the financial results included in this Form 10-K include the historical financial results of only CNLRP for the years ended December 31, 2004 and 2003. In addition, the year ended December 31, 2005 includes the financial results of only CNLRP from January 1, 2005 through February 24, 2005 and the financial results of all the merged entities from February 25, 2005 through December 31, 2005. Accordingly, references to “we” or “us” in this Management’s Discussion and Analysis relate to CNLRP for periods prior to February 25, 2005 and to Trustreet Properties, Inc. for subsequent periods.

The assets and liabilities of CNLRP continue to be recorded at historical values. The asset and liabilities of USRP and the Income Funds were recorded at their estimated fair values on the date of the Merger, with the excess of the purchase price over the aggregate fair value of tangible and identifiable intangible assets recorded as goodwill. Our critical accounting policies continue to be those adopted by CNLRP, as modified to address the impact of the Merger.

For the past twenty years, we and our predecessors have financed real estate subject to triple-net leases to national and regional restaurant operators like Wendy’s, Burger King, Golden Corral, IHOP, Jack in the Box and Arby’s. Our key customers are:

1.	restaurant operators of major national and regional chains;
2.	restaurant property investors; and
3.	retail real estate developers.

Our business objective is to maximize stockholder returns by pursuing four complementary strategies that address the needs of our key customers. The four strategies are:

1.	financing free-standing restaurant and retail real estate;
2.	maximizing the potential of our real estate portfolio;
3.	sale of real estate to investors; and
4.	real estate development and redevelopment.

Strategy 1: Financing Free-standing Restaurant and Retail Real Estate

We own over 2,100 properties at December 31, 2005 with an investment of $2.1 billion, substantially all of which are leased to restaurant operators. Our real estate segment holds 2,005 of these properties as long term investments in the core REIT portfolio. The remaining properties are held in our taxable REIT subsidiary where our specialty finance segment operates. We are the largest provider of net-lease financing to the restaurant industry and we also offer investment banking and advisory services through our subsidiary, Trustreet Investment Banking, LLC. Beginning in 1995 through December 31, 2005, and not taking into account the volume generated by USRP prior to the Merger, our management team has provided financing solutions to restaurant operators in the form of:

•
$2.4 billion in properties purchased under sale leaseback terms including approximately $542 million, $247 million and $137 million during the years ended December 31, 2005, 2004 and 2003, respectively.

•	$3.4 billion in mortgage loans, including $2.3 billion referred to one of our lenders.

The combination of both net-lease and mortgage financing is attractive to restaurant operators because we provide them with a single source to assist in optimizing their capital structures. We experienced increasing competition in 2005 in the net lease sector, specifically on smaller transactions. This has resulted in compression on the acquisition cap rates in the marketplace. Regarding larger transactions, we believe that the financial returns expected by equity investors in the restaurant sector will cause public restaurant companies with large levels of on-balance sheet restaurant real estate to consider monetizing all or a portion of those amounts. We believe we are well positioned to acquire the restaurant operators’ real estate because of the following competitive advantages:

•	consistent source of financing dedicated almost exclusively to the restaurant industry for more than twenty years;
•	ability to execute transactions in excess of $100 million as committed, including properties with a single concept;
•	relationships with most of the major restaurant concepts and significant franchisees in those systems;
•	experience and expertise of our senior marketing representatives;
•	intellectual capital that resides in our investment banking services group; and

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

We expect that the properties we purchase for long-term investment in the next six months will earn rental income in the range of 8.5 - 9.75 percent including the impact of straight lining of rents. The term “straight lining of rent” refers to a requirement by generally accepted accounting principles that we average tenant rent payments over the life of the lease. In addition to $542 million in property acquisitions during the year ended December 31, 2005, we had $35 million in property acquisitions through the end of February 2006 and as of March 15, 2006, had $125 million under purchase commitment that we expect will close in the next six months. We expect over time to increase the designation of the number of properties held as long-term investment, as compared to properties held for sale to investors through the Investment Property Sales (“IPS”) program. While we will continue to make selected acquisitions in the convenience and gas station sector, we expect the predominant amount of our new property acquisitions will continue to be restaurants. We actively survey the market seeking to identify other asset classes where we believe we can compete effectively. Also, while we do not currently own any restaurants outside of the United States, we sometimes examine international financing opportunities for established restaurant customers.

Strategy 2: Maximizing the Potential of our Real Estate Portfolio

Our real estate portfolio consists of 2,005 properties with a net carrying value of $1.9 billion at December 31, 2005. We employ standard processes to evaluate the real estate within the portfolio and actively manage the risk profile. We examine the concept, tenant and geographic concentrations. We review the leases expiring in future periods to proactively manage that risk. Periodically, we will sell properties to realize appreciation on our original investment. In addition, we examine and evaluate alternatives for vacant properties. Those alternatives include re-leasing the property, selling the property and reinvesting the proceeds, or possibly redeveloping the real estate with a different restaurant or other retail concept to either continue to hold for investment or list for sale.

As of December 31, 2005, we had 58 properties with a net carrying value of $39.5 million with leases expiring in the next 12 months, and had 74 properties with a net carrying value of $46 million that are vacant with no lease. We will continue to manage these properties, and expect to reduce the number of vacant properties in the next 15 months either by locating suitable tenants to lease the properties or selling the vacant properties and reinvesting the sales proceeds in replacement properties. In addition, we had 42 properties representing $23 million in net carrying value classified as held for sale at December 31, 2005 in the core real estate portfolio.

The following tables illustrate as of December 31, 2005 the diversification in our real estate portfolio in terms of annualized base rent. Each lease has a monthly fixed lease payment (“base rent”) due each month. Base rent represents the monthly cash rent for December 2005 on an annualized basis. It does not represent a rent number in accordance with generally accepted accounting principles as it does not include the straight-line impact of any rent escalators or any contingent rent based on tenant sales exceeding a certain threshold. In 2005, those amounts collectively were $12 million. As a real estate investment trust is required to pay 90 percent of its taxable income in dividends, annual base rent is a key figure that we review as it provides a proxy for the cash portion of rental revenues expected to be received.

The tables show our top ten concepts, tenants, and states ranked as a percentage of total annualized base rent. We believe our diversification by concept, tenant and state enhances the stability of our cash flow by reducing exposure to a single concept, tenant or geographic area.

Concept	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Wendy’s (*)	185	9.2%	8.2%	10.6
Golden Corral	87	4.3%	7.4%	6.6
Burger King	170	8.5%	7.3%	11.4
Jack in the Box (**)	114	5.7%	6.7%	8.8
Arby’s	151	7.5%	6.1%	10.8
International House of Pancakes	63	3.1%	4.2%	13.8
Captain D’s	101	5.0%	3.9%	17.2
Bennigan’s	27	1.4%	3.1%	11.3
Denny’s	47	2.3%	2.6%	8.4
Pizza Hut	121	6.0%	2.5%	7.4

(*)	Includes estimated contingent rent for recently acquired units with leases where rent is based solely on actual store sales without a minimum threshold.
(**) Excludes one site leased by Jack in the Box, Inc. but operated as a different concept.

Tenant	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Jack in the Box, Inc.	114	5.7%	6.7%	8.8
Golden Corral Corporation	72	3.6%	6.2%	6.2
IHOP Properties, Inc.	60	3.0%	4.0%	13.9
Captain D’s, LLC	92	4.6%	3.7%	17.7
Sybra Inc.	85	4.2%	3.3%	12.0
S&A Properties Corp.	32	1.6%	3.2%	12.6
Texas Taco Cabana, LP	31	1.6%	2.1%	11.5
Carrols Corporation	42	2.1%	2.0%	10.7
El Chico Restaurants, Inc.	23	1.2%	1.9%	10.6
The Restaurant Company	18	0.9%	1.8%	19.6

(*)	Includes estimated contingent rent for recently acquired units with leases where rent is based solely on actual store sales without a minimum threshold.

State	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Texas	408	20.4%	19.5%	9.5
Florida	195	9.7%	11.1%	10.8
Georgia	129	6.4%	5.8%	12.0
California	58	2.9%	4.0%	11.0
Tennessee	93	4.6%	3.9%	10.8
Illinois	64	3.2%	3.8%	10.1
North Carolina	95	4.7%	3.8%	9.9
Ohio	92	4.6%	3.4%	9.4
Missouri	52	2.6%	2.9%	11.2
South Carolina	56	2.8%	2.6%	11.1

(*)	Includes estimated contingent rent for recently acquired units with leases where rent is based solely on actual store sales without a minimum threshold.

Approximately 58 percent of our leases have terms that expire in 2015 or later and the average remaining lease term of our portfolio is approximately 11 years. Our leases typically provide for initial terms of 15-20 years, plus renewal options. The triple-net lease is a long-term lease that requires the tenant to pay property expenses. This form of lease generally insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. At December 31, 2005, our total annualized base rent on our real estate portfolio was approximately $192.2 million, without giving effect to any future rent escalations and without giving effect to any contingent rental income earned based on tenant restaurant sales in excess of thresholds as defined in the leases. Base rents include an estimate of rents that are based solely on restaurant sales.

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

Strategy 3: Sale of Real Estate to Investors

Since 2001, we have sold more than $1.1 billion in properties through our IPS program, of which $257 million, $256 million and $194 million were sold during 2005, 2004 and 2003, respectively. At December 31, 2005, we held 122 properties for sale to investors through our IPS program with an investment of $157.2 million, including 102 properties with an investment of $139.4 million recently purchased by our specialty finance segment and funded by $122.7 million in mortgage warehouse debt. The 122 properties also include 20 properties with an investment of $18 million acquired through the Merger. When we purchase a property, we determine whether we want to hold it in our portfolio or sell the property through our IPS program. When determining if a property is to be held for investment or held for sale, we consider our existing portfolio profile. We examine attributes such as lease rate, concept, tenant concentration, geographic concentration and general real estate and economic market trends in the property’s location. We hold properties we believe will provide appreciation in excess of the general market over time and which contribute favorably to the weighted average term and yield of the portfolio.

Many buyers of our properties are those motivated to defer taxes on commercial properties they have sold through the reinvestment of the proceeds as permitted under the Internal Revenue Code. In addition, we find buyers who are attracted to our real estate because of its location, concept, tenant and income potential. Our properties typically sell in the $0.8 million to $3.0 million price range. We primarily employ direct marketing efforts to sell our properties and our website (Trustreet1031.com) lists our available properties for sale.

We expect our percentage net gain on the sale of real estate in 2006 to reflect the market as a whole, which suggests sell cap rates maintaining consistency or slightly increasing, and buy cap rates decreasing below levels experienced in 2005. This compression in acquisition cap rates is expected to reduce our net gain percentages in 2006. Overall, we expect gains for our properties held for sale to investors to perform well due to a continuing high demand for real estate but reflect a market exhibiting signs of greater efficiency.

Our IPS program complements our ability to offer sale leaseback financing, especially in securing and managing larger transactions. Our ability to commit to larger transactions allows our niche to be in areas of significantly reduced competition. Our strong alliances and business relationships also distinguish us from our competitors.

Strategy 4: Real Estate Development and Redevelopment

During 2004, we formed our Development Group that through our acquisition and due diligence process identifies properties that are suitable for development as restaurants. When the highest and best use of a parcel is outside of the restaurant industry, other retail uses are considered. Once a parcel is identified, we explore development opportunities including build-to-suit and leasing activities. These assets are then either held in our portfolio for long term appreciation or sold to enhance our profits. During 2005 and 2004, these activities generated $3.5 million and $4.9 million in pre-tax gains, respectively. Our Real Estate Development and Redevelopment Group portfolio held 38 properties with an investment of $48.7 million at December 31, 2005. Of the $48.7 million in properties held at December 31, 2005, $12.8 million represented undeveloped land, $13.6 million in projects were under construction and $11.1 million comprised completed projects. The remaining $11.2 million were acquired with an existing structure with the intent to redevelop at a future date.

Liquidity and Capital Resources

We intend to meet our short-term liquidity requirements through cash flows provided by operations, our line of credit, our warehouse lines, and other short-term borrowings. We expect our ability to generate cash will be sufficient to meet our short-term liquidity needs which include:

•	operating expenses;
•	current debt service requirements;
•	distributions on our common and preferred equity, as may be limited by performance covenants;
•  initial funding of properties we intend to hold for investment;
•	initial funding of properties we intend to sell through our IPS program; and
•	federal and state taxes.

Merger Financing

On February 25, 2005, we completed the Mergers and CNLRP stockholders received 0.7742 shares of USRP common stock and 0.16 shares of newly issued USRP 7.5% Series C Redeemable Convertible Preferred Stock (“Preferred-C”) for each share of CNLRP stock. The Preferred-C has a liquidation preference of $25.00 per share. The aggregate dollar value of Merger consideration received by CNLRP stockholders was approximately $788 million based on the closing stock price of USRP common stock on February 24, 2005 and the liquidation value of Preferred-C. CNLRP was considered the acquiror for accounting purposes. The purchase price used to account for the exchange of interests between USRP and CNLRP was $473 million before transaction costs. Income Fund limited partners received approximately 84 percent of their consideration in cash and the remainder in existing USRP Series A Cumulative Convertible Stock (“Preferred-A”). The Preferred-A has a liquidation preference of $25.00 per share. Total consideration received by the Income Fund partners was approximately $545 million based on the February 24, 2005 trading price of the Preferred-A. The Income Fund acquisitions were accounted for as a purchase with a price of $538 million. The USRP common, Preferred-A, and Preferred-C shares are all traded on the New York Stock Exchange using our ticker symbol, TSY.

We restructured our debt in the six weeks immediately following the Merger. We initially entered into bridge facilities with an aggregate capacity of $775.0 million to fund the cash portion of the Merger and address impending debt maturities. During 2005, we obtained long-term financings to pay down the bridge facilities, repay the subordinated note payable outstanding during 2004, purchase properties, and improve capacity on our revolver. Those included a $275.0 million net lease securitization due in 2012, $300.0 million in senior unsecured registered notes due in 2015, a $275.0 million five-year term loan and a revolving credit facility with a maximum capacity of $175 million. As of December 31, 2005, the entire $175 million revolver capacity was available to us under the revolver, against which $55 million had been drawn.

We also issued 1.4 million shares of common stock through a controlled equity program and issued 8.05 million shares through a public offering totaling $129 million in proceeds, net of stock issuance costs to pay down debt and acquire properties held for investment.

Our debt structure at December 31, 2005 is as follows:

Debt	Balance (in millions)	Approximate Interest Rates	Expected Maturity Date	Type

Mortgage Warehouse Facility (c)	$ 48.5	LIBOR + .90%	Mar-06	Collateralized
Mortgage Warehouse Facility (c)	74.2	LIBOR + .90%	May-06	Collateralized
Series 2001-A Bonds (a)	129.5	LIBOR + .98%	Aug-06	Collateralized
Series 2001 Bonds (a)	93.1	LIBOR + .94%	Oct-06	Collateralized
Notes Payable	2.9	7.16%	2006-2007	Collateralized
Revolver	55.0	LIBOR + 2.25%	April-08	Uncollateralized	(d)
Five Year Term Loan (a)	275.0	LIBOR + 2.00%	April-10	Uncollateralized	(d)
Series 2003 Bonds (a)	8.5	LIBOR + 5.00%	2006-2007	Collateralized
Series 2001-4 Bonds	25.4	8.90%	2009-2013	Collateralized
Series 2005 Bonds	266.5	4.67%	2012	Collateralized
Senior Unsecured Notes (b)	301.1	7.50%	April-15	Uncollateralized
Series 2000-A Bonds	219.2	7.97%	2009-2017	Collateralized

Total Debt	$ 1,498.9

(a)	We have entered into hedging transactions to reduce our sensitivity to floating rate debt in the form of swaps and caps, as described further under “Market Risk”.
(b)	Balance includes a premium of $1.1 million at December 31, 2005.
(c)
We also pay exit fees to the lenders upon the sale of properties financed by the warehouse facilities which we record as interest expense. We paid exit fees of $1.2 million, $1.3 million and $1.3 million during 2005, 2004 and 2003, respectively.

(d)	The Revolver and Five Year Term Loan are subject to borrowing base asset requirements.

Our weighted average expected maturity of debt, excluding our revolving line of credit and the short-term mortgage warehouse facilities, was approximately 5.36 years, 5.20 years and 6.21 years at December 31, 2005, 2004 and 2003, respectively. We have two secured financings that total $223 million that mature in 2006. The 2006 maturities are collateralized by properties with a book value of $418 million at December 31, 2005. We are currently examining different structures and expect to refinance these maturing obligations with secured debt.

Our current capitalization structure is a combination of secured debt, senior unsecured debt, convertible preferred stock and common stock. Our total debt to total assets ratio at December 31, 2005 and 2004, were approximately 56 percent and 57 percent, respectively, and our collateralized debt to total assets (excluding the Revolver, Five Year Term Loan and the Senior Unsecured Notes) was approximately 32 percent and 56 percent, respectively. During 2005, we reduced the collateralized debt levels as compared to 2004 through equity issuances, the issuance of senior unsecured notes and the sale of certain non-core assets. We will seek to fund our pipeline of purchases in 2006 through a combination of our alternatives that may include mortgage warehouse facilities, secured debt, unsecured debt, sales of properties and issuance of equity. We continue to evaluate the mix of capital options as we seek to gradually reduce our total debt as a percentage of assets.

We had the following funds available to us at December 31, 2005:

(In millions)
2005

Mortgage Warehouse Facilities	$ 137.3
Revolver	120.0
Cash and Cash Equivalents	20.5
$ 277.8

Mortgage Warehouse Facilities. We maintain regular contact with our mortgage warehouse facility lenders and believe that the relatively low-cost, high-advance rate financing they provide has been integral to our success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly we are vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance between 95 and 97 percent of the original real estate cost. As of December 31, 2005, we had two mortgage warehouse facilities. The first mortgage warehouse facility permits borrowing up to a maximum of $160 million and was up for renewal in February 2006. The lender has extended the existing mortgage facility through March 31, 2006 and we are negotiating with the lender to renew the facility and modify the exit fee and other terms of the facility. The second mortgage warehouse facility has a current capacity of $100 million with another lender and matures in May 2006. We also intend to renew this facility and renegotiate the exit fees charged on this warehouse facility. At December 31, 2005, we had approximately $16.5 million in capital supporting our loan and lease portfolio financed through our mortgage warehouse facilities. Amounts outstanding under the mortgage warehouse facilities were $122.7 million and $101.4 million at December 31, 2005 and 2004, respectively. The increase in the balance outstanding resulted from new net lease originations funded by these facilities.

Bonds Payable. We have medium-term note and long-term bond financings, referred to collectively as bonds payable. We use rental income received on properties and interest income received on mortgage loans and equipment leases pledged as collateral on medium and long-term financing to make scheduled reductions in bond principal and interest. In February 2005, we acquired through the Merger the Triple Net Lease Mortgage Notes Series 2001-A. These notes bear interest at LIBOR plus 48 basis points and associated fees of approximately 50 basis points, amortize over fifteen years and have a scheduled final maturity date of August 2006. The notes are collateralized by 262 properties with a carrying value of $261 million at December 31, 2005. In March 2005, we completed a $275 million offering of Triple Net Lease Mortgage Notes, Series 2005 (the “Series 2005 Bonds”). The Series 2005 Bonds bear interest at a fixed rate plus other associated fees of approximately 39 basis points, amortize over twenty years and have expected final maturity date in 2012. The Series 2005 Bonds are collateralized by 326 properties with a carrying value of approximately $324 million at December 31, 2005.

Revolver. Through 2004, our short-term debt consisted of a $40 million revolving line of credit (the “Revolver”). We utilized the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. During 2005, we entered into a new Revolver with a capacity of $175 million. The initial maturity date of the revolver is April 2008, with an optional one year extension.

Notes Payable. As part of the Merger financing, we entered into a term loan of $175 million which provided for an increase of up to $100 million at our option. In December 2005, we exercised our option and increased the term loan by $100 million under the same terms and conditions as the initial loan.  During 2004, we had $161.9 million outstanding under a five year term loan which was due in 2007 and collateralized by a portfolio of mortgage loans receivable. In July 2005, we sold this portfolio of mortgage loans receivable and paid off the related loan. During 2005, we issued $300 million in senior uncollateralized notes at a premium of $1 million. Shortly after issuance, we exchanged all of the notes for registered notes. The notes pay interest semi-annually in arrears at the stated rate of 7.5 percent per annum and are due April 2015. The notes are subordinated to all of our existing and future collateralized debt. We can redeem the notes in whole or in part, at any time on or after April 1, 2010 at specified redemption prices.

Some sources of debt financing require that we maintain certain standards of financial performance, such as a fixed-charge coverage ratio, a tangible net worth requirement and certain levels of available cash and may restrict the amount or timing of common stock dividend payments. Any failure to comply with the terms of these covenants would constitute a default and could create an immediate need to find alternative borrowing sources. We were in compliance with all of our covenants at December 31, 2005.

Contractual Obligations, Contingent Liabilities and Commitments.

The following table presents contractual cash obligations and related payment periods as of December 31, 2005:

	Payments due by period (in millions)
Contractual cash obligations:	2006	2007 to 2008	2009 to 2010	Thereafter	Total

Borrowings (1)	$378.2	$107.4	$338.3	$673.9	$1,497.8
Interest expense payments (6)	86.5	144.3	118.7	140.6	490.1
Ground leases	3.2	5.1	2.8	5.0	16.1
Leased office space (2)	1.4	3.0	3.2	6.7	14.3
Total contractual cash obligations	$469.3	$259.8	$463.0	$826.2	$2,018.3

The following table presents commitments, contingencies and guarantees and related expiration periods as of December 31, 2005:

	Estimated payments due by period (in millions)
Commitments, contingencies and guarantees	2006	2007 to 2008	2009 to 2010	Thereafter	Total

Guaranty of unsecured promissory note (2)	$—	$—	$1.2	$—	$1.2
Property purchase commitments (3)	134.2	—	—	—	134.2
Fuel purchase commitments (4)	—	—	—	—	—
Litigation (5)	—	—	—	—	—

Total commitments, contingencies and guarantees	$134.2	$—	$1.2	$—	$135.4

(1)
The maturities on outstanding indebtedness assumes loan repayments are made on the mortgage warehouse facilities in accordance with the contractual obligation even though these facilities are typically renewed each year. The maturities on outstanding indebtedness also assumes that bonds payable amortize in accordance with estimated payment amounts.

(2)
We own an interest in two limited partnerships and affiliates of two of our directors own the remaining partnership interests. We severally guaranteed $1.2 million of the limited partnerships’ $14 million unsecured promissory notes. The guaranty continues through December 31, 2010 when the note matures. We lease our office space from these limited partnerships for approximately $1.5 million per year, with scheduled rent increases. Our lease expires in 2014. As of March 15, 2006, we are discussing and evaluating the possible sale of the five percent interest.

(3)
Represents opportunities for net lease property purchases approved for funding and accepted by sellers as of December 31, 2005. Through the end of February 2006, we purchased $35 million in properties and as of March 15, 2006 had total commitments worth $125 million subject to a leaseback.

(4)
As part of the Merger, we assumed several products sales contracts that committed us to purchase a minimum quantity of fuel, at a predetermined margin over an index, at terms ranging from one to three years relating to certain gas station properties and fuel terminal operations. The contracts are customary in the retail petroleum industry and secure a readily available supply of fuel at competitive market prices. We are in the process of transferring the majority of these purchase commitments to the buyer of the fuel terminal operation. We intend to transfer or terminate, where possible, any remaining purchase commitment that it relates to properties or operations sold. In addition, in connection with certain gas station properties, we assumed certain agreements that obligate us to pay a release price should a gas station property change gas brands. The agreements are customary in the retail petroleum industry. Some, but not all, of the agreements release us from the aforementioned obligation upon the sale of the property to a third party.

(5)
We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements. In addition:

a.
On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several of the Income Funds, filed a purported class action lawsuit on behalf of the limited partners against the general partners of the Income Funds, CNLRP and USRP. The complaint alleges that the general partners breached their fiduciary duties in connection with the Mergers and that the parties to the Merger aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleges that the general partners violated provisions of the Income Fund partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers, which was unsuccessful. On April 26, 2005, a supplemental plea to jurisdiction hearing was held. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the stockholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed their Brief of Appellees. On December 12, 2005, the plaintiffs filed their Appellant’s Reply Brief. The court has scheduled oral argument on the appeal for May 3, 2006. We believe the lawsuit, including the request for certification, is without merit and intend to defend vigorously against its claims.

b.
During 2004, Management Strategies, Inc. filed a lawsuit against USRP. The complaint alleges that we owe approximately $3 million in sales and fuel tax liabilities to the State of Georgia. We believe the claims against us are without merit and intend to defend vigorously against such claims.

(6)	Excludes amortization of deferred financing costs and uses the December 31, 2005 interest rate for all variable rate debt.

Cash Flows

	Year ended December 31,
	(in millions)
	2005	2004	2003
Cash flows provided by operating activities	$48.4	$39.0	$108.4
Cash flows provided by/(used in) investing activities	(453.7)	50.9	46.5
Cash flows provided by/(used in) financing activities	403.1	(104.2)	(134.5)

Net increase (decrease) in cash and cash equivalents	(2.2)	(14.3)	20.4
Cash and cash equivalents at beginning of year	22.7	37.0	16.6

Cash and cash equivalents at end of period	$20.5	$22.7	$37.0

Cash Flows Provided by/(Used in) Operating Activities

Our sources of cash from operations related to rental payments from our tenants, collections of interest on our portfolio of loans and investments in retained interests on previous securitizations, and net proceeds from the sales of property inventory from our IPS program. Our uses of cash from operations include payments of operating expenses, interest on our outstanding indebtedness and the acquisition of inventory for our IPS program. Our cash from operations for the years ended December 31, 2005, 2004 and 2003 were $48.4 million, $39.0 million, and $108.4 million, respectively. Because increases in assets held for sale are primarily funded through warehouse facilities, management believes that a better indicator of liquidity generated from operations would exclude the changes in the held for sale loans (in 2003) and changes in the real estate portfolio. Net cash provided by operating activities excluding changes in mortgage loans held for sale and inventories of real estate held for sale were $77.6 million, $58.9 million, and $71.2 million in the years ended December 31, 2005, 2004 and 2003, respectively. Other items impacting cash provided from operations are described below.

Our cash from operations increased during 2005 as compared to prior years as a result of increasing our real estate portfolio to approximately $1.9 billion as a result of the Merger in early 2005 and the origination of $542 million during 2005. Cash from operations during 2004 and 2003 were impacted by a reduction in rental income from the 2003 bankruptcy filings of Chevy’s Holding, Inc. and numerous operating subsidiaries (“Chevy’s”) and the 2004 bankruptcy filing of The Ground Round, Inc. (“Ground Round”). As of the bankruptcy filings, we owned 34 of these units with an initial investment of $69 million. As part of the Merger, we acquired five additional sites previously leased to these tenants. As of March 15, 2006, 28 sites had been rejected and 11 continued to pay rent under their leases. Of the 28 rejected sites, 11 had been re-leased, seven had been sold and we expect the remaining 10 sites rejected as part of the bankruptcy to be re-leased or sold. Cash flows from operations during 2004 decreased slightly due to granting temporary debt service and rent relief to a borrower/tenant who was experiencing financial difficulties.

Cash from operations was also impacted by the acquisition and sales activity in our IPS program. During 2005, 2004 and 2003, we received net sales proceeds of $257 million, $256 million and $194 million, respectively, from the sales of properties from our IPS program. We had a net use of cash during 2005 and 2004 as a result of acquiring properties at a faster rate than we sold them. The success of our IPS program and the growth of our property portfolio for long term hold is dependent on successfully originating new triple-net leases and the continued liquidity of the 1031 exchange marketplace. For the years ended December 31, 2005, 2004 and 2003, we originated $542 million, $247 million and $137 million in net leases respectively. Originations during 2005 included the acquisition of three large property portfolios. Production in 2005 was driven by three primary factors: (1) our ability to complete (and retain) large portfolio acquisitions of assets owned by franchisors; (2) operators’ continued interest in monetizing some or all of the value of their real estate holdings; and (3) a reorientation of our marketing strategies. We expect continued demand for our core triple-net lease financing in 2006. The demand is impacted by long-term low interest rates and the following other competitive factors:

•   Identified lease transactions have been lost to competitors offering mortgage debt financing. With continued historically low prevailing long-term interest rates, large national and regional banks have offered less expensive mortgage financing that many restaurant operators find more attractive than leases. We do not currently originate mortgage financing due to the volatility and high cost of capital currently associated with our potential sources of financing these assets. Instead, we maintain a strategic alliance with a large financial institution, who through January 1, 2005, was a partner in the specialty finance segment. Under the strategic alliance, we provide the net lease financing and the financial institution provides the senior debt on those transactions requiring a combination of debt and net lease in the target capital structure.

•  Various real estate brokerage firms compete against us and receive a brokerage fee upon the sale of the restaurant properties.  Generally the brokers serve as an intermediary and do not have capital to ensure certainty of close for the restaurant operator. The threat exists more in the market for smaller transaction sizes than our typical prospect although new entrants (now commonly referred to as “flip shops”) continue to squeeze the margin between wholesale and retail cap rates. Through our borrowing capacity, we are able to provide that assurance which to date has mitigated this competitive threat, particularly on larger transactions.

We respond to these factors by adjusting net lease rates, identifying larger transactions and identifying efficiencies within the selling process to reduce costs. Net lease originations provide inventory necessary to execute the IPS Program. At December 31, 2005, we were involved in several opportunities for net lease originations with $134.2 million approved for funding and accepted by the client Our mortgage warehouse facilities provide advances for up to 97 percent of the real estate purchase value.

Investing Activities

The growth in our property portfolio was the result of the Merger in 2005 and the originations volume in 2005 described above. We funded this growth through a combination of equity issuances and borrowings from the Merger financings. During 2005 we paid $450.0 million for the Income Fund properties acquired through the various Merger and Merger-related financings and used $14 million to pay Merger related costs. We also used $302 million and $21 million during 2005 and 2004, respectively, to purchase properties designated as held for long term investment. During 2004 and 2003, properties purchased were virtually all designated as held for sale, and thus treated as an operating cash flow. Another source of funds was from the collection of principal from our borrowers on our loan portfolio (a non-core asset) and the sale of some non core assets as described below.

In June 2005, we received an unsolicited expression of interest from a third party to purchase mortgage loans held for investment. In July 2005, a purchase contract was entered into to sell the loans at a price of $194 million plus the actual cost to unwind the cash flow hedge. The transaction was consummated in July 2005 when we received sales proceeds of $203.8 million. We used the net proceeds from the sale, among other things, to pay $157.7 million in debt (due June 2007) that was collateralized by the mortgage loans receivable, pay $8.6 million to terminate the swap and pay $35 million of the outstanding balance on our Revolver.

As part of the Merger, we acquired several convenience, gas and restaurant operations which were under contract to sell as of the date of the Merger. In September 2005, we sold eighteen gas station operating units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii. In accordance with purchase accounting rules, the values assigned to these assets at the Merger date were the expected net sales proceeds per the contract. As a result, the financial statements do not reflect any gain or loss on the sale of these assets. The sales proceeds of $10.2 million were deposited into an escrow account and as of March 15, 2006, all pending tax issues have been cleared, and the release of escrowed funds is pending certain administrative approvals.

Other sources of cash from investing activities during 2005, 2004 and 2003 include sales of some vacant and some performing properties and the collection of principal under our mortgage and notes receivables. During 2004, we received about $11.2 million in proceeds from the sale of our interest in loan certificates relating to previous securitizations.

Financing Activities

We recapitalized our company as a result of the Merger as described above under Merger Financing. This allowed us more access to capital and provided us the ability to increase originations in 2005. As part of the Merger we assumed the Series B (“Series B”) convertible preferred stock and used $32.5 million in cash to redeem this series of convertible preferred stock shortly after the Merger.

Proceeds from financing activities during 2005 came from bridge financing, our new Revolver, our term loan, the issuance of senior unsecured notes and the issuance of the Series 2005 Bonds. Proceeds during 2004 and 2003 came from the financings in place prior to the Merger, including issuance of bonds. Proceeds during 2004 also came from borrowings from our Chairman through a private company affiliate, CNL Financial Group, Inc. (“CFG”), as further described below. During 2005, we used the proceeds from financing activities to pay loan and bond issuance costs, to pay down the previous financings, including our old revolver and our senior subordinated debt, to pay distributions and to repay the loans from stockholders previously advanced through 2004. We used the proceeds from the sale of the mortgage loans to pay down the majority of our notes payable, the related hedge unwind and other items, as described above under “Investing Activities”. During 2005, 2004 and 2003 we used proceeds from our mortgage warehouse facilities to acquire properties to be held as inventory under our IPS program and repaid the mortgage warehouse facilities from the sales proceeds of these inventory properties. During these years we also repaid a portion of our bonds payable in accordance with their scheduled maturities and any required prepayments. In addition, we have $223 million in bonds maturing in 2006. Those bonds are collateralized by real estate with a net book value of $418 million. Those bonds will likely be refinanced through a secured financing collateralized by a portion of the current collateral as well as restaurant properties purchased in 2005 and 2006. We are examining a structure to facilitate the financing and anticipate freeing up a number of properties that are currently secured under the two series of bonds maturing in 2006.

We consider our long-term liquidity requirements to include the repayment of maturing debt, including borrowings under our revolving credit facilities used to fund properties held for investment. We intend to meet our long-term liquidity requirements by raising equity or debt capital, and by selling select properties. We expect to use the proceeds from property sales predominantly for reinvestment in new properties or for the reduction of debt. As of March 15, 2006, we have an effective shelf registration statement with the Securities and Exchange Commission to issue up to $700 million in debt, common stock or preferred shares. We issued 1.4 million shares of common stock between August and November 2005 through a controlled equity program and in December 2005, we issued 8.05 million shares through a public offering totaling $129.9 million in proceeds, net of stock issuance costs. We sold the shares of common stock at a range of $14.25 to $16.67 per share under the shelf registration. The proceeds of all equity issuances were used to pay down our Revolver and acquire properties held for investment. During 2004 and 2003 we paid stock issuance costs in the form of trailing commissions to brokers who had helped raise the initial equity of the company. This obligation ceased with the Merger in 2005.

Our ability to internally fund capital needs is limited since we must distribute at least 90 percent of our net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. We intend to make distributions to stockholders in order to comply with REIT qualification requirements under the federal tax code. Effective with the Merger, we pay dividends to holders of Preferred stock. Preferred-A pays a quarterly dividend at an annualized rate of $1.93 per share and Preferred-C pays a quarterly dividend at an annualized rate of $1.875 per share. Common stock dividends are currently declared and paid monthly, currently at $0.11 per share, annualized at $1.32 per share. We intend to maintain a dividend rate on our common stock that is less than our funds from operations allocable to our common stockholders, with certain adjustments, in accordance with our debt agreements.

We have elected to distribute amounts in excess of that necessary to qualify as a REIT. During the years ended December 31, 2005, 2004 and 2003, we distributed $80.4 million, $69.0 million and $69.0 million, respectively, or an annualized rate of $1.32, $1.52 and $1.52 per share, respectively, to our common stockholders. During 2005, dividends on common shares for the first two months (prior to the Merger) were paid at a different rate than our current monthly rate of $0.11 per share. Should we experience a large level of tenant delinquencies and vacancies and/or not achieve the level of net gains anticipated for the IPS platform, it may require us to reduce the current common stock dividend level.

During 2005, we declared dividends to preferred stockholders of $24.5 million. As described above under “Merger Financing”, CNLRP was treated as the acquiror for financial statement purposes. However, Trustreet Properties, Inc. formerly known as U.S. Restaurant Properties, Inc. (USRP), was the legal and tax survivor. The following distribution information is based on taxable earnings and profits for the calendar year which included the taxable activity of USRP for January 1, 2005 through February 24, 2005 and the taxable activity of the merged company from February 25, 2005 through December 31, 2005.

In 2005, the distributions to common stockholders were considered to be 77.18 percent taxable income and 22.82 percent return of capital. The distribution to all classes of preferred stockholders was 100 percent taxable income.

The distributions were characterized as follows:

	Common Stockholders	Preferred Stockholders (all classes)

Ordinary income	62.24%	80.64%
Qualified dividend income	14.45%	18.73%
25% Section 1250 unrecaptured gain	0.49%	0.63%
Total taxable income	77.18%	100.00%

Return of capital	22.82%	0.00%

Total	100.00%	100.00%

For the period from January 1, 2005 through February 25, 2005, 30 percent of the distributions received by CNLRP stockholders were considered to be ordinary income and 70 percent were considered to be return of capital.

For the year 2004, approximately 22 percent of the distributions received by CNLRP stockholders were considered to be ordinary income, 69 percent were considered a return of capital, seven percent were qualified dividends and two percent were capital gains for federal income tax purposes. During the year ended December 31, 2003, approximately 39 percent of the distributions received by CNLRP stockholders were considered to be ordinary income and approximately 61 percent were considered a return of capital for federal income tax purposes. Beginning in 2001, our Board of Directors made the determination that it was in the best interests of our stockholders to maintain our historical level of distributions during a period of volatility in the restaurant finance sector. While not necessary for REIT tax purposes, CNL Financial Group, Inc. (“CFG”), an affiliate of the Company’s Chairman, provided loans to and purchased common stock from us to enable us to maintain our historical level of distributions during this period. The loans were in the form of non-collateralized demand balloon promissory notes which bore interest at LIBOR plus 2.5 percent or at the base rate, as defined in the agreement, with interest payments and outstanding principal due upon demand. During the years ended December 31, 2004 and 2003, CFG advanced $10.9 million and $18.7 million, respectively. The principal amount including accrued interest at December 31, 2004 was $35.8 million. As a result of new financing obtained as part of the Merger, we paid off this balance during 2005. Our Chairman was not obligated to make loans or purchase shares and as a result of the completion of the Merger, will not make any further loans or purchases of stock to fund distributions.

There was no preferred stock outstanding during 2004 and 2003.

Liquidity Risks

In addition to the liquidity risks discussed above in connection with our IPS program, tenants or borrowers that are experiencing financial difficulties could impact our ability to generate adequate amounts of cash to meet our needs. In the event that financial difficulties persist, our collection of rental payments, and interest and principal payments on our small portfolio of mortgage loans held could be interrupted. At present, most of these tenants and borrowers continue to pay rent, principal and interest substantially in accordance with lease and loan terms. However, we continue to monitor each tenant’s and borrower’s situation carefully and will take appropriate action to maximize the value of our investment.

Most properties acquired with funds provided by the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of these properties would generally require accelerated principal payments on the related debt and may restrict our ability to find alternative financing for these specific assets. Our debt, excluding bonds payable, generally includes cross-default provisions. A default under any debt facility could result in our other borrowings becoming immediately due and payable.

Liquidity risks also include the potential that a tenant’s financial condition could deteriorate, rendering it unable to make lease payments or payments of interest and principal on mortgage and equipment notes receivable. Generally, we use a triple-net lease to lease our properties to our tenants. The triple-net lease is a long-term lease that requires the tenant to pay expenses on the property. The lease somewhat insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted. In the event of tenant bankruptcy, we may be required to fund certain expenses in order to retain control or take possession of the property. This could expose us to successor liabilities and further affect liquidity.

Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise securitization market and affect the quality or perception of the loans or leases underlying our previous securitization transactions. We conducted our previous securitizations using bankruptcy remote entities. These entities exist independent from the rest of our Company and their assets are not available to satisfy the claims of our creditors, any subsidiary or its affiliates. To date, the ratings on the loans underlying the securities issued in these transactions have been affirmed, unlike the ratings of many competitors’ loan pools that have been downgraded. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a securitized pool on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans underlying the securities default, and the securities undergo a negative ratings action, we could experience material adverse consequences impacting our ability to continue earning income as servicer, renew our existing debt facilities and impact our ability to engage in future net lease securitization transactions. In addition, a negative ratings action against our securitized pools could cause our warehouse lenders to lower advance rates and increase the cost of financing.

Certain net lease properties are pledged as collateral for the triple-net lease bonds payable. In the event of a tenant default relating to pledged properties, we may elect to contribute additional properties or substitute properties into these securitized pools from properties we own not otherwise pledged as collateral. The Series 2000-A and Series 2001 pools contain properties impacted by the prior years’ bankruptcy filings of Chevy’s and Ground Round, and the financial difficulties of other restaurant operators. In the event that we have no suitable substitute property, the adverse performance of the pool might inhibit our future capital raising efforts including our ability to refinance the Series 2001 and Series 2001-A bonds payable maturing in 2006. The Series 2000-A and Series 2001 bonds payable include certain covenants relating to delinquency percentages and debt service coverage. If we fail to comply with certain financial ratio covenants, then principal payments on the outstanding bonds will be accelerated. We are currently exceeding certain required performance cash flow ratios within the Series 2000-A bonds payable due primarily to tenant defaults and bankruptcies in 2003 and 2004 from Chevy’s and Ground Round. As a result, cash flow remaining in excess of the scheduled principal and interest payments is required to be used for additional debt reduction. For the years ended December 31, 2005, 2004 and 2003, we were required to make additional debt reductions of approximately $2.1 million, $2.4 million and $0.4 million, respectively, as a result of exceeding certain ratios in the net lease pools. We are actively seeking new tenants or buyers for these properties to enable us to meet these ratios.

Hurricane Impact

During the year ended December 31, 2005, hurricanes Katrina, Rita and Wilma caused personal and property damage in Texas, Florida, Louisiana and Mississippi, which are states in which we owned properties. A total of 283 stores in our current real estate portfolio were located in FEMA designated disaster counties affected by these hurricanes. As of March 15, 2006, we were able to make contact with tenants and borrowers on all except two sites that are located in New Orleans and remain closed. Rents in those two stores are delinquent and are expected to be paid by insurance proceeds under business interruption coverage carried by the tenant. Our stores are generally leased to tenants subject to triple net leases, meaning that the tenant is responsible for repairs and maintenance on the properties, and is required to pay the real estate taxes and maintain full property insurance coverage on these properties. In many cases, we also require the tenant to carry business interruption insurance which would provide for payment of rent while the store is closed. We did not incur any losses nor did we have to pay out of pocket for any damage caused by the hurricanes because affected tenants’ insurance has covered this damage.

Financial Structure

Off-Balance Sheet Transactions

We currently hold residual interests in two securitizations, the assets and liabilities of which are not consolidated into our financial statements. The carrying value of our investment in the bond certificates was $16.0 million at December 31, 2005. Both are recorded as investments in the consolidated financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at December 31, 2005:

	Mortgage loans	Bonds outstanding
	in pool at par	at face value
	(in millions)
Loans and debt supporting 1998-1 Certificates	$139.5	$139.5
Loans and debt supporting 1999-1 Certificates	204.5	204.5
	$344.0	$344.0

Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose us to market risk related to changes in interest rates. We review our borrowings and attempt to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. We do not use derivatives for trading or speculative purposes. As of December 31, 2005, we had the following derivative instruments outstanding:

In May 2005, we entered into an interest rate swap to hedge the $175 million five year term loan.

Type of Hedge ($ in millions)	Notional Amount at December 31, 2005 (in millions)	LIBORCap Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at December 31, 2005 (in millions)

Interest Rate Cap	$142.5	6.000%	08/13/01	08/26/06	$—
Interest Rate Cap	$106.4	4.500%	09/28/01	10/25/06	$0.2
Interest Rate Swap	$175.0	4.202%	05/16/05	04/01/10	$3.7
Interest Rate Cap	$21.5	3.500%	12/17/03	02/01/11	$0.7

At December 31, 2005, we had fixed rate debt of $814 million and floating rate debt of $684 million. At December 31, 2005, the weighted average rate on the floating rate debt was 5.85 percent. We have entered into hedging transactions in response to the sensitivity that is inherent in floating rate debt, but certain of those hedging transactions have caps that cause the rate sensitivity to be reduced but not eliminated. The impact on net income available to common stockholders and on cash flows over the next twelve months that would result from a one percentage point variance in interest rates on $684 million in floating rate debt would be approximately $4.2 million (pre-tax), holding all other variables constant.

Management believes that the net carrying value of the debt approximates fair value, with the exception of the Series 2000-A Bonds and the Series 2005 Bonds which have an estimated fair value of approximately $304 million and $217 million, respectively. A one percentage point increase in interest rates would decrease the fair values to $259 million and $185 million, respectively. A one percentage point decrease in interest rates would increase the fair values to $368 million and $262 million, respectively.

Inflation

We believe inflation has not significantly affected our earnings because the inflation rate has remained low. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. However, sustained low inflation could lead to net lease pricing pressure as tenants request decreasing rates for longer maturities.

Critical Accounting Policies

In response to SEC Release Numbers 33-8040, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies,” and 33-8056, “Commission Statement About Analysis of Financial Condition and Results of Operations,” we identified the following critical accounting policies that affect the more significant judgments and estimates used in the preparation of our consolidated financial statements. The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United states of America requires us to make estimates and judgments on assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates and judgments. A summary of our accounting policies and procedures are included in Note 1 of our consolidated financial statements. We believe the following critical accounting policies among others affect our more significant judgment of estimates used in the preparation of our consolidated financial statements.

•
We record the acquisition of land, buildings, equipment and lease intangibles at cost, including acquisition, closing and construction period interest costs. Land and buildings are leased to restaurant operators generally on a triple-net basis, which means that the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The property and secured equipment leases held for investment are accounted for using either the direct financing method for capital leases or the operating method unless we have classified these properties pursuant to their intent to sell. We estimate residual values and collectable rents in determining whether a lease is accounted for as either direct financing or operating.

•
For purchases of real estate held for investment that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141, “Business Combinations,” we allocate the fair value of the real estate acquired to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, other value of in-place leases and value of tenant relationships, based in each case on their relative fair values.

•
We determine the fair value of the tangible assets of an acquired property by valuing the property as if it were vacant, and we then allocate the “as-if-vacant” value to land and building based on the determination of the relative fair values of these assets. We use the as-if-vacant fair value of a property provided by a qualified appraiser for individual property acquisitions and use assumptions on portfolio acquisitions.

•
In allocating the fair value of the identified intangible assets and liabilities of an acquired property, we record above-market and below-market in-place lease values as other assets or other liabilities based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease.

•	The Company’s real estate accounting differs for assets held by its two operating segments based upon our intentions with respect to such asset’s disposition.

•
Real estate held within the real estate segment is generally acquired with an intention to hold long-term. It is depreciated over its estimated useful life and rent is recorded giving consideration to contractual rent increases over the life of the lease. Some real estate held by this segment may be designated so as to reflect our intention to dispose of the asset. In such case all operating income and expense, including depreciation and accrued rent associated with future contractual increases, is reflected as a component of discontinued operations for all periods presented, even for periods prior to our stating the intention to sell. We review our properties for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable through operations or sale. We determine whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If impairment is indicated, the assets are adjusted to estimated fair value.

•
Real estate held within the specialty finance segment is generally acquired with an intention to sell within one year. It is therefore not depreciated, and future contractual rent increases do not impact earnings. We review these properties for impairments and adjust the asset to fair value if necessary. All properties are treated as discontinued operations, and operating income and expense is reflected as a component of discontinued operations. We review our ability and intent to hold these assets for sale on a periodic basis to determine the proper classification of these assets.

•
Mortgage notes receivable are recorded at the lower of cost or market. Whenever future collection on specific notes appears doubtful, a valuation allowance is established. The allowance represents the difference between the carrying amount and the amount we expect to receive. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in impairments and provisions on assets. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. When a loan or portion of a loan, including an impaired loan, is determined to be uncollectible, the portion deemed uncollectible is charged against the allowance and subsequent recoveries, if any, are credited to the allowance. Accrual of interest is discontinued when we believe, after considering economic and business conditions and collection efforts, that a borrower’s financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income when collected.

•
Certain loans we originated were sold to independent trusts that, in turn, issued securities to investors backed by these assets. We retained the servicing rights and participate in certain cash flows from the trusts. The present value of expected excess of net cash flows, after payment of principal and interest to bond or other certificate holders, over the estimated cost of servicing is recorded at the time of sale as a retained interest. Retained interests in securitized assets are included in other investments. Accounting for the retained interests requires that we estimate values using market trends and historical experience, expected prepayments and defaults. This information is considered, along with prevailing discount rates and the terms of the bonds and certificates, to arrive at an initial value and to periodically review the value for gains or losses. Permanent impairments, representing the excess of carrying value over estimated current fair value, are recorded as an expense.

•
We review our long-lived assets for impairment or potential loss as events or circumstances indicate that the carrying amount of the assets may not be recoverable. We compare the estimated future undiscounted cash flows, including the residual value of the property or collateral, with the carrying cost of the individual asset. If impairment is indicated, the assets are adjusted to the estimated fair value. In addition, in accordance with SFAS No. 142, we are required to test goodwill for impairment at least annually. Changes in management’s judgments and estimates could significantly affect our analysis of the impairment of goodwill. Impairments resulting from this analysis are charged to results of operations.

•
We have also entered into certain derivative contracts in order to hedge our exposure to fluctuations in interest rates on variable rate debt, which contracts qualify for treatment as cash flow hedges. As long as the criteria for hedge accounting are met, the changes in fair value of these contracts are reflected in other comprehensive income (loss) and as a component of stockholders’ equity. If the requirements are not met, changes in the fair value of these contracts are reflected in earnings.

•
We accrue for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Such accruals are adjusted as further information develops or circumstances change.

•
As a result of the Merger, we assumed retirement obligations for the removal of tanks, fuel lines and other required modifications to our gas stations, as well as estimated future costs to restore land leased under ground leases to its original condition. We recorded a liability based on expected future cash outlays in the period incurred, discounted to its present value based on our credit-adjusted risk-free rate. Over time, the liability is accreted for the change in present value, with this effect included in expenses.

•
We account for federal and state income taxes with respect to our TRS subsidiaries using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statements carrying amounts of existing assets and liabilities and respective tax bases and operating losses and tax-credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. In the event that these assumptions change the deferred taxes may change.

•
Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. The valuation allowance is based on our estimates of future taxable income and ongoing prudent and feasible tax planning strategies. Should we determine we are unlikely to realize in full a deferred tax asset, we would record a valuation allowance to reduce the deferred tax asset to an amount that is more likely than not to be realized. A reversal of the deferred tax asset would decrease income in the period the determination is made. The Company reversed all valuation allowances in 2003 and 2004.

•
In estimating future taxable income, we must estimate future income using historical data, the expected growth rate of revenues and expenses, the effect of capital expenditures, and future market and economic conditions. Variability of these and other assumptions could result in an inability to recover the carrying value of the deferred tax assets.

New Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is effective for the fiscal years beginning after June 15, 2005. This statement addresses financial accounting and reporting obligations associated with the exchange of nonmonetary assets. The statement eliminates the exception to fair value for exchanges of similar productive assets issued in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

As of March 31, 2005, the Company early adopted the provisions of SFAS No. 123(R), “Share−Based Payments” (“FAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. FAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share−based payments for transactions with non−employees. FAS 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires management of the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option−pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires management of the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company elected to adopt the modified prospective application method as provided by FAS 123(R). Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of this standard and for the unvested portion of previously granted awards that are outstanding on that date.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (as amended)” This statement is effective for the fiscal years beginning after December 15, 2005. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and (or) method of settlement may be conditional on a future event. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this interpretation does not have a significant impact on the financial position or results of operations of the Company.

Results of Operations

Financial Reporting

Historically we have managed, operated and reported our business in two distinct segments. For the years ended December 31, 2005, 2004 and 2003, the results of each segment are discussed on a stand-alone basis below. Our consolidated financial statements reflect both segments, less amounts eliminated relating to transactions between segments.

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

Specialty finance segment: This segment includes our IPS program, our Real Estate Development and Redevelopment Group and our subsidiary Trustreet Investment Banking, LLC where we provide services to national and regional restaurant operators. This segment’s earnings are from lease income prior to sale, net gains from investment property sales, gains from the development and sale of restaurant/retail real estate and to a lesser extent, investment banking and other service revenues. This segment historically has earnings from interest income on mortgage loans as well. The majority of these loans were transferred to the real estate segment on March 31, 2005 and subsequently sold to an unrelated third party in July 2005.

The following table presents components of net income, including income from continuing and discontinued operations, by segment. It also reflects the elimination of transactions between segments used to prepare the consolidated financial statements.

	Year ended December 31, (in millions)
	2005	2004	2003
Revenues:
Real estate	$177.6	$77.0	$82.0
Specialty finance	17.4	29.3	32.3
Other*	(4.9)	(3.0)	(3.2)
Total revenues	190.1	103.3	111.1

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	22.1	12.2	14.4
Specialty finance	30.6	25.6	29.1
Other*	(4.0)	(1.9)	(2.4)
Total operating expenses excluding interest, depreciation, and amortization**	48.7	35.9	41.1

Depreciation and amortization expense:
Real estate	29.5	10.6	11.1
Specialty finance	1.4	0.9	0.9
Total depreciation and amortization expense	30.9	11.5	12.0

Interest expense:
Real estate	80.5	29.3	27.5
Specialty finance	10.6	18.3	23.7
Other*	(1.0)	0.4	(0.6)
Total interest expense	90.1	48.0	50.6

Loss on termination of cash flow hedge
Real estate	8.6	0.0	0.0
Specialty finance	0.0	0.9	0.5
Total loss on termination of cash flow hedge	8.6	0.9	0.5

Total expenses	178.3	96.3	104.2

Income from continuing operations, net	11.8	7.0	6.9

Income/(loss) from discontinued operations, after income taxes:
Real estate	10.6	5.7	(1.3)
Specialty finance	32.2	29.2	36.8
Total income from discontinued operations, after income taxes	42.8	34.9	35.5

Gain on sale of assets - Real estate segment	9.6	0.1	0.0

Net income	$64.2	$42.0	$42.4

* relates primarily to eliminations of transactions between segments
**	also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated joint ventures

Revenues:

Revenues in the real estate segment were comprised of the following:

	Year ended December 31, (in millions)
	2005	% of Total	2004	% of Total	2003	% of Total
Rental income	$160.4	90%	$66.0	86%	$68.9	84%
Interest income	12.2	7%	9.2	12%	8.7	11%
Other	5.0	3%	1.8	2%	4.4	5%
Total Revenues	$177.6	100%	$77.0	100%	$82.0	100%

Real estate segment revenues primarily include rental income on operating and capital leases which increased during 2005 as a result of an increase in the number of properties held in our real estate portfolio. We added approximately $1 billion in properties through the Merger transaction on February 25, 2005 and added new properties through acquisitions of three property portfolios during the latter part of 2005, increasing the property portfolio to $1.9 billion. Rental income during 2005 increased 142 percent as compared to 2004 due to the increase in the number of properties generating rental income. Rental and earned income decreased in 2004 as compared to 2003 due to lower rental revenues resulting from tenant bankruptcies including Ground Round and Chevy’s, who filed for bankruptcy in 2004 and 2003, respectively. The portfolio from USRP included certain ground leases that were subleased to tenants but for which the lessor remained legally responsible for those liabilities in the event the tenant did not pay. The sublease rents received are recorded as rental revenues and the payments are recorded in property expenses. Portfolio acquisitions in late June, September and December 2005 also contributed to an increase in revenues in 2005 as compared to prior years. We expect an increase in rental revenues in 2006 as a result of the acquisition of these three portfolios.

Interest income in the real estate segment of $12.2 million, $9.2 million and $8.7 million in 2005, 2004 and 2003, respectively, is generated by our portfolio of mortgage, equipment and other notes receivable held by this segment as well as investment income earned on bonds held in mortgage loan securitizations. These increases were a result of adding $15 million in former USRP loans and $198.2 million in loans that were moved from the specialty finance segment on March 31, 2005. The real estate segment sold these loans in July 2005 and as a result of the sale, interest income is expected to continue to decrease relative to total revenues in the future. Interest income from mortgage, equipment and other notes receivable increased in 2004 as compared to 2003 as a result of the purchase of approximately $26.1 million in mortgage loans by our real estate segment from our specialty finance segment in December 2003. Our real estate segment combined these mortgage loans with other mortgage loans it previously owned and issued notes (“bonds payable”) collateralized by approximately $46.6 million of mortgage loans. The increase in interest income from the new loans was partially offset by a decrease in interest income earned on the declining balance of our original loan portfolio resulting from the scheduled collections of principal. Loan originations since 2000 have been minimal.

In July 2005, our real estate segment sold the mortgage loans receivable, for $203.8 million and recorded a gain on sale of loans of approximately $9.6 million. In July 2005, our real estate segment recognized as other income approximately $1.1 million in deferred loan origination fees that were being recorded as income over the term of the mortgage loans receivable. Upon the sale of the loans and the repayment of the related debt, our real estate segment recognized $10.6 million in hedge losses previously recorded in other comprehensive income (loss) in earnings. In addition, during the period from July 1, 2005 to July 18, 2005, the real estate segment recognized a gain of approximately $2 million relating to decreases in the cash flow hedge liability prior to the closing of the sale.

In addition to the $1.1 million described above, other income increased during 2005 as compared to 2004 as a result of earning and collecting $0.9 million in fees for providing due diligence and advisory services to one of our tenants and by $0.2 million for tenant reimbursements relating to real estate taxes for some properties acquired through the Merger. Certain properties assumed in the Merger require us to pay real estate taxes on behalf of the tenant. In these situations, we record the payment of the real estate taxes as an expense and then record the reimbursement from the tenant as tenant reimbursable within other income. Prior to the Merger, we did not have any leases that required us to pay taxes on behalf of the tenant. Other income decreased in 2004 as compared to 2003 as a result of decreased billings of direct costs to third parties using our real estate segment for property management services. During 2003, we transferred certain functions to CFG, an affiliate, thereby reducing general and operating expenses, as well as reducing the billings of these expenses collected from third parties. In 2004, our real estate segment also transferred its property management services to our specialty finance segment further reducing its other income generated from these services.

Revenues in the specialty finance segment were comprised of the following:

	Year ended December 31, (in millions)
	2005	% of Total	2004	% of Total	2003	% of Total
Rental income	$0.9	5%	$0.0	0%	$0.0	0%
Interest income	9.2	53%	22.0	75%	26.4	82%
Other	7.3	42%	7.3	25%	5.9	18%
Total Revenues	$17.4	100%	$29.3	100%	$32.3	100%

Specialty finance segment revenues decreased by 41 percent in 2005 as compared to 2004. Revenues associated with properties acquired with the intent to sell are recorded as revenue within discontinued operations and are not included here. This revenue consists primarily of interest income on a portfolio of mortgage loans receivable held by this segment. Most of the loans held by the specialty finance segment were moved to the real estate segment on March 31, 2005, causing a significant decrease in specialty finance segment revenues in 2005 as compared to 2004. Specialty finance revenues decreased by 9 percent in 2004 as compared to 2003. Interest income from mortgage and other notes receivable decreased during the year ended December 31, 2004 as compared to the same period in 2003 partially due to the sale of $26.1 million in mortgage loans to the real estate segment.

Other matters impacting the comparability of the various components of revenues during the three years ended December 31, 2005, 2004 and 2003 include:
•
During the year ended December 31, 2003, the specialty finance segment utilized a hedging strategy designed to address market volatility in the value of loans held for sale. In December 2003, the specialty finance segment sold its remaining mortgage loans held for sale to the real estate segment, which then re-designated these loans as held for investments purposes and issued bonds collateralized by the loans. In conjunction with this sale the fair value hedge was terminated.

•
Other income reflects, among other items, fees from advisory services, servicing income and referral fees for loans and other products from the Bank. The specialty finance segment experienced a decrease in other income in 2005 that is primarily due to no longer earning referral fees from the bank, combined with decreased advisory services revenues. This decrease is offset by an increase in servicing income caused by the increase in the number of properties serviced due to the Merger in 2005 and by recoveries of servicer advances that had been written off in previous years.

Operating expenses, excluding depreciation, amortization and interest:

Operating expenses, excluding interest, depreciation and amortization are presented in the following charts that detail the results by segment. The real estate segment portion of these costs consisted of the following:

	Year ended December 31, (in millions)
	2005	% of Total	2004	% of Total	2003	% of Total
General operating and administrative	$12.8	58%	$8.9	73%	$9.0	63%
Property expenses, state and other taxes	7.2	32%	0.6	5%	0.9	6%
Other	2.1	10%	2.7	22%	4.5	31%
	$22.1	100%	$12.2	100%	$14.4	100%

General operating and administrative expenses in the real estate segment increased 44 percent in 2005 as compared to 2004 as a result of having increased the rental portfolio to $1.9 billion with the February 25, 2005 Merger and the portfolio acquisitions during 2005. During 2005, these expenses include $0.7 million allocated to this segment as a result of the grant of stock and related cash compensation to members of our Board of Directors and employees during 2005. In addition, reflected in the specialty finance segment discussion of general operating and administrative below, various issues have increased the overall costs that are, in turn, allocated between segments. This increase was offset by a decrease in expenses resulting from the shift in the internal reporting of certain property development and redevelopment activities which, until 2005, reported through the real estate segment, as we view those activities as more appropriately aligned with the specialty finance segment. Direct and indirect payroll relating to these property development and redevelopment activities approximated $3.3 million during 2005. We experienced a decline in expenses in 2004 as compared to 2003 due to transferring certain financial and strategic functions, including transferring certain employees relating to the management of the external portfolios, to a subsidiary of CFG, an affiliate of our Chairman. However, this decrease was offset by an increase in additional professional fees as a result of compliance requirements with the Sarbanes-Oxley Act and increased expenses incurred in connection with the Merger with USRP.

Property expenses typically occur when tenants default on their obligations. Property expenses, state and other taxes increased compared to prior years primarily as a result of having increased the rental portfolio upon the Merger as discussed above. Property expenses also increased because as a result of the Merger, we assumed leasing arrangements where we are the tenant under some leases and are required to make rental payments of approximately $0.3 million per month and record these payments as rental expense. To the extent we have subleased these premises to another tenant, we have included the sublease rental income in rental revenues. Property expenses, which include real estate taxes, also increased due to a combination of a) acquiring approximately 77 vacant properties during the Merger for which we have to pay real estate taxes, insurance and repairs and maintenance and b) acquiring properties during the Merger that require us to pay real estate taxes directly on behalf of the tenants under the terms of the lease. To the extent we then bill the tenants for the real estate taxes, we have included the reimbursements from the tenants in other income. Property expenses were also higher in 2005 as a result of Chevy’s and Ground Round, two of our tenants, declaring bankruptcy in late 2003 and early 2004, respectively, rejecting several leases and causing us to incur legal fees, real estate taxes, insurance and repairs and maintenance on these vacant sites. Property expenses were higher in 2003 as compared to 2004 due to the higher number of vacant sites in 2003 as compared to 2004 resulting from the bankruptcies and lease rejections of three of our tenants, which included Phoenix Restaurant Group, Inc. and its subsidiaries, who filed for bankruptcy in 2001, and Roadhouse Grill, Inc. and Houlihan’s Restaurant Group who filed for bankruptcy in 2002.

Other expenses decreased during 2005 and 2004, each as compared to the prior year, due to a decrease in asset impairments related to properties held for investment and mortgage loans. Some expenses formerly presented in this category associated with properties treated as discontinued operations are incorporated in the earnings or losses from discontinued operations for all years presented.

Operating expenses, excluding interest, depreciation, and amortization in the specialty finance segment consisted of the following:

	Year ended December 31, (in millions)
	2005	% of Total	2004	% of Total	2003	% of Total
General operating and administrative	$28.6	93%	$21.5	84%	$21.1	73%
Property expenses, state and other taxes	0.5	2%	0.0	—	0.0	—
Other	1.5	5%	4.1	16%	8.0	27%
	$30.6	100%	$25.6	100%	$29.1	100%

General operating and administrative expenses in the specialty finance segment increased 33 percent during 2005 as compared to 2004 and were relatively consistent in 2004 as compared to 2003. There are a number of items that have impacted the comparability between 2005 and 2004 that are summarized as follows:

•	Our expenses in this segment include a $2 million charge during 2005 resulting from a grant of stock and related cash compensation to members of our Board of Directors and employees.

•
The specialty finance segment provides lease and loan servicing to our real estate segment and to third parties. As servicer, we utilize property management software to account for leasing transactions and to capture other tenant and lease information. More than a year ago, we decided to upgrade our technology platform supporting this application. We incurred certain costs during 2005 necessary in the transition to the new application and the integration of USRP and Income Fund assets.

•
We have incurred additional expenses with the integration of the merged portfolios. While our servicing fee income in this segment for the management of the larger portfolio increased for the ten-month period after the Merger, we incurred various one-time setup expenses during 2005 to add new properties creating an excess of new expenses over new revenues that should stabilize in the future. The Income Fund portfolio had been previously serviced by the specialty finance segment and did not create significant additional integration costs.

•
Prior to 2005 certain services were purchased from affiliates of two of our Board members. These included human resources, tax planning and compliance, computer systems support, investor relations and other services. Throughout 2005, we brought substantially all of these functions on board in an initiative that began in November 2004. During this process, we incurred certain expenses such as recruitment and training of new employees and the separate licensure and maintenance of software previously leveraged among a wider enterprise affiliated with certain Board members.

•
We have shifted the internal reporting of certain property development and redevelopment activities previously reported through the real estate segment. Direct and indirect payroll relating to the property development and redevelopment activities approximated $3.3 million during 2005.

Property expenses in this segment represent activities in property development and redevelopment transitions from the real estate segment this year and costs associated with activities merged into this segment from USRP. The decrease in the line item for other expenses relates to impairments and a decrease in the minority interest in income of consolidated joint ventures. The specialty finance segment recorded provisions for loan losses of $0.1 million and $4.7 million in 2005 and 2003, respectively, associated with non-performing loans, and a recovery of $0.5 million due to improved performance on its loan portfolio during 2004. The segment also recorded write-offs of $1.0 million and $1.6 million during 2004 and 2003, respectively, relating to its 1998-1 and 1999-1 residual interests. The specialty finance segment recorded these amounts based on its determination that a permanent impairment in value had occurred as a result of certain borrower delinquencies within these securitized pools. The decrease in minority interest in income of consolidated joint ventures during 2005 was due to a decrease in activities of the consolidated joint venture. We sold the last remaining properties in 2005 and dissolved the joint venture in July 2005.

Interest Expense

Interest expense for each segment is illustrated in the following table:

	Year ended December 31, (in millions)
	2005	% of Total	2004	% of Total	2003	% of Total
Real estate	$80.5	89%	$29.3	61%	$27.5	54%
Specialty finance	10.6	12%	18.3	38%	23.7	47%
Other	(1.0)	(1)%	0.4	1%	(0.6)	(1)%
	$90.1	100%	$48.0	100%	$50.6	100%

Interest expense in the real estate segment increased approximately $51.2 million or 175 percent, during 2005, as compared to 2004, due to the increased level of debt. Total debt at the real estate segment increased to $1.3 billion at December 31, 2005 versus $0.4 billion at December 31, 2004. The increase was a result of the Merger financings completed by April 2005, in addition to assuming existing debt as part of the Merger and from exercising our option to increase our term loan by $100 million. The weighted average interest rate on all borrowings was 5.99 percent at December 31, 2005 versus 5.92 percent at December 31, 2004. Included in interest expense within the real estate segment is amortization of deferred financing costs of $8.4 million, $4.3 million and $3.4 million for 2005, 2004 and 2003, respectively. The increase in deferred financing costs in 2005 was due to incurring costs to put the new Merger financing in place between February and April 2005.

The specialty finance segment experienced a 42 percent decrease in interest expense in 2005 as compared to 2004. The decrease was primarily due to the transfer of the pool of mortgage loans and related $161 million of debt to real estate segment on March 31, 2005 and the early extinguishment of the $22 million Subordinated Note Payable in April 2005. The specialty finance segment experienced a 23 percent decrease in interest expense in 2004 as compared to 2003. The decrease was partially the result of the $10 million pay down of the Subordinated Note Payable and the related decrease of the interest rate on this facility from 8.5 percent to 7.0 percent in January 2004. In September 2004, the specialty finance segment repaid an additional $11.875 million on the Subordinated Note Payable. Interest expense also decreased because the specialty finance segment paid down the existing mortgage warehouse facility by approximately $12.3 million in December 2003 when it sold mortgage loans receivable to the real estate segment, as described above. As a result of the sale of these mortgage loans receivable the specialty finance segment terminated the fair value hedge associated with mortgage loans receivable and eliminated the interest expense on the interest rate swap. Interest expense also decreased during 2004 because of a partial unwind of a cash flow hedge.

Depreciation and Amortization

Depreciation and amortization expense for each segment is illustrated in the following table:

	Year ended December 31, (in millions)
	2005	% of Total	2004	% of Total	2003	% of Total
Real estate	$29.5	95%	$10.6	92%	$11.1	92%
Specialty finance	1.4	5%	0.9	8%	0.9	8%
	$30.9	100%	$11.5	100%	$12.0	100%

The real estate segment experienced an increase in depreciation and amortization expense of $18.9 during 2005 as compared to 2004 million as the result of the Merger and portfolio acquisitions increasing the rental portfolio to $1.9 billion.

Loss on Termination of Cash Flow Hedge

During 2005 the real estate segment recorded a loss on termination of cash flow hedge of $8.6 million. In July 2005 the real estate segment sold a portfolio of mortgage loans, repaid the related debt and recorded a $10.6 million loss on termination of cash flow hedge that was previously recorded in other comprehensive income (loss). This amount was partially offset by approximately $2 million which represented the decrease during 2005 in the fair value of the hedge liability from the time hedge accounting was discontinued to the sale of the loans.

The specialty finance segment recorded a loss on termination of cash flow hedge of $0.9 million and $0.5 million during 2004 and 2003, respectively. In conjunction with our Note Payable pay down of approximately $5.8 million during 2004, we unwound a portion of our cash flow hedge to comply with our hedge agreement. The loss during 2003 relates to the prepayment of mortgage loans by a borrower causing the specialty finance segment to pay down a portion of the related debt collateralized by these mortgages and to also unwind a portion of the related swap.

Gain on Sale of Assets

During 2005, gain on sale of assets of $9.6 million was recorded by the real estate segment. This gain resulted from the July 2005 sale of approximately $194 million of mortgage loans to a third party.

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

The following table shows our results from discontinued operations:

	Year ended December 31, (in millions)
	2005		2004		2003
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$61.1	$257.0	$34.8	$256.2	$32.4	$193.8
Cost of real estate sold	52.1	218.1	27.1	220.9	28.7	169.2
Gain on sale of real estate	9.0	38.9	7.7	35.3	3.7	24.6
Net other income (expense)	1.6	2.4	(1.2)	4.8	(4.9)	5.9
Earnings (loss) from real estate discontinued operations before tax	10.6	41.3	6.5	40.1	(1.2)	30.5

Retail operations revenue	—	34.8	13.5	—	13.7	—
Retail cost of sales	—	33.9	14.3	—	13.8	—
Earnings (loss) from retail discontinued operations before tax	—	0.9	(0.8)	—	(0.1)	—

Income tax (provision)/ benefit	—	(10.0)	0.0	(10.9)	0.0	6.3

Income (loss) from discontinued operations, after income taxes	$10.6	$32.2	$5.7	$29.2	$(1.3)	$36.8

Our real estate segment periodically sells properties in the portfolio. We may have a performing property and believe it to be an opportune time to sell the asset and realize value. Also, we believe the best strategy to resolve certain vacant properties is to sell them. We sold $61.1 million, $34.8 million and $32.4 million in properties during 2005, 2004 and 2003, respectively, generating gains of $9 million, $7.7 million and $3.7 million, respectively.

While GAAP requires us to disclose our investment property sales program as a discontinued operation, we do not manage it in that manner. It is a vital business operation that was developed over the last five years that allows us to compete on large transactions and appropriately mitigate risk and manage concentrations. Since 2001, in our specialty finance segment, we have sold approximately $1.1 billion in restaurant properties generating net pre-tax gains of $133.5 million. At December 31, 2005, we had approximately $206.5 million in real estate held for sale in our specialty finance segment.

Our specialty finance segment operated 18 convenience and gas stores in Hawaii. This business was previously operated by USRP and was acquired as part of the Merger. On February 24, 2005, the day before the Merger, USRP entered into a definitive agreement to sell the business to Aloha Petroleum, Ltd. ("Aloha"). The terms of that agreement resulted in us maintaining ownership of the real estate on eleven convenience and gas properties, which would be leased to Aloha. As described above in “Liquidity and Capital Resources”, we did not record any gain or loss on the sale of these assets. During 2005, the Hawaiian operations produced pre-tax income of approximately $0.4 million before consideration of indirect corporate overhead.

During 2003 and 2004, our real estate segment operated twelve restaurants in a subsidiary that was sold in the fourth quarter of 2004. While not our core expertise, we acquired the operations of the franchisee to preserve the value of our real estate investment because the franchisee was experiencing financial difficulties.

We are primarily treated as a REIT and generally record no tax expense. However, we have a taxable REIT subsidiary ("TRS”), where various business operations take place including the IPS program. The TRS recorded an income tax provision of approximately $10.0 million and $10.9 million for the years ended December 31, 2005 and 2004, respectively. The TRS recorded an income tax benefit of approximately $6.3 million for year ended December 31, 2003.

The $10.0 million income tax provision at December 31, 2005 includes a non-cash $3.2 million deferred tax charge resulting from the transfer of loans from the TRS to the REIT. The mortgage loans, with a principal balance of $185.7 million and a value of $194 million, were transferred to more appropriately align the holding of those mortgage loans with our objective of holding real estate properties as long-term investments. The transfer was executed by way of a purchase of a 100 percent interest in the subsidiary that held the mortgage loans. We initially entered into an interest rate swap in 2002 to mitigate a portion of the variability related to the interest costs on our borrowings that financed the loans. The hedge met the definition of a cash flow hedge, and as a result, changes in its value period to period are reported in other comprehensive income ("OCI"). Valuation changes in the swap are required to be reflected net of applicable income taxes at the then applicable tax rate. The hedge liability generated a deferred tax asset in 2002 that was offset by a valuation allowance. In 2003, we met the criteria under GAAP to reverse the valuation allowance, and in effect realized the tax benefit through net income and not OCI. With this accounting treatment, all future valuation adjustments to the hedge liability impact both earnings and OCI. Had we not transferred the pool of loans to the real estate segment, the $2.7 million charge in 2005 would have continued to be amortized as a charge to earnings over the life of the hedge contract. These loans were subsequently sold to a third party as discussed above.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

This information is described above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

             Report of Independent Registered Certified Public Accounting Firm

To the Board of Directors and Stockholders of

Trustreet Properties, Inc.

We have completed integrated audits of Trustreet Properties, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Trustreet Properties, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2)  present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated  financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Orlando, Florida

March 16, 2006

Item 8. Financial Statements and Supplementary Data.
TRUSTREET PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2005	2004
ASSETS

Real estate investment properties	$1,737,144	$520,207
Net investment in capital leases	150,636	96,463
Real estate held for sale	229,132	165,122
Mortgage, equipment and other notes receivable, net of allowance of $5,706 and $7,261, respectively	88,239	290,140
Cash and cash equivalents	20,459	22,744
Restricted cash	32,465	7,402
Receivables, less allowance for doubtful accounts of $2,394 and $2,136, respectively	7,665	7,391
Accrued rental income	35,357	27,489
Intangible lease costs, net of accumulated amortization of $9,666 in 2005	77,663	—
Goodwill	235,895	56,260
Other assets	69,481	50,431
	$2,684,136	$1,243,649

LIABILITIES AND STOCKHOLDERS’ EQUITY

Revolver	$55,000	$21,000
Notes payable	579,002	162,810
Mortgage warehouse facilities	122,722	101,394
Subordinated note payable	—	21,875
Bonds payable	742,201	405,421
Below market lease liability, net of accumulated amortization of $3,772 in 2005	32,305	—
Due to related parties	232	37,172
Other payables	56,097	33,736
Total liabilities	$1,587,559	$783,408

See accompanying notes to consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS - CONTINUED
(In thousands)

	December 31,
	2005	2004

Minority interests, including redeemable partnership interest in 2004	$4,077	$6,819

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.001 par value per share. 84,500 shares authorized and unissued	—	—
Preferred stock, $0.001 par value per share: Series A Cumulative Convertible Preferred Stock - 8,000 shares authorized, 7,834 shares issued and outstanding at December 31, 2005 (aggregate liquidation value of $195,855)	8	—
Preferred stock, $0.001 par value per share: Series C Redeemable Convertible Preferred Stock - 7,500 shares authorized, 7,244 shares issued and outstanding at December 31, 2005 (aggregate liquidation value of $181,101)	7	—
Excess shares, $0.001 par value per share. 400,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share; 300,000 shares authorized, 67,375 and 35,061 shares issued at December 31, 2005 and 2004, respectively, and 67,357 and 35,032 shares outstanding at December 31, 2005 and 2004, respectively	67	452
Capital in excess of par value	1,489,405	825,134
Accumulated other comprehensive income (loss)	3,547	(12,434)
Accumulated distributions in excess of net income	(400,534)	(359,730)
Total stockholders’ equity	1,092,500	453,422

	$2,684,136	$1,243,649

See accompanying notes to consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except for per share data)

	Year Ended December 31,
	2005	2004	2003

Revenues:

Rental income from operating leases	$148,955	$56,042	$58,513
Earned income from capital leases	12,002	9,971	10,408
Interest income from mortgage, equipment and other notes receivables	18,070	26,394	29,807
Investment and interest income	2,259	3,770	4,586
Net decrease in value of mortgage loans held for sale, net of related hedge	—	—	(1,853)
Other income	8,793	7,107	9,609
	190,079	103,284	111,070
Expenses:
General operating and administrative	37,970	28,408	27,622
Interest expense	90,074	47,999	50,576
Property expenses, state and other taxes	7,234	575	929
Depreciation and amortization	30,937	11,527	12,043
Loss on termination of cash flow hedge	8,558	940	502
Impairment provisions on assets	1,964	3,238	10,692
	176,737	92,687	102,364
Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	13,342	10,597	8,706

Minority interest	(1,756)	(3,718)	(1,913)

Equity in earnings of unconsolidated joint ventures	118	105	108

Income from continuing operations	11,704	6,984	6,901

Income from discontinued operations, after income taxes	42,840	34,899	35,548

Gain/(loss) on sale of assets	9,643	135	(9)

Net income	64,187	42,018	42,440
Dividends to preferred stockholders	(24,448)	—	—
Net income allocable to common stockholders	$39,739	$42,018	$42,440

Basic and diluted net income per share:
Income/(loss) from continuing operations allocable to common stockholders	$(0.06)	$0.20	$0.20
Income from discontinued operations	0.78	1.00	1.01

Basic and diluted net income per share	$0.72	$1.20	$1.21

Weighted average number of shares of common stock outstanding (Notes 1 and 15):
Basic	55,053	35,032	35,032
Diluted	55,053	35,032	35,032

See accompanying notes to consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value	Capital in excess of par value	Loans to Stockholders	Accumulated distributions in excess of net income	Accumulated other compre- hensive income/(loss)	Total	Compre- hensive income/ (loss)

Balance at December 31, 2002	—	—	—	—	45,249	$452	$816,745	$—	$(306,184)	$(16,862)	$494,151

Acquisition of minority interest	—	—	—	—	—	—	11,375	—	—	—	11,375

Stock issuance costs	—	—	—	—	—	—	(1,493)	—	—	—	(1,493)

Net income	—	—	—	—	—	—	—	—	42,440	—	42,440	$42,440

Reclassification of market revaluation on available for sale securities to statement of income	—	—	—	—	—	—	—	—	—	(78)	(78)	(78)

Reclassification of cash flow hedge losses to statement of income	—	—	—	—	—	—	—	—	—	502	502	502

Current period adjustment to recognize change in fair value of cash flow hedges, net of $1,750 in tax benefit	—	—	—	—	—	—	—	—	—	1,991	1,991	1,991

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$44,855

Distributions declared and paid ($1.52 per share)	—	—	—	—	—	—	—	—	(69,002)	—	(69,002)

Balance at December 31, 2003	—	—	—	—	45,249	452	826,627	—	(332,746)	(14,447)	479,886

Stock issuance costs	—	—	—	—	—	—	(1,493)	—	—	—	(1,493)

Net income	—	—	—	—	—	—	—	—	42,018	—	42,018	$42,018

Other comprehensive loss, market revaluation on available for sale securities	—	—	—	—	—	—	—	—	—	(340)	(340)	(340)

See accompanying notes to consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Capital in		Accumulated distributions in excess	Accumulated other compre-		Compre- hensive
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value	excess of par value	Loans to Stockholders	of net income	hensive income/(loss)	Total	income/ (loss)

Reclassification of cash flow hedge losses to statement of income	—	$—	—	$—	—	$—	—	$—	$—	$940	$940	$940

Current period adjustment to recognize change in fair value of cash flow hedges, net of $100 in tax benefit	—	—	—	—	—	—	—	—	—	1,413	1,413	1,413

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$44,031

Distributions declared and paid ($1.52 per share)	—	—	—	—	—	—	—	—	(69,002)	—	(69,002)

Balance at December 31, 2004	—	—	—	—	45,249	452	825,134	—	(359,730)	(12,434)	453,422

Effect of USRP Merger:
Assumption of USRP equity	4,084	4	—	—	22,599	23	440,483	(224)	—	—	440,286
Conversion of CNLRP common shares	—	—	7,244	7	(10,223)	(417)	410	—	—	—	—

Acquisition of Income Funds	3,750	4	—	—	—	—	88,231	—	—	—	88,235

Net income	—	—	—	—	—	—	—	—	64,187	—	64,187	$64,187

Reclassification of cash flow hedge losses to statement of income	—	—	—	—	—	—	—	—	—	10,582	10,582	10,582

Current period adjustment to recognize change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	6,227	6,227	6,227

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$80,996

See accompanying notes to consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Years ended December 31, 2005, 2004 and 2003
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Capital in		Accumulated distributions in excess	Accumulated other compre-		Compre- hensive
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value	excess of par value	Loans to Stockholders	of net income	hensive income/(loss)	Total	income/ (loss)

Repayment by stockholder of loan	—	—	—	—	—	—	—	224	—	—	224

Distributions declared on common stock	—	—	—	—	—	—	—	—	(80,354)	—	(80,354)

Distributions declared on preferred stock	—	—	—	—	—	—	—	—	(24,448)	—	(24,448)

Issuance of common stock to directors and employees	—	—	—	—	119	—	2,052	—	—	—	2,052

Issuance of restricted stock to directors and employees	—	—		—	138	—	—	—	—	—	—

Forfeiture of restricted stock	—	—	—	—	(18)	—	—	—	—	—	—

Amortization of restricted stock	—	—	—	—	—	—	541	—	—	—	541

Proceeds from exercised stock options	—	—	—	—	41	—	563	—	—	—	563

Issuance of common stock	—	—	—	—	9,452	9	136,157	—	—	—	136,166

Stock issuance costs	—	—	—	—	—	—	(5,183)	—	—	—	(5,183)

Acquisition of minority interest
—		—	—	—	—	—	1,017	—	(189)	(828)	—
Balance at December 31, 2005	7,834	$8	7,244	$7	67,357	$67	$1,489,405	$—	$(400,534)	$3,547	$1,092,500

See accompanying notes to consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years ended December 31,
	2005	2004	2003
Cash flows from operating activities:

Net income	$64,187	$42,018	$42,440
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of business acquisitions:
Depreciation and amortization on real estate assets	30,227	10,902	10,869
Depreciation and amortization on non-real estate assets	1,975	1,775	2,597
Amortization of above and below market leases	620	—	—
Amortization of deferred financing costs	9,514	5,535	4,023
Provision for loss on loans	1,235	112	5,462
Impairments and provisions on assets	1,117	9,187	16,943
Gain on sales of assets	(18,007)	(4,943)	(3,475)
Stock based compensation	2,593	—	—
Increase in accrued rental income	(7,906)	(3,533)	(5,728)
Amortization of investment in capital leases	5,507	2,164	1,810
Net decrease in value of mortgage loans held for sale, net of related hedge	—	—	1,853
Investment in mortgage loans held for sale	—	—	(112)
Collection on mortgage loans held for sale	—	—	7,635
Changes in inventories of real estate held for sale	(29,179)	(19,854)	29,618
Changes in other assets	(35,181)	(15,921)	(9,660)
Changes in other payables and due to related parties	21,660	11,643	4,097
Net cash provided by operating activities	48,362	39,085	108,372

Cash flows from investing activities:
Additions to real estate investment properties and intangibles	(302,000)	(20,726)	—
Proceeds from sale of assets	253,787	20,562	25,312
Proceeds from sale of other investments	—	11,195	19
Decrease/(increase) in restricted cash	(6,974)	5,060	(7,888)
Acquisition of Income Funds	(449,997)	—	—
Cash acquired through Merger	43,646	—	—
Payment of Merger costs for USRP reverse Merger	(14,414)	—	—
Investment in mortgage, equipment and other notes receivable	(5,478)	—	—
Collection on mortgage, equipment and other notes receivable	27,726	34,789	29,075
Net cash provided by/(used in) investing activities	(453,704)	50,880	46,518

See accompanying notes to consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Proceeds from borrowings on revolver, term loan and note payable	1,354,475	61,552	34,104
Payment on revolver and note payable	(1,399,640)	(84,177)	(66,751)
Proceeds from borrowings on mortgage warehouse facilities	211,945	196,335	124,127
Payments on mortgage warehouse facilities	(190,617)	(188,454)	(176,372)
Proceeds from borrowings on senior notes	301,188	—	—
Proceeds from issuance of bonds	275,000	5,000	24,906
Retirement of bonds payable	(81,956)	(29,844)	(19,403)
Payment of bond issuance and debt refinancing costs	(27,911)	(908)	(2,231)
Payment for termination of cash flow hedge	(8,558)	—	—
Proceeds from exercised stock options	563	—	—
Retirement of convertible preferred stock	(32,500)	—	—
Loans from stockholder	—	10,900	18,710
Repayment of loan to stockholder	(33,860)	—	—
Acquisition of minority interest	(655)	—
Distributions to minority interest	(2,249)	(3,327)	(1,867)
Proceeds from issuance of common stock	136,166	—	—
Payment of stock issuance costs	(6,675)	(1,493)	(1,493)
Distributions to common stockholders	(75,463)	(69,760)	(68,244)
Distributions to preferred stockholders	(26,439)	—	—
Net cash provided by/(used in) financing activities	403,057	(104,176)	(134,514)

Net increase (decrease) in cash and cash equivalents	(2,285)	(14,211)	20,376

Cash and cash equivalents at beginning of year	22,744	36,955	16,579

Cash and cash equivalents at end of year	$20,459	$22,744	$36,955

Supplemental disclosures of cash flow information:

Interest paid	$80,160	$44,541	$48,114

Income taxes paid	$6,088	$8,508	$4,019

Supplemental disclosures of non-cash investing and financing activities:

Acquisition of minority interest in lieu of payment on accounts receivable	$1,798	$894	$317

Acquisition of minority interest	$—	$—	$11,375

Financing of computer software acquisition	$—	$—	$1,788

Foreclosure on notes receivable and acceptance of underlying real estate collateral	$—	$452	$4,632

Notes receivable accepted in exchange for sale of properties	$4,450	$3,490	$1,394

Restricted cash accepted in exchange for sale of convenience and gas store operations and interest in fuel loading terminal	$10,253	$—	$—

Distributions on common stock declared and unpaid at December 31	$7,409	$—	$758

See accompanying notes to consolidated financial statements.

Refer to Note 2 to the consolidated financial statements for the allocation of assets acquired and liabilities assumed as part of the Merger in February 2005.

During the year ended December 31, 2003, the Company designated approximately $23.7 million from mortgage loans held for sale to held for investment. The loans serve as collateral for bonds issued by the Company.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2005, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business - Trustreet Properties, Inc. (the “Company”) is the new name adopted upon the Merger (the “Merger”) of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005.

The Company, a Maryland corporation, is a self-administered real estate investment trust (“REIT”). The Company’s operations are managed, operated and reported on two distinct segments, a real estate segment and a specialty finance segment. The real estate segment primarily acquires, owns, and manages a portfolio of single-tenant restaurant properties that are generally leased to established tenants under long-term triple-net leases and holds a small portfolio of mortgage loan receivables. The specialty finance segment provides financing, development and advisory services to national and regional restaurant operators. The specialty finance segment includes the Company’s investment property sales program, our real estate development and redevelopment group and to a lesser extent, investment banking services, to national and regional restaurant operators.

Beginning in June of 2000, the specialty finance segment was operated by a subsidiary of the Company through a partnership and alliance with Bank of America, N.A. (the “Bank”) and CNL/CAS Corp., an affiliate of the Company’s chairman. In 2003 and 2004, the Company modified certain terms relating to the alliance with the Bank that resulted in the Bank reducing its ownership interest in the specialty finance segment. Effective January 1, 2005, the Bank and CNL/CAS Corp agreed to redeem their remaining balance of their ownership interest in the specialty finance segment. The Company and the Bank agreed to continue the alliance for five years, but modified the referral fees program. As a result of these modifications, the Company’s ownership interest in the specialty finance segment increased to 100 percent.

Operating results for the year ended December 31, 2005 include the results of CNLRP from January 1, 2005 through February 24, 2005 and include the operating results of the merged Company from February 25, 2005 through December 31, 2005. Amounts prior to December 31, 2004 are those of CNLRP.

Principles of Consolidation - The consolidated financial statements of the Company include its majority owned and controlled affiliates and variable interest entities for which the Company is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest that changes with changes in the fair value of the entity’s net assets. All significant intercompany balances and transactions among consolidated affiliates and variable interest entities have been eliminated. The equity method of accounting is applied to those investments in non-controlled joint ventures that do not meet the variable interest entities criteria. The Company records investments in equity securities that are not readily marketable at cost. Minority interests represent the minority joint venture partners’ proportionate share of the equity in the Company’s consolidated joint ventures.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies - Continued:

Use of Estimates - Preparation of the financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities. Significant estimates include provisions for impairment of real estate and loans, accruals, deferred tax assets, goodwill, useful lives of assets, franchise loan investments, asset retirement obligations and environmental liabilities. Actual results could differ from those estimates.

Real Estate and Lease Accounting - The Company records its properties comprised of land, buildings and equipment at cost. Management reviews its properties for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable through operations or sale. Management determines whether impairment in value has occurred by comparing the estimated future undiscounted cash flows, including the residual value of the property, with the carrying cost of the individual property. If impairment is indicated a loss will be recorded for the amount by which the carrying value of the asset exceeds its fair value.

Properties leased to restaurant operators are generally on a triple-net basis, whereby the tenant is responsible for all operating expenses relating to the property, including property taxes, insurance, maintenance and repairs. The leases are accounted for using either the direct financing method for capital leases or the operating method:

Operating method - Leases accounted for using the operating method are recorded at the cost of the asset. Revenue is recognized as rentals are earned and depreciation is charged to operations on a straight-line basis over seven years for equipment and over 30 years for buildings. Contingent rent is recognized as revenue after the related lease sales targets are achieved. When scheduled rentals vary during the lease term, income is recognized on a straight-line basis so as to produce a constant periodic rent over the term of the lease. Accrued rental income is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis.

Direct financing method - All of the Company’s capital leases are accounted for using the direct financing method and are recorded at the net investment that, at the inception of the lease, generally represents the cost of the asset. Unearned income is deferred and amortized into income over the lease terms so as to produce a constant periodic rate of return on the Company’s net investment in the capital leases.

Purchase Accounting for Acquisition of Real Estate - For purchases of real estate held for investment that were consummated subsequent to June 30, 2001, the effective date of SFAS No. 141, “Business Combinations,” the fair value of the real estate acquired is allocated to the acquired tangible assets, consisting of land and building, and identified intangible assets and liabilities, consisting of the value of above-market and below-market leases, the value of in-place leases, and the value of tenant relationships, based in each case on their relative fair values.

The fair value of the tangible assets of an acquired property is determined by valuing the property’s land and building as if it were vacant. Management uses several methodologies to determine fair market value for assets including qualified appraisals.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies - Continued:

In allocating the fair value of the identified intangible assets and liabilities of an acquired property, above-market and below-market in-place lease values are recorded at the present value (using a discount rate reflective of the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) management’s estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above-market lease values are amortized as a reduction of rental income over the remaining non-cancelable terms of the respective leases and the capitalized below-market lease values are amortized as an increase to rental income over the remaining non-cancelable terms of the respective leases.

The value of the in-place lease is measured as the present value of the estimated value of the theoretical unrealized lease rental income over a construction period. The value of the tenant relationship is calculated as the present value of the lease income during an estimated vacancy period not incurred at the end of the lease term if a lease is projected to be renewed by the tenant. The value of in-place leases and tenant relationships, exclusive of the value of above-market and below-market in-place leases, is amortized to expense over the remaining non-cancelable periods of the respective leases. If a lease were to be terminated prior to its stated expiration, all unamortized amounts relating to that lease would be written off.

When real estate is disposed, the related cost, accumulated depreciation, identified intangible assets and liabilities, the related accumulated amortization of intangibles and any accrued rental income for operating leases and the net investment for capital leases are removed from the accounts and gains and losses from the dispositions are reflected in income. Income from disposition of real estate is recognized in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 66 “Accounting for Real Estate Sales.”

Real Estate Held for Sale - The Company acquires, develops and currently owns properties that it intends to sell. The properties that are classified as held for sale primarily consist of properties that have been acquired in the marketplace with the intent to resell. Rental income is recognized without regard to potential future rent increases and the asset is not depreciated. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company classifies its real estate held for sale as discontinued operations for each property in which rental revenues are generated. When real estate held for sale is disposed, the related costs are removed from the accounts and gains and losses from the dispositions are reflected in income from discontinued operations.

Notes Receivable - The Company originated loans to restaurant operators prior to May 2001 and acquired through the Merger, notes and mortgage notes that are generally collateralized by real estate, equipment and business enterprise value. The Company expects these loans to be held until maturity. The loans are recorded at cost and are reduced for any estimated future loss. Whenever it appears that future collection on specific loans appears doubtful, a provision for loan losses is established. The provision for loan losses represents the difference between the carrying amount and the amount management expects to receive. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in impairment provisions on assets. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income upon receipt.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies - Continued:

Cash and Cash Equivalents - The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. These amounts may exceed federally insured levels, however, the Company has not experienced any losses in such accounts.

Restricted Cash - Restricted cash relates to cash held in escrow, subject to certain restrictions and cash received in connection with assets held as collateral for certain debt and is subject to restrictions until released by the trustee.

Derivative Financial Instruments - The Company utilizes derivative instruments to partially offset the effect of fluctuating interest rates on the cash flows associated with a portion of its variable-rate debt. All derivative instruments are recorded on the balance sheet at fair value. Accounting for the changes in the fair value of derivatives associated with hedge transactions is dependent upon the intended use of the derivative and their resulting designation as follows:

Fair-value hedge transactions - When the Company hedges changes in the fair value of an asset or liability, the effective changes in the value of the derivative instrument are offset in the income statement by changes in the value of the hedged item.

Cash-flow hedge transactions - When the Company hedges variability of cash flows related to a variable-rate asset or liability or a forecasted transaction, effective changes in the value of the derivative instrument are reported in other comprehensive income and subsequently recognized in operations in the periods in which earnings are impacted by the variability of the cash flows of the hedged item or forecasted transaction.

The ineffective portion of all hedges are reflected in earnings.

Securitizations - Between 1999 and 2001, certain loans were originated and sold to entities that, in turn, issued securities to investors backed by these assets. The Company retained the servicing rights and participates in cash flows from the retained equity positions and lower rated securities. The present value of the expected cash flows for each retained security, after payment of principal and interest to third-party bond or certificate holders, over the estimated cost of servicing was recorded at the time of sale as a retained interest. The Company’s investments in the residual interest in these securitization transactions and an interest-only strip are classified as available-for-sale securities and are included in other assets. Available-for-sale securities are recorded at fair value in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income. Accounting for the retained interests requires the Company to estimate their value using market trends and historical experience, expected prepayments and defaults. This information is considered, along with prevailing discount rates and the terms of the bonds and certificates, to arrive at current fair value amounts and determine whether a permanent impairment in value has occurred. The fair value of these investments, including accrued interest, were $16.0 million and $16.5 million at December 31, 2005 and 2004, respectively.

Loan Costs - Loan costs incurred in connection with debt have been deferred and are being amortized over the term of the related debt using the effective interest method. Loan costs are included in other assets in the financial statements. As of December 31, 2005 and 2004, the Company had capitalized loan costs of $50.8 million and $24.3 million, respectively and recorded accumulated amortization of $17.6 million and $11.6 million, respectively.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies - Continued:

Goodwill - The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairments resulting from this analysis are charged to results of operations in the period in which any impairment is determined. Goodwill attributable to the real estate segment and specialty finance segment was $179.6 million and $56.3 million, respectively. No impairment was required at December 31, 2005 or 2004.

Income Taxes - The Company elected to be taxed as a REIT for federal income tax purposes. The Company generally will not be subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributes at least 90 percent of its taxable income and meets certain other requirements for qualifying as a REIT. Earnings and profits, which determine the taxability of dividends to stockholders, differ from reported net income as a result of differing treatment of items for financial versus tax reporting, such as different lives and methods used to depreciate investment properties. Notwithstanding qualification as a REIT for tax purposes, the Company is subject to certain state taxes on its income and property.

Effective January 1, 2001, the Company's subsidiary, CNL-Restaurant Capital Corp., has elected to be treated as a taxable REIT subsidiary (“TRS”) pursuant to the provisions of the REIT Modernization Act. As a TRS, its operating Partnership, CNL-Restaurant Capital, is able to engage in activities resulting in income that previously would have been disqualified from being eligible REIT income under the federal income tax statute and regulations. Certain activities reside within CNL-Restaurant Capital Corp. that are therefore subject to federal income taxes. A second less significant TRS began operations during 2002 and is also subject to federal income taxes. Effective with the Merger, the TRS activities of USRP and CNLRP’s smaller TRS combined to form a single consolidated TRS.

Environmental Remediation Costs - The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. As part of the Merger, the Company acquired some properties relating to gas stations and convenience stores that had some existing known environmental conditions being handled by third parties. The Company estimated approximately $4.6 million in losses from environmental remediation obligations as of the Merger date. Through December 31, 2005, the Company had paid approximately $0.6 million relating to these environmental matters.

Asset Retirement Obligations - As a result of the Merger, the Company assumed retirement obligations for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations, as well as estimated future costs to restore land leased under ground leases to its original condition. The fair value of asset retirement obligations assumed on the Merger Date was $0.62 million and was recorded as a liability based on expected future cash outlays, discounted to its present value based on the Company’s credit-adjusted risk-free rate. Over time, the liability is accreted for the change in present value, with this effect included in expenses. The Company recorded accretion expense of $0.04 million and had a balance of $0.66 million at December 31, 2005.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

1.	Organization and Summary of Significant Accounting Policies - Continued:

Earnings Per Share - Prior to the Merger, CNLRP stockholders owned 45.2 million shares of CNLRP common stock. As a result of the Merger, CNLRP stockholders received 0.7742 shares of USRP common stock for each CNLRP share and an additional 7.2 million shares of Series C preferred. The Company has restated the weighted average shares outstanding calculation for all periods presented to show the effect of the exchange of the shares as a result of the Merger.

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

Equity Compensation Plan - As a result of the Merger, the Company adopted USRP’s Flexible Incentive Plan (“Incentive Plan”). Under the Incentive Plan, the Company may grant shares of restricted common stock or options to purchase common stock. Pursuant to this Incentive Plan, stock options may be granted at any time and the aggregate outstanding options that can be granted shall be at an amount equal to or less than 4.9% of the Company’s issued and outstanding shares of common stock at the date of grant. Options may be exercised through either the payment of cash or the transfer of shares of the Company’s common stock owned by the optionee.

Reclassifications - Certain items in the prior years’ financial statements have been reclassified to conform to the 2005 presentation. These reclassifications had no effect on stockholders’ equity or net income.

New Accounting Standards -In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.” This statement is effective for the fiscal years beginning after June 15, 2005. This statement addresses financial accounting and reporting obligations associated with the exchange of nonmonetary assets. The statement eliminates the exception to fair value for exchanges of similar productive assets issued in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with a general exception for exchange transactions that do not have commercial substance, that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

As of March 31, 2005, the Company early adopted the provisions of SFAS No. 123(R), “Share−Based Payments” (“FAS 123(R)”), which establishes accounting standards for all transactions in which an entity exchanges its equity instruments for goods and services. FAS 123(R) focuses primarily on accounting for transactions with employees, and carries forward without change prior guidance for share−based payments for transactions with non−employees. FAS 123(R) eliminates the intrinsic value measurement objective in APB Opinion No. 25 and generally requires management of the Company to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of the grant. The standard requires grant date fair value to be estimated using either an option−pricing model which is consistent with the terms of the award or a market observed price, if such a price exists. Such cost must be recognized over the period during which an employee is required to provide service in exchange for the award or the requisite service period (which is usually the vesting period). The standard also requires management of the Company to estimate the number of instruments that will ultimately be issued, rather than accounting for forfeitures as they occur. The Company elected to adopt

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003
1.	Organization and Summary of Significant Accounting Policies - Continued:

the modified prospective application method as provided by FAS 123(R). Under the modified prospective method, compensation cost is recognized for all awards granted after adoption of this standard and for the unvested portion of previously granted awards that are outstanding on that date.

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections (as amended)” This statement is effective for the fiscal years beginning after December 15, 2005. This Statement replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The adoption of this interpretation is not expected to have a significant impact on the financial position or results of operations of the Company.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations”. This interpretation clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, “Accounting for Asset Retirement Obligation”, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Thus, the timing and (or) method of settlement may be conditional on a future event. This interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. The adoption of this interpretation does not have a significant impact on the financial position or results of operations of the Company.

2.	Merger:

On August 9, 2004, CNLRP announced that it had entered into a definitive agreement and plan of Merger with USRP, a publicly traded real estate investment trust, and on February 25, 2005, completed the transactions contemplated by the agreement, including the Merger of CNLRP into USRP, the change of USRP’s name to Trustreet Properties, Inc. and the acquisition of the Income Funds. CNLRP previously managed the real estate portfolios of the Income Funds under agreements that terminated effective with the Merger. The Merger was structured to be tax-free to the stockholders of CNLRP and USRP but taxable with respect to the Income Funds. In order to effect the Merger, the Company entered into several new financing transactions. As a result of the Merger, the Company became the largest publicly traded REIT in the United States focused primarily on the restaurant industry and further diversified the Company’s real estate portfolio.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

2.	Merger - Continued:

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

In connection with the allocation of the purchase price to real estate finalized during the fourth quarter of 2005, the following methodology was utilized:

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

Equity Interest	Shares (in thousands)	Price	Total Market Value (in thousands)

Series A Preferred Stock	4,084	$ 23.53	$ 96,099
Series B Preferred Stock	25	1,300.00	32,500	(a)
Common Stock	22,599	15.24	344,411
			473,010
Transaction costs			14,414
Total			$ 487,424

(a) Includes a $7.5 million premium as a result of the Merger triggering the redemption provisions of the Series B Preferred Stock.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

2.	Merger - Continued:

As a result of the exchange of interests between CNLRP and USRP, 45.2 million shares of CNLRP common shares were converted into (i) 35.2 million USRP common shares and (ii) 7.2 million newly issued shares of USRP’s Series C Preferred Stock, using an exchange rate of (i) 0.7742 for common shares and (ii) 0.16 per preferred shares. The Company recorded goodwill of approximately $179.6 million which represented the excess of the fair value of the USRP common stock over the fair value of its tangible and identifiable intangible net assets.

The acquisition of each of the Income Funds by USRP through a combination of cash and USRP Series A Preferred Stock interests was also accounted for using the purchase method of accounting and the assets and liabilities of the Income Funds were recorded at their estimated fair values at the date of the Mergers. The purchase price for the Income Funds was determined as follows:

(In thousands)

Cash Consideration………………………………………………………..	$449,997
Preferred Share Consideration (3,749.9 million shares at $23.53 per share)	88,235
Purchase Price including transaction costs………………………………..	$538,232

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

2.	Merger - Continued:

The following table shows the allocation of the purchase consideration:

	(In thousands)
Consideration:
Exchange of equity interests	$473,010
Transaction costs	14,414
Cash	449,997
Series A Preferred Shares	88,235
Total consideration	$1,025,656

Assets Acquired:
Real estate investment properties	$958,329
Net investment in capital leases	63,648
Real estate held for sale	62,077
Cash	43,646
Restricted cash	7,835
Mortgage and equipment notes receivable	15,077
Accounts receivable	3,140
Other assets:
Above market leases	43,872
Leases in place	15,325
Tenant relationships	9,069
Other	3,496
Goodwill	179,635	(1)
Total	1,405,149

Liabilities Assumed:
Revolver	14,150
Notes payable	158,189
Bonds payable	143,505
Due to related parties	270
Other payables:
Below market leases	27,457
Environmental and exit costs liability	5,619
Distributions payable	4,506
Other	23,941
Minority interests	2,080
Loan due from stockholder (reduction of equity)	(224)
Total	379,493

Net assets acquired	$1,025,656

(1) The goodwill was assigned to the real estate segment.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

2.	Merger - Continued:

In order to gauge the estimated cost of soil and groundwater contamination from the accidental loss of petroleum and other solvents from the Company’s underground storage tanks during the first quarter of 2005, the Company performed a number of site investigations of the acquired USRP properties. Based upon the most recent environmental site assessments by its environmental consultants, the Company accrued its best estimate of $4.6 million, on a non-discounted basis, for the remediation and post-monitoring expenses. This amount is included in environmental and exit costs liability in the table above. It is reasonably possible that the Company’s recorded estimate of its obligation may change in the near term.

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

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2005, 2004 and 2003

2.	Merger - Continued:

	Proforma (in thousands)
	Years ended December 31,
	2005	2004	2003

Revenues	$209,476	$220,576	$227,138

Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	$14,688	$15,569	$13,369
Income from discontinued operations	43,488	52,657	48,954
Cumulative effect of change in accounting principle	—	—	(220)
Net income	58,176	68,226	62,103
Dividends to preferred stockholders	(28,703)	(28,703)	(28,703)
Net income allocable to common stockholders	$29,473	$39,523	$33,400

Basic and diluted earnings per share	$0.50	$0.69	$0.60

Basic and diluted weighted average shares outstanding:
Basic	58,459	57,589	55,261
Diluted	58,459	57,688	55,349

The proforma amounts for the year ended December 31, 2005, includes a non-cash tax charge of $3.2 million and $8.7 million of Merger expenses.

3.	Real Estate Investment Properties:

Real estate investment properties consist of the following at:

	(In thousands)
	December 31,
	2005	2004

Land	$946,735	$271,693
Buildings	871,521	307,409
Equipment and other	3,351	1,251
	1,821,607	580,353
Less accumulated depreciation	(84,463)	(60,146)

	$1,737,144	$520,207

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2005, 2004 and 2003

3.	Real Estate Investment Properties - Continued:

In 2005, 2004 and 2003 the Company recorded provisions for impairment of $0.1 million, $1.2 million and $2.1 million, respectively. The tenants of these properties experienced financial difficulties and/or ceased payment of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the properties’ carrying value to estimated fair value.

For the years ended December 31, 2005, 2004 and 2003 tenants paid or are expected to pay directly to real estate taxing authorities approximately $31.3 million, $10.1 million and $10.3 million, respectively, in real estate taxes in accordance with the terms of their triple-net leases.

Substantially all property leases have initial terms of 15 to 20 years (most expiring between 2006 and 2025) and provide for scheduled rent increases, and in some cases, contingent rent. The leases generally allow the tenant to purchase the property at the greater of the Company's purchase price plus a specified percentage or fair market value at specified times. Fixed and determinable lease revenues are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2005, 2004 and 2003, the Company recognized $7.7 million, $3.3 million and $5.4 million, respectively, of accrued rental income. The Company recognized contingent rent revenues of $4.0 million, $0.7 million and $0.3 million for the years ended December 31, 2005, 2004 and 2003, respectively, of which $0.2 million, $0.09 million and $0.08 million are reflected as “Income from discontinued operations,” respectively, in the Company’s Consolidated Statements of Income.

Future minimum contractual lease payments to be received under noncancellable operating leases at December 31, 2005 are as follows:

(In thousands)

2006	$163,915
2007	161,977
2008	159,906
2009	157,507
2010	153,962
Thereafter	1,121,223
$1,918,490

4.            Net Investment in Capital Leases:

The components of net investment in capital leases consist of the following at:

	(In thousands)
	December 31,
	2005	2004
Minimum lease payments receivable	$217,841	$172,927
Estimated residual values	42,392	24,556
Interest receivable from secured equipment leases	4	7
Less unearned income	(109,601)	(101,027)

Net investment in capital leases	$150,636	$96,463

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2005, 2004 and 2003

4. Net Investment in Capital Leases - Continued:

The following is a schedule of future minimum lease payments to be received on capital leases at December 31, 2005:

(In thousands)

2006	$18,729
2007	18,868
2008	18,999
2009	19,050
2010	18,511
Thereafter	123,684
$217,841

The Company’s real estate segment recorded provisions for losses on capital leases totaling $0.3 million during the year ended December 31, 2004. The tenants of these properties experienced financial difficulties and ceased payment of rents. The provisions represent the amount necessary to reduce the carrying values of the capital leases to their estimated fair value.

5.	Real Estate Held for Sale:

Real estate held for sale consists of the following at December 31:

	(In thousands)
	2005	2004

Real estate segment	$22,677	$49,261
Specialty finance segment	206,455	115,861

	$229,132	$165,122

As part of the Merger, the Company acquired several convenience, gas and restaurant operations which were under contract to sell as of the date of the Merger. In September 2005, the Company sold eighteen gas station operating units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii. The values assigned to these assets at the Merger date were the expected net sales proceeds, as a result of which, the Company did not record any gain or loss on the sale of these assets. The sales proceeds of $10.2 million were deposited into an escrow account and as of March 15, 2006, all pending tax issues have been cleared and the release of escrowed funds is pending certain administrative approvals.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

5.	Real Estate Held for Sale - Continued:

Operating results of discontinued operations are as follows:

	(In thousands)
	Year ended December 31,
	2005	2004	2003

Rental income	$13,144	$14,364	$14,946
Food, beverage and retail revenues	34,776	13,471	13,728
Food, beverage and retail expenses	(33,878)	(14,258)	(13,856)
Other property related expenses	(3,013)	(2,157)	(2,232)
Interest expense	(5,715)	(3,534)	(2,267)
Impairment provisions	(448)	(4,999)	(9,447)

Earnings from discontinued operations	4,866	2,887	872

Sales of real estate	318,142	290,977	226,250
Cost of real estate sold	(270,213)	(248,027)	(197,920)

Gain on disposal of discontinued operations	47,929	42,950	28,330

Income tax (provision)/benefit	(9,955)	(10,938)	6,346

Income from discontinued operations, after income tax	$42,840	$34,899	$35,548

6.	Mortgage, Equipment and Other Notes Receivable:

Mortgage, equipment and other notes receivable consist of the following at December 31:

	(In thousands)
	2005	2004

Outstanding principal	$93,332	$296,412
Accrued interest income	742	2,277
Deferred financing income	(129)	(1,321)
Unamortized deferred costs	—	33
Allowance for uncollectible notes	(5,706)	(7,261)
	$88,239	$290,140

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

6.	Mortgage, Equipment and Other Notes Receivable - Continued:

Approximately $79 million and $273 million of the outstanding principal balance as of December 31, 2005 and 2004, respectively, is secured by mortgages. The remaining principal is secured by franchise restaurant equipment and other collateral. The loans carry interest rates ranging from 2.4 percent to 12.5 percent. The loans are due in monthly installments with maturity dates ranging from 2006 to 2023 and generally prohibit prepayment for certain periods or include prepayment penalties. As of December 31, 2005 and 2004, approximately $16.1 million and $15.0 million in notes receivable are considered impaired and approximately $3.5 million and $2 million are non-accrual status with regard to recognition of interest. The Company recognized $0.3 million and $0.5 million of interest income as of December 31, 2005 and 2004, respectively, on impaired loans.

During July 2005, the Company sold mortgage loans receivable of approximately $194 million to a third party. The sale resulted in a gain of approximately $9.6 million and a related hedge loss of $8.6 million. The gain is reflected in gain on sale of assets in the accompanying statement of income.

Changes in the allowance for loan losses for 2005 and 2004 are summarized as follows:

	(In thousands)
	2005	2004

Balance at beginning of year	$7,261	$13,964
Provision for loan losses	1,296	112
Recoveries on loans previously charged off	(1,222)	(683)
Interest income reserves	124	311
Loans charged off	(1,753)	(6,443)
Balance at end of year	$5,706	$7,261

7.             Securitized Portfolios:

The following table represents the securitized portfolio and all managed loans as of December 31:

	Total principal amount (In thousands)		Principal amount > 60 days past due (In thousands)
	2005	2004	2005	2004

Mortgage loans	$424,684	$660,712	$3,566	$9,315
Equipment and other loans	12,593	22,597	—	—

Total loans managed or securitized	437,277	683,309	3,566	9,315

Less:
Loans securitized	(343,945)	(386,897)	(1,617)	(8,717)

Loans held in portfolio (Note 6)	$93,332	$296,412	$1,949	$598

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

7. Securitized Portfolios - Continued:

The total loan portfolio managed by the Company, including the loan portfolio managed for others, had net charge-offs during the years ended December 31, 2005, 2004 and 2003 of $3.8 million, $7.5 million and $14.5 million, respectively.

The following table summarizes cash flows received from and paid to securitization trusts for the years ended December 31:

	(In thousands)
	2005	2004	2003

Servicing fees received	$1,298	$1,387	$1,597
Other cash flows received on retained interests	$1,715	$3,820	$4,332
Servicing advances paid	$(4,062)	$(3,949)	$(4,128)
Collection of servicing advances	$4,117	$3,041	$3,603

8.	Intangible Lease Costs:

Intangible lease costs consists of the following at December 31:

	(in thousands)
	2005	2004

Intangible lease origination costs:
Leases in place	$29,524	$—
Tenant relationships	12,300	—
	41,824
Less accumulated amortization	(5,197)	—
	36,627	—

Above market lease values	45,505	—
Less accumulated amortization	(4,469)	—
	41,036	—

Total	$77,663	$—

Above market lease values are amortized to rental income over the remaining terms of the leases acquired in connection with each applicable property. The weighted average amortization period for above market leases is 10.5 years. Leases in place and tenant relationships are amortized over the remaining terms of the leases acquired in connection with each applicable property and the amortization is included in depreciation and amortization expense. The weighted average amortization period for leases in place and tenant relationships are 12.8 years and 8.3 years, respectively. The weighted average amortization period for all intangible assets is 10.2 years.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

8.	Intangible Lease Costs - Continued:

The Company recognized aggregate amortization expense on intangible assets of approximately $9.8 million for 2005. Based on the balance of intangible assets at December 31, 2005, subject to amortization, the estimated aggregate amortization expense for each of the succeeding five years and thereafter is as follows:

(In thousands)

2006	$10,727
2007	9,464
2008	8,366
2009	7,414
2010	6,617
Thereafter	35,075
$77,663

9.	Borrowings:

Borrowings consist of the following at December 31:

	2005				2004
	Amount (In thousands)	Average Rate	Capacity	Expected maturity/ retirement date	Amount (In thousands)	Average rate

Revolver	$ 55,000	5.96%	$ 175,000	April 2008	$ 21,000	4.04%
Term loan	275,000	5.71%	275,000	April 2010	—	—
Senior unsecured notes	300,000	7.50%	300,000	April 2015	—	—
Notes payable	2,027	6.81%	6,150	2006	162,810	5.83%
Mortgage note payable (a)	829	8.00%	829	June 2007	—	—
Mortgage warehouse facilities	122,722	4.78%	260,000	Annual	101,394	2.78%
Subordinated note payable	—	—	—	—	21,875	7.00%
Series 2000-A bonds payable	219,158	7.97%	219,158	2009-2017	239,165	7.96%
Series 2001-A bonds payable (a)	129,460	3.91%	129,460	August 2006	—	—
Series 2001-4 bonds payable	25,447	8.90%	25,447	2009-2013	28,489	8.90%
Series 2001 bonds payable	93,137	3.77%	93,137	October 2006	111,577	1.89%
Series 2003 bonds payable	8,512	7.95%	8,512	2006-2007	26,190	6.02%
Series 2005 bonds payable	266,487	4.67%	266,487	2012	—	—
	1,497,779		$ 1,759,180		$ 712,500
Senior unsecured notes premium	1,146
	$ 1,498,925

(a)	Assumed debt as a result of the Merger described in Note 2.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

9.	Borrowings - Continued:

Revolver and Term Loan. Through December 2004, CNLRP’s short term debt consisted of a $40 million revolving line of credit (the “Revolver”). In February 2005, CNLRP amended the Revolver to increase the capacity from $40 million to $60 million. In February 2005 the Company obtained bridge financing with the lender consisting of a senior collateralized revolving credit facility of up to $125 million and a senior collateralized term loan of up to $650 million. The new revolving facility replaced the Company’s previous revolving line of credit. The bridge financing bore interest at a floating rate of the London Interbank Offer Rate, or LIBOR, plus three percent. In March 2005, the Company reduced the capacity to $385 million on the senior collateralized term loan when it paid off $265 million of the outstanding balance and terminated that portion of the bridge financing. In April 2005, the Company entered into a senior credit facility (the “Facility”) with available capacity of $350 million with a syndicate of lenders. The Company paid approximately $4.5 million in fees to the lenders for lending and administrative services related to the financing. In April 2005, the Company drew on the Facility to pay off the outstanding balance and terminate the bridge Revolver and term loan. The Facility consists of a revolving credit facility in an initial amount of $175 million and a term loan of $175 million. This revolver bears interest at LIBOR plus 2.25 percent per annum, and the interest rate for the term loan facility is LIBOR plus two percent per annum. The initial maturity date of the revolver is April 2008, with an available one year extension, and the maturity date of the term loan is April 2010. The Company’s obligations under the Facility are guaranteed by substantially all of the Company’s subsidiaries and are collateralized by a pledge of the ownership interests in certain of its direct and indirect subsidiaries. The Facility provided for an increase of up to $100 million at the option of the borrower to be allocated between the revolver and the term loan. In December 2005, the Company exercised its option and increased the term loan by $100 million under the same terms and conditions as the initial borrowing.

The Company uses fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose the Company to market risk related to changes in interest rates. The Company reviews its borrowing and attempts to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. As of December 31, 2005, the Company had the following derivative instruments outstanding:

Type of Hedge ($ in millions)	Notional Amount at December 31, 2005 (in millions)	Cap Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at December 31, 2005 (in millions)

Interest Rate Cap	$142.5	6.000%	08/13/01	08/26/06	$—
Interest Rate Cap	$106.4	4.500%	09/28/01	10/25/06	$0.2
Interest Rate Swap	$175.0	4.202%	05/16/05	04/01/10	$3.7
Interest Rate Cap	$21.5	3.500%	12/17/03	02/01/11	$0.7

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

9.	Borrowings - Continued:

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

Notes Payable. In July 2005, the Company sold a portfolio of mortgage loans receivable at a gain of $9.6 million and paid off $157.7 million in Notes Payable that financed the mortgage loans. Upon the sale of the loans and repayment of the related debt, the Company recognized $10.6 million in hedge losses previously recorded in other comprehensive income (loss) to earnings. In addition, during the period from July 1, 2005 to July 18, 2005, the Company recognized a gain of approximately $2 million relating to decreases in the fair value hedge liability prior to the closing of the sale, resulting in a net loss on termination of the hedge of $8.6 million.

Mortgage Note Payable. In February 2005, the Company acquired through the Merger, a mortgage note payable that USRP had assumed as part of an office building acquisition. The mortgage bears interest at a stated rate of 8.0 percent per annum with payments of principal and interest due monthly through June 2007.

Mortgage Warehouse Facilities. As of December 31, 2004, the Company maintained a $100 million and a $160 million mortgage warehouse facility for the short-term financing of properties purchased with an intent to sell. In February 2005, the $160 million mortgage warehouse facility was renewed with similar terms until February 2006 and was then extended until March 2006 with similar terms. In May 2005, the $100 million warehouse facility was renewed until May 2006, and the amended agreement increased the facility advance rate for real estate acquisitions. The Company pays the warehouse facilities a fee of up to one percent of an individual borrowing upon the repayment of the borrowing, depending upon how long the loan was outstanding.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

9.	Borrowings - Continued:

Subordinated Note Payable. In April 2005, the Company paid in full the $21.875 million subordinated note payable using proceeds from the new senior credit facility described above.

Bonds Payable. Collateral for the Series 2000-A bonds consist of 248 commercial real estate properties operated as restaurants leased to tenants, with a carrying value of $284.1 million at December 31, 2005. The Series 2000-A bonds bear interest at a weighted average fixed rate of 7.9 percent per annum. The bond indenture provides for an optional redemption at their remaining principal balance when remaining rents due under the leases that serve as collateral are less than ten percent of the aggregate initial rents due under the leases.

In February 2005, the Company acquired through the Merger, Triple Net Lease Mortgage Notes Series 2001-A. The notes bear interest at LIBOR plus 48 basis points plus associated fees of approximately 50 basis points, amortize over fifteen years and have a scheduled final maturity date of August 2006. The notes are collateralized by 262 properties with a carrying value of $260.7 million at December 31, 2005. The notes include covenants relating to delinquency percentages or debt service coverage. If the Company fails to comply with certain financial covenants then principal payments may be accelerated. The Company maintains an interest rate cap agreement with a strike rate of 6.0 percent to reduce sensitivity to increases in LIBOR.

Collateral for the Series 2001-4 bonds consists of 45 mortgage loans that had a carrying value of approximately $38.6 million as of December 31, 2005. The Series 2001-4 bonds bear interest at a rate of 8.90 percent per annum. The bond indenture requires monthly principal and interest payments received from mortgage loan borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than ten percent of the aggregate amounts due under the loans at the time of issuance.

Collateral for the Series 2001 bonds consists of 115 commercial real estate properties operated as restaurant units which have a carrying value of approximately $157.1 million as of December 31, 2005. The bonds are scheduled to amortize over a 15-year period with a balloon payment in 2006. The 2001 bonds bear interest at a rate of LIBOR plus 48 basis points per annum plus associated costs of 45.75 basis points. The Company entered into an interest rate cap agreement with a strike rate of 4.50 percent to reduce sensitivity to increases in LIBOR.

Collateral for the Series 2003 bonds consists of eight mortgage loans and one equipment lease, with a combined carrying value of $20.2 million at December 31, 2005. The bond indenture requires monthly principal and interest payments received from borrowers to be applied to the bonds. The Company entered into an interest rate cap agreement with a strike rate of 3.5 percent to reduce sensitivity to increases in LIBOR. In May 2004, the Company issued an additional $5 million note from the Series 2003. The note bears interest at LIBOR plus 600 basis points.

In March 2005, the Company completed a $275 million offering of Triple Net Lease Mortgage Notes, Series 2005 (the “Series 2005 Bonds”). The notes bear interest at a fixed rate plus associated fees of approximately 39 basis points, amortize over twenty years and have an expected final maturity date in 2012. The notes are collateralized by 326 properties with a combined carrying value of approximately $323.9 million at December 31, 2005. The notes include covenants relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal payments may be accelerated.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

9.	Borrowings - Continued:

The Series 2000-A and Series 2001 bonds also include certain covenants relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal payment may be accelerated. Due primarily to tenant defaults and bankruptcies in 2003 and 2004, the Company has made accelerated principal payments on the Series 2000-A bonds. As a result, certain cash flow normally remaining in excess of the scheduled principal and interest payments is required to be used for additional debt reduction. During the years ended December 31, 2005, 2004 and 2003, the Company was required to make additional debt reductions of approximately $2.1 million, $2.4 million and $0.4 million, respectively, as a result of exceeding certain ratios in the net lease pools.

Through March 2005, the Company entered into four interest rate swaps which were designated as hedges for the Series 2005 Bonds, and recorded other comprehensive income of $1.7 million relating to these instruments. The Company terminated these four interest rate swaps in March 2005 when the Company completed its offering of the Series 2005 Bonds and received $1.7 million in proceeds. The Company will amortize the $1.7 million recorded in comprehensive income into earnings over seven years, the expected maturity of the Series 2005 Bonds. The Company expects to recognize approximately $0.4 million of that amount in earnings during 2006.

Series B Preferred Stock. The Merger triggered a redemption provision of the USRP Series B Preferred Stock, as a result of which, the Company recorded this preferred stock as an obligation. A $32.5 million obligation was recorded and included a redemption premium of $7.5 million. The holders of the preferred stock exercised their redemption options in March 2005.

Some sources of debt financing require that the Company maintains certain standards of financial performance, such as a fixed-charge coverage ratio, a tangible net worth requirement and a restriction on the level of secured debt, and may restrict the amount or timing of common stock dividend payments. Any failure to comply with the terms of these debt covenants would constitute a default and could create an immediate need to find alternative borrowing sources. The Company is in compliance with all of our covenants at December 31, 2005.

The following schedule of future principal payments on outstanding indebtedness at December 31, 2005 reflects the annual maturities of the warehouse facilities and assumes that bonds payable amortize in accordance with estimated payment amounts.

(In thousands)

2006	$378,161
2007	25,526
2008	81,916
2009	30,233
2010	308,032
Thereafter	673,911
$1,497,779

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

10. Fair Value of Financial Instruments:

The Company believes that the carrying value of its cash and cash equivalents, accounts receivables, accounts payable and other accruals approximate fair value because of their short term maturities. The Company believes that the carrying amount of mortgage and other notes receivables approximate fair value based on current rates which similar loans would be made to borrowers with similar credit and for similar maturities. The Company’s other investments are recorded at fair value which was derived based on a discounted cash flow analysis applying assumptions regarding the amount and timing of future cash flows. At December 31, 2005, the fair value of the Company’s Series 2005 bonds payable was $217 million based upon secondary market activity. At December 31, 2005 and 2004, the fair value of the Company’s Series 2000-A bonds payable was $304 million and $261 million, respectively, based upon secondary market trading. The Company believes that the carrying amount of the Company’s other debt approximates fair value based upon current valuation for similar bond issuances.

11.	Income Tax:

The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income to its stockholders. As a REIT, the Company generally is not subject to corporate level federal and state income tax on net income it distributes to its stockholders, except for taxes applicable to its taxable REIT subsidiaries (“TRS”).

The Company has a TRS in which certain activities, including primarily the purchase of real property with the intent to resell have been conducted since 2001. A second, smaller TRS, in which certain activities involving the property improvement and redevelopment of real property were conducted, was reorganized to join in the filing of a consolidated return with the first TRS effective January 1, 2005. As a result of the Merger with USRP, a TRS organized by USRP was similarly reorganized such that the retail convenience, gas, and restaurant operations are similarly consolidated into the primary TRS. These reorganizations have simplified the tax reporting structure into a single TRS.

The purchase of real property with the intent to resell; the property improvement and redevelopment of real property; and the operations of convenience and gas stations and restaurants, all of which, among other activities, are conducted within the TRS, are treated as discontinued operations.

On March 31, 2005, other subsidiaries within the REIT purchased from the TRS a 100 percent interest in a partnership that held a pool of mortgage loans collateralizing a $160.8 million note payable carrying a variable interest rate (the “Loan Transfer”). A portion of this variable interest rate was fixed through the initiation of a hedge transaction. This hedge met the definition of a cash flow hedge, and as a result, changes in its value were reported in other comprehensive income (“OCI”), net of applicable income taxes at the then applicable effective tax rate.

As a result of the Loan Transfer, the items of income and expense associated with the mortgage loans and related note payable are no longer reflected in the TRS income tax returns. Accordingly, any deferred tax asset or liability, and any tax effect of the hedge will not be realized. The tax provision for the year ended December 31, 2005, includes a $3.2 million non-cash charge related to the Loan Transfer.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

11.	Income Tax - Continued:

The components of the net deferred tax asset which is included in other assets consist of the following at December 31:

	(In thousands)
	2005	2004

Deferred tax asset:
Cash flow hedge related difference	$—	$3,355
Loan valuation and related hedge differences	3,980	(1,668)
Loan origination fees	262	535
Real estate loss reserves	577	846
Reserve for investment losses	2,014	1,906
Fixed assets	(2,110)	407
Other	836	(42)
Net recorded deferred tax asset	$5,559	$5,339

The income tax provision/(benefit) of $10.0 million, $10.9 million and $(6.3) million for the years ended December 31, 2005, 2004 and 2003, respectively, have been allocated to discontinued operations. The consolidated provision for income taxes from continuing operations differs from the amount computed by applying the federal statutory rate of 35 percent for 2005 and 34 percent for 2004 and 2003 to income before taxes for each of the three years ended December 31:

	(In thousands)
	2005	2004	2003

Expected tax at US statutory rate	$7,471	$2,420	$2,343
REIT income not subject to US income tax (dividend paid deduction)	(16,293)	(8,001)	(9,801)
Benefit allocated to discontinued operations	8,822	5,581	454
Change in valuation allowance	—	—	7,004

Provision for income taxes from continuing operations	$—	$—	$—

12.           Distributions:

As discussed in Notes 1 and 2, CNLRP was treated as the acquiror for financial statement purposes while Trustreet Properties, formerly known as U.S. Restaurant Properties, Inc. (USRP), is the legal and tax survivor. The following unaudited distribution information is based on taxable earnings and profits for the calendar year which includes the taxable activity of USRP for January 1, 2005 through February 24, 2005 and the taxable activity of the merged company from February 25, 2005 through December 31, 2005.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

12. Distributions - Continued:

The distributions to the common stockholders in 2005 were deemed to be 77.18 percent taxable income and 22.82 percent return of capital. The 2005 distribution to all classes of preferred shareholders was 100 percent taxable income. Specifically, the distributions were characterized as follows:

	(Unaudited)
	Common Shareholders	Preferred Shareholders (all classes)

Ordinary income	62.24%	80.64%
Qualified dividend income	14.45%	18.73%
25% Section 1250 unrecaptured gain	0.49%	0.63%
Total taxable income	77.18%	100.00%

Return of capital	22.82%	0.00%

Total	100.00%	100.00%

For the period from January 1, 2005 through February 25, 2005, 30 percent of the distributions received by CNLRP stockholders were considered to be ordinary income and 70 percent were considered to be return of capital.

For the year ended December 31, 2004, 22 percent of the distributions received by CNLRP stockholders were considered to be ordinary income, 69 percent were considered a return of capital, seven percent were qualified dividends and two percent were capital gains for federal income tax purposes. During the year ended December 31, 2003, 39 percent of the distributions received by CNLRP stockholders were considered to be ordinary income, and 61 percent were considered a return of capital. There was no preferred stock outstanding during 2004 and 2003.

13.    Related Party Transactions:

The following table and disclosures summarize related party transactions with affiliated entities for the years ended December 31:

	(In thousands)
Amounts received (paid):	2005	2004	2003

Services purchased from affiliates (1)	$(927)	$(2,268)	$(3,094)

Rental and other expenses to affiliates for office space (2)	$(1,621)	$(1,411)	$(1,445)

Dealer servicing fee (3)	$1,747	$(1,493)	$(1,493)

Servicing fees from affiliates (4)	$1,401	$2,884	$4,612

Referral fees from the Bank (5)	$—	$1,657	$1,109

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

13.	Related Party Transactions - Continued:

(1)
Services purchased from affiliates include human resources, tax planning and compliance, computer systems support, investor relations and other services. Post Merger, the Company performed substantially all of these functions internally.

(2)
In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the “Plaza”) which owns and operates the office tower in which the Company headquarters are located, for $0.2 million. Affiliates of two members of the Board of Directors, including the Chairman, own the remaining partnership interests. The Company has severally guaranteed 8.33 percent of an unsecured promissory note on behalf of the Plaza. The guaranty, after a refinancing during 2005 by the Plaza, equated to $1.2 million of the $14 million unsecured promissory note. The guaranty continues through December 31, 2010. The Company received distributions of $0.10 million, $0.07 million and $0.07 million during the years ended December 31, 2005, 2004 and 2003, respectively, from the Plaza. Since November 1999, the Company has leased its office space from CNL Plaza, Ltd., an affiliate of a member of the Company’s board of directors. As of March 15, 2006, the Company is currently discussing and evaluating the possible sale of the five percent interest. As a result of the Merger, the Company is incurring the rental expenses under these leases in 2005. The Company’s leases expire in 2014 and provide for scheduled rent increases over the term of the lease. Rental and other expenses for the years ended December 31, 2005, 2004 and 2003 include accrued rental expense (the additional rent expense resulting from the straight-lining of scheduled rent increases over the term of the lease) and executory costs. Future commitments due under the office space operating leases are as follows at December 31, 2005:

(In thousands)

2006	$1,436
2007	1,480
2008	1,525
2009	1,570
2010	1,617
Thereafter	6,661

$14,289

(3)
Soliciting dealer servicing fee paid to an affiliate in connection with the Company’s previous common stock offerings. During 2005, the Company received a refund of approximately $1.7 million from the affiliate and began paying an outside stock transfer agent for stock and investor servicing fees.

(4)
Property management and other administrative services provided to affiliates investing in restaurant net lease properties and loans. During 2005, these affiliates became part of the Company as a result of the Merger.

(5)
During the years ended December 31, 2004 and 2003, the Company received referral fees paid by the Bank, a partner in the specialty finance segment through January 1, 2005, under a business referral program between the Company and the Bank. The Company did not receive any referral fees from the Bank in 2005.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

13.	Related Party Transactions - Continued:

During 2004 and 2003, CNL Financial Group (“CFG”), an affiliate, advanced $10.9 million and $18.7 million, respectively, to the Company in the form of a demand balloon promissory note. The loan bore interest at a rate of LIBOR plus 2.5 percent or at the base rate as defined in the agreement. The balance outstanding as of December 31, 2004 was $35.8 million, which included accrued interest. In April 2005, the Company paid the demand balloon promissory note in full to CFG in the amount of $36.4 million, including accrued interest.

During the year ended December 31, 2002 the specialty finance segment acquired a portfolio of 109 real estate properties, which have been classified as held for sale, for approximately $117 million by acquiring all of the limited partner and general partner interests in CNL Net Lease Investors, LP, (“NLI”). Eight of the properties acquired were vacant and the remaining 101 properties were leased to restaurant operators under triple-net leases. The Chairman of the Board and Vice Chairman of the Board of Directors of the Company, through an affiliate, owned the 0.1 percent general partner interest in NLI prior to the acquisition by the specialty finance segment and agreed to waive their rights to benefit from the transaction. Of the original 109 properties, 107 have been sold to third parties as of December 31, 2005. The Company has recognized approximately $11.6 million in net gains on the sales of these properties through December 2005.

During the year ended December 31, 2002, a tenant and borrower of the Company assigned loans in the amount of $7.5 million to Restaurants Acquisitions I, LLC, an affiliate of the Chairman. The Company agreed to the assignment and advanced an additional $3.6 million to the affiliate in exchange for an $11.1 million participating note. The note was amended during 2004 to remove the participating feature and change the maturity date from May 2014 to December 2007. The note bears interest at a rate of ten percent per annum. The Company earned $1.1 million in interest income from the affiliate during each of the years 2005, 2004 and 2003.

During the year ended December 2003, OrangeDen, LLC, a subsidiary engaged in restaurant operations, entered into a collateral contribution agreement (‘the Agreement”) with two separate affiliates, CFG and Cherry Den, LLC, to provide collateral for a letter of credit to an insurance company for worker’s compensation and general liability coverage relating to employees leased to the restaurant operations within the real estate segment. The collateral consisted of certificates of deposit with one-year terms amounting to $353,000 and were included in real estate and restaurant assets held for sale at December 31, 2003 relating to this Agreement. In December 2004, the Company sold its interest in OrangeDen, LLC, to Cherry Den, LLC, an affiliate of the Chairman and Vice Chairman of the Board of Directors. The Company received $0.7 million in proceeds from the sale and recognized a net gain of $1.2 million, which included the recognition of $0.8 million in gains on the sales of real estate used in it restaurant operations, which had previously been deferred.

14.	Stock Options and Restricted Shares:

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

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

14.	Stock Options and Restricted Shares - Continued:

No stock options were issued during the year ended December 31, 2005, and previously granted options were fully vested as of the date of the Merger. As a result, no compensation cost was recognized relating to stock options during the year ended December 31, 2005. Early adoption of FAS 123(R), and the change from applying the original provisions of SFAS No. 123, did not have an impact on income from continuing operations, net income, cash flow from operations, cash flow from financing activities, and basic and diluted earnings per share for the year ended December 31, 2005.

The following is a summary of options outstanding by range of exercise price as of December 31, 2005:

	$12.23	$15.50	All options

Options outstanding (in thousands)	4	8	12
Average option price per share	$12.23	$15.50	$14.36
Weighted average remaining contractual life (years)	2.43	0.82	1.38
Options exercisable (in thousands)	4	8	12
Average option price per share	$12.23	$15.50	$14.36

The following is a summary of stock option activity for the year ended December 31, 2005:

	Number of options (in thousands)	Weighted average exercise price at grant date

Options outstanding at December 31, 2004	—	$—
Options assumed through Merger	71	$14.95
Exercised	(44)	$13.85
Forfeited	—	$—
Expired	(15)	$21.57

Options outstanding and exercisable at December 31, 2005	12	$14.36

In March 2005, the Company granted approximately 0.1 million shares of non-vested common stock to members of its board of directors and certain employees. The non-vested shares had a fair market value of approximately $2.3 million based on the Company’s stock price on the date of grant. The Company records compensation expense over the vesting period.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

14.	Stock Options and Restricted Shares - Continued:

The following is a summary of the status of the Company’s non-vested shares as of December 31, 2005, and changes during the year ended December 31, 2005:

	Number of shares (in thousands)	Weighted average fair value at grant date

Non-vested shares at beginning of period	—	$—
Granted	138	$17.01
Vested	—	$—
Forfeited	(18)	$17.20

Non-vested shares at December 31, 2005	120	$16.98

As of December 31, 2005, there was $1.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately 3.5 years.

15.	Stockholders’ Equity:

On February 25, 2005, in accordance with the terms of the Merger, approximately 45.2 million shares of CNLRP common stock were converted into 35.2 million shares of the Company’s common stock and 7.2 million newly issued shares of the Company’s Series C Preferred Stock.

Outstanding Warrants - At December 31, 2005, two investors had outstanding Series B warrants to purchase 0.4 million shares of the Company’s common stock at an exercise price of $16.39 per share. The warrants became exercisable on October 10, 2003 and expire between 2010 and 2011. At December 31, 2005, 0.4 million shares of common stock were reserved for that purpose.

During the year ended December 31, 2005, the Company issued 1.4 million shares of common stock through a controlled equity program and issued 8.05 million shares through a public offering totaling $129.9 million in proceeds, net of stock issuance costs. The Company sold the shares of common stock at a range of $14.25 to $16.67.

Redeemable Preferred Stock

Series A Preferred Stock - The Series A Preferred Stock has a liquidation preference of $25.00 per share. The Series A Preferred Stock is redeemable, in whole or in part, at the option of the Company, (i) for such number of shares of Company common stock as are issuable at a conversion rate of 0.9384 shares of Company common stock for each share of Series A Preferred Stock, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the common stock on the New York Stock Exchange equals or exceeds the conversion price, subject to adjustment in certain circumstances, plus cash in the amount of any accrued and unpaid dividends, or (ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred Stock, plus any accrued and unpaid dividends. The Series A Preferred Stock has no stated maturity and is not subject to a sinking fund provision. Shares of Series A Preferred Stock are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of common stock at a conversion

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

15.	Stockholders’ Equity - Continued:

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

Series C Preferred Stock - The Company’s 7.5 percent Series C Preferred Stock has a liquidation preference of $25.00 per share. The Series C Preferred Stock is not redeemable prior to February 25, 2009, unless the Board of Directors determines that such a redemption is necessary or advisable to preserve the status of the Company as a REIT. On and after February 25, 2009, and with appropriate notice, the Series C Preferred Stock is redeemable, in whole or in part, at the option of the Company for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption, without interest. If fewer than all of the outstanding shares of Series C Preferred Stock are to be redeemed, the Series C Preferred Stock to be redeemed shall be redeemed pro rata (as nearly as may be practicable without creating fractional shares), by lot or by any other equitable method determined by the Company that will not result in a violation of the Ownership Limit, provided that such method satisfies any applicable requirements of any securities exchange on which the Series C Preferred Stock are then listed or any national quotation system on which the Series C Preferred Stock are then quoted. If such redemption is to be by lot and, as a result of such redemption, any holder of a number of shares of Series C Preferred Stock would become a holder of a number of shares of Series C Preferred Stock in excess of the Ownership Limit because such holders of shares of Series C Preferred Stock were not redeemed, or were redeemed only in part, then, except as otherwise provided in the Articles of Incorporation, the Company will redeem the requisite number of Series C Preferred Stock of such holder such that such holder will not violate the Ownership Limit subsequent to such redemption. Shares of Series C Preferred Stock are convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of common stock at an initial conversion price of $19.50 (equivalent to a conversion rate of 1.28205 shares of common stock for each share of Series C Preferred Stock). Distributions on Series C Preferred Stock are cumulative and are equal to $1.875 per share per annum. Holders of Series C Preferred Stock are entitled to receive dividends in parity with holders of Series A Preferred Stock and in preference to any dividends to common stockholders. Upon liquidation, holders of Series C Preferred Stock are entitled to receive distributions in parity with holders of Series A Preferred Stock and in preference to any distributions to common stockholders.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

15.	Stockholders’ Equity - Continued:

Computation of Earnings Per Common Share - For the years ended December 31, 2005, 2004 and 2003, basic and diluted earnings per common share for income (loss) from continuing operations available to common stockholders has been computed as follows:

	Year ended December 31, (in thousands)
	2005	2004	2003

Numerator:
Income from continuing operations	$11,704	$6,984	$6,901
Gain on sale of assets	9,643	135	(9)
Less: Preferred stock dividends	(24,448)	—	—

Income/(loss) from continuing operations available to common stockholders	$(3,101)	$7,119	6,892

Denominator:
Basic and diluted weighted average number of shares outstanding (1) (2)	55,053	35,032	35,032

Basic and diluted income/(loss) from continuing operations allocable to common stockholders per share	$(0.06)	$0.20	$0.20

(1)
For the year ended December 31, 2005, the potential dilution from the Company’s outstanding Common Stock Equivalents was anti-dilutive to the loss from continuing operations per share calculation. As such, the Company excluded stock options to purchase approximately 0.012 million shares of common stock, warrants to purchase 0.4 million shares of common stock, restricted stock of approximately 0.1 million shares and the conversion of Series A and Series C Preferred Stock into 16.6 million shares of common stock from the computation of diluted earnings per share as these Common Stock Equivalents were anti-dilutive.

(2)	For the years ended December 31, 2004 and 2003, the Company did not have any Common Stock Equivalents.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

15.	Stockholders’ Equity - Continued:

The following unaudited presentation assumes that the Series C Preferred Stock issued to the CNLRP stockholders in connection with the Merger was outstanding for all periods presented.

	(In thousands)
	Year ended December 31,
	2005	2004	2003

Historical income (loss) from continuing operations and gain of sale of assets less preferred stock dividends	$(3,101)	$7,119	$6,892
Proforma adjustment for Series C Preferred Stock dividends	(2,264)	(13,583)	(13,583)
Proforma loss from continuing operations allocable to common stockholders	$(5,365)	$(6,464)	$(6,691)

Basic and diluted proforma earnings (loss) per share:

From continuing operations	$(0.10)	$(0.18)	$(0.19)
From discontinued operations	0.78	1.00	1.01
	$0.68	$0.82	$0.82

16.           Concentration of Credit Risk:

No individual lessee or borrower (or affiliated groups of lessees or borrowers) or restaurant chain represented more than ten percent of the Company's revenues relating to its properties, loans and secured equipment leases during the years ended December 31, 2005, 2004 or 2003.

Although the Company's properties are geographically diverse throughout the United States and lessees and borrowers operate a variety of restaurant concepts, 25 restaurant chains constitute 75 percent of the Company’s properties. Failure of any one of these restaurant chains or any significant lessees or borrowers could significantly impact results of operations if the Company is not able to timely protect its interest.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

17.	Segment Information:

The Company has established separate legal entities to operate and measure the real estate and specialty finance segments.

The real estate segment primarily acquires and holds real estate. It also holds certain mortgage and equipment loans generally until maturity. The specialty finance segment includes the Company’s investment property sales program, our Real Estate Development and Redevelopment Group and investment banking services to national and regional restaurant operators. The specialty finance segment’s earnings are from lease income prior to sale, net gains from investment property sales, gains from development and sale of restaurant/retail real estate and to a lesser extent, advisory services and servicing activities.

The following tables summarize the results for the real estate and specialty finance segments. Consolidating eliminations and results of the parent company are reflected in the “other” column.

	Year ended December 31, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$177,645	$17,351	$(4,917)	$190,079

Expenses:
General operating and administrative	12,853	28,602	(3,485)	37,970
Interest expense	80,539	10,556	(1,021)	90,074
Property expenses, state and other taxes	7,153	487	(406)	7,234
Depreciation and amortization	29,490	1,447	—	30,937
Loss on termination of cash flow hedge	8,558	—	—	8,558
Impairments and provisions on assets	1,889	75	—	1,964
Minority interest net of equity in earnings	250	1,388	—	1,638
	140,732	42,555	(4,912)	178,375
Discontinued operations:
Income from discontinued operations, net of income tax	10,575	32,265	—	42,840

Gain on sale of assets	9,643	—	—	9,643

Net income/(loss)	$57,131	$7,061	$(5)	$64,187

Assets at December 31, 2005	$2,304,122	$379,100	$914	$2,684,136

Investments accounted for under the equity method at December 31, 2005	$834	$—	$—	$834

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

17.	Segment Information - (Continued):

	Year ended December 31, 2004 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$76,957	$29,337	$(3,010)	$103,284

Expenses:
General operating and administrative	8,868	21,515	(1,975)	28,408
Interest expense	29,262	18,314	423	47,999
Property expenses, state and other taxes	575	—	—	575
Depreciation and amortization	10,653	874	—	11,527
Loss on termination of cash flow hedge	—	940	—	940
Impairments and provisions on assets	2,684	554	—	3,238
Minority interest net of equity in earnings	61	3,552	—	3,613
	52,103	45,749	(1,552)	96,300
Discontinued operations:
Income from discontinued operations, net of income tax	5,730	29,169	—	34,899

Gain on sale of assets	135	—	—	135

Net income/(loss)	$30,719	$12,757	$(1,458)	$42,018

Assets at December 31, 2004	$795,125	$451,237	$(2,713)	$1,243,649

Investments accounted for under the equity method at December 31, 2004	$947	$—	$—	$947

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

17.	Segment Information - (Continued):

	Year ended December 31, 2003 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$81,996	$32,254	$(3,180)	$111,070

Expenses:
General operating and administrative	8,980	21,059	(2,417)	27,622
Interest expense	27,481	23,653	(558)	50,576
Property expenses, state and other taxes	929	—	—	929
Depreciation and amortization	11,109	934	—	12,043
Loss on termination of cash flow hedge	—	502	—	502
Impairments and provisions on assets	4,350	6,342	—	10,692
Minority interest net of equity in earnings	114	1,691	—	1,805
	52,963	54,181	(2,975)	104,169
Discontinued operations:
Income/(loss) from discontinued operations, net of income tax	(1,266)	36,814	—	35,548

Loss on sale of assets	—	(9)	—	(9)

Net income/(loss)	$27,767	$14,878	$(205)	$42,440

18.	Commitments and Contingencies:

As a result of the Merger, the Company acquired properties subject to leases where the Company was the lessee under these leases. During the year ended December 31, 2005, the Company incurred $3.3 million in ground rent expense related to such leases, with such amounts recorded as property expenses. The remaining lease terms (excluding renewal option terms) expire between 2006 and 2024. Minimum future lease obligations at December 31, 2005 are as follows:

(In thousands)
2006	$3,214
2007	2,872
2008	2,255
2009	1,647
2010	1,162
Thereafter	4,994
$16,144

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

18.	Commitments and Contingencies - Continued:

In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants. These commitments, including development agreements, if accepted by the potential tenants, obligate the Company to purchase sale leaseback properties. At December 31, 2005, the Company had committed to purchase $134 million in real estate properties.

As of December 31, 2005, the Company had entered into 56 operating leases relating to real estate held for sale which provide that, in the event the Company sells the leased property before the fifth lease year, the annual rent will increase to the fifth year contractual rate effective on the day of the sale, and that the Company will compensate the tenant for the increase.

As part of the Merger, the Company assumed certain agreements in connection with certain gas station properties, that obligate the Company to pay a release price should a gas station property change gas brands. The agreements are customary in the retail petroleum industry. Some, but not all, of the agreements release the Company from the aforementioned obligation upon the sale of the property to a third party.

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs’ Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, and subsidiaries of the Company in the District Court of Dallas County, Texas (the “Court”). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed Mergers between the Income Funds and USRP and that the Company, subsidiaries of the Company and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleged that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demanded an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs did not add any parties or claims, but they did add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed on appellees’ brief. On December 12, 2005, the plaintiffs filed their Appellants’ Replying Brief. The Court has scheduled oral argument on the appeal for May 3, 2006. Management of the Company believes the claims against the Company are without merit and intends to vigorously defend against such claims.

During 2004, Management Strategies, Inc. filed a lawsuit against USRP. The complaint alleges that the Company owes approximately $3 million in sales and fuel tax liabilities to the State of Georgia. The management of the Company believes the claims against the Company are without merit and intends to defend vigorously against such claims.

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

18.	Commitments and Contingencies - Continued:

The Company may be subject to claims or litigation in the ordinary course of business. At December 31, 2005, there were no outstanding claims against the Company in the ordinary course of business that are expected to have a material adverse effect on the Company’s financial position or results of operations.

19.           Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for each fiscal quarter during the years ended December 31, 2005 and 2004:

	(In thousands except for per share data)
2005 Quarter	First	Second	Third	Fourth	Year

Continuing operations:
Revenues (1)	$33,482	$50,810	$52,093	$53,694	$190,079

Earnings/(loss) from continuing operations allocable to common stockholders (1)(2)	$(4,301)	$(2,713)	$2,392	$1,521	$(3,101)

Discontinued operations:
Earnings and gains from discontinued operations, net (1)	4,827	13,686	9,296	15,031	42,840

Net income allocable to common stockholders	$526	$10,973	$11,688	$16,552	$39,739

Net income/(loss) per share of common stock (basic and diluted):

Continuing operations (1)	$(0.08)	$(0.04)	$0.03	$0.03	$(0.06)

Discontinued operations (1)	$0.09	$0.25	$0.17	$0.27	$0.78

TRUSTREET PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2005, 2004 and 2003

19.           Selected Quarterly Financial Data (Unaudited) - Continued:

	(In thousands except for per share data)

2004 Quarter	First	Second	Third	Fourth	Year

Continuing operations:
Revenues (1)	$25,682	$25,116	$26,989	$25,497	$103,284

Earnings/(loss) from continuing operations allocable to common stockholders (1)(2)	$3,172	$1,038	$3,587	$(678)	$7,119

Discontinued operations:
Earnings and gains from discontinued operations, net (1)	7,676	8,182	11,329	7,712	34,899

Net income allocable to common stockholders	$10,848	$9,220	$14,916	$7,034	$42,018

Net income/(loss) per share of common stock (basic and diluted):

Continuing operations (1)	$0.09	$0.03	$0.10	$(0.02)	$0.20

Discontinued operations (1)	$0.22	$0.23	$0.33	$0.22	$1.00

(1)
The results of operations relating to properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2005 and 2004 are reported as discontinued operations.

(2)	Earnings/(loss) from continuing operations allocable to common stockholders includes income from continuing operations and gain/(loss) on sale of assets, net of dividends to preferred stockholders.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management, including our Chief Executive Officer and Chief Financial Officer, carried out an evaluation as of December 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Disclosure controls and procedures are designed with the objective of ensuring that information required to be disclosed in the Company’s reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures are also designed with the objective of ensuring that such information is accumulated and communicated to management to allow timely decisions regarding required disclosures. Based upon the evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures are effective.

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;
•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

•
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

For the three months ended December 31, 2005, our Chief Executive Officer and Chief Financial Officer also concluded that there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, including changes that would have resulted from the merger of CNLRP and the Income Funds with and into USRP on February 25, 2005.

It should be noted that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are certain resource constraints, and the benefits of controls must be considered relative to their costs. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the report entitled “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO” Report).

Based on our evaluation and the criteria set forth in the COSO report, management concluded that our internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, who also audited our consolidated financial statements, as stated in their report, which is included herein.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 28, 2006.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 28, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 28, 2006.

Item 13. Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 28, 2006.

Item 14. Principal Accountant Fees and Services.

The information required by this Item is incorporated by reference to the Company's Definitive Proxy Statement to be filed with the Commission no later than April 28, 2006.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report.

1. Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders' Equity and Comprehensive Income/(Loss) for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003.

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2005.

Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2005.

Schedule IV - Mortgage Loans on Real Estate at December 31, 2005.

All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

3. Exhibits

2.1
Agreement and Plan of Merger by and between the Registrant and CNL Restaurant Properties, Inc., dated as of August 9, 2004 (previously filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

2.2
Agreements and Plans of Merger by and among the Registrant, a separate, wholly-owned subsidiary of the operating partnership of the Registrant and each of the 18 Income Funds (previously filed as Exhibits 2.2 - 2.19 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

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

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 16th day of March, 2006.

TRUSTREET PROPERTIES, INC.

By:

/s/ CURTIS B. McWILLIAMS
Curtis B. McWilliams
Chief Executive Officer
(Principal Executive Officer)

/s/ STEVEN D. SHACKELFORD
Steven D. Shackelford
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CURTIS B. MCWILLIAMS	Chief Executive Officer	March 16, 2006
Curtis B. McWilliams	(Principal Executive Officer)

/S/ STEVEN D. SHACKELFORD	Chief Financial Officer	March 16, 2006
Steven D. Shackelford	(Principal Financial and Accounting
Officer)

/S/ JAMES M. SENEFF, JR.	Director, Chairman of the Board	March 16, 2006
James M. Seneff, Jr.

/S/ ROBERT A. BOURNE	Director	March 16, 2006
Robert A. Bourne

/S/ G. RICHARD HOSTETTER	Director	March 16, 2006
G. Richard Hostetter

/S/ J. JOSEPH KRUSE	Director	March 16, 2006
J. Joseph Kruse

/s/ RICHARD C. HUSEMAN	Director	March 16, 2006
Richard C. Huseman

/s/ JAMES H. KROPP	Director	March 16, 2006
James H. Kropp

/s/ G. STEVEN DAWSON	Director	March 16, 2006
G. Steven Dawson

TRUSTREET PROPERTIES, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2005, 2004 and 2003
(In thousands)

			Additions		Deductions
Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (b)	Deemed Uncollec- tible	Collected/ Recovered	Balance at End of Year

2003	Allowance for doubtful accounts (a)	$ 2,553	$ 4,771	$ 532	$ 4,181	$ 399	$ 3,276

	Allowance for loan losses (c)	12,062	5,463	964	3,581	944	13,964

	Deferred tax asset valuation allowance	7,846	—	842	—	7,846	842
		$ 22,461	$ 10,234	$ 2,338	$ 7,762	$ 9,189	$ 18,082

2004	Allowance for doubtful accounts (a)	$ 3,276	$ 1,079	$ 1,891	$ 3,409	$ 140	$ 2,697

	Allowance for loan losses (c)	13,964	112	311	6,443	683	7,261

	Deferred tax asset valuation allowance	842	—	—	—	842	—
		$ 18,082	$ 1,191	$ 2,202	$ 9,852	$ 1,665	$ 9,958

2005	Allowance for doubtful accounts (a)	$ 2,697	$ 710	$ 2,528	$ 1,513	$ 1,408	$ 3,014

	Allowance for loan losses (c)	7,261	1,296	124	1,753	1,222	5,706

		$ 9,958	$ 2,006	$ 2,652	$ 3,266	$ 2,630	$ 8,720

(a) Deducted from receivables and accrued rental income on the balance sheet.

(b) Reduction of rental, earned, interest and other income.

(c) Deducted from mortgage, equipment and other notes receivable on the balance sheet.

TRUSTREET PROPERTIES, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005
(In thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at which carried at close of period
Description	Impairments	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of construction	Date Acquired	Life on which depreciation in latest income statement is calculated
7-Eleven-Fillmore, CA			1,402	567			1,402	567	1,969	16	2000	2/2005	(c)
7-Eleven-Haleiwa, HI			553	782			553	782	1,335	22	1987	2/2005	(c)
7-Eleven-Kaneohe, HI			1,366	346			1,366	346	1,712	10	1961	2/2005	(c)
7-Eleven-Waianae, HI			1,167	547			1,167	547	1,714	15	1988	2/2005	(c)
88 China Buffet-Hastings, NE			215	297			215	297	512	8	1987	2/2005	(c)
A.J. Gators Restaurant-Virginia Beach, VA		(g)	640	613			640	613	1,253	17	1986	2/2005	(c)
Ale House-Bradenton, FL		(g)	1,585	1,255			1,585	1,255	2,840	35	1999	2/2005	(c)
Ale House-Davie, FL		(g)	1,139	621			1,139	621	1,760	17	1993	2/2005	(c)
Ale House-Orlando, FL		(g)	884	627			884	627	1,511	17	1993	2/2005	(c)
Ale House-Orlando, FL		(g)	850	651			850	651	1,500	18	1994	2/2005	(c)
Ale House-Pembroke Pines, FL		(g)	1,137	641			1,137	641	1,778	18	1991	2/2005	(c)
Ale House-St Petersburg, FL		(g)	2,376	950			2,376	950	3,325	26	1998	2/2005	(c)
Amigo's-Orlando, FL			1,486	773			1,486	773	2,258	222	1983	6/1997	(c)
Amoco-Belfield, ND			417	1,489			417	1,489	1,906	41	1994	2/2005	(c)
Applebee's-Antioch, TN		(g)	610	770			610	770	1,380	189	1991	8/1998	(c)
Applebee's-Augusta, GA			734	1,731			734	1,731	2,465	63	1991	12/2004	(c)
Applebee's-Clarksville, TN		(g)	556	983			556	983	1,539	241	1995	8/1998	(c)
Applebee's-Clinton, IA		(g)	329	692			329	692	1,021	19	1997	2/2005	(c)
Applebee's-Columbia, TN		(g)	626	936			626	936	1,562	229	1996	8/1998	(c)
Applebee's-Cookeville, TN		(g)	490	1,004			490	1,004	1,493	246	1993	8/1998	(c)
Applebee's-Fall River, MA			506	800			506	800	1,307	22	1994	2/2005	(c)
Applebee's-Freeport, IL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1996	2/1999	(e)
Applebee's-Greenville, SC		(g)	950	1,362			950	1,362	2,312	72	1999	6/2004	(c)
Applebee's-Greenville, SC		(g)	972	1,170			972	1,170	2,142	62	1999	6/2004	(c)
Applebee's-Hendersonville, TN		(g)	550	967			550	967	1,516	237	1994	8/1998	(c)
Applebee's-Hermitage, TN		(g)	735	827			735	827	1,563	203	1992	8/1998	(c)
Applebee's-Hopkinsville, KY		(g)	390	943			390	943	1,333	231	1997	8/1998	(c)
Applebee's-Lebanon, TN		(g)	568	925			568	925	1,493	227	1998	8/1998	(c)
Applebee's-Madison, TN		(g)	740	836			740	836	1,576	205	1995	8/1998	(c)
Applebee's-Marshalltown, IA		(g)	380	644			380	644	1,024	18	1997	2/2005	(c)
Applebee's-Mason City, IA		(g)	368	629			368	629	997	17	1997	2/2005	(c)
Applebee's-Montclair, CA		(g)	(e)	-880	880		(e)			(d)	1997	12/1996	(c)
Applebee's-Moscow, ID			537		1,194		537	1,194	1,731	152	1999	8/1999	(c)
Applebee's-Muscatine, IA		(g)	331	720			331	720	1,051	20	1996	2/2005	(c)
Applebee's-Rockford, IL		(g)	604	(e)			604	(e)	604	(e)	1996	1/1999	(e)
Applebee's-Salem, OR			778		1,154		778	1,154	1,932	239	1999	10/1999	(c)
Applebee's-Spartanburg, SC			408	931			408	931	1,339	31	2005	1/2005	(c)
Applebee's-Statesboro, GA			754	1,479			754	1,479	2,233	53	1998	12/2004	(c)
Applebee's-Sterling, IL		(g)	403	701			403	701	1,104	19	1996	2/2005	(c)
Applebee's-Tullahoma, TN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1995	8/1998	(e)
Arby's-Alexander City, AL			407	525			407	525	932	6	1998	9/2005	(c)
Arby's-Allentown, PA			416	549			416	549	965	15	1978	2/2005	(c)
Arby's-Allen, TX		(g)	509	(e)			509	(e)	509	(e)	1999	12/1999	(e)
Arby's-Alma, MI		(g)	230	418			230	418	648	12	1994	2/2005	(c)
Arby's-Amarillo, TX		(g)	378	349			378	349	727	10	1992	2/2005	(c)
Arby's-Apopka, FL			402	280			402	280	682	3	1980	9/2005	(c)
Arby's-Arab, AL		(g)	231	456			231	456	687	114	1988	5/1998	(c)
Arby's-Arlington, TX		(g)	130	376			130	376	506	10	1981	2/2005	(c)
Arby's-Arlington, TX		(g)	253	321			253	321	575	9	1988	2/2005	(c)
Arby's-Arlington, TX		(g)	206	262			206	262	468	7	1991	2/2005	(c)
Arby's-Arvada, CO		(g)	461	428			461	428	889	12	1994	2/2005	(c)
Arby's-Athens, GA			692	379			692	379	1,071	4	1984	9/2005	(c)
Arby's-Auburndale, FL		(g)	327	391			327	391	718	91	1995	1/1999	(c)
Arby's-Avon, IN		(g)	338	497			338	497	836	155	1996	9/1996	(c)
Arby's-Balch Springs, TX		(g)	208	318			208	318	525	9	1989	2/2005	(c)
Arby's-Bartow, FL		(g)	226	414			226	414	641	75	1995	1/1999	(c)
Arby's-Battle Creek, MI		(g)	177	417			177	417	594	12	1969	2/2005	(c)
Arby's-Bedford, TX		(g)	219	302			219	302	521	8	1989	2/2005	(c)
Arby's-Benbrook, TX		(g)	116	303			116	303	420	8	1990	2/2005	(c)
Arby's-Birch Run, MI		(g)	271	571			271	571	842	16	1992	2/2005	(c)
Arby's-Bridgeport, MI		(g)	289	433			289	433	723	12	1989	2/2005	(c)
Arby's-Brighton, MI		(g)	286	432			286	432	718	12	1987	2/2005	(c)
Arby's-Brooksville, FL		(g)	267	422			267	422	688	76	1994	1/1999	(c)
Arby's-Brooksville, FL		(g)	248	369			248	369	617	67	1984	1/1999	(c)
Arby's-Burleson, TX		(g)	288	321			288	321	609	9	1990	2/2005	(c)
Arby's-Canton, GA		(g)	586		607		586	607	1,193	143	1998	12/1998	(c)
Arby's-Carlisle, PA		(g)	179	431			179	431	610	12	1992	2/2005	(c)
Arby's-Carrollton, TX		(g)	181	528			181	528	710	15	1995	2/2005	(c)
Arby's-Carrollton, TX		(g)	182	309			182	309	491	9	1987	2/2005	(c)
Arby's-Cartersville, GA			415	340			415	340	755	4	UNKNOWN	9/2005	(c)
Arby's-Cedar Hill, TX		(g)	150	319			150	319	469	9	1992	2/2005	(c)
Arby's-Charlotte, MI		(g)	192	463			192	463	655	13	1991	2/2005	(c)
Arby's-Chesterfield, MI		(g)	242	364			242	364	605	10	1990	2/2005	(c)
Arby's-Clio, MI		(g)	225	401			225	401	626	11	1991	2/2005	(c)
Arby's-College Station, TX		(g)	237	313			237	313	551	9	1982	2/2005	(c)
Arby's-Colleyville, TX		(g)	152	298			152	298	450	8	1989	2/2005	(c)
Arby's-Columbus, OH		(g)	442		594		442	594	1,036	122	1998	7/1998	(c)
Arby's-Columbus, OH		(g)	484		576		484	576	1,060	135	1999	12/1998	(c)
Arby's-Connorsville, IN		(g)	236	699			236	699	935	20	1989	2/2005	(c)
Arby's-Corinth, MS			591	349			591	349	940	4	1985	9/2005	(c)
Arby's-Dallas, TX		(g)	131	296			131	296	427	8	1991	2/2005	(c)
Arby's-Dallas, TX		(g)	221	502			221	502	723	14	1995	2/2005	(c)
Arby's-Davison, MI		(g)	279	425			279	425	705	12	1980	2/2005	(c)
Arby's-Denison, TX		(g)	239	373			239	373	612	10	1995	2/2005	(c)
Arby's-Denton, TX		(g)	262	321			262	321	583	9	1991	2/2005	(c)
Arby's-Douglasville, GA		(g)	709		546		709	546	1,255	108	1999	12/1999	(c)
Arby's-Easton, PA		(g)	296	558			296	558	854	16	1995	2/2005	(c)
Arby's-Erie, PA			361	336			361	336	697	4	1972	9/2005	(c)
Arby's-Erie, PA			336	386			336	386	722	4	1976	9/2005	(c)
Arby's-Flint, MI		(g)	319	449			319	449	767	12	1962	2/2005	(c)
Arby's-Flint, MI		(g)	282	278			282	278	561	8	1979	2/2005	(c)
Arby's-Flower Mound, TX		(g)	434		618		434	618	1,052	122	2000	1/2000	(c)
Arby's-Fountain Hills, AZ			241	225			241	225	466	3	1994	9/2005	(c)
Arby's-Ft Worth, TX		(g)	227	384			227	384	610	11	1994	2/2005	(c)
Arby's-Ft Worth, TX		(g)	198	253			198	253	451	7	1988	2/2005	(c)
Arby's-Ft Worth, TX		(g)	251	308			251	308	559	9	1988	2/2005	(c)
Arby's-Garland, TX		(g)	187	319			187	319	505	9	1989	2/2005	(c)
Arby's-Grand Prairie, TX		(g)	123	285			123	285	408	8	1988	2/2005	(c)
Arby's-Grand Prairie, TX		(g)	186	467			186	467	653	13	1995	2/2005	(c)
Arby's-Grand Prairie, TX		(g)	114	361			114	361	475	10	1996	2/2005	(c)
Arby's-Grand Rapids, MI		(g)	313	(e)			313	(e)	313	(e)	1995	8/1995	(e)
Arby's-Grapevine, TX		(g)	240	283			240	283	523	8	1992	2/2005	(c)
Arby's-Greensboro, NC		(g)	363	405			363	405	768	113	1990	8/1997	(c)
Arby's-Greensburg, IN		(g)	478	734			478	734	1,212	21	1989	2/2005	(c)
Arby's-Greenville, NC		(g)	278	490			278	490	768	137	1995	8/1997	(c)
Arby's-Hanover, PA		(g)	303	533			303	533	836	15	1994	2/2005	(c)
Arby's-Hinesville, GA			551	227			551	227	777	3	1983	9/2005	(c)
Arby's-Hopkinsville, KY			369	334			369	334	703	4	UNKNOWN	9/2005	(c)
Arby's-Hudson, FL		(g)	271	489			271	489	759	88	1993	1/1999	(c)
Arby's-Huntsville, AL			(e)	(e)	596		(e)	(e)	(e)	(e)	1978	12/1999	(e)
Arby's-Hurst, TX			201	287			201	287	488	8	1970	2/2005	(c)
Arby's-Indianapolis, IN		(g)	411	452			411	452	863	13	1978	2/2005	(c)
Arby's-Indianapolis, IN		(g)	440		677		440	677	1,117	139	2000	12/1999	(c)
Arby's-Irondequoit, NY			323	297			323	297	619	3	1987	9/2005	(c)
Arby's-Jonesville, NC		(g)	225	540			225	540	765	151	1995	8/1997	(c)
Arby's-Kansas City, KS		(g)	168	458			168	458	626	13	1970	2/2005	(c)
Arby's-Kennesaw, GA			461	304			461	304	765	3	UNKNOWN	9/2005	(c)
Arby's-Kernersville, NC		(g)	273	413			273	413	686	116	1994	8/1997	(c)
Arby's-Kinston, NC		(g)	269	485			269	485	754	136	1995	8/1997	(c)
Arby's-Lakeland, FL		(g)	236	452			236	452	688	82	1990	1/1999	(c)
Arby's-Lee's Summit, MO		(g)	455	(e)			455	(e)	455	(e)	1996	2/2005	(e)
Arby's-Lewisville, TX		(g)	242	299			242	299	541	8	1989	2/2005	(c)
Arby's-Lexington, NC			270	291			270	291	561	8	1997	2/2005	(c)
Arby's-Lexington, NC		(g)	321	463			321	463	784	131	1992	7/1997	(c)
Arby's-Louisville, KY			313	359			313	359	672	4	UNKNOWN	9/2005	(c)
Arby's-Madison, GA			779	182			779	182	961	2	1985	9/2005	(c)
Arby's-Mckinney, TX		(g)	292	288			292	288	580	8	1988	2/2005	(c)
Arby's-Merritt Island, FL			368	268			368	268	636	3	UNKNOWN	9/2005	(c)
Arby's-Mesquite, TX		(g)	305	587			305	587	892	16	1994	2/2005	(c)
Arby's-Midland, MI		(g)	253	392			253	392	645	11	1994	2/2005	(c)
Arby's-Mt Clemens, MI		(g)	240	498			240	498	738	14	1989	2/2005	(c)
Arby's-Muncie, IN		(g)	297	372			297	372	670	10	1995	2/2005	(c)
Arby's-Murfreesboro, TN			288	213			288	213	500	2	UNKNOWN	9/2005	(c)
Arby's-Myrtle Beach, SC		(g)	421		633		421	633	1,055	134	1999	7/1999	(c)
Arby's-N Richland Hills, TX		(g)	216	485			216	485	701	13	1995	2/2005	(c)
Arby's-New Port Richey, FL		(g)	243	398			243	398	641	72	1992	1/1999	(c)
Arby's-Newark, OH			(e)	(e)	340		(e)	(e)	(e)	(e)	1999	12/1999	(e)
Arby's-Orange Park, FL		(g)	463		593		463	593	1,056	124	1998	5/1998	(c)
Arby's-Orlando, FL			414	371			414	371	785	4	1985	9/2005	(c)
Arby's-Philadelphia, PA		(g)	396	(e)			396	(e)	396	(e)	1993	2/2005	(e)
Arby's-Phoenix, AZ			654	336			654	336	990	4	1995	9/2005	(c)
Arby's-Plainfield, IN		(g)	371	472			371	472	842	13	6996	2/2005	(c)
Arby's-Plano, TX			265	422			265	422	687	12	1979	2/2005	(c)
Arby's-Plant City, FL		(g)	196	444			196	444	640	81	1991	1/1999	(c)
Arby's-Pontiac, MI		(g)	312	396			312	396	708	11	1968	2/2005	(c)
Arby's-Port Huron, MI		(g)	291	483			291	483	774	13	1975	2/2005	(c)
Arby's-Prescott, AZ			353	336			353	336	689	4	1986	9/2005	(c)
Arby's-Redford, MI		(g)	413		673		413	673	1,086	154	1998	1/1999	(c)
Arby's-Redford, MI			243	463			243	463	705	13	1981	2/2005	(c)
Arby's-Reynoldsburg, OH		(g)	502	349			502	349	851	10	1998	2/2005	(c)
Arby's-Richardson, TX		(g)	222	516			222	516	737	14	1994	2/2005	(c)
Arby's-Richmond Hill, GA			620	332			620	332	951	4	UNKNOWN	9/2005	(c)
Arby's-Rockledge, FL			456	354			456	354	810	4	1978	9/2005	(c)
Arby's-Roseville, MI		(g)	242	508			242	508	750	14	1970	2/2005	(c)
Arby's-Sacramento, CA		(g)	556	518			556	518	1,074	14	1981	2/2005	(c)
Arby's-Sacramento, CA		(g)	383	489			383	489	872	14	1987	2/2005	(c)
Arby's-Saginaw, MI		(g)	264	338			264	338	602	9	1970	2/2005	(c)
Arby's-Saginaw, MI		(g)	156	335			156	335	492	9	1970	2/2005	(c)
Arby's-Salina, KS		(g)	152	411			152	411	563	11	1980	2/2005	(c)
Arby's-Savannah, GA			453	302			453	302	755	3	1985	9/2005	(c)
Arby's-Schertz, TX			414	332			414	332	746	9	1996	2/2005	(c)
Arby's-Silver Springs, PA		(g)	333	593			333	593	926	16	1998	2/2005	(c)
Arby's-South Daytona, FL			403	270			403	270	673	3	1985	9/2005	(c)
Arby's-South Haven, MI		(g)	375	440			375	440	815	12	1988	2/2005	(c)
Arby's-St Johns, MI		(g)	193	433			193	433	625	12	1990	2/2005	(c)
Arby's-Suwanee, GA		(g)	648		655		648	655	1,304	135	1998	8/1998	(c)
Arby's-Tampa, FL		(g)	322	372			322	372	694	86	1992	1/1999	(c)
Arby's-The Colony, TX		(g)	504	(e)			504	(e)	504	(e)	1999	12/1999	(e)
Arby's-Titusville, FL			522	405			522	405	927	4	UNKNOWN	9/2005	(c)
Arby's-Topeka, KS		(g)	145	398			145	398	544	11	1979	2/2005	(c)
Arby's-Topeka, KS		(g)	151	369			151	369	520	10	1979	2/2005	(c)
Arby's-Vancouver, WA		(g)	733		666		733	666	1,399	151	1999	3/1999	(c)
Arby's-Walker, MI		(g)	497		701		497	701	1,198	146	1999	9/1999	(c)
Arby's-West Berlin, NJ		(g)	457	449			457	449	907	12	1992	2/2005	(c)
Arby's-Westland, MI			235	469			235	469	704	13	1981	2/2005	(c)
Arby's-Whitehall, OH		(g)	523		289		523	289	812	68	1998	12/1998	(c)
Arby's-Wilkesboro, NC			764	457			764	457	1,221	5	1985	9/2005	(c)
Arby's-Winchester, IN			532	555			532	555	1,087	16	1988	2/2005	(c)
Arby's-Zephyrhills, FL			403	344			403	344	747	10	1990	2/2005	(c)
Au Bon Pain-Dallas, TX			(e)				(e)				UNKNOWN	2/2005	(c)
Au Bon Pain-Dallas, TX			(e)				(e)			(d)	UNKNOWN	2/2005	(c)
Au Bon Pain-Dallas, TX			(e)				(e)				UNKNOWN	2/2005	(c)
Au Bon Pain-Dallas, TX			(e)				(e)			(d)	UNKNOWN	2/2005	(c)
Au Bon Pain-Dallas, TX			(e)				(e)			(d)	UNKNOWN	2/2005	(c)
Auto Resale-Channelview, TX			361		712		361	712	1,073	198	1997	9/1997	(c)
Bahama Bill's-Clearlake, CA			(e)				(e)			(d)	1982	2/2005	(c)
Bahama Breeze-Orlando, FL			6,288				6,288		6,288	(d)	1998	9/1998	(c)
Bakers Square-Alsip, IL		(g)	449	728			449	728	1,177	148	1978	10/1999	(c)
Bakers Square-Blaine, MN		(g)	656	720			656	720	1,376	20	1970	2/2005	(c)
Bakers Square-Burbank, IL		(g)	680	1,041			680	1,041	1,721	212	1987	10/1999	(c)
Bakers Square-Cherry Valley, IL		(g)	419	849			419	849	1,268	172	1979	10/1999	(c)
Bakers Square-Coon Rapids, MN		(g)	544	1,132			544	1,132	1,676	230	1991	10/1999	(c)
Bakers Square-Deerfield, IL		(g)	573	468			573	468	1,041	95	1980	10/1999	(c)
Bakers Square-Downers Grove, IL		(g)	538	778			538	778	1,316	141	1978	10/1999	(c)
Bakers Square-Homewood, IL		(g)	601	760			601	760	1,362	137	1978	10/1999	(c)
Bakers Square-LaGrange, IL		(g)	591	770			591	770	1,362	139	1977	10/1999	(c)
Bakers Square-Lansing, IL		(g)	648	870			648	870	1,517	177	1977	10/1999	(c)
Bakers Square-Mankato, MN		(g)	489	1,142			489	1,142	1,631	232	1992	10/1999	(c)
Bakers Square-Matteson, IL		(g)	664	853			664	853	1,517	173	1970	10/1999	(c)
Bakers Square-Merrillville, IN		(g)	567	1,177			567	1,177	1,744	239	1978	10/1999	(c)
Bakers Square-Niles, IL			799	594			799	594	1,393	17	1975	2/2005	(c)
Bakers Square-Palatine, IL		(g)	687	675			687	675	1,362	122	1999	10/1999	(c)
Bakers Square-Palos Heights, IL		(g)	375	734			375	734	1,110	149	1977	10/1999	(c)
Bakers Square-St. Charles, IL		(g)	615	631			615	631	1,245	128	1977	10/1999	(c)
Bakers Square-Westmont, IL		(g)	518	591			518	591	1,109	120	1980	10/1999	(c)
Bakers Square-Willowbrook, IL		(g)	586	718			586	718	1,304	146	1977	10/1999	(c)
Bandana's Bar-B-Q Restaurant-Arnold, MO	(i)	(g)	373	873			373	873	1,247	161	1999	6/1999	(c)
Bandana's Bar-B-Q Restaurant-Collinsville, IL	(i)	(g)	347	829			347	829	1,176	168	1987	3/1999	(c)
Bandana's Bar-B-Q Restaurant-Columbia, MO	(i)	(g)	502		920		502	920	1,422	135	1985	1/1999	(c)
Bandana's Bar-B-Q Restaurant-Crystal City, MO	(i)		273	903			273	903	1,177	176	1999	8/1999	(c)
Bandana's Bar-B-Q Restaurant-Fenton, MO	(i)		624	1,028			624	1,028	1,652	223	1986	3/1999	(c)
Bennigan's-Arvada, CO		(g)	714	1,303			714	1,303	2,017	380	1997	4/1997	(c)
Bennigan's-Bedford, TX		(g)	768	(e)			768	(e)	768	(e)	1986	6/1998	(e)
Bennigan's-Clearwater, FL		(g)	900	(e)			900	(e)	900	(e)	1979	6/1998	(e)
Bennigan's-Colorado Springs, CO		(g)	794	(e)			794	(e)	794	(e)	1979	6/1998	(e)
Bennigan's-Colorado Springs, CO		(g)	1,244	862			1,244	862	2,106	24	2000	2/2005	(c)
Bennigan's-Deerfield, IL			1,642	905			1,642	905	2,547	25	2000	2/2005	(c)
Bennigan's-Denver, CO		(g)	884	876			884	876	1,760	25	2001	2/2005	(c)
Bennigan's-Englewood, CO		(g)	665	(e)			665	(e)	665	(e)	1984	6/1998	(e)
Bennigan's-Englewood, NJ		(g)	1,460	901			1,460	901	2,361	227	1982	6/1998	(c)
Bennigan's-Fayetteville, NC			699	(e)			699	(e)	699	(e)	1983	2/2005	(e)
Bennigan's-Florham Park, NJ		(g)	1,078	(e)			1,078	(e)	1,078	(e)	1983	6/1998	(e)
Bennigan's-Grapevine, TX		(g)	1,039		1,523		1,039	1,523	2,562	309	1999	11/1999	(c)
Bennigan's-Houston, TX		(g)	909	(e)			909	(e)	909	(e)	1979	6/1998	(e)
Bennigan's-Jacksonville, FL		(g)	833	(e)			833	(e)	833	(e)	1981	6/1998	(e)
Bennigan's-Lone Tree, CO		(g)	1,075		1,502		1,075	1,502	2,578	280	1999	6/2000	(c)
Bennigan's-Mentor, OH		(g)	749	820			749	820	1,569	23	1995	2/2005	(c)
Bennigan's-Mount Laurel, NJ		(g)	1,306	1,031			1,306	1,031	2,337	259	1982	6/1998	(c)
Bennigan's-Ocala, FL		(g)	698	1,080			698	1,080	1,778	224	1998	12/1998	(c)
Bennigan's-Orlando, FL		(g)	1,585	874			1,585	874	2,460	220	1978	6/1998	(c)
Bennigan's-Pensacola, FL		(g)	692	(e)			692	(e)	692	(e)	1983	6/1998	(e)
Bennigan's-St. Louis Park, MN		(g)	885	(e)			885	(e)	885	(e)	1976	6/1998	(e)
Bennigan's-Sunrise, FL			2,264	741			2,264	741	3,005	21	1982	2/2005	(c)
Bennigan's-Tampa, FL			741	(e)			741	(e)	741	(e)	1980	6/1998	(e)
Bennigan's-Waldorf, MD		(g)	1,116	997			1,116	997	2,113	28	2001	2/2005	(c)
Bennigan's-Winston-Salem, NC		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1982	6/1998	(e)
Bennigan's-Woodridge, IL		(g)	790	(e)			790	(e)	790	(e)	1987	12/1998	(e)
Bill Johnson's Big Apple-Glendale, AZ	(i)		745		1,083		745	1,083	1,828	204	1998	4/1999	(c)
Black Angus-Dublin, CA		(g)	1,023		1,275		1,023	1,275	2,298	266	1999	9/1999	(c)
Black-eyed Pea-Corpus Christi, TX		(g)	826	493			826	493	1,318	14	1992	2/2005	(c)
Black-eyed Pea-Dallas, TX			(e)	(e)			(e)	(e)	(e)	(e)	1994	8/1999	(e)
Black-eyed Pea-Fort Worth, TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1991	3/1997	(e)
Black-eyed Pea-Fort Worth, TX	(i)		679		1,029		679	1,029	1,708	180	1999	11/1999	(c)
Black-eyed Pea-Hillsboro, TX		(g)	405	(e)			405	(e)	405	(e)	1996	10/1997	(e)
Body Beautiful Car Wash-El Cajon, CA			2,188				2,188		2,188	(d)	1965	2/2005	(c)
Boston Market-Atlanta, GA		(g)	774		508		774	508	1,282	148	1997	4/1997	(c)
Boston Market-Cary, NC			533	801			533	801	1,334	113	1995	9/2002	(c)
Boston Market-Chandler, AZ			440	476			440	476	916	68	1995	9/2002	(c)
Boston Market-Columbus, OH		(g)	354	606			354	606	960	159	1997	5/1998	(c)
Boston Market-Downers Grove, IL			200	624			200	624	824	17	1985	2/2005	(c)
Boston Market-Eden Prairie, MN			339	469			339	469	808	13	1996	2/2005	(c)
Boston Market-Fayetteville, NC		(g)	482	360			482	360	842	10	1996	2/2005	(c)
Boston Market-Gambrillis, MD		(g)	668		662		668	662	1,330	186	1997	8/1997	(c)
Boston Market-Glendale, AZ		(g)	567	404			567	404	970	107	1997	4/1998	(c)
Boston Market-Indianapolis, IN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	2/2005	(e)
Boston Market-Indianapolis, IN		(g)	886		649		886	649	1,534	180	1997	9/1997	(c)
Boston Market-Lake Worth, FL			529		900		529	900	1,429	126	1996	9/2002	(c)
Boston Market-Lansing, MI		(g)	516		573		516	573	1,089	157	1997	10/1997	(c)
Boston Market-Latham, NY			210	503			210	503	713	14	1960	2/2005	(c)
Boston Market-Raleigh, NC		(g)	681	378			681	378	1,058	11	1994	2/2005	(c)
Boston Market-Riverdale, MD		(g)	526	504			526	504	1,031	139	1997	10/1997	(c)
Boston Market-Saratoga Springs, NY			191	449			191	449	640	12	1960	2/2005	(c)
Boston Market-Scottsdale, AZ			522	410			522	410	932	59	1995	9/2002	(c)
Boston Market-Waldorf, MD		(g)	652	776			652	776	1,428	220	1997	7/1997	(c)
Boston Market-Warwick, RI		(g)	235	589			235	589	824	156	1994	4/1998	(c)
Brangus Steakhouse-Jasper, AL		(g)	398	526			398	526	924	15	1986	2/2005	(c)
Bruegger's Bagels-Albany, NY			390	762			390	762	1,152	21	1991	2/2005	(c)
Bruegger's Bagels-Albany, NY		(g)	166	203			166	203	369	6	1916	2/2005	(c)
Bruegger's Bagels-Cedar Rapids, IA			94	301			94	301	395	8	1896	2/2005	(c)
Bruegger's Bagels-Chapel Hill, NC			186	311			186	311	497	9	UNKNOWN	2/2005	(c)
Bruegger's Bagels-Durham, NC			208	343			208	343	551	10	1930	2/2005	(c)
Bruegger's Bagels-Iowa City, IA		(g)	117	393			117	393	510	11	1896	2/2005	(c)
Bruegger's Bagels-Iowa City, IA			246	358			246	358	605	10	1921	2/2005	(c)
Bruegger's Bagels-North Syracuse, NY			178	362			178	362	540	10	1959	2/2005	(c)
Bruegger's Bagels-Raleigh, NC		(g)	251	306			251	306	558	9	1997	2/2005	(c)
Bruegger's Bagels-Rochester, NY			347	339			347	339	686	9	1990	2/2005	(c)
Bruegger's Bagels-Saratoga Springs, NY		(g)	212	307			212	307	519	9	1957	2/2005	(c)
Buca di Beppo-Westlake, OH		(g)	1,344				1,344		1,344	(d)	UNKNOWN	2/2005	(c)
Buca di Beppo-Wheeling, IL		(g)	604	834			604	834	1,438	23	1975	2/2005	(c)
Bugaboo Creek Steak House-Philadelphia, PA			834	911			834	911	1,745	10	1995	9/2005	(c)
Burger King-Akron, OH		(g)	486	462			486	462	948	13	1970	2/2005	(c)
Burger King-Albany, NY		(g)	384	790			384	790	1,174	22	UNKNOWN	2/2005	(c)
Burger King-Albany, NY			379	651			379	651	1,030	18	UNKNOWN	2/2005	(c)
Burger King-Allegan, MI			(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Burger King-Alliance, OH		(g)	315	(e)			315	(e)	315	(e)	1994	2/2005	(e)
Burger King-Amsterdam, NY			316	472			316	472	788	5	1966	9/2005	(c)
Burger King-Ardmore, OK		(g)	807	355			807	355	1,162	10	1979	2/2005	(c)
Burger King-Asheville, NC		(g)	705	425			705	425	1,129	12	1986	2/2005	(c)
Burger King-Ashland, OH		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1988	2/2005	(e)
Burger King-Atlanta, GA		(g)	680	420			680	420	1,101	12	1984	2/2005	(c)
Burger King-Bluefield, WV		(g)	380	292			380	292	672	8	1982	2/2005	(c)
Burger King-Blythe, CA			(e)				(e)			(d)	1986	2/2005	(c)
Burger King-Bullhead City, AZ		(g)	432	254			432	254	686	7	1980	2/2005	(c)
Burger King-Burbank, IL		(g)	543		552		543	552	1,096	112	1996	8/1996	(c)
Burger King-Canton, NC		(g)	227	455			227	455	682	13	1990	2/2005	(c)
Burger King-Canton, OH			430	637			430	637	1,066	18	1989	2/2005	(c)
Burger King-Caribou, ME		(g)	771	551			771	551	1,322	15	1978	2/2005	(c)
Burger King-Carrboro, NC		(g)	537	377			537	377	914	11	1983	2/2005	(c)
Burger King-Castle Rock, CO		(g)	1,257	394			1,257	394	1,651	11	1979	2/2005	(c)
Burger King-Central Square, NY		(g)	224	645			224	645	869	18	1992	2/2005	(c)
Burger King-Chadbourn, NC			217		859		217	859	1,076	184	1999	4/1999	(c)
Burger King-Charlottesville, VA			560	348			560	348	908	4	UNKNOWN	9/2005	(c)
Burger King-Chattanooga, TN		(g)	680		527		680	527	1,207	107	1997	5/1997	(c)
Burger King-Chicago Ridge, IL			1,139	611			1,139	611	1,750	17	1996	2/2005	(c)
Burger King-Chicago, IL		(g)	918		713		918	713	1,631	145	1996	2/1997	(c)
Burger King-Chicago, IL		(g)	629	445			629	445	1,074	12	1978	2/2005	(c)
Burger King-Chicago, IL		(g)	601	398			601	398	999	11	1977	2/2005	(c)
Burger King-Chicago, IL		(g)	330	382			330	382	712	11	1995	2/2005	(c)
Burger King-Cincinnati, OH			392	378			392	378	770	11	1988	2/2005	(c)
Burger King-Cincinnati, OH		(g)	645	479			645	479	1,124	13	1978	2/2005	(c)
Burger King-Clearwater, FL			493	357			493	357	850	10	1980	2/2005	(c)
Burger King-Cleburne, TX		(g)	196	382			196	382	578	11	1985	2/2005	(c)
Burger King-Clifton Park, NY		(g)	1,046	461			1,046	461	1,507	13	1989	2/2005	(c)
Burger King-Clinton, NC			350		663		350	663	1,012	55	1999	2/2000	(c)
Burger King-Cohoes, NY		(g)	322	519			322	519	841	14	1989	2/2005	(c)
Burger King-Corvallis, OR		(g)	1,108	410			1,108	410	1,518	11	1977	2/2005	(c)
Burger King-Cut Off, LA			323	1,219			323	1,219	1,542	276	1991	3/1999	(c)
Burger King-Danbury, CT			383	417			383	417	800	12	1983	2/2005	(c)
Burger King-Dayton, OH			738	360			738	360	1,098	10	1987	2/2005	(c)
Burger King-Denver, CO			836	538			836	538	1,375	15	1992	2/2005	(c)
Burger King-Durham, NC		(g)	186	457			186	457	643	13	1990	2/2005	(c)
Burger King-Durham, NC			628	440			628	440	1,068	5	1996	9/2005	(c)
Burger King-East Greenbush, NY			389	342			389	342	731	4	1975	9/2005	(c)
Burger King-Edison, NJ		(g)	574	681			574	681	1,255	16	1985	2/2005	(c)
Burger King-Elko, NV		(g)	595	345			595	345	941	10	1982	2/2005	(c)
Burger King-Fairfield, OH		(g)	406	400			406	400	806	11	1982	2/2005	(c)
Burger King-Farmington, ME		(g)	848	491			848	491	1,339	14	1980	2/2005	(c)
Burger King-Fort Oglethorpe, GA		(g)	829	431			829	431	1,260	12	1979	2/2005	(c)
Burger King-Ft Meyers, FL		(g)	1,227	439			1,227	439	1,665	12	1979	2/2005	(c)
Burger King-Gaffney, SC		(g)	320	395			320	395	715	11	1979	2/2005	(c)
Burger King-Gary, IN			473	785			473	785	1,258	22	1985	2/2005	(c)
Burger King-Glen Falls, NY		(g)	381	611			381	611	992	17	1984	2/2005	(c)
Burger King-Gonzales, LA			219	192			219	192	411	5	1989	2/2005	(c)
Burger King-Greenfield, WI			419	452			419	452	871	13	1983	2/2005	(c)
Burger King-Greenville, NC		(g)	200	346			200	346	546	10	1983	2/2005	(c)
Burger King-Greenville, SC		(g)	398	417			398	417	815	12	1982	2/2005	(c)
Burger King-Hamburg, NY			419	328			419	328	746	4	1981	9/2005	(c)
Burger King-Harrisburg, PA			522	555			522	555	1,076	5	1985	10/2005	(c)
Burger King-Harvey, IL			662	565			662	565	1,227	16	1996	2/2005	(c)
Burger King-Hendersonville, NC		(g)	352	406			352	406	758	11	1986	2/2005	(c)
Burger King-Hendersonville, TN			(e)	(e)			(e)	(e)	(e)	(e)	1974	8/1997	(e)
Burger King-Herkimer, NY			873	279			873	279	1,152	3	1983	9/2005	(c)
Burger King-Highland, IN		(g)	650		600		650	600	1,250	198	1996	8/1996	(c)
Burger King-Holbrook, AZ			231	374			231	374	605	10	1986	2/2005	(c)
Burger King-Hot Springs, AR			180	307			180	307	487	9	UNKNOWN	2/2005	(c)
Burger King-Independence, MO		(g)	164	453			164	453	616	13	1980	2/2005	(c)
Burger King-Irondequoit, NY			639	547			639	547	1,186	15	1986	2/2005	(c)
Burger King-Jackson, MI		(g)	429	489			429	489	918	14	1994	2/2005	(c)
Burger King-Jacksonville, NC		(g)	220	180			220	180	400	5	1982	2/2005	(c)
Burger King-Jefferson City, TN			446	385			446	385	831	11	1988	2/2005	(c)
Burger King-Kansas CIty, MO			245	198			245	198	444	6	1984	2/2005	(c)
Burger King-Kent, OH		(g)	233	690			233	690	923	205	1970	12/1996	(c)
Burger King-Kinston, NC		(g)	329	256			329	256	585	7	1994	2/2005	(c)
Burger King-Lacey, WA			303	754			303	754	1,057	80	1998	1/1999	(c)
Burger King-Lafayette, LA			205	205			205	205	411	6	1989	2/2005	(c)
Burger King-Lake Charles, LA			293	709			293	709	1,002	79	1989	2/2005	(c)
Burger King-Lake Charles, LA			360	1,063			360	1,063	1,423	241	1988	3/1999	(c)
Burger King-Lakeland, FL		(g)	821	479			821	479	1,300	13	1979	2/2005	(c)
Burger King-Largo, FL			776	399			776	399	1,175	11	1984	2/2005	(c)
Burger King-Lawrence, KS			527	530			527	530	1,057	15	1982	2/2005	(c)
Burger King-Madisonville, KY		(g)	558	460			558	460	1,018	13	1980	2/2005	(c)
Burger King-Manahawkin, NJ		(g)	1,795	505			1,795	505	2,299	14	1980	2/2005	(c)
Burger King-Manchester, NH			776	459			776	459	1,235	104	1971	3/1999	(c)
Burger King-Mansfield, OH		(g)	691	512			691	512	1,203	14	1989	2/2005	(c)
Burger King-Maple Heights, OH			694	622			694	622	1,317	17	1980	2/2005	(c)
Burger King-Marietta, GA		(g)	131	394			131	394	525	11	1983	2/2005	(c)
Burger King-Mauldin, SC		(g)	696	355			696	355	1,051	10	1979	2/2005	(c)
Burger King-Maywood, IL			1,002	489			1,002	489	1,491	14	UNKNOWN	2/2005	(c)
Burger King-McDonough, GA			504	493			504	493	997	5	1986	9/2005	(c)
Burger King-Menands, NY		(g)	373	477			373	477	851	13	1979	2/2005	(c)
Burger King-Metairie, LA			251	205			251	205	456	6	1990	2/2005	(c)
Burger King-Montgomery, NY		(g)	985	469			985	469	1,454	13	1981	2/2005	(c)
Burger King-Moundsview, MN			425	478			425	478	903	13	1984	2/2005	(c)
Burger King-Nanticoke, PA		(g)	139	557			139	557	697	15	1977	2/2005	(c)
Burger King-Natchez, MS			273	718			273	718	992	163	1973	3/1999	(c)
Burger King-Natchitoches, LA			244	373			244	373	617	10	1993	2/2005	(c)
Burger King-New Castle, IN			582	300			582	300	882	8	1988	2/2005	(c)
Burger King-New City, NY		(g)	588	505			588	505	1,093	14	1977	2/2005	(c)
Burger King-New Philadelphia, OH		(g)	593	431			593	431	1,023	12	1989	2/2005	(c)
Burger King-Newburgh, NY			665	649			665	649	1,314	5	1974	10/2005	(c)
Burger King-Oak Lawn, IL		(g)	1,211		741		1,211	741	1,953	150	1996	9/1996	(c)
Burger King-Old Forge, PA		(g)	86	498			86	498	584	14	1977	2/2005	(c)
Burger King-Olympia, WA			(f)	712			(f)	712	712	76	1996	1/1999	(c)
Burger King-Opelousas, LA			625	959			625	959	1,584	217	1974	3/1999	(c)
Burger King-Pineville, LA			237	321			237	321	558	9	1990	2/2005	(c)
Burger King-Pontiac, IL			324	400			324	400	724	11	1988	2/2005	(c)
Burger King-Raceland, LA			228	205			228	205	433	6	1988	2/2005	(c)
Burger King-Rockingham, NC		(g)	757	367			757	367	1,124	10	1980	2/2005	(c)
Burger King-Roseburg, OR		(g)	891	408			891	408	1,299	11	1981	2/2005	(c)
Burger King-San Bernardino, CA			(f)	28			(f)	28	28	1	1985	2/2005	(c)
Burger King-Schenectady, NY		(g)	585	586			585	586	1,171	16	1984	2/2005	(c)
Burger King-Shelby, NC		(g)	464	391			464	391	855	11	1985	2/2005	(c)
Burger King-Shelton, WA			424	822			424	822	1,247	187	1995	1/1999	(c)
Burger King-Sierra Vista, AZ			607	(e)			607	(e)	607	(e)	1990	2/2005	(e)
Burger King-South Bend, IN			(e)				(e)			(d)	1983	2/2005	(c)
Burger King-Spanaway, WA			417	762			417	762	1,179	125	1998	2/2001	(c)
Burger King-Statesville, NC		(g)	420	361			420	361	781	10	1982	2/2005	(c)
Burger King-Stockbridge, GA			329	333			329	333	662	4	1986	9/2005	(c)
Burger King-Sulphur Springs, TX		(g)	221	355			221	355	576	10	1984	2/2005	(c)
Burger King-Syracuse, NY		(g)	684	468			684	468	1,152	13	1987	2/2005	(c)
Burger King-Texas City, TX			621	369			621	369	990	10	1978	2/2005	(c)
Burger King-Tucson, AZ		(g)	1,132	381			1,132	381	1,513	11	1980	2/2005	(c)
Burger King-Walled Lake, MI		(g)	988	450			988	450	1,439	13	1982	2/2005	(c)
Burger King-Warren, MI			376	821			376	821	1,197	186	1987	3/1999	(c)
Burger King-Watertown, NY			499	515			499	515	1,015	14	1986	2/2005	(c)
Burger King-Willoughby, OH		(g)	1,023	546			1,023	546	1,569	15	1980	2/2005	(c)
Burger King-Wilmington, NC			349		702		349	702	1,050	151	1999	4/1999	(c)
Burger King-Wilton, NY		(g)	752	560			752	560	1,313	16	1994	2/2005	(c)
Burger King-Yakima, WA		(g)	1,216	474			1,216	474	1,690	13	1979	2/2005	(c)
Burger King-Yelm, WA			425	479			425	479	904	13	1997	2/2005	(c)
Captain D's Seafood-Alexander City, AL			192	282			192	282	474	8	1988	2/2005	(c)
Captain D's Seafood-Alton, IL			244	381			244	381	625	11	1989	2/2005	(c)
Captain D's Seafood-Anniston, AL			266	330			266	330	596	9	1980	2/2005	(c)
Captain D's Seafood-Ashland, KY		(g)	683	467			683	467	1,150	13	1979	2/2005	(c)
Captain D's Seafood-Batesville, MS		(g)	359	341			359	341	699	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Belleville, IL			304	368			304	368	671	10	1988	2/2005	(c)
Captain D's Seafood-Bellevue, TN		(g)	546	313			546	313	859	9	1985	2/2005	(c)
Captain D's Seafood-Birmingham, AL			474	351			474	351	825	10	1975	2/2005	(c)
Captain D's Seafood-Brentwood, TN		(g)	402	334			402	334	736	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Brunswick, GA		(g)	451	394			451	394	845	11	UNKNOWN	2/2005	(c)
Captain D's Seafood-Calhoun, GA		(g)	433	368			433	368	801	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Chattanooga, TN		(g)	321	339			321	339	660	9	1983	2/2005	(c)
Captain D's Seafood-Cincinnati, OH			265	338			265	338	603	9	1987	2/2005	(c)
Captain D's Seafood-Cincinnati, OH			213	367			213	367	580	10	1988	2/2005	(c)
Captain D's Seafood-Columbia, MO		(g)	190	375			190	375	565	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Columbia, SC		(g)	449	296			449	296	745	8	1977	2/2005	(c)
Captain D's Seafood-Columbus, GA		(g)	430	313			430	313	743	9	1989	2/2005	(c)
Captain D's Seafood-Conyers, GA		(g)	397	332			397	332	730	9	1988	2/2005	(c)
Captain D's Seafood-Covington, GA		(g)	353	353			353	353	706	10	1995	2/2005	(c)
Captain D's Seafood-Cullman, AL			616	517			616	517	1,133	14	UNKNOWN	2/2005	(c)
Captain D's Seafood-Dallas, GA		(g)	537	344			537	344	881	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Dallas, TX		(g)	97	287			97	287	384	8	1979	2/2005	(c)
Captain D's Seafood-Decatur, AL			634	376			634	376	1,011	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Decatur, GA			152	310			152	310	462	9	1990	2/2005	(c)
Captain D's Seafood-Decatur, GA			307	334			307	334	641	9	1990	2/2005	(c)
Captain D's Seafood-Decatur, GA			430	378			430	378	808	10	1993	2/2005	(c)
Captain D's Seafood-Douglas, GA			295	373			295	373	668	10	1979	2/2005	(c)
Captain D's Seafood-Douglasville, GA			359	353			359	353	711	10	1998	2/2005	(c)
Captain D's Seafood-Duncanville, TX			67	297			67	297	363	8	1982	2/2005	(c)
Captain D's Seafood-Fayetteville, GA			561	397			561	397	958	11	1984	2/2005	(c)
Captain D's Seafood-Festus, MO		(g)	376	431			376	431	808	12	UNKNOWN	2/2005	(c)
Captain D's Seafood-Florence, KY			481	353			481	353	834	10	1981	2/2005	(c)
Captain D's Seafood-Forest Park, GA			421	344			421	344	765	10	1980	2/2005	(c)
Captain D's Seafood-Forestdale, AL		(g)	517	329			517	329	846	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Ft Worth, TX			96	321			96	321	418	9	1982	2/2005	(c)
Captain D's Seafood-Gallipolis, OH			487	408			487	408	895	11	UNKNOWN	2/2005	(c)
Captain D's Seafood-Goldsboro, NC		(g)	201	366			201	366	567	10	1986	2/2005	(c)
Captain D's Seafood-Grand Prairie, TX		(g)	87	320			87	320	407	9	1987	2/2005	(c)
Captain D's Seafood-Hueytown, AL			366	328			366	328	694	9	1979	2/2005	(c)
Captain D's Seafood-Huntington, WV		(g)	513	382			513	382	895	11	1979	2/2005	(c)
Captain D's Seafood-Huntington, WV			406	413			406	413	818	11	1973	2/2005	(c)
Captain D's Seafood-Hurricane, WV		(g)	506	361			506	361	867	10	1981	2/2005	(c)
Captain D's Seafood-Jackson, MS		(g)	278	324			278	324	602	9	1981	2/2005	(c)
Captain D's Seafood-Jacksonville, FL		(g)	443	322			443	322	765	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Jacksonville, FL		(g)	591	307			591	307	898	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Jacksonville, FL		(g)	322	330			322	330	652	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Jacksonville, NC		(g)	226	350			226	350	576	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Jefferson City, MO		(g)	268	354			268	354	622	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Jeffersonville, IN			369	386			369	386	756	11	1977	2/2005	(c)
Captain D's Seafood-Kennesaw, GA		(g)	523	285			523	285	808	8	1976	2/2005	(c)
Captain D's Seafood-Knoxville, TN		(g)	166	343			166	343	509	10	1990	2/2005	(c)
Captain D's Seafood-Knoxville, TN		(g)	368	329			368	329	697	9	1981	2/2005	(c)
Captain D's Seafood-Knoxville, TN		(g)	343	354			343	354	697	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Lagrange, GA		(g)	411	335			411	335	746	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Lawrenceville, GA			373	396			373	396	769	11	1987	2/2005	(c)
Captain D's Seafood-Lebanon, TN		(g)	577	331			577	331	908	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Lithonia, GA		(g)	358	354			358	354	712	10	1988	2/2005	(c)
Captain D's Seafood-Little Rock, AR		(g)	129	335			129	335	464	9	1980	2/2005	(c)
Captain D's Seafood-Louisville, KY		(g)	347	341			347	341	688	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Mableton, GA		(g)	273	292			273	292	565	8	UNKNOWN	2/2005	(c)
Captain D's Seafood-Madison, TN		(g)	364	305			364	305	669	8	1988	2/2005	(c)
Captain D's Seafood-Madisonville, KY			560	375			560	375	935	10	1976	2/2005	(c)
Captain D's Seafood-Marietta, GA			486	340			486	340	825	9	1988	2/2005	(c)
Captain D's Seafood-Marietta, OH			231	339			231	339	570	9	1979	2/2005	(c)
Captain D's Seafood-Monroe, GA			228	345			228	345	572	10	2000	2/2005	(c)
Captain D's Seafood-Montgomery, AL		(g)	335	335			335	335	670	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Mount Juleit, TN			320	420			320	420	740	12	1997	2/2005	(c)
Captain D's Seafood-Nashville, TN		(g)	377	445			377	445	822	12	1996	2/2005	(c)
Captain D's Seafood-New Albany, MS		(g)	238	339			238	339	577	9	1993	2/2005	(c)
Captain D's Seafood-North Charleston, SC		(g)	354	305			354	305	660	8	UNKNOWN	2/2005	(c)
Captain D's Seafood-North Little Rock, AR		(g)	165	360			165	360	524	10	1978	2/2005	(c)
Captain D's Seafood-Oneonta, AL		(g)	443	324			443	324	767	9	1986	2/2005	(c)
Captain D's Seafood-Owensboro, KY		(g)	284	353			284	353	637	10	1980	2/2005	(c)
Captain D's Seafood-Parkersburg, WV		(g)	207	329			207	329	536	9	1976	2/2005	(c)
Captain D's Seafood-Parkersburg, WV		(g)	258	385			258	385	644	11	1982	2/2005	(c)
Captain D's Seafood-Phenix City, AL		(g)	507	274			507	274	781	8	UNKNOWN	2/2005	(c)
Captain D's Seafood-Prattville, AL		(g)	665	373			665	373	1,037	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Riverdale, GA			448	341			448	341	789	9	1986	2/2005	(c)
Captain D's Seafood-Salisbury, NC		(g)	297	442			297	442	738	12	UNKNOWN	2/2005	(c)
Captain D's Seafood-Sanford, FL		(g)	452	337			452	337	789	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Shelbyville, TN		(g)	479	307			479	307	787	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Smyrna, GA		(g)	326	347			326	347	673	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Smyrna, TN		(g)	455	316			455	316	771	9	UNKNOWN	2/2005	(c)
Captain D's Seafood-Snellville, GA			531	371			531	371	902	10	1981	2/2005	(c)
Captain D's Seafood-Springfield, MO		(g)	297	548			297	548	845	15	UNKNOWN	2/2005	(c)
Captain D's Seafood-St Albans, WV			400	354			400	354	754	10	1975	2/2005	(c)
Captain D's Seafood-Starke, FL		(g)	328	385			328	385	713	11	UNKNOWN	2/2005	(c)
Captain D's Seafood-Statesboro, GA		(g)	371	325			371	325	696	9	1974	2/2005	(c)
Captain D's Seafood-Stockbridge, GA		(g)	209	327			209	327	536	9	1990	2/2005	(c)
Captain D's Seafood-Summerville, SC		(g)	397	301			397	301	699	8	UNKNOWN	2/2005	(c)
Captain D's Seafood-Thomaston, GA		(g)	470	358			470	358	828	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Troy, AL			479	370			479	370	849	10	1985	2/2005	(c)
Captain D's Seafood-Trussville, AL			444	417			444	417	861	12	UNKNOWN	2/2005	(c)
Captain D's Seafood-Tucker, GA			392	382			392	382	774	11	1992	2/2005	(c)
Captain D's Seafood-Tullahoma, TN		(g)	467	434			467	434	901	12	UNKNOWN	2/2005	(c)
Captain D's Seafood-Tupelo, MS		(g)	371	573			371	573	944	16	2000	2/2005	(c)
Captain D's Seafood-Union City, GA			379	327			379	327	706	9	1987	2/2005	(c)
Captain D's Seafood-Valdosta, GA			375	327			375	327	701	9	1980	2/2005	(c)
Captain D's Seafood-Vicksburg, MS			447	292			447	292	739	8	1986	2/2005	(c)
Captain D's Seafood-Wetumpka, AL			552	413			552	413	965	11	1986	2/2005	(c)
Captain D's Seafood-Winter Garden, FL		(g)	649	351			649	351	1,001	10	UNKNOWN	2/2005	(c)
Captain D's Seafood-Zanesville, OH			(e)	(e)			(e)	(e)	(e)	(e)	1988	2/2005	(e)
Caribou Coffee-Gross Pt Woods, MI		(g)	572	280			572	280	851	8	1982	2/2005	(c)
Carlos OKellys-Bloomington, IL		(g)	1,042	723			1,042	723	1,765	20	1990	2/2005	(c)
Carlos OKellys-Mason City, IA		(g)	458	815			458	815	1,273	23	1955	2/2005	(c)
Carlos OKellys-Springfield, MO		(g)	1,092	1,034			1,092	1,034	2,126	29	1997	2/2005	(c)
Casa Del Rio-Wadsworth, OH			328	(e)			328	(e)	328	(e)	1992	11/1992	(e)
Casey's Grill-Winter Springs, FL			421	423			421	423	844	167	1987	2/2005	(c)
Cashland-Celina, OH			157	347			157	347	504	10	1995	2/2005	(c)
Castle Dental-Murfreesboro, TN			528	388			528	388	916	11	1996	2/2005	(c)
Casualty-New Orleans, LA			311	533			311	533	843	104	1992	5/1999	(c)
Casualty-New Orleans, LA			206	564			206	564	770	111	1995	5/1999	(c)
Casualty-New Orleans, LA			315	542			315	542	857	106	1991	5/1999	(c)
Century Motors-Honolulu, HI			1,729	303			1,729	303	2,032	8	1962	2/2005	(c)
Charleston's-Carmel, IN		(g)	1,137	750			1,137	750	1,887	21	1999	2/2005	(c)
Charleston's-Chandler, AZ		(g)	1,203	823			1,203	823	2,026	23	1998	2/2005	(c)
Charleston's-Indianapolis, IN		(g)	1,001	833			1,001	833	1,834	23	1987	2/2005	(c)
Charleston's-Norman, OK		(g)	495	802			495	802	1,297	22	1994	2/2005	(c)
Charleston's-Tulsa, OK		(g)	543	622			543	622	1,165	17	1997	2/2005	(c)
Check City-Taylorsville, UT		(g)	890		487		890	487	1,377	139	1997	6/1997	(c)
Checkers-Boca Raton, FL			1,082				1,082		1,082	(d)	1994	2/2005	(c)
Checkers-Boynton Beach, FL			893				893		893	(d)	1994	2/2005	(c)
Checkers-Bradenton, FL			355				355		355	(d)	1995	2/2005	(c)
Checkers-Chamblee, GA			560				560		560	(d)	1994	2/2005	(c)
Checkers-Clearwater, FL			443				443		443	(d)	1990	2/2005	(c)
Checkers-Coral Springs, FL			832				832		832	(d)	1995	2/2005	(c)
Checkers-Delray Beach, FL			424				424		424	(d)	1993	2/2005	(c)
Checkers-Englewood, FL			634				634		634	(d)	1993	2/2005	(c)
Checkers-Fayetteville, GA		(g)	458				458		458	(d)	1992	2/2005	(c)
Checkers-Foley, AL		(g)	302				302		302	(d)	1994	2/2005	(c)
Checkers-Hudson, FL			313				313		313	(d)	1992	2/2005	(c)
Checkers-Huntsville, AL		(g)	489				489		489	(d)	1993	2/2005	(c)
Checkers-Indianapolis, IN			634				634		634	(d)	2004	5/2005	(c)
Checkers-Lake Mary, FL			863				863		863	(d)	1994	2/2005	(c)
Checkers-Lake Worth, FL			817				817		817	(d)	1994	2/2005	(c)
Checkers-Lakeland, FL			630				630		630	(d)	1995	2/2005	(c)
Checkers-Largo, FL			841				841		841	(d)	1994	2/2005	(c)
Checkers-Marietta, GA			487				487		487	(d)	1993	2/2005	(c)
Checkers-Miami, FL			279				279		279	(d)	1994	2/2005	(c)
Checkers-Ocala, FL			505				505		505	(d)	1994	2/2005	(c)
Checkers-Orlando, FL			826				826		826	(d)	1994	2/2005	(c)
Checkers-Orlando, FL			954				954		954	(d)	1994	2/2005	(c)
Checkers-Orlando, FL			932				932		932	(d)	1995	2/2005	(c)
Checkers-Pensacola, FL			523				523		523	(d)	1994	2/2005	(c)
Checkers-Pensacola, FL			602				602		602	(d)	1994	2/2005	(c)
Checkers-Philadelphia, PA		(g)	568				568		568	(d)	1994	2/2005	(c)
Checkers-Pompano Beach, FL			535				535		535	(d)	1994	2/2005	(c)
Checkers-Port Richey, FL			702				702		702	(d)	1994	2/2005	(c)
Checkers-Ruskin, FL			574				574		574	(d)	1993	2/2005	(c)
Checkers-Seminole, FL			1,388				1,388		1,388	(d)	1994	2/2005	(c)
Checkers-St. Petersburg, FL			502				502		502	(d)	1995	2/2005	(c)
Checkers-St. Petersburg, FL			816				816		816	(d)	1994	2/2005	(c)
Checkers-Tampa, FL			606				606		606	(d)	1992	2/2005	(c)
Checkers-Tampa, FL			534				534		534	(d)	1994	2/2005	(c)
Checkers-Tampa, FL			371				371		371	(d)	1991	2/2005	(c)
Checkers-Tampa, FL			357				357		357	(d)	1992	2/2005	(c)
Checkers-Venice, FL			665				665		665	(d)	1994	2/2005	(c)
Checkers-Winter Garden, FL			698				698		698	(d)	1994	2/2005	(c)
Checkers-Winter Springs, FL			592				592		592	(d)	1994	2/2005	(c)
Chevron-Bellflower, CA			814	417			814	417	1,231	12	1990	2/2005	(c)
Chevron-Hesperia, CA			641	571			641	571	1,213	16	1999	2/2005	(c)
Chevron-San Dimas, CA			1,696	623			1,696	623	2,319	17	1990	2/2005	(c)
Chevys-Annapolis, MD			1,372	(e)			1,372	(e)	1,372	(e)	1999	12/1999	(e)
Chevys-Bloomington, MN		(g)	869	1,310			869	1,310	2,179	293	1999	4/1999	(c)
Chevys-Clearwater, FL	(i)	(g)	984	1,104			984	1,104	2,088	244	1999	4/1999	(c)
Chevys-Greenbelt, MD		(g)	945	1,475			945	1,475	2,421	397	1994	12/1997	(c)
Chevys-Jacksonville, FL	(i)	(g)	1,725	1,574			1,725	1,574	3,300	247	1999	4/1999	(c)
Chevys-Kissimmee, FL		(g)	571	1,536			571	1,536	2,107	344	1999	4/1999	(c)
Chevys-Lake Mary, FL	(i)	(g)	88	2,019			88	2,019	2,107	436	1999	4/1999	(c)
Chevys-Lake Oswego, OR		(g)	963	1,506			963	1,506	2,469	405	1995	12/1997	(c)
Chevys-Mesa, AZ			1,338	859			1,338	859	2,197	24	1994	2/2005	(c)
Chevys-Miami, FL			1,360	751			1,360	751	2,110	21	1995	2/2005	(c)
Chevys-Naperville, IL		(g)	961	1,366			961	1,366	2,326	349	1990	5/1998	(c)
Chevys-Vancouver, WA			1,283	793			1,283	793	2,076	22	1994	2/2005	(c)
Chick-Fil-A-Arlington, TX			378				378		378	(d)	2001	2/2005	(c)
Chick-Fil-A-Rockwall, TX		(g)	528		340		528	340	868	107	1996	10/1996	(c)
Chilis-Amarillo, TX			508	633			508	633	1,140	18	1984	2/2005	(c)
Chilis-Boise, ID		(g)	877	677			877	677	1,554	19	1992	2/2005	(c)
Chilis-Cheyenne, WY		(g)	756	404			756	404	1,161	11	1994	2/2005	(c)
Chilis-Denton, TX		(g)	494	577			494	577	1,071	16	1986	2/2005	(c)
Chilis-Fayetteville, AR		(g)	715	707			715	707	1,422	20	1991	2/2005	(c)
Chilis-Las Cruces, NM		(g)	733	627			733	627	1,360	17	1990	2/2005	(c)
Chilis-Omaha, NE		(g)	676	656			676	656	1,332	18	1992	2/2005	(c)
Chilis-Riverdale, UT		(g)	863	690			863	690	1,553	19	1993	2/2005	(c)
Chipotle Mexican Grill-Upland, CA		(g)	788		209		788	209	998	66	1996	7/1996	(c)
Chipper's Grill-Streator, IL		(g)	276	834			276	834	1,111	23	1988	2/2005	(c)
Church's-Gainesville, FL			201	203			201	203	404	6	1990	2/2005	(c)
Church's-Riverdale, GA		(g)	207	373			207	373	580	10	1983	2/2005	(c)
Church's-Wilmington, NC		(g)	117	223			117	223	340	6	1980	2/2005	(c)
Citgo-Baltimore, MD		(g)	(e)				(e)				1998	2/2005	(c)
Citgo-Ellicott City, MD		(g)	(e)				(e)				1998	2/2005	(c)
Citgo-Fairview Heights, IL			103	247			103	247	350	7	1973	2/2005	(c)
City Buffet-Alexander City, AL			323	527			323	527	850	15	1988	2/2005	(c)
Clay Pit-Addison, TX	(i)		(e)	(e)			(e)	(e)	(e)	(e)	1991	10/1997	(e)
Crabhouse-Jupiter, FL		(g)	4,073	2,174			4,073	2,174	6,247	60	1995	2/2005	(c)
Crescent Car Wash-La Palma, CA			700	350			700	350	1,050	10	1995	2/2005	(c)
Culpepper Restaurant-Bridgeton, MO	(i)		(f)	596			(f)	596	596	88	1989	3/1999	(c)
CVS Pharmacy-Altamonte Springs, FL			2,700	2,205			2,700	2,205	4,905	43	2004	4/1999	(c)
Dairy Queen-Alto, TX		(g)	102	253			102	253	355	7	1972	2/2005	(c)
Dairy Queen-Ballinger, TX			117	295			117	295	413	8	1988	2/2005	(c)
Dairy Queen-Buna, TX			87	270			87	270	357	7	1976	2/2005	(c)
Dairy Queen-Carthage, TX			90	282			90	282	372	8	1975	2/2005	(c)
Dairy Queen-Cleveland, TX			93	333			93	333	426	9	1974	2/2005	(c)
Dairy Queen-Dayton, TX			96	253			96	253	349	7	1969	2/2005	(c)
Dairy Queen-Diboll, TX			94	256			94	256	349	7	1990	2/2005	(c)
Dairy Queen-Hemphill, TX			105	292			105	292	397	8	1976	2/2005	(c)
Dairy Queen-Huffman, TX			97	259			97	259	356	7	1991	2/2005	(c)
Dairy Queen-Huntington, TX		(g)	97	273			97	273	370	8	1980	2/2005	(c)
Dairy Queen-Huntsville, TX		(g)	97	274			97	274	371	8	1985	2/2005	(c)
Dairy Queen-Jasper, TX			89	247			89	247	336	7	1992	2/2005	(c)
Dairy Queen-Kountze, TX		(g)	92	219			92	219	311	6	1995	2/2005	(c)
Dairy Queen-Lubbock, TX		(g)	188	368			188	368	557	10	1989	2/2005	(c)
Dairy Queen-Lufkin, TX			99	293			99	293	393	8	1987	2/2005	(c)
Dairy Queen-Lufkin, TX			90	266			90	266	357	7	1989	2/2005	(c)
Dairy Queen-Pineland, TX		(g)	95	264			95	264	358	7	1989	2/2005	(c)
Dairy Queen-Rusk, TX			207	260			207	260	467	7	1989	2/2005	(c)
Dairy Queen-San Augustine, TX		(g)	98	260			98	260	358	7	1988	2/2005	(c)
Dairy Queen-Silsbee, TX		(g)	94	257			94	257	351	7	1988	2/2005	(c)
Dairy Queen-Sour Lake, TX		(g)	95	266			95	266	361	7	1978	2/2005	(c)
Dairy Queen-Waskom, TX		(g)	110	331			110	331	441	9	1990	2/2005	(c)
Dairy Queen-Wells, TX		(g)	109	261			109	261	370	7	1992	2/2005	(c)
Dairy Queen-Woodville, TX			99	393			99	393	492	11	1991	2/2005	(c)
DC Sports Bar & Steakhouse Restaurant-Eunice, LA		(g)	301	518			301	518	819	15	1987	2/2005	(c)
Del Taco-Mesa, AZ			567	(e)			567	(e)	567	(e)	1997	2/2005	(e)
Del Taco-Mesa, AZ		(g)	642		582		642	582	1,224	120	1999	10/1999	(c)
Denny's-Akron, OH		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1992	3/1999	(e)
Denny's-Amherst, OH		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1987	2/2005	(e)
Denny's-Avon, CO			2,327	760			2,327	760	3,087	21	1993	2/2005	(c)
Denny's-Batavia, NY			395	439			395	439	835	5	1974	9/2005	(c)
Denny's-Black Mountain, NC		(g)	465	(e)			465	(e)	465	(e)	1992	2/2005	(e)
Denny's-Branson, MO		(g)	2,025	756			2,025	756	2,781	21	1995	2/2005	(c)
Denny's-Chickasha, OK		(g)	112	411			112	411	522	11	2001	2/2005	(c)
Denny's-Columbia, SC		(g)	792	366			792	366	1,158	10	1998	2/2005	(c)
Denny's-Duncan, SC		(g)	220	(e)			220	(e)	220	(e)	1992	3/1999	(e)
Denny's-Dundee, MI			593	443			593	443	1,036	12	1988	2/2005	(c)
Denny's-Fremont, OH		(g)	247	434			247	434	681	12	1992	2/2005	(c)
Denny's-Glendale, AZ			267	495			267	495	761	14	1986	2/2005	(c)
Denny's-Greensboro, NC		(g)	361	572			361	572	933	130	1992	3/1999	(c)
Denny's-Greenville, SC		(g)	458	455			458	455	912	103	1985	3/1999	(c)
Denny's-Henrietta, NY			205	244			205	244	449	3	1987	9/2005	(c)
Denny's-Houston, TX		(g)	393	665			393	665	1,058	151	1985	3/1999	(c)
Denny's-Idaho Falls, ID			784	553			784	553	1,337	16	1995	2/2005	(c)
Denny's-Kansas City, MO		(g)	401	901			401	901	1,302	185	1997	6/1999	(c)
Denny's-Kent, OH			(e)	(e)			(e)	(e)	(e)	(e)	1987	2/2005	(e)
Denny's-Lakewood, NY			243	286			243	286	528	3	1970	9/2005	(c)
Denny's-Landrum, SC		(g)	155	(e)			155	(e)	155	(e)	1992	3/1999	(e)
Denny's-Lee's Summit, MO	(i)		540	670			540	670	1,210	125	1979	5/1999	(c)
Denny's-Marion, OH			279	350			279	350	629	10	1989	2/2005	(c)
Denny's-Melbourne, FL			569	417			569	417	986	12	1998	2/2005	(c)
Denny's-Merriam, KS	(i)	(g)	645	992			645	992	1,637	200	1981	5/1999	(c)
Denny's-Mesa, AZ			788	577			788	577	1,365	16	1994	2/2005	(c)
Denny's-Mesa, AZ			152	505			152	505	656	14	1986	2/2005	(c)
Denny's-Moab, UT		(g)	679	548			679	548	1,228	15	1995	2/2005	(c)
Denny's-Mooresville, NC		(g)	307	(e)			307	(e)	307	(e)	1992	3/1999	(e)
Denny's-N. Kansas City, MO	(i)	(g)	450	761			450	761	1,211	149	1979	5/1999	(c)
Denny's-New Castle, IN			316	431			316	431	747	12	1973	2/2005	(c)
Denny's-Ocean Springs, MS		(g)	473	(e)			473	(e)	473	(e)	1992	2/2005	(e)
Denny's-Ontario, OR		(g)	241	716			241	716	957	20	1978	1/2002	(c)
Denny's-Orlando, FL			520	(e)			520	(e)	520	(e)	1992	2/2005	(e)
Denny's-Pasadena, TX		(g)	467	506			467	506	973	174	1981	9/1995	(c)
Denny's-Peoria, AZ			225	482			225	482	707	13	1989	2/2005	(c)
Denny's-Phoenix, AZ			644	559			644	559	1,202	16	1992	2/2005	(c)
Denny's-Salem, OH			202	(e)			202	(e)	202	(e)	1991	2/2005	(e)
Denny's-Scottsdale, AZ			180	473			180	473	653	13	1985	2/2005	(c)
Denny's-Sedalia, MO	(i)	(g)	319		1,013		319	1,013	1,332	205	1999	5/1999	(c)
Denny's-Spartanburg, SC			448	(e)			448	(e)	448	(e)	1992	2/2005	(e)
Denny's-St. Ann, MO			503	547			503	547	1,050	15	1993	2/2005	(c)
Denny's-Tempe, AZ			1,052	942			1,052	942	1,995	26	1982	2/2005	(c)
Denny's-Tempe, AZ			1,394	628			1,394	628	2,022	18	1994	2/2005	(c)
Denny's-Temple, TX		(g)	395	271			395	271	666	8	1975	2/2005	(c)
Denny's-Topeka, KS		(g)	415	(e)			415	(e)	415	(e)	1989	3/1999	(e)
Denny's-Winter Springs, FL		(g)	555	(e)			555	(e)	555	(e)	1994	3/1999	(e)
Dunkin Donuts / Baskin Robins-Dearborn Heights, MI		(g)	627	486			627	486	1,113	14	1998	2/2005	(c)
Einstein Bros. Bagels-Dearborn, MI		(g)	465	178			465	178	643	50	1997	7/1997	(c)
Einstein Bros. Bagels-Springfield, VA		(g)	634				634		634	(d)	1997	7/1997	(c)
El Chico-Arlington, TX		(g)	652	592			652	592	1,244	16	1977	2/2005	(c)
El Chico-Carrollton, TX		(g)	504	620			504	620	1,125	17	1970	2/2005	(c)
El Chico-De Soto, TX		(g)	605	755			605	755	1,359	21	1985	2/2005	(c)
El Chico-Garland, TX		(g)	621	744			621	744	1,365	21	1977	2/2005	(c)
El Chico-Johnson City, TN		(g)	512	651			512	651	1,163	18	1984	2/2005	(c)
El Chico-Killeen, TX		(g)	394	569			394	569	962	16	1993	2/2005	(c)
El Chico-Lewisville, TX		(g)	502	625			502	625	1,127	17	1982	2/2005	(c)
El Chico-Lexington, KY		(g)	710	717			710	717	1,427	20	1997	2/2005	(c)
El Chico-Little Rock, AR		(g)	450	651			450	651	1,101	18	1972	2/2005	(c)
El Chico-Lufkin, TX		(g)	390	914			390	914	1,304	25	1970	2/2005	(c)
El Chico-Mobile, AL		(g)	385	557			385	557	942	15	1978	2/2005	(c)
El Chico-Muskogee, OK		(g)	409	650			409	650	1,059	18	1984	2/2005	(c)
El Chico-Oklahoma City, OK		(g)	658	787			658	787	1,445	22	1981	2/2005	(c)
El Chico-Paducah, KY		(g)	652	801			652	801	1,453	22	1984	2/2005	(c)
El Chico-Sherman, TX		(g)	593	622			593	622	1,215	17	1970	2/2005	(c)
El Chico-Shreveport, LA		(g)	194	755			194	755	949	21	1964	2/2005	(c)
El Chico-Texarkana, AR		(g)	475	601			475	601	1,076	17	1970	2/2005	(c)
El Chico-Tulsa, OK		(g)	531	731			531	731	1,262	20	1976	2/2005	(c)
El Chico-Tulsa, OK		(g)	576	673			576	673	1,249	19	1972	2/2005	(c)
El Chico-Wichita Falls, TX		(g)	395	735			395	735	1,129	20	1976	2/2005	(c)
EL Ranchito Restaurant-Albemarle, NC			334	332			334	332	666	9	1994	2/2005	(c)
Famous Dave's-Snellville, GA			885	844			885	844	1,730	23	1997	2/2005	(c)
Fat Mo's Burgers-Chattanooga, TN			138	138			138	138	276	4	1985	2/2005	(c)
Fazoli's-Carmel, IN			164	516			164	516	680	14	1989	2/2005	(c)
Fazoli's-Des Moines, IA			89	465			89	465	554	13	1973	2/2005	(c)
Fazoli's-Southaven, MS		(g)	485		587		485	587	1,072	80	1999	2/1999	(c)
Fedex Kinko's-Homewood, AL			745	385			745	385	1,130	11	1997	2/2005	(c)
Fina-Arlington, TX			(e)				(e)			(d)	1991	2/2005	(c)
Fina-Arlington, TX			190	428			190	428	618	12	1990	2/2005	(c)
Fina-Bedford, TX			570	380			570	380	950	11	1986	2/2005	(c)
Fina-Midlothian, TX			48	142			48	142	190	4	UNKNOWN	2/2005	(c)
Fina-N Richland Hills, TX			156	366			156	366	522	10	UNKNOWN	2/2005	(c)
Flat Rock Grille-Hoover, AL			1,205	660			1,205	660	1,865	19	2004	2/2005	(c)
Gant Oil-Asheboro, NC		(g)	323	403			323	403	726	11	1987	2/2005	(c)
Gant Oil-Kernersville, NC			241	744			241	744	985	21	1995	2/2005	(c)
Gant Oil-Kernersville, NC			292	362			292	362	654	10	1987	2/2005	(c)
Gant Oil-Kernersville, NC			313	437			313	437	750	12	1984	2/2005	(c)
Gant Oil-Lexington, NC		(g)	333	362			333	362	695	10	1976	2/2005	(c)
Gant Oil-Madison, NC			216	207			216	207	423	6	1964	2/2005	(c)
Gant Oil-Morehead City, NC			126	307			126	307	433	9	1972	2/2005	(c)
Gant Oil-Mount Airy, NC			240	642			240	642	882	18	1992	2/2005	(c)
Gant Oil-New Bern, NC			185	555			185	555	740	15	1996	2/2005	(c)
Gant Oil-Taylorsville, NC		(g)	203	371			203	371	574	10	1990	2/2005	(c)
Gant Oil-Walkertown, NC			428	280			428	280	709	8	1986	2/2005	(c)
Gant Oil-Walnut Cove, NC		(g)	289	672			289	672	961	19	1998	2/2005	(c)
Gant Oil-Winston Salem, NC			240	263			240	263	503	7	1979	2/2005	(c)
Gant Oil-Winston Salem, NC			226	160			226	160	387	4	1962	2/2005	(c)
Gant Oil-Winston Salem, NC		(g)	206	371			206	371	577	10	1988	2/2005	(c)
Golden Corral-Aberdeen, NC		(g)	566	957			566	957	1,523	27	1994	2/2005	(c)
Golden Corral-Albany, GA		(g)	681	993			681	993	1,674	28	1998	2/2005	(c)
Golden Corral-Albuquerque, NM			(e)				(e)			(d)	1989	2/2005	(c)
Golden Corral-Amarillo, TX			1,241	975			1,241	975	2,216	27	1989	2/2005	(c)
Golden Corral-Arlington, TX			910	1,039			910	1,039	1,949	29	1992	2/2005	(c)
Golden Corral-Augusta, GA			1,110	1,001			1,110	1,001	2,112	28	1994	2/2005	(c)
Golden Corral-Austin, TX			1,273	994			1,273	994	2,268	28	1992	2/2005	(c)
Golden Corral-Austin, TX			840	1,177			840	1,177	2,017	33	1992	2/2005	(c)
Golden Corral-Baytown, TX			694	749			694	749	1,443	21	1995	2/2005	(c)
Golden Corral-Beaumont, TX			758	959			758	959	1,717	27	1990	2/2005	(c)
Golden Corral-Bellevue, NE		(g)	441		1,039		441	1,039	1,480	233	1999	4/1999	(c)
Golden Corral-Blue Springs, MO		(g)	846	1,317			846	1,317	2,163	37	2000	2/2005	(c)
Golden Corral-Bristol, VA		(g)	886	1,114			886	1,114	2,000	31	2000	2/2005	(c)
Golden Corral-Brownsville, TX			779	863			779	863	1,642	24	1990	2/2005	(c)
Golden Corral-Brunswick, GA		(g)	457		1,171		457	1,171	1,627	284	1998	9/1998	(c)
Golden Corral-Burlington, NC		(g)	1,365	1,061			1,365	1,061	2,426	30	1993	2/2005	(c)
Golden Corral-Carlsbad, NM			384		644		384	644	1,028	222	1995	9/1995	(c)
Golden Corral-Cleburne, TX			359		654		359	654	1,013	223	1995	10/1995	(c)
Golden Corral-Clinton, NC		(g)	186	695			186	695	881	20	1996	2/2005	(c)
Golden Corral-Clovis, NM		(g)	409	806			409	806	1,214	200	1997	7/1998	(c)
Golden Corral-College Station, TX			782	848			782	848	1,630	24	1990	2/2005	(c)
Golden Corral-Columbia, MO		(g)	848		1,009		848	1,009	1,857	235	1999	1/1999	(c)
Golden Corral-Columbus, OH		(g)	1,031		1,093		1,031	1,093	2,124	370	1995	11/1995	(c)
Golden Corral-Cookeville, TN		(g)	806		1,087		806	1,087	1,893	233	1999	7/1999	(c)
Golden Corral-Corpus Christi, TX			577		935		577	935	1,511	260	1997	9/1997	(c)
Golden Corral-Council Bluffs, IA		(g)	546		993		546	993	1,539	246	1998	8/1998	(c)
Golden Corral-Dallas, TX			824	1,009			824	1,009	1,833	28	1991	2/2005	(c)
Golden Corral-Davenport, IA		(g)	601	1,344			601	1,344	1,945	301	1998	4/1999	(c)
Golden Corral-Dover, DE			1,043		978		1,043	978	2,021	329	1995	12/1995	(c)
Golden Corral-Dubuque, IA			564		1,056		564	1,056	1,621	261	1998	8/1998	(c)
Golden Corral-Duncan, OK		(g)	161		1,029		161	1,029	1,190	277	1997	11/1997	(c)
Golden Corral-El Paso, TX			960	978			960	978	1,938	27	1990	2/2005	(c)
Golden Corral-El Paso, TX			1,174	988			1,174	988	2,161	28	1990	2/2005	(c)
Golden Corral-Elizabethtown, KY		(g)	656	1,025			656	1,025	1,680	29	1997	2/2005	(c)
Golden Corral-Evansville, IN		(g)	601		1,195		601	1,195	1,796	246	1999	7/1999	(c)
Golden Corral-Evansville, IN		(g)	588		1,393		588	1,393	1,981	287	1999	12/1999	(c)
Golden Corral-Farmington, NM		(g)	673	1,044			673	1,044	1,717	29	1996	2/2005	(c)
Golden Corral-Flowood, MS		(g)	596		1,094		596	1,094	1,690	219	1999	12/1999	(c)
Golden Corral-Fort Dodge, IA			321		1,156		321	1,156	1,477	268	1999	1/1999	(c)
Golden Corral-Fort Walton Beach, FL			591		1,176		591	1,176	1,767	314	1997	1/1998	(c)
Golden Corral-Fort Wayne, IN		(g)	744		1,276		744	1,276	2,020	260	1999	12/1999	(c)
Golden Corral-Fort Worth, TX			640	898			640	898	1,538	312	1995	8/1995	(c)
Golden Corral-Franklin, IN		(g)	224	597			224	597	821	5	1988	2/2005	(c)
Golden Corral-Fremont, NE			240	843			240	843	1,082	24	1998	2/2005	(c)
Golden Corral-Galveston, TX			809	949			809	949	1,759	27	1997	2/2005	(c)
Golden Corral-Grand Prairie, TX			1,072	994			1,072	994	2,066	28	1990	2/2005	(c)
Golden Corral-Harlingen, TX			740	854			740	854	1,594	24	1990	2/2005	(c)
Golden Corral-Henderson, KY		(g)	377		1,117		377	1,117	1,494	247	1999	4/1999	(c)
Golden Corral-Hickory, NC		(g)	1,090	1,000			1,090	1,000	2,090	28	1994	2/2005	(c)
Golden Corral-Houston, TX			1,057	989			1,057	989	2,047	28	1990	2/2005	(c)
Golden Corral-Houston, TX			1,159	824			1,159	824	1,983	23	1997	2/2005	(c)
Golden Corral-Jacksonville, FL			593		1,184		593	1,184	1,777	329	1997	9/1997	(c)
Golden Corral-Jacksonville, FL			541		1,174		541	1,174	1,715	326	1999	9/1997	(c)
Golden Corral-Jacksonville, FL			684		1,259		684	1,259	1,943	257	1999	12/1999	(c)
Golden Corral-Kokomo, IN		(g)	706	1,247			706	1,247	1,953	35	2000	2/2005	(c)
Golden Corral-Las Cruces, NM			809	956			809	956	1,766	27	1992	2/2005	(c)
Golden Corral-Lincoln, NE		(g)	537	1,066			537	1,066	1,603	30	2000	2/2005	(c)
Golden Corral-Lufkin, TX			479		954		479	954	1,433	289	1997	1/1997	(c)
Golden Corral-McAllen, TX			927	836			927	836	1,762	23	1992	2/2005	(c)
Golden Corral-McDonough, GA		(g)	1,171	2,316			1,171	2,316	3,486	129	2004	5/2004	(c)
Golden Corral-Midwest City, OK			715	1,563			715	1,563	2,278	44	1992	2/2005	(c)
Golden Corral-Moberly, MO		(g)	374		838		374	838	1,213	242	1997	5/1997	(c)
Golden Corral-Norman, OK			1,110	1,009			1,110	1,009	2,119	28	1994	2/2005	(c)
Golden Corral-Odessa, TX			692	925			692	925	1,617	26	1990	2/2005	(c)
Golden Corral-Oklahoma City, OK			896	1,106			896	1,106	2,002	31	1992	2/2005	(c)
Golden Corral-Omaha, NE		(g)	570		1,272		570	1,272	1,842	293	1998	12/1998	(c)
Golden Corral-Orange Park, FL			929	1,069			929	1,069	1,998	30	1996	2/2005	(c)
Golden Corral-Orlando, FL			67				67		67	(d)	1998	5/2000	(c)
Golden Corral-Palatka, FL			322		987		322	987	1,310	267	1997	12/1997	(c)
Golden Corral-Panama City, FL			1,151	1,007			1,151	1,007	2,158	28	1994	2/2005	(c)
Golden Corral-Pensacola, FL			658		1,347		658	1,347	2,005	312	1999	3/1999	(c)
Golden Corral-Port Richey, FL			627		1,131		627	1,131	1,758	353	1996	9/1996	(c)
Golden Corral-Rock Hill, SC		(g)	718		1,202		718	1,202	1,920	250	1999	10/1999	(c)
Golden Corral-Rosenberg, TX			429	645			429	645	1,074	18	1995	2/2005	(c)
Golden Corral-San Antonio, TX			844	1,054			844	1,054	1,897	30	1993	2/2005	(c)
Golden Corral-Smithfield, NC		(g)	340	933			340	933	1,273	26	1996	2/2005	(c)
Golden Corral-Stockbridge, GA			662	711			662	711	1,373	20	1987	2/2005	(c)
Golden Corral-Tampa, FL			826		1,161		826	1,161	1,987	383	1995	2/1996	(c)
Golden Corral-Texarkana, TX			665		1,080		665	1,080	1,745	199	2000	7/2000	(c)
Golden Corral-Tulsa, OK		(g)	705		1,305		705	1,305	2,010	272	1999	9/1999	(c)
Golden Corral-Tyler, TX			948	958			948	958	1,907	27	1990	2/2005	(c)
Golden Corral-Victoria, TX			729	925			729	925	1,654	26	1989	2/2005	(c)
Golden Corral-Weatherford, TX			456	729			456	729	1,185	20	1996	2/2005	(c)
Golden Corral-Wilson, NC			564	791			564	791	1,355	22	1993	2/2005	(c)
Golden Corral-Witchita, KS			244	588			244	588	832	17	1987	2/2005	(c)
Golden Wok-Albemarle, NC			328	580			328	580	908	16	1992	2/2005	(c)
Gooney Bird's Sports Grill-Laurens, SC			(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Grandy's-Abilene, TX			638				638		638	(d)	1980	2/2005	(c)
Grandy's-Ardmore, OK		(g)	391				391		391	(d)	1983	2/2005	(c)
Grandy's-Arlington, TX			546				546		546	(d)	1986	2/2005	(c)
Grandy's-Carrollton, TX			599				599		599	(d)	1983	2/2005	(c)
Grandy's-Carrollton, TX			638				638		638	(d)	1986	2/2005	(c)
Grandy's-Dallas, TX			589				589		589	(d)	1981	2/2005	(c)
Grandy's-Dallas, TX			272				272		272	(d)	1984	2/2005	(c)
Grandy's-Dallas, TX			506				506		506	(d)	1984	2/2005	(c)
Grandy's-Edmond, OK		(g)	508				508		508	(d)	1984	2/2005	(c)
Grandy's-Ft Worth, TX			609				609		609	(d)	1986	2/2005	(c)
Grandy's-Ft Worth, TX			652				652		652	(d)	1985	2/2005	(c)
Grandy's-Ft Worth, TX			396				396		396	(d)	1985	2/2005	(c)
Grandy's-Garland, TX			488				488		488	(d)	1980	2/2005	(c)
Grandy's-Garland, TX			710				710		710	(d)	1983	2/2005	(c)
Grandy's-Grapevine, TX			748				748		748	(d)	1988	2/2005	(c)
Grandy's-Greenville, TX			668				668		668	(d)	1979	2/2005	(c)
Grandy's-Hobbs, NM		(g)	658				658		658	(d)	1984	2/2005	(c)
Grandy's-Irving, TX			552				552		552	(d)	1976	2/2005	(c)
Grandy's-Irving, TX			655				655		655	(d)	1981	2/2005	(c)
Grandy's-Lancaster, TX			674				674		674	(d)	1984	2/2005	(c)
Grandy's-Lubbock, TX			638				638		638	(d)	1976	2/2005	(c)
Grandy's-Mesquite, TX			661				661		661	(d)	1983	2/2005	(c)
Grandy's-Moore, OK		(g)	701				701		701	(d)	1987	2/2005	(c)
Grandy's-Norman, OK		(g)	668				668		668	(d)	1984	2/2005	(c)
Grandy's-Oklahoma City, OK		(g)	579				579		579	(d)	1984	2/2005	(c)
Grandy's-Oklahoma City, OK		(g)	618				618		618	(d)	1985	2/2005	(c)
Grandy's-Plano, TX			647				647		647	(d)	1979	2/2005	(c)
Great Dragon Buffet-Albany, GA		(g)	544	848			544	848	1,392	24	1991	2/2005	(c)
Ground Round-Allentown, PA		(g)	406	885			406	885	1,291	243	1983	10/1997	(c)
Ground Round-Dubuque, IA		(g)	682	810			682	810	1,493	223	1982	10/1997	(c)
Ground Round-Janesville, WI		(g)	451	548			451	548	999	151	1982	10/1997	(c)
Ground Round-Kalamazoo, MI		(g)	287	712			287	712	999	196	1980	10/1997	(c)
Ground Round-Waterloo, IA		(g)	436	659			436	659	1,096	181	1982	10/1997	(c)
Guthrie's Restaurant-Hoover, AL		(g)	494	620			494	620	1,113	172	1997	9/1997	(c)
Hableanos Mexican-Hueytown, AL		(g)	432	693			432	693	1,125	19	1987	2/2005	(c)
Hardees-Aiken, SC		(g)	988	354			988	354	1,342	10	1977	2/1986	(c)
Hardees-Akron, OH			390	(e)			390	(e)	390	(e)	1990	2/2005	(e)
Hardees-Alma, GA		(g)	241	403			241	403	644	11	1992	2/2005	(c)
Hardees-Alpharetta, GA			500	370			500	370	870	4	UNKNOWN	9/2005	(c)
Hardees-Ashland, AL		(g)	286	408			286	408	693	11	1992	2/2005	(c)
Hardees-Attalla, AL		(g)	294	449			294	449	743	13	1993	2/2005	(c)
Hardees-Auburn, AL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees-Batesville, MS			265	389			265	389	653	11	1993	2/2005	(c)
Hardees-Beaver, WV			260	393			260	393	653	4	UNKNOWN	9/2005	(c)
Hardees-Belleville, IL			188	551			188	551	739	15	1988	2/2005	(c)
Hardees-Bloomingdale, TN		(g)	237	405			237	405	642	11	1992	2/2005	(c)
Hardees-Bremen, GA			416	470			416	470	886	5	1984	9/2005	(c)
Hardees-Brunswick, GA		(g)	42	458			42	458	499	13	1992	2/2005	(c)
Hardees-Brunswick, OH			(e)	(e)			(e)	(e)	(e)	(e)	1990	2/2005	(e)
Hardees-Canton, GA			425	427			425	427	852	5	1983	9/2005	(c)
Hardees-Centerville, TN			249	(e)			249	(e)	249	(e)	1991	2/2005	(e)
Hardees-Chapin, SC		(g)	308	403			308	403	711	11	1993	2/2005	(c)
Hardees-Chester, SC			(e)	(e)			(e)	(e)	(e)	(e)	1994	2/2005	(e)
Hardees-Clarkesville, GA		(g)	273	510			273	510	783	14	1992	2/2005	(c)
Hardees-Claxton, GA		(g)	174	434			174	434	607	12	1986	2/2005	(c)
Hardees-Clinton, TN		(g)	427	(e)			427	(e)	427	(e)	1992	2/2005	(e)
Hardees-Columbia, SC			477	(e)			477	(e)	477	(e)	1991	2/2005	(e)
Hardees-Crossville, TN		(g)	465	583			465	583	1,048	16	1992	2/2005	(c)
Hardees-Dalton, OH			314	(e)			314	(e)	314	(e)	1990	2/2005	(e)
Hardees-Erwin, TN			394	443			394	443	838	5	1982	9/2005	(c)
Hardees-Glennville, GA		(g)	120	429			120	429	550	12	1986	2/2005	(c)
Hardees-Grafton, OH			(e)	(e)			(e)	(e)	(e)	(e)	1990	2/2005	(e)
Hardees-Hazlehurst, GA		(g)	310	473			310	473	783	13	1982	2/2005	(c)
Hardees-Hohenwald, TN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees-Huntington, TN			(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Hardees-Indian Trail, NC			482	(e)			482	(e)	482	(e)	1992	2/2005	(e)
Hardees-Jacksonville, FL			529	(e)			529	(e)	529	(e)	1990	2/2005	(e)
Hardees-Jacksonville, FL			575	412			575	412	987	12	1993	2/2005	(c)
Hardees-Jefferson, OH			180	(e)			180	(e)	180	(e)	1990	2/2005	(e)
Hardees-Kingsport, TN		(g)	296	(e)			296	(e)	296	(e)	1992	2/2005	(e)
Hardees-La Crosse, WI		(g)	312	474			312	474	786	8	1979	2/2005	(c)
Hardees-Lexington, OH			(e)	(e)			(e)	(e)	(e)	(e)	1990	2/2005	(e)
Hardees-Lillington, NC			176	171			176	171	348	2	1973	9/2005	(c)
Hardees-Metter, GA		(g)	528	415			528	415	943	12	1984	2/2005	(c)
Hardees-Millbrook, AL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees-Minerva, OH			253	(e)			253	(e)	253	(e)	1990	2/2005	(e)
Hardees-Morristown, TN			(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees-Nashville, TN			417	(e)			417	(e)	417	(e)	1993	2/2005	(e)
Hardees-North Augusta, SC			277	(e)			277	(e)	277	(e)	1992	2/2005	(e)
Hardees-Old Fort, NC		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Hardees-Opelika, AL		(g)	352	399			352	399	751	11	1992	2/2005	(c)
Hardees-Orrville, OH			338	(e)			338	(e)	338	(e)	1990	2/2005	(e)
Hardees-Pace, FL			364	(e)			364	(e)	364	(e)	1992	2/2005	(e)
Hardees-Parsons, TN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Hardees-Pensacola, FL			572	(e)			572	(e)	572	(e)	1993	2/2005	(e)
Hardees-Ravenna, OH			(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees-Savannah, GA		(g)	350	415			350	415	765	12	1987	2/2005	(c)
Hardees-Seville, OH			489	(e)			489	(e)	489	(e)	1990	2/2005	(e)
Hardees-Spartanburg, SC			364	396			364	396	760	11	1993	2/2005	(c)
Hardees-Springfield, TN			375	412			375	412	786	12	1990	2/2005	(c)
Hardees-Swainsboro, GA		(g)	222	422			222	422	644	12	1992	2/2005	(c)
Hardees-Trenton, TN			(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Hardees-Union, SC			189	242			189	242	430	3	1973	9/2005	(c)
Hardees-Vidalia, GA		(g)	248	415			248	415	663	12	1990	2/2005	(c)
Hardees-Warrenton, NC			199	229			199	229	428	3	1978	9/2005	(c)
Hardees-Waynesburg, OH			(e)	(e)			(e)	(e)	(e)	(e)	1990	2/2005	(e)
Hardees-Williston, FL			(e)	(e)			(e)	(e)	(e)	(e)	1993	2/2005	(e)
Hardees-Wooster, OH			(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Harrigan's-Albuquerque, NM		(g)	789	771			789	771	1,560	21	1982	2/2005	(c)
Hash House A-Go-Go Restaurant-Las Vegas, NV		(g)	1,157	1,188			1,157	1,188	2,345	274	1997	12/1998	(c)
Hong Kong King Buffet-Greenville, NC			390	260			390	260	650	6	1991	2/2005	(c)
Houlihan's-Plymouth Meeting, PA		(g)	1,181	909			1,181	909	2,090	260	1974	6/1997	(c)
IHOP-Akron, OH			(e)	(e)			(e)	(e)	(e)	(e)	1993	2/2005	(e)
IHOP-Alexandria, VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1972	5/1999	(e)
IHOP-Anderson, SC		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	10/1998	(e)
IHOP-Auburn, AL			434	546			434	546	980	15	1998	2/2005	(c)
IHOP-Auburn, WA		(g)	633	1,135			633	1,135	1,768	249	1997	4/1999	(c)
IHOP-Baytown, TX			668	415			668	415	1,084	12	1998	2/2005	(c)
IHOP-Blue Bell, PA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	10/1999	(e)
IHOP-Bossier City, LA			493	427			493	427	920	12	1998	2/2005	(c)
IHOP-Bridgeview, IL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1972	2/2005	(e)
IHOP-Buffalo Grove, IL		(g)	622	(e)			622	(e)	622	(e)	1987	2/2005	(e)
IHOP-Castle Rock, CO		(g)	541		1,196		541	1,196	1,737	243	1999	10/1999	(c)
IHOP-Chesapeake, VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	12/1999	(e)
IHOP-Christiansburg, VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	1/2000	(e)
IHOP-Clarksville, TN		(g)	376	964			376	964	1,340	226	1997	12/1998	(c)
IHOP-Corpus Christi, TX		(g)	567	(e)			567	(e)	567	(e)	1997	8/1999	(e)
IHOP-Crestwood, IL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1996	11/1998	(e)
IHOP-Elgin, IL		(g)	518	(e)			518	(e)	518	(e)	1997	2/2005	(e)
IHOP-Englewood, CO		(g)	813	(e)			813	(e)	813	(e)	1996	2/2005	(e)
IHOP-Flagstaff, AZ		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	5/1999	(e)
IHOP-Fort Worth, TX		(g)	468	466			468	466	934	13	1994	2/2005	(c)
IHOP-Fort Worth, TX		(g)	501	746			501	746	1,248	186	1997	9/1998	(c)
IHOP-Fort Worth, TX		(g)	566	924			566	924	1,489	206	1998	4/1999	(c)
IHOP-Fredericksburg, VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	9/1999	(e)
IHOP-Greeley, CO		(g)	416		868		416	868	1,284	204	1998	12/1998	(c)
IHOP-Greenville, SC		(g)	477	962			477	962	1,438	222	1998	12/1998	(c)
IHOP-Hickory, NC		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	3/1999	(e)
IHOP-Hollywood, CA		(g)	1,407	(e)			1,407	(e)	1,407	(e)	1996	6/1997	(e)
IHOP-Homewood, AL		(g)	545	1,030			545	1,030	1,575	242	1996	12/1998	(c)
IHOP-Houston, TX		(g)	610	506			610	506	1,117	14	1997	2/2005	(c)
IHOP-Houston, TX		(g)	645	790			645	790	1,436	163	1996	7/1997	(c)
IHOP-Houston, TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	7/1999	(e)
IHOP-Houston, TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	1/2000	(e)
IHOP-Kansas City, MO		(g)	381	776			381	776	1,156	188	1998	9/1998	(c)
IHOP-Killeen, TX		(g)	512	831			512	831	1,344	201	1997	9/1998	(c)
IHOP-Lake Jackson, TX		(g)	460	744			460	744	1,204	153	1997	8/1997	(c)
IHOP-Leesburg, VA		(g)	665	581			665	581	1,246	168	1994	5/1997	(c)
IHOP-Leon Valley, TX		(g)	594	918			594	918	1,512	212	1997	12/1998	(c)
IHOP-Loveland, CO		(g)	488	(e)			488	(e)	488	(e)	1997	8/1997	(e)
IHOP-Manassas, VA		(g)	498	559			498	559	1,056	16	1986	2/2005	(c)
IHOP-Maryville, TN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	12/1998	(e)
IHOP-Memphis, TN		(g)	798	532			798	532	1,330	15	1997	2/2005	(c)
IHOP-Miami, FL			341	531			341	531	872	15	1979	2/2005	(c)
IHOP-Montgomery, AL			660	(e)			660	(e)	660	(e)	1998	2/2005	(e)
IHOP-Montgomery, AL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	11/1999	(e)
IHOP-Murfreesboro, TN		(g)	647	871			647	871	1,519	204	1998	12/1998	(c)
IHOP-Overland Park, KS		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	2/2005	(e)
IHOP-Phoenix, AZ		(g)	668	942			668	942	1,610	210	1998	4/1999	(c)
IHOP-Pittsburg, CA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	4/1999	(e)
IHOP-Plano, TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	9/1999	(e)
IHOP-Port Arthur, TX		(g)	383	958			383	958	1,341	221	1997	12/1998	(c)
IHOP-Poughkeepsie, NY		(g)	505	807			505	807	1,311	200	1996	7/1998	(c)
IHOP-Pueblo, CO		(g)	388	892			388	892	1,280	209	1997	12/1998	(c)
IHOP-Roseville, MI		(g)	283	844			283	844	1,127	198	1997	12/1998	(c)
IHOP-Salem, NH		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	4/1999	(e)
IHOP-San Antonio, TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	6/1999	(e)
IHOP-Southaven, MS		(g)	579	1,176			579	1,176	1,756	272	1997	12/1998	(c)
IHOP-Stockbridge, GA		(g)	766	653			766	653	1,418	134	1997	7/1997	(c)
IHOP-Tuscaloosa, AL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	8/1999	(e)
IHOP-Victoria, TX		(g)	319	(e)			319	(e)	319	(e)	1997	8/1997	(e)
IHOP-Virginia Beach, VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	4/1999	(e)
IHOP-Warner Robins, GA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	8/1999	(e)
IHOP-Warren, MI			682	663			682	663	1,345	19	1996	2/2005	(c)
Imperial Super Buffet-Eastlake, OH	(i)		(e)	(e)			(e)	(e)	(e)	(e)	1996	12/1996	(e)
Indis Fast Food-Louisville, KY			131	254			131	254	385	7	1973	2/2005	(c)
Iron Chef Super Buffet-Kissimmee, FL			687	946			687	946	1,634	26	1988	2/2005	(c)
J. Gilbert's-McLean, VA		(g)	945	689			945	689	1,634	197	1971	6/1997	(c)
Jack in the Box-Allen, TX		(g)	712		726		712	726	1,438	165	1999	3/1999	(c)
Jack in the Box-Antelope, CA		(g)	874	369			874	369	1,243	10	1992	2/2005	(c)
Jack in the Box-Arlington, TX		(g)	522	334			522	334	857	9	1993	2/2005	(c)
Jack in the Box-Arlington, TX		(g)	408	329			408	329	737	9	1995	2/2005	(c)
Jack in the Box-Avondale, AZ		(g)	605		623		605	623	1,228	128	1998	8/1998	(c)
Jack in the Box-Bacliff, TX		(g)	419		698		419	698	1,117	196	1997	8/1997	(c)
Jack in the Box-Belleville, IL		(g)	174	486			174	486	660	13	1987	2/2005	(c)
Jack in the Box-Benicia, CA		(g)	746	1,552			746	1,552	2,297	302	1999	1/2000	(c)
Jack in the Box-Brownsville, TX			703	273			703	273	976	8	1995	2/2005	(c)
Jack in the Box-Buena Park, CA		(g)	478	451			478	451	928	24	1977	6/2004	(c)
Jack in the Box-Burley, ID		(g)	503	423			503	423	926	12	2000	2/2005	(c)
Jack in the Box-Carson, CA		(g)	458		709		458	709	1,166	144	1999	10/1999	(c)
Jack in the Box-Centerville, TX		(g)	449	342			449	342	791	10	1997	2/2005	(c)
Jack in the Box-Chandler, AZ		(g)	481		637		481	637	1,118	152	1998	9/1998	(c)
Jack in the Box-Chandler, AZ		(g)	605		601		605	601	1,205	134	1999	4/1999	(c)
Jack in the Box-Cleburne, TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1988	2/2005	(e)
Jack in the Box-Cleburne, TX			606	385			606	385	992	11	2000	9/2000	(c)
Jack in the Box-Coacjella, CA		(g)	371	1,407			371	1,407	1,777	276	1999	2/2000	(c)
Jack in the Box-Corinth, TX		(g)	397		576		397	576	973	118	1997	9/1997	(c)
Jack in the Box-Dallas, TX		(g)	370		468		370	468	838	96	1997	3/1997	(c)
Jack in the Box-Des Moines, WA			531	378			531	378	909	11	1992	2/2005	(c)
Jack in the Box-Desloge, MO			528	(e)			528	(e)	528	(e)	1991	2/2005	(e)
Jack in the Box-Dinuba, CA		(g)	431	361			431	361	792	10	1996	2/2005	(c)
Jack in the Box-Echo Park, CA		(g)	1,239	419			1,239	419	1,658	12	1997	2/2005	(c)
Jack in the Box-Enumclaw, WA		(g)	124	774			124	774	898	219	1997	7/1997	(c)
Jack in the Box-Farmers Branch, TX		(g)	743	303			743	303	1,046	9	1988	2/2005	(c)
Jack in the Box-Florissant, MO		(g)	389		779		389	779	1,168	206	1997	2/1998	(c)
Jack in the Box-Folsom, CA		(g)	635		652		635	652	1,288	132	1997	9/1997	(c)
Jack in the Box-Fort Worth, TX		(g)	337	380			337	380	716	11	1983	2/2005	(c)
Jack in the Box-Fort Worth, TX		(g)	396	340			396	340	736	10	1991	2/2005	(c)
Jack in the Box-Fort Worth, TX		(g)	482	716			482	716	1,199	150	1999	8/1999	(c)
Jack in the Box-Fresno, CA		(g)	287		607		287	607	893	170	1997	8/1997	(c)
Jack in the Box-Georgetown, TX		(g)	500		866		500	866	1,366	176	1999	12/1999	(c)
Jack in the Box-Granbury, TX		(g)	404		832		404	832	1,236	165	1999	12/1999	(c)
Jack in the Box-Grand Prairie, TX		(g)	600	342			600	342	942	10	1995	2/2005	(c)
Jack in the Box-Grapevine, TX		(g)	654	339			654	339	993	10	1992	2/2005	(c)
Jack in the Box-Gun Barrell City, TX		(g)	284		549		284	549	834	113	1998	5/1998	(c)
Jack in the Box-Hillsboro, OR		(g)	700		865		700	865	1,565	177	1999	9/1999	(c)
Jack in the Box-Hollister, CA		(g)	537		593		537	593	1,130	173	1997	4/1997	(c)
Jack in the Box-Houston, TX			518	281			518	281	798	8	1992	2/2005	(c)
Jack in the Box-Houston, TX		(g)	612	315			612	315	927	9	1992	2/2005	(c)
Jack in the Box-Houston, TX		(g)	510	274			510	274	785	8	1992	2/2005	(c)
Jack in the Box-Houston, TX			470	306			470	306	777	9	1993	2/2005	(c)
Jack in the Box-Houston, TX		(g)	471	329			471	329	800	9	1993	2/2005	(c)
Jack in the Box-Houston, TX		(g)	520	302			520	302	823	8	1993	2/2005	(c)
Jack in the Box-Houston, TX		(g)	958	347			958	347	1,305	10	1997	2/2005	(c)
Jack in the Box-Houston, TX		(g)	545		527		545	527	1,073	173	1996	3/1996	(c)
Jack in the Box-Houston, TX		(g)	376		643		376	643	1,019	200	1996	9/1996	(c)
Jack in the Box-Houston, TX		(g)	403		611		403	611	1,014	190	1996	9/1996	(c)
Jack in the Box-Houston, TX		(g)	370		548		370	548	918	158	1997	5/1997	(c)
Jack in the Box-Houston, TX		(g)	421		543		421	543	964	155	1997	6/1997	(c)
Jack in the Box-Humble, TX		(g)	438		592		438	592	1,030	184	1996	9/1996	(c)
Jack in the Box-Humble, TX			586	708			586	708	1,293	31	2004	9/2004	(c)
Jack in the Box-Hutchins, TX		(g)	273		654		273	654	927	135	1998	4/1998	(c)
Jack in the Box-Irvine, CA		(g)	900		734		900	734	1,634	165	1999	4/1999	(c)
Jack in the Box-Kent, WA		(g)	737		554		737	554	1,291	114	1997	4/1997	(c)
Jack in the Box-Kingswood, TX		(g)	493	368			493	368	861	10	1992	2/2005	(c)
Jack in the Box-La Porte, TX		(g)	458	292			458	292	750	8	1996	2/2005	(c)
Jack in the Box-Las Vegas, NV		(g)	731		547		731	547	1,278	113	1997	4/1997	(c)
Jack in the Box-Los Angeles, CA		(g)	741		678		741	678	1,419	183	1997	9/1997	(c)
Jack in the Box-Los Angeles, CA		(g)	912		531		912	531	1,443	108	1997	5/1997	(c)
Jack in the Box-Los Angeles, CA		(g)	854		602		854	602	1,456	122	1998	5/1998	(c)
Jack in the Box-Lubbock, TX			289	305			289	305	594	9	1993	2/2005	(c)
Jack in the Box-Lufkin, TX		(g)	418		651		418	651	1,069	156	1998	9/1998	(c)
Jack in the Box-Lufkin, TX		(g)	364		777		364	777	1,141	178	1999	2/1999	(c)
Jack in the Box-Mesa, AZ			959	(e)			959	(e)	959	(e)	1991	2/2005	(e)
Jack in the Box-Mesquite, TX		(g)	600	377			600	377	977	11	1992	2/2005	(c)
Jack in the Box-Missouri City, TX			471	(e)			471	(e)	471	(e)	1991	2/2005	(e)
Jack in the Box-Moscow, ID		(g)	218		752		218	752	970	219	1992	4/1997	(c)
Jack in the Box-Nacogdoches, TX		(g)	384		643		384	643	1,027	132	1998	5/1998	(c)
Jack in the Box-Nampa, ID			(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Jack in the Box-Ontario, CA		(g)	771		793		771	793	1,564	178	1999	4/1999	(c)
Jack in the Box-Orange, TX		(g)	388		788		388	788	1,175	177	1999	4/1999	(c)
Jack in the Box-Oxford, AL			257	358			257	358	616	10	1987	2/2005	(c)
Jack in the Box-Oxnard, CA		(g)	682		643		682	643	1,325	182	1997	7/1997	(c)
Jack in the Box-Palmdale, CA		(g)	631		568		631	568	1,199	164	1997	5/1997	(c)
Jack in the Box-Pasadena, TX			285	(e)			285	(e)	285	(e)	1991	2/2005	(e)
Jack in the Box-Peoria, AZ		(g)	497		722		497	722	1,218	162	1999	4/1999	(c)
Jack in the Box-Petaluma, CA			1,139	433			1,139	433	1,571	12	1993	2/2005	(c)
Jack in the Box-Pflugerville, TX		(g)	717		658		717	658	1,375	135	1998	6/1998	(c)
Jack in the Box-Phoenix, AZ			558	298			558	298	856	8	1992	2/2005	(c)
Jack in the Box-Phoenix, AZ			596	443			596	443	1,039	12	2002	12/2002	(c)
Jack in the Box-Placerville, CA			642	711			642	711	1,353	26	1986	12/2004	(c)
Jack in the Box-Plano, TX			538	271			538	271	810	8	1992	2/2005	(c)
Jack in the Box-Port Arthur, TX		(g)	556	331			556	331	887	9	1994	2/2005	(c)
Jack in the Box-Rockwall, TX		(g)	478	329			478	329	807	9	1992	2/2005	(c)
Jack in the Box-Sacramento, CA			542	358			542	358	900	10	1992	2/2005	(c)
Jack in the Box-Salem, OR		(g)	501		699		501	699	1,200	144	1999	6/1999	(c)
Jack in the Box-San Antonio, TX		(g)	409	(e)			409	(e)	409	(e)	1990	2/2005	(e)
Jack in the Box-San Antonio, TX		(g)	472	(e)			472	(e)	472	(e)	1992	2/2005	(e)
Jack in the Box-San Antonio, TX			700	486			700	486	1,186	199	1990	2/2005	(c)
Jack in the Box-San Antonio, TX		(g)	274		782		274	782	1,056	178	1999	3/1999	(c)
Jack in the Box-San Antonio, TX		(g)	311		701		311	701	1,012	157	1999	4/1999	(c)
Jack in the Box-San Jose, CA		(g)	926	508			926	508	1,434	27	1970	6/2004	(c)
Jack in the Box-San Leandro, CA		(g)	609	302			609	302	911	16	1969	6/2004	(c)
Jack in the Box-Schertz, TX			556	331			556	331	887	9	1989	2/2005	(c)
Jack in the Box-Show Low, AZ			290	295			290	295	585	8	1992	2/2005	(c)
Jack in the Box-Shreveport, LA			(e)	(e)			(e)	(e)	(e)	(e)	1993	2/2005	(e)
Jack in the Box-Spring, TX		(g)	745	308			745	308	1,053	9	1993	2/2005	(c)
Jack in the Box-Spring, TX		(g)	476		719		476	719	1,195	148	1999	9/1999	(c)
Jack in the Box-St Louis, MO		(g)	474		727		474	727	1,202	148	1998	9/1998	(c)
Jack in the Box-Tacoma, WA		(g)	496		760		496	760	1,255	170	1999	4/1999	(c)
Jack in the Box-Tempe, AZ		(g)	261	606			261	606	866	32	1965	6/2004	(c)
Jack in the Box-Temple City, CA			1,494	413			1,494	413	1,906	12	1984	2/2005	(c)
Jack in the Box-Texas City, TX			547	316			547	316	863	9	1991	2/2005	(c)
Jack in the Box-Tigard, OR		(g)	353		905		353	905	1,258	212	1999	12/1998	(c)
Jack in the Box-Tyler, TX		(g)	289		700		289	700	989	155	1999	5/1999	(c)
Jack in the Box-Waco, TX			383	(e)			383	(e)	383	(e)	1991	2/2005	(e)
Jack in the Box-Walker, LA			555	398			555	398	954	11	2001	2/2005	(c)
Jack in the Box-Waxahachie, TX		(g)	478		538		478	538	1,016	111	1998	4/1998	(c)
Jack in the Box-Weatherford, TX		(g)	465		785		465	785	1,250	175	1999	3/1999	(c)
Jack in the Box-West Sacramentp, CA		(g)	523		617		523	617	1,140	171	1997	9/1997	(c)
Jack in the Box-Willis, TX		(g)	865	373			865	373	1,238	10	1993	2/2005	(c)
Jack in the Box-Woodland, CA		(g)	358		668		358	668	1,027	184	1997	10/1997	(c)
Japan Express-Lancaster, SC			299	(e)			299	(e)	299	(e)	1994	2/2005	(e)
Joe's Crab Shack-Houston, TX		(g)	960	926			960	926	1,886	26	1994	2/2005	(c)
Joe's Crab Shack-Indianapolis, IN		(g)	891				891		891	(d)	1998	2/2005	(c)
Joe's Crab Shack-Lilburn, GA		(g)	1,089	932			1,089	932	2,021	209	1999	4/1999	(c)
John Harvard's Brewhouse-Wilmington, DE		(g)	1,289	1,149			1,289	1,149	2,439	32	1991	2/2005	(c)
Johnny Carino's-Brandon, FL	(i)		853	2,041			853	2,041	2,895	335	1999	4/1999	(c)
Jose Mexican Food-San Bernardino, CA			364	466			364	466	830	13	1976	2/2005	(c)
Jose Pepper's Restaurant-Blue Springs, MO	(i)		251	738			251	738	989	145	1982	6/1999	(c)
Kahn's Produce-Nashville, TN			274	428			274	428	701	12	1986	2/2005	(c)
Kettle Restaurant-Alice, TX			195	130			195	130	325	4	1985	2/2005	(c)
Kettle Restaurant-Baytown, TX			98	324			98	324	422	9	1972	2/2005	(c)
Kettle Restaurant-College Station, TX			130	372			130	372	502	10	1982	2/2005	(c)
Kettle Restaurant-Hobbs, NM			105	95			105	95	200	3	1981	2/2005	(c)
Kettle Restaurant-Tahlequah, OK			128	576			128	576	704	16	1996	2/2005	(c)
Kettle Restaurant-Woodway, TX			133	462			133	462	595	13	1989	2/2005	(c)
KFC-Arcadia, FL			276	305			276	305	581	9	1985	2/2005	(c)
KFC-Auburn, MA			1,150	(e)			1,150	(e)	1,150	(e)	1989	2/2005	(e)
KFC-Baton Rouge, LA			(e)	(e)			(e)	(e)	(e)	(e)	1987	6/1999	(e)
KFC-Baton Rouge, LA			181		463		181	463	645	68	2000	8/2000	(c)
KFC-Burnsville, MN			437	471			437	471	908	13	1988	2/2005	(c)
KFC-Concordia, MO			297	393			297	393	690	11	1995	2/2005	(c)
KFC-Corpus Christi, TX			356	258			356	258	614	7	1988	2/2005	(c)
KFC-Crystal Lake, IL			211	630			211	630	841	17	1989	2/2005	(c)
KFC-Dania, FL			586	272			586	272	858	3	1985	9/2005	(c)
KFC-Deming, NM		(g)	208	(e)			208	(e)	208	(e)	1992	2/2005	(e)
KFC-Eagan, MN			491	420			491	420	911	12	1987	2/2005	(c)
KFC-Gainesville, FL			803	327			803	327	1,129	9	1985	2/2005	(c)
KFC-Greenville, TX			180	120			180	120	300	3	1970	2/2005	(c)
KFC-Katy, TX			434	345			434	345	779	10	1988	2/2005	(c)
KFC-Las Cruces, NM		(g)	236	(e)			236	(e)	236	(e)	1990	2/2005	(e)
KFC-New Orleans, LA			159	492			159	492	651	97	1991	5/1999	(c)
KFC-Page, AZ			586	307			586	307	893	9	1988	2/2005	(c)
KFC-Port Allen, LA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1996	5/1999	(e)
KFC-Putnam, CT			302	(e)			302	(e)	302	(e)	1997	7/1997	(e)
Krispy Kreme Doughnuts-Clive, IA		(g)	316	457			316	457	773	13	1995	2/2005	(c)
Krystal-Brandon, MS		(g)	340	687			340	687	1,028	141	2000	12/1999	(c)
Krystal-Chattanooga, TN		(g)	445	595			445	595	1,040	132	1994	3/1999	(c)
Krystal-Greenville, AL		(g)	190	614			190	614	804	114	2000	5/2000	(c)
Krystal-Montgomery, AL		(g)	311	507			311	507	818	104	2000	12/1999	(c)
Krystal-Pooler, GA			504	341			504	341	845	10	2000	2/2005	(c)
Krystal-Scottsboro, AL		(g)	255	561			255	561	817	111	1999	12/1999	(c)
Le Peep-Englewood, CO			94	406			94	406	500	11	1992	2/2005	(c)
Leeann Chin-Blaine, MN		(g)	391	498			391	498	890	14	1996	2/2005	(c)
Leeann Chin-Chanhassen, MN		(g)	377	640			377	640	1,017	217	1995	11/1995	(c)
Leeann Chin-Golden Valley, MN		(g)	665		481		665	481	1,147	150	1996	9/1996	(c)
Lee's Chicken-Florissant, MO			306	393			306	393	699	11	1985	2/2005	(c)
Lee's Chicken-Louisville, KY			81	117			81	117	199	3	1980	2/2005	(c)
Lee's Chicken-St Ann, MO			208	331			208	331	539	9	1992	2/2005	(c)
Lee's Chicken-St Louis, MO			108	363			108	363	472	10	1983	2/2005	(c)
Liquor-The Colony, TX			607	388			607	388	995	11	2000	2/2005	(c)
Little Panda-Lubbock, TX		(g)	131	261			131	261	392	7	1977	2/2005	(c)
Lone Star Steakhouse-Sterling Heights, MI			910	847			910	847	1,757	24	1988	2/2005	(c)
Long John Silver's/A&W-Houston, TX			512	(e)			512	(e)	512	(e)	1993	2/2005	(e)
Long John Silver's/A&W-Irving, TX			601	(e)			601	(e)	601	(e)	1995	2/2005	(e)
Long John Silver's/A&W-Kansas City, MO			563	365			563	365	928	10	1995	2/2005	(c)
Long John Silver's/A&W-Penn Hills, PA			419	404			419	404	823	11	1993	2/2005	(c)
Long John Silver's-Alamogordo, NM		(g)	215	(e)			215	(e)	215	(e)	1977	2/2005	(e)
Long John Silver's-Albuquerque, NM			287	315			287	315	602	9	1976	2/2005	(c)
Long John Silver's-Apopka, FL			576	(e)			576	(e)	576	(e)	1994	2/2005	(e)
Long John Silver's-Arlington, TX			462	(e)			462	(e)	462	(e)	1993	2/2005	(e)
Long John Silver's-Asheville, NC			319	364			319	364	683	10	1993	2/2005	(c)
Long John Silver's-Austin, TX			646	(e)			646	(e)	646	(e)	1993	2/2005	(e)
Long John Silver's-Clarksville, TN			262	354			262	354	616	10	1993	2/2005	(c)
Long John Silver's-Cleburne, TX			118	300			118	300	417	8	1987	2/2005	(c)
Long John Silver's-Clovis, NM		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1976	2/2005	(e)
Long John Silver's-Copperas Cove, TX			197	(e)			197	(e)	197	(e)	1994	2/2005	(e)
Long John Silver's-El Paso, TX			418	(e)			418	(e)	418	(e)	1993	2/2005	(e)
Long John Silver's-Houston, TX			473	289			473	289	762	8	1994	2/2005	(c)
Long John Silver's-Jackson, TN			379	(e)			379	(e)	379	(e)	1994	2/2005	(e)
Long John Silver's-Johnstown, PA			470	(e)			470	(e)	470	(e)	1993	2/2005	(e)
Long John Silver's-Las Cruces, NM			303	(e)			303	(e)	303	(e)	1975	2/2005	(e)
Long John Silver's-Lexington, KY			761				761		761	(d)	1994	2/2005	(c)
Long John Silver's-Marion, OH			497	(e)			497	(e)	497	(e)	1994	2/2005	(e)
Long John Silver's-Murfreesboro, TN			(e)	(e)			(e)	(e)	(e)	(e)	1989	2/2005	(e)
Long John Silver's-Neosho, MO			285	(e)			285	(e)	285	(e)	1994	2/2005	(e)
Long John Silver's-Orlando, FL			486	288			486	288	774	8	1983	2/2005	(c)
Long John Silver's-Silver City, NM			159	245			159	245	405	7	1982	2/2005	(c)
Long John Silver's-Tucson, AZ			424	305			424	305	729	9	1992	2/2005	(c)
Longhorne Steakhouse-Tampa, FL	(i)	(g)	878	1,449			878	1,449	2,327	296	1999	4/1999	(c)
Mahalo Express-Honolulu, HI			1,325	306			1,325	306	1,631	9	1963	2/2005	(c)
Mahalo Express-Honolulu, HI			1,356	494			1,356	494	1,850	14	1988	2/2005	(c)
Mahalo Express-Honolulu, HI			1,725	54			1,725	54	1,779	2	1984	2/2005	(c)
Mahalo Express-Honolulu, HI			3,429	475			3,429	475	3,903	13	#N/A	2/2005	(c)
Mahalo Express-Honolulu, HI			3,194				3,194		3,194	(d)	1963	2/2005	(c)
Mahalo Express-Kaneohe, HI			1,652	281			1,652	281	1,933	8	1987	2/2005	(c)
Mahalo Express-Waianae, HI			833	497			833	497	1,330	14	1988	2/2005	(c)
Mahalo Express-Waipahu, HI			1,440	518			1,440	518	1,959	14	1987	2/2005	(c)
Mama Fu's Noodle House-Marietta, GA			706	420			706	420	1,126	12	1994	2/2005	(c)
McAlister's-Corinth, MS		(g)	269	456			269	456	725	13	1997	2/2005	(c)
McAlister's-Murfreesboro, TN		(g)	439	391			439	391	830	11	1985	2/2005	(c)
McDonald's-Palm Bay, FL			615				615		615	(d)	1986	9/2002	(c)
McDonald's-Scotland Neck, NC			146				146		146	(d)	2002	2/2005	(c)
McDonald's-Tampa, FL			372				372		372	(d)	2004	2/2005	(c)
Memphis Bar-B-Q-Bowie, MD		(g)	859	654			859	654	1,513	18	1999	2/2005	(c)
Mobil-Allenstown, NH		(g)	1,158	753			1,158	753	1,911	21	1999	2/2005	(c)
Mobil-Bedford, NH		(g)	1,143	874			1,143	874	2,016	24	2000	2/2005	(c)
Mobil-Hooksett, NH			948	1,370			948	1,370	2,318	38	1998	2/2005	(c)
Mo's Irish Pub Restaurant-Wauwatosa, WI		(g)	628	804			628	804	1,432	221	1977	10/1997	(c)
Muscogee Seafood Restaurant-Washington, DC			418	(e)			418	(e)	418	(e)	1986	2/2005	(e)
Novrozsky's Hamburgers, Etc-Nederland, TX			282	174			282	174	456	5	1987	2/2005	(c)
O'Charley's-Dalton, GA			497	621			497	621	1,118	17	1993	2/2005	(c)
O'Charley's-Tucker, GA			682	753			682	753	1,435	21	1993	2/2005	(c)
Old Chicago-Minneapolis, MN			423	913			423	913	1,336	25	UNKNOWN	2/2005	(c)
O'Sullivan Irish American-North Fort Myers, FL			701	555			701	555	1,256	16	1991	2/2005	(c)
Outback Steakhouse-Medford, OR			638	915			638	915	1,554	25	1998	2/2005	(c)
Oxford Street Restaurant-Shreveport, LA		(g)	20	55			20	55	75	2	1979	2/2005	(c)
Papa John's-West Palm Beach, FL			418	159			418	159	578	1	UNKNOWN	10/2005	(c)
PDM Realty Company-Kingston, PA										(d)	UNKNOWN	2/2005	(c)
Perkins-Albert Lea, MN		(g)	314	686			314	686	1,000	19	1975	2/2005	(c)
Perkins-Alexandria, MN			693	1,759			693	1,759	2,452	29	1978	6/2005	(c)
Perkins-Altamonte Springs, FL			1,068	1,622			1,068	1,622	2,690	27	1997	6/2005	(c)
Perkins-Appleton, WI			579	1,683			579	1,683	2,262	28	1977	6/2005	(c)
Perkins-Ashwaubenon, WI			689	1,222			689	1,222	1,911	20	1993	6/2005	(c)
Perkins-Bismarck, ND			594	1,710			594	1,710	2,304	29	1993	6/2005	(c)
Perkins-Blaine, MN			840	1,660			840	1,660	2,500	28	1979	6/2005	(c)
Perkins-Bonita Springs, FL			817	1,679			817	1,679	2,496	28	1995	6/2005	(c)
Perkins-Brainerd, MN			764	1,563			764	1,563	2,327	26	1990	6/2005	(c)
Perkins-Brooklyn Park, MN			780	1,919			780	1,919	2,699	32	1997	6/2005	(c)
Perkins-Burnsville, MN		(g)	595	843			595	843	1,438	23	1973	2/2005	(c)
Perkins-Cape Coral, FL			488	1,554			488	1,554	2,043	26	1996	6/2005	(c)
Perkins-Cedar Rapids, IA			672	2,037			672	2,037	2,709	34	1994	6/2005	(c)
Perkins-Coralville, IA			704	1,675			704	1,675	2,379	28	1974	6/2005	(c)
Perkins-Crystal, MN			461	1,755			461	1,755	2,216	49	1975	2/2005	(c)
Perkins-Ft Meyers, FL			1,109	726			1,109	726	1,836	20	1982	2/2005	(c)
Perkins-Ft. Myers, FL			1,599	2,031			1,599	2,031	3,631	34	2000	6/2005	(c)
Perkins-Gladstone, MO			407	1,952			407	1,952	2,359	33	1979	6/2005	(c)
Perkins-Green Bay, WI			452	2,222			452	2,222	2,674	37	1977	6/2005	(c)
Perkins-Kissimmee, FL			610	1,459			610	1,459	2,069	24	1992	6/2005	(c)
Perkins-Lady Lake, FL			676	1,941			676	1,941	2,617	32	1999	6/2005	(c)
Perkins-Liberty, MO			265	1,557			265	1,557	1,822	26	1980	6/2005	(c)
Perkins-Memphis, TN			619	(e)			619	(e)	619	(e)	1990	2/2005	(e)
Perkins-Orlando, FL			3,765	1,346			3,765	1,346	5,111	22	1986	6/2005	(c)
Perkins-St. Joseph, MO			464	1,820			464	1,820	2,284	30	1978	6/2005	(c)
Perkins-Urbana, IL			601	1,471			601	1,471	2,072	25	1990	6/2005	(c)
Perkins-Waterloo, IA			500	1,670			500	1,670	2,170	28	2005	6/2005	(c)
Perkins-Woodbury, MN			967	1,600			967	1,600	2,566	27	1992	6/2005	(c)
Phillips 66-Austin, TX			(e)				(e)			(d)	1987	2/2005	(c)
Phillips 66-Cedar Park, TX			228	255			228	255	483	7	1988	2/2005	(c)
Phillips 66-Collinsville, IL			272	68			272	68	340	2	1928	2/2005	(c)
Phillips 66-Cottage Hills, IL			268	132			268	132	400	4	1963	2/2005	(c)
Phillips 66-San Antonio, TX		(g)	186	252			186	252	437	7	1987	2/2005	(c)
Phillips 66-The Colony, TX		(g)	1,240	1,043			1,240	1,043	2,283	29	2000	2/2005	(c)
Phillips 66-Wood River, IL			(e)				(e)			(d)	1956	2/2005	(c)
Pizza Hut-Abbeville, LA			262	224			262	224	486	2	1990	9/2005	(c)
Pizza Hut-Adrian, MI			242				242		242	(d)	1989	1/1996	(c)
Pizza Hut-Alamogordo, NM			325	234			325	234	559	2	1970	10/2005	(c)
Pizza Hut-Albertville, AL			332	373			332	373	704	4	1987	9/2005	(c)
Pizza Hut-Alden, NY			215	198			215	198	413	2	UNKNOWN	9/2005	(c)
Pizza Hut-Amherst, NY			268	263			268	263	531	3	UNKNOWN	9/2005	(c)
Pizza Hut-Ashburn, GA			134	183			134	183	317	2	1988	9/2005	(c)
Pizza Hut-Aurora, IL			330	220			330	220	550	6	1986	2/2005	(c)
Pizza Hut-Austin, TX			500	480			500	480	980	13	1987	2/2005	(c)
Pizza Hut-Batesburg, SC			611	277			611	277	887	3	UNKNOWN	9/2005	(c)
Pizza Hut-Beaver, WV			212				212		212	(d)	1986	5/1996	(c)
Pizza Hut-Beckley, WV			209				209		209	(d)	1978	5/1996	(c)
Pizza Hut-Bedford, OH			175				175		175	(d)	1975	1/1996	(c)
Pizza Hut-BISHOPVILLE, SC			296	494			296	494	791	5	UNKNOWN	9/2005	(c)
Pizza Hut-Bluefield, WV			120				120		120	(d)	1986	5/1996	(c)
Pizza Hut-Boaz, AL			341	338			341	338	679	4	1987	9/2005	(c)
Pizza Hut-Boliver, OH			190	410			190	410	600	81	1996	3/1997	(c)
Pizza Hut-Bowie, TX			47	209			47	209	255	6	1976	2/2005	(c)
Pizza Hut-Bowling Green, OH			200				200		200	(d)	1985	1/1996	(c)
Pizza Hut-Bozeman, MT		(g)	194	311			194	311	505	9	1976	2/2005	(c)
Pizza Hut-Camilla, GA			233	214			233	214	448	2	1978	9/2005	(c)
Pizza Hut-Carrollton, Oh			187	533			187	533	721	106	1990	3/1997	(c)
Pizza Hut-Carthage, TX			65	266			65	266	331	7	1981	2/2005	(c)
Pizza Hut-Cedar City, UT			279	167			279	167	445	2	1978	9/2005	(c)
Pizza Hut-Cheraw, SC			766	322			766	322	1,088	4	UNKNOWN	9/2005	(c)
Pizza Hut-Childress, TX			116	224			116	224	340	6	1974	2/2005	(c)
Pizza Hut-Clayton, NM			91	281			91	281	372	8	1986	2/2005	(c)
Pizza Hut-Cleveland, OH			226				226		226	(d)	1987	1/1996	(c)
Pizza Hut-Cleveland, OH			117				117		117	(d)	1978	1/1996	(c)
Pizza Hut-Cleveland, OH			126				126		126	(d)	1986	1/1996	(c)
Pizza Hut-Coleman, TX			115	210			115	210	325	6	1977	2/2005	(c)
Pizza Hut-Cross Lanes, WV			216				216		216	(d)	1990	5/1996	(c)
Pizza Hut-Crystal City, TX			13	232			13	232	245	7	1981	2/2005	(c)
Pizza Hut-Dawson, GA			137	173			137	173	310	2	1987	9/2005	(c)
Pizza Hut-Defiance, OH			242				242		242	(d)	1977	1/1996	(c)
Pizza Hut-Dickson, TN			303	285			303	285	588	3	1987	9/2005	(c)
Pizza Hut-Donalsonville, GA			171	215			171	215	386	2	1989	9/2005	(c)
Pizza Hut-Douglas, GA			314	244			314	244	558	3	1978	9/2005	(c)
Pizza Hut-East Aurora, NY			229	255			229	255	484	3	UNKNOWN	9/2005	(c)
Pizza Hut-East Cleveland, OH			194				194		194	(d)	1986	1/1996	(c)
Pizza Hut-EATONTON, GA			393	396			393	396	789	4	UNKNOWN	9/2005	(c)
Pizza Hut-Edgefield, SC			286	404			286	404	690	4	UNKNOWN	9/2005	(c)
Pizza Hut-Euclid, OH			202				202		202	(d)	1983	1/1996	(c)
Pizza Hut-Eunice, LA			420	191			420	191	611	2	1978	9/2005	(c)
Pizza Hut-Fitzgerald, GA			209	244			209	244	453	3	1994	9/2005	(c)
Pizza Hut-Front Royal, VA			164	322			164	322	486	9	1973	2/2005	(c)
Pizza Hut-Gallatin, TN			290	299			290	299	589	3	1987	9/2005	(c)
Pizza Hut-Glasgow, MT		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1985	2/2005	(e)
Pizza Hut-Glenwood Springs, CO			270	286			270	286	556	3	1987	9/2005	(c)
Pizza Hut-Grand Island, NY			196	228			196	228	424	3	UNKNOWN	9/2005	(c)
Pizza Hut-Greeneville, TN			282	203			282	203	485	2	1972	9/2005	(c)
Pizza Hut-GREENSBORO, GA			515	512			515	512	1,027	6	UNKNOWN	9/2005	(c)
Pizza Hut-Hialeah, FL			369	335			369	335	704	9	1980	2/2005	(c)
Pizza Hut-Hollywood, FL		(g)	268	128			268	128	396	22	1998	10/2000	(c)
Pizza Hut-Hopkinsville, KY			390	244			390	244	634	3	1980	9/2005	(c)
Pizza Hut-Huntington, WV			212				212		212	(d)	1978	5/1996	(c)
Pizza Hut-Hurricane, WV			181				181		181	(d)	1978	5/1996	(c)
Pizza Hut-Jacksboro, TX			88	231			88	231	319	6	1983	2/2005	(c)
Pizza Hut-JACKSON, GA			1,016	366			1,016	366	1,382	4	UNKNOWN	9/2005	(c)
Pizza Hut-Jackson, KY			180	236			180	236	416	3	1978	9/2005	(c)
Pizza Hut-Jennings, LA			292	310			292	310	601	3	UNKNOWN	9/2005	(c)
Pizza Hut-Knoxville, TN		(g)	114	520			114	520	634	14	1992	2/2005	(c)
Pizza Hut-Lake Park, GA			268	281			268	281	549	3	1989	9/2005	(c)
Pizza Hut-Lambertville, MI			99				99		99	(d)	1994	1/1996	(c)
Pizza Hut-Laurel, MT		(g)	205	304			205	304	509	9	1985	2/2005	(c)
Pizza Hut-Laurens, SC			492	490			492	490	981	5	UNKNOWN	9/2005	(c)
Pizza Hut-Littlefield, TX			131	156			131	156	288	2	1997	9/2005	(c)
Pizza Hut-Livingston, MT		(g)	148	230			148	230	378	6	1979	2/2005	(c)
Pizza Hut-Madison, FL			189	212			189	212	401	2	1989	9/2005	(c)
Pizza Hut-Marathon, FL		(g)	161	235			161	235	396	41	1980	10/2000	(c)
Pizza Hut-Marietta, OH			169				169		169	(d)	1986	5/1996	(c)
Pizza Hut-Mauldin, SC			306	152			306	152	458	2	1990	9/2005	(c)
Pizza Hut-Mayfield Heights, OH			203				203		203	(d)	1980	4/1996	(c)
Pizza Hut-Medina, NY			154	250			154	250	404	3	UNKNOWN	9/2005	(c)
Pizza Hut-Memphis, TX			38	333			38	333	371	9	1985	2/2005	(c)
Pizza Hut-Mexia, TX			344	224			344	224	568	6	1985	2/2005	(c)
Pizza Hut-Middleburg Heights, OH			217				217		217	(d)	1975	1/1996	(c)
Pizza Hut-Millersburg, OH			213	635			213	635	848	126	1989	3/1997	(c)
Pizza Hut-Milton, WV			100				100		100	(d)	1986	5/1996	(c)
Pizza Hut-Mobile, AL			135	90			135	90	225	3	1975	2/2005	(c)
Pizza Hut-Monore, MI			152				152		152	(d)	1994	1/1996	(c)
Pizza Hut-Monticello, FL			148	200			148	200	347	2	1987	9/2005	(c)
Pizza Hut-Moultrie, GA			471	129			471	129	601	1	1989	9/2005	(c)
Pizza Hut-N. Olmsted, OH			260				260		260	(d)	1976	1/1996	(c)
Pizza Hut-Nashville, GA			227	245			227	245	472	3	1988	9/2005	(c)
Pizza Hut-New Iberia, LA			345	307			345	307	652	3	1990	9/2005	(c)
Pizza Hut-New Philadelphia, OH			224	443			224	443	667	88	1983	3/1997	(c)
Pizza Hut-New Philadelphia, OH			149	388			149	388	538	77	1975	3/1997	(c)
Pizza Hut-Newport, TN			241	258			241	258	499	3	1974	9/2005	(c)
Pizza Hut-Norwalk, OH			262				262		262	(d)	1993	1/1996	(c)
Pizza Hut-Opelousas, LA			342	226			342	226	568	3	1980	9/2005	(c)
Pizza Hut-Orlando, FL			498	324			498	324	822	137	1987	2/2005	(c)
Pizza Hut-Orlando, FL			305	355			305	355	661	156	1986	2/2005	(c)
Pizza Hut-Pageland, SC			532	375			532	375	907	4	UNKNOWN	9/2005	(c)
Pizza Hut-Pineville, LA			349	348			349	348	697	4	1989	9/2005	(c)
Pizza Hut-Rocky River, OH			143				143		143	(d)	1977	1/1996	(c)
Pizza Hut-Ronceverte, WV			100				100		100	(d)	1991	5/1996	(c)
Pizza Hut-Saint George, SC			261	411			261	411	672	5	UNKNOWN	9/2005	(c)
Pizza Hut-Saluda, SC			386	443			386	443	830	5	UNKNOWN	9/2005	(c)
Pizza Hut-Sandusky, OH			260				260		260	(d)	1978	1/1996	(c)
Pizza Hut-Santa Rosa, NM			135	267			135	267	402	7	1986	2/2005	(c)
Pizza Hut-Santee, SC			353	394			353	394	746	4	UNKNOWN	9/2005	(c)
Pizza Hut-Seaford, DE			204	236			204	236	440	3	1984	9/2005	(c)
Pizza Hut-Seguin, TX			99	327			99	327	426	9	1974	2/2005	(c)
Pizza Hut-Semiinole, TX			286	206			286	206	492	6	1977	2/2005	(c)
Pizza Hut-Seven Hills, OH			239				239		239	(d)	1983	1/1996	(c)
Pizza Hut-Shamokin, PA			119	336			119	336	454	9	1976	2/2005	(c)
Pizza Hut-Sidney, MT			158	(e)			158	(e)	158	(e)	1985	2/2005	(e)
Pizza Hut-Silverthorne, CO			308	230			308	230	538	3	1986	9/2005	(c)
Pizza Hut-Steubenville, OH			228	475			228	475	704	94	1983	3/1997	(c)
Pizza Hut-Strongsville, OH			186				186		186	(d)	1976	4/1996	(c)
Pizza Hut-Sylvester, GA			274	241			274	241	516	3	1983	9/2005	(c)
Pizza Hut-Toledo, OH			197				197		197	(d)	1978	1/1996	(c)
Pizza Hut-Toledo, OH			208				208		208	(d)	1975	1/1996	(c)
Pizza Hut-Toledo, OH			176				176		176	(d)	1985	1/1996	(c)
Pizza Hut-Toledo, OH			129				129		129	(d)	1988	4/1996	(c)
Pizza Hut-Tucker, GA			134	281			134	281	414	8	1968	2/2005	(c)
Pizza Hut-Tyler, TX			299	152			299	152	451	2	UNKNOWN	9/2005	(c)
Pizza Hut-Uhrichville, OH			280	563			280	563	842	112	1983	3/1997	(c)
Pizza Hut-Wellsburg, WV			167	168			167	168	336	50	1980	3/1997	(c)
Pollo Tropical-Altamonte Springs, FL		(g)	549	701			549	701	1,250	167	1994	9/1998	(c)
Pollo Tropical-Coral Springs, FL		(g)	853	1,108			853	1,108	1,961	265	1994	9/1998	(c)
Pollo Tropical-Davie, FL		(g)	713	873			713	873	1,586	209	1993	9/1998	(c)
Pollo Tropical-Fort Lauderdale, FL		(g)	398	924			398	924	1,322	221	1996	9/1998	(c)
Pollo Tropical-Lake Worth, FL		(g)	435	915			435	915	1,351	219	1994	9/1998	(c)
Pollo Tropical-Miami, FL		(g)	655	1,196			655	1,196	1,851	290	1994	9/1998	(c)
Pollo Tropical-Miami, FL		(g)	911	1,012			911	1,012	1,923	245	1993	9/1998	(c)
Pollo Tropical-Miami, FL		(g)	1,245	918			1,245	918	2,163	215	1994	12/1998	(c)
Pollo Tropical-North Miami, FL		(g)	918	764			918	764	1,682	185	1995	9/1998	(c)
Pollo Tropical-Orlando, FL		(g)	618	631			618	631	1,250	151	1994	9/1998	(c)
Pollo Tropical-Orlando, FL			559	404			559	404	962	11	1992	2/2005	(c)
Ponderosa-Appleton, WI			174	562			174	562	736	116	1980	10/1999	(c)
Ponderosa-Blue Springs, MO		(g)	692		1,137		692	1,137	1,829	283	1997	4/1998	(c)
Ponderosa-Eureka, MO			380	604			380	604	984	125	1999	10/1999	(c)
Ponderosa-Indiana, PA			715		1,317		715	1,317	2,032	249	2000	5/2000	(c)
Ponderosa-Johnstown, PA		(g)	599		1,160		599	1,160	1,759	275	1998	11/1998	(c)
Ponderosa-Kissimmee, FL			638	824			638	824	1,462	171	1980	10/1999	(c)
Ponderosa-Massena, NY			130	659			130	659	789	137	1988	10/1999	(c)
Ponderosa-Middletown, NY			214	854			214	854	1,068	177	1979	10/1999	(c)
Ponderosa-Oneonta, NY			367	524			367	524	891	109	1999	10/1999	(c)
Ponderosa-Scottsburg, IN			480	724			480	724	1,205	20	1988	2/2005	(c)
Popeyes-Ahoskie, NC		(g)	180	120			180	120	300	3	1962	2/2005	(c)
Popeyes-Bloomingdale, IL			160	582			160	582	742	16	1989	2/2005	(c)
Popeyes-Channelview, TX		(g)	209	222			209	222	432	6	1980	2/2005	(c)
Popeyes-Chicago, IL		(g)	474	538			474	538	1,012	15	1987	2/2005	(c)
Popeyes-Chicago, IL		(g)	364	346			364	346	710	10	1987	2/2005	(c)
Popeyes-Chicago, IL		(g)	393	409			393	409	802	11	1982	2/2005	(c)
Popeyes-Chicago, IL		(g)	360	347			360	347	707	10	1987	2/2005	(c)
Popeyes-Chicago, IL		(g)	357	400			357	400	756	11	1986	2/2005	(c)
Popeyes-Chicago, IL		(g)	309	401			309	401	711	11	1987	2/2005	(c)
Popeyes-Chicago, IL		(g)	265	318			265	318	582	9	1987	2/2005	(c)
Popeyes-Cuthbert, GA			195	130			195	130	325	4	1987	2/2005	(c)
Popeyes-Houston, TX			106	191			106	191	296	5	1979	2/2005	(c)
Popeyes-Houston, TX			205	231			205	231	436	6	1979	2/2005	(c)
Popeyes-Houston, TX			205	215			205	215	420	6	1976	2/2005	(c)
Popeyes-Houston, TX		(g)	194	198			194	198	391	5	1978	2/2005	(c)
Popeyes-Houston, TX		(g)	119	256			119	256	375	7	1978	2/2005	(c)
Popeyes-Murfreesboro, NC			148	376			148	376	524	10	1976	2/2005	(c)
Popeyes-New Orleans, LA		(g)	76	196			76	196	273	5	1975	2/2005	(c)
Popeyes-Ocala, FL			709	351			709	351	1,060	10	1987	2/2005	(c)
Popeyes-San Antonio, TX		(g)	122	252			122	252	374	7	1976	2/2005	(c)
Popeyes-Starke, FL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	9/1997	(e)
Popeyes-Thomasville, GA		(g)	114	407			114	407	521	97	1998	9/1998	(c)
Popeyes-Valdosta, GA		(g)	159	378			159	378	537	92	1998	9/1998	(c)
Rally's-Indianapolis, IN			647				647		647	(d)	2004	8/2005	(c)
Razzoos-Lewisville, TX		(g)	761	756			761	756	1,518	21	1997	2/2005	(c)
Red Robin-Columbus, OH			722		1,366		722	1,366	2,088	194	1999	1/2000	(c)
Renewal by Anderson-Centennial, CO	(i)	(g)	986	1,680			986	1,680	2,667	453	1994	12/1997	(c)
Roadhouse Grill-Brandon, FL		(g)	914		691		914	691	1,605	156	1999	2/1999	(c)
Roadhouse Grill-Clearwater, FL		(g)	1,370		947		1,370	947	2,317	209	1999	4/1999	(c)
Roadhouse Grill-Duluth, GA			1,297	(e)			1,297	(e)	1,297	(e)	1999	2/2005	(e)
Roadhouse Grill-Fairfield, OH		(g)	1,152		910		1,152	910	2,062	189	1999	10/1999	(c)
Roadhouse Grill-Grove City, OH			650		978		650	978	1,628	203	1999	10/1999	(c)
Roadhouse Grill-Jacksonville, FL		(g)	394		1,443		394	1,443	1,837	340	1998	12/1998	(c)
Roadhouse Grill-Jacksonville, FL			1,314		888		1,314	888	2,201	175	1999	2/2000	(c)
Roadhouse Grill-West Chester, OH			704		1,054		704	1,054	1,757	176	2000	4/2000	(c)
Roma Italian Restaurant-Louisburg, NC			144	401			144	401	545	11	1986	2/2005	(c)
Ruby Tuesday-Bartow, FL		(g)	416		963		416	963	1,380	198	1999	11/1999	(c)
Ruby Tuesday-Champlin, MN		(g)	506	(e)			506	(e)	506	(e)	1999	3/2000	(e)
Ruby Tuesday-Colorado Springs, CO		(g)	696		1,006		696	1,006	1,702	213	1999	7/1999	(c)
Ruby Tuesday-Coral Springs, FL		(g)	715		1,013		715	1,013	1,728	219	1999	7/1999	(c)
Ruby Tuesday-Dillon, CO		(g)	557		1,133		557	1,133	1,690	232	1999	11/1999	(c)
Ruby Tuesday-Draper, UT		(g)	519	(e)			519	(e)	519	(e)	1999	5/1999	(e)
Ruby Tuesday-Independence, MO		(g)	981	(e)			981	(e)	981	(e)	1999	3/1999	(e)
Ruby Tuesday-Kansas City, MO		(g)	633	(e)			633	(e)	633	(e)	1999	2/2000	(e)
Ruby Tuesday-Lakeland, FL		(g)	574	743			574	743	1,317	176	1998	11/1998	(c)
Ruby Tuesday-Lakewood, WA		(g)	431	(e)			431	(e)	431	(e)	1999	1/2000	(e)
Ruby Tuesday-London, KY		(g)	354	(e)			354	(e)	354	(e)	1997	11/1997	(e)
Ruby Tuesday-Louisville, KY		(g)	(e)	(e)	1,052		(e)	(e)	(e)	(e)	1999	10/1999	(e)
Ruby Tuesday-Orange City, FL		(g)	720	(e)			720	(e)	720	(e)	1999	4/1999	(e)
Ruby Tuesday-Orlando, FL			778	(e)			778	(e)	778	(e)	1998	2/2005	(e)
Ruby Tuesday-Puyallup, WA		(g)	(e)	(e)	934		(e)	(e)	(e)	(e)	1999	6/1999	(e)
Ruby Tuesday-Sebring, FL		(g)	(e)	(e)	776		(e)	(e)	(e)	(e)	1999	7/1999	(e)
Ruby Tuesday-Somerset, KY		(g)	546		869		546	869	1,414	217	1998	7/1998	(c)
Ruby Tuesday-St. George, UT		(g)	(e)	(e)	896		(e)	(e)	(e)	(e)	1999	9/1999	(e)
Ruby Tuesday-Vero Beach, FL		(g)	537		1,268		537	1,268	1,804	246	1999	1/2000	(c)
Ruth's Chris Steak House-King of Prussia, PA		(g)	965	550			965	550	1,515	157	1977	6/1997	(c)
Ruth's Chris Steak House-Tampa, FL		(g)	1,076	1,063			1,076	1,063	2,139	305	1996	6/1997	(c)
Saint Louis Bread Company-Florissant, MO		(g)	706		627		706	627	1,332	190	1996	12/1996	(c)
San Jose Restaurant-Rochester, NY			310	146			310	146	456	4	1981	2/2005	(c)
Schlotzkys-Apex, NC		(g)	230	383			230	383	613	11	1996	2/2005	(c)
Schlotzkys-College Station, TX		(g)	413	400			413	400	812	11	1998	2/2005	(c)
Schlotzkys-Colorado Springs, CO			695	378			695	378	1,072	10	1998	2/2005	(c)
Schlotzkys-Dallas, TX	(i)		726	365			726	365	1,091	10	1997	2/2005	(c)
Schlotzkys-Grand Prairie, TX			479	271			479	271	750	8	1997	2/2005	(c)
Schlotzkys-Irving, TX		(g)	142	373			142	373	515	10	1996	2/2005	(c)
Schlotzkys-Longmont, CO		(g)	373	400			373	400	773	11	1980	2/2005	(c)
Schlotzkys-Louisville, KY		(g)	504	376			504	376	880	10	1998	2/2005	(c)
Schlotzkys-Memphis, TN		(g)	309	316			309	316	625	9	1997	2/2005	(c)
Schlotzkys-Terrell, TX		(g)	216	334			216	334	550	9	1998	2/2005	(c)
Shell Oil-Austin, TX			802	571			802	571	1,374	16	2000	2/2005	(c)
Shell Oil-Rowlett, TX		(g)	1,701	553			1,701	553	2,254	15	1998	2/2005	(c)
Shell Oil-San Antonio, TX			219	257			219	257	476	7	1988	2/2005	(c)
Shell Oil-San Marcos, TX			840	488			840	488	1,328	14	2000	2/2005	(c)
Shoney's-Athens, AL		(g)	579	630			579	630	1,209	17	1982	2/2005	(c)
Shoney's-Brookhaven, MS			535	485			535	485	1,020	14	1988	2/2005	(c)
Shoney's-Charleston, WV		(g)	337	612			337	612	949	17	1981	2/2005	(c)
Shoney's-Columbia, SC			556	521			556	521	1,077	14	1986	2/2005	(c)
Shoney's-Cookeville, TN		(g)	760	795			760	795	1,554	22	1995	2/2005	(c)
Shoney's-Elizabethtown, KY		(g)	318	619			318	619	937	17	UNKNOWN	2/2005	(c)
Shoney's-Florence, AL		(g)	331	657			331	657	989	18	1966	2/2005	(c)
Shoney's-Gadsden, AL		(g)	319	609			319	609	928	17	1982	2/2005	(c)
Shoney's-Goodlettsville, TN			602	582			602	582	1,184	16	1988	2/2005	(c)
Shoney's-Grayson, KY		(g)	291	737			291	737	1,028	20	1994	2/2005	(c)
Shoney's-Grenada, MS			485	508			485	508	994	14	1991	2/2005	(c)
Shoney's-Hardeeville, SC		(g)	491	678			491	678	1,169	19	1985	2/2005	(c)
Shoney's-Hattiesburg, MS		(g)	427	594			427	594	1,021	17	1989	2/2005	(c)
Shoney's-Huntsville, AL			348	318			348	318	666	9	1989	2/2005	(c)
Shoney's-Jackson, MS		(g)	255	630			255	630	885	17	1989	2/2005	(c)
Shoney's-Lafayette, LA		(g)	432	554			432	554	985	15	1989	2/2005	(c)
Shoney's-Lawrenceburg, TN		(g)	460	536			460	536	996	15	1983	2/2005	(c)
Shoney's-Lewisburg, WV		(g)	506	658			506	658	1,164	18	1981	2/2005	(c)
Shoney's-Memphis, TN			512	537			512	537	1,048	15	1991	2/2005	(c)
Shoney's-Natchitoches, LA		(g)	364	560			364	560	924	16	1990	2/2005	(c)
Shoney's-Osage Beach, MO		(g)	389	735			389	735	1,124	20	UNKNOWN	2/2005	(c)
Shoney's-Owensboro, KY		(g)	170	616			170	616	786	17	1988	2/2005	(c)
Shoney's-Oxford, AL		(g)	292	635			292	635	928	18	UNKNOWN	2/2005	(c)
Shoney's-Parkersburg, WV			425	899			425	899	1,324	25	2004	2/2005	(c)
Shoney's-Pelham, AL			599	541			599	541	1,139	15	1992	2/2005	(c)
Shoney's-Princeton, WV		(g)	463	574			463	574	1,037	16	1975	2/2005	(c)
Shoney's-Ripley, WV		(g)	(e)				(e)			(d)	1981	2/2005	(c)
Shoney's-Ruston, LA		(g)	323	588			323	588	911	16	1993	2/2005	(c)
Shoney's-Summerville, SC		(g)	570	580			570	580	1,151	16	1995	2/2005	(c)
Shoney's-Valdosta, GA		(g)	375	634			375	634	1,009	18	2000	2/2005	(c)
Shoney's-West Columbia, SC			496	561			496	561	1,057	16	1994	2/2005	(c)
Shoney's-Windcrest, TX			701	523			701	523	1,224	15	1991	2/2005	(c)
Smokey Bones BBQ-Langhorne, PA	(i)		817				817		817	(d)	1976	6/1997	(c)
Smokey Bones BBQ-Morrow, GA	(i)	(g)	935	1,843			935	1,843	2,778	358	1999	4/1999	(c)
Sonny's Real Pit Bar-B-Q-Athens, GA		(g)	629	963			629	963	1,591	243	1981	6/1998	(c)
Sonny's Real Pit Bar-B-Q-Conyers, GA		(g)	371	593			371	593	964	150	1994	6/1998	(c)
Sonny's Real Pit Bar-B-Q-Doraville, GA		(g)	585	813			585	813	1,398	205	1990	6/1998	(c)
Sonny's Real Pit Bar-B-Q-Marietta, GA		(g)	502	871			502	871	1,373	220	1988	6/1998	(c)
Sonny's Real Pit Bar-B-Q-Norcross, GA		(g)	734	961			734	961	1,695	243	1986	6/1998	(c)
Sonny's Real Pit Bar-B-Q-Smyrna, GA		(g)	634	643			634	643	1,278	163	1981	6/1998	(c)
Sonny's Real Pit Bar-B-Q-Thomasville, GA		(g)	263	(e)			263	(e)	263	(e)	1999	12/1999	(e)
Sonny's Real Pit Bar-B-Q-Venice, FL			499	960			499	960	1,458	95	1978	7/1999	(c)
Spaghetti Warehouse-Arlington, TX		(g)	525	1,017			525	1,017	1,542	28	1994	2/2005	(c)
Spaghetti Warehouse-Aurora, IL		(g)	582	1,304			582	1,304	1,887	36	1993	2/2005	(c)
Spaghetti Warehouse-Austin, TX		(g)	705	1,059			705	1,059	1,764	29	1920	2/2005	(c)
Spaghetti Warehouse-Dallas, TX		(g)	608	1,639			608	1,639	2,247	51	1990	2/2005	(c)
Spaghetti Warehouse-Elk Grove Village, IL		(g)	525	1,215			525	1,215	1,740	37	1995	2/2005	(c)
Spaghetti Warehouse-Houston, TX		(g)	266	1,212			266	1,212	1,478	50	1906	2/2005	(c)
Spaghetti Warehouse-Marietta, GA		(g)	438	1,346			438	1,346	1,784	43	1986	2/2005	(c)
Spaghetti Warehouse-Memphis, TN		(g)	(f)	512			(f)	512	512	14	1905	2/2005	(c)
Spaghetti Warehouse-Oklahoma City, OK		(g)	169	1,749			169	1,749	1,918	149	1905	2/2005	(c)
Spaghetti Warehouse-Plano, TX		(g)	550	1,019			550	1,019	1,569	28	1993	2/2005	(c)
Spaghetti Warehouse-San Antonio, TX		(g)	230	1,314			230	1,314	1,544	62	1907	2/2005	(c)
Spaghetti Warehouse-Tulsa, OK		(g)	66	666			66	666	732	47	1917	2/2005	(c)
Sprint PCS Retail Store-St. Joseph, MO	(i)		379		388		379	388	767	103	1996	9/1996	(c)
Steak & Ale Restaurant-Altamonte, FL		(g)	1,006	691			1,006	691	1,697	174	1998	6/1998	(c)
Steak & Ale Restaurant-College Park, GA		(g)	802	(e)			802	(e)	802	(e)	1973	6/1998	(e)
Steak & Ale Restaurant-Conroe, TX		(g)	591	(e)			591	(e)	591	(e)	1993	6/1998	(e)
Steak & Ale Restaurant-Dallas, TX			550				550		550	(d)	1985	2/2005	(c)
Steak & Ale Restaurant-Greenville, SC		(g)	671	(e)			671	(e)	671	(e)	1976	6/1998	(e)
Steak & Ale Restaurant-Houston, TX		(g)	964	(e)			964	(e)	964	(e)	1973	6/1998	(e)
Steak & Ale Restaurant-Houston, TX		(g)	777	(e)			777	(e)	777	(e)	1972	6/1998	(e)
Steak & Ale Restaurant-Huntsville, AL		(g)	641	(e)			641	(e)	641	(e)	1974	6/1998	(e)
Steak & Ale Restaurant-Maitland, FL		(g)	684	(e)			684	(e)	684	(e)	1969	6/1998	(e)
Steak & Ale Restaurant-Memphis, TN		(g)	810	798			810	798	1,609	187	1979	12/1998	(c)
Steak & Ale Restaurant-Mesquite, TX		(g)	592	(e)			592	(e)	592	(e)	1988	6/1998	(e)
Steak & Ale Restaurant-Miami, FL		(g)	594	(e)			594	(e)	594	(e)	1974	6/1998	(e)
Steak & Ale Restaurant-Middletown, NJ		(g)	934	763			934	763	1,697	192	1985	6/1998	(c)
Steak & Ale Restaurant-Norcross, GA		(g)	740	(e)			740	(e)	740	(e)	1984	12/1998	(e)
Steak & Ale Restaurant-Pensacola, FL		(g)	354	(e)			354	(e)	354	(e)	1978	6/1998	(e)
Steak & Ale Restaurant-Tulsa, OK		(g)	434	(e)			434	(e)	434	(e)	1969	6/1998	(e)
Steak N Shake-Tampa, FL			581	(e)			581	(e)	581	(e)	1994	2/2005	(e)
Sunoco-Baltimore, MD			798	818			798	818	1,615	23	1998	2/2005	(c)
Sunview-Beaver Dam, WI			240	160			240	160	400	4	1989	2/2005	(c)
Super Smokers BBQ Restaurant-St. Peters, MO		(g)	377	692			377	692	1,069	153	1981	3/1999	(c)
Sweet Tomatoes-Coral Springs, FL		(g)	879	843			879	843	1,721	51	1997	3/2004	(c)
Taco Bell-Anniston, AL			200	353			200	353	553	10	1993	2/2005	(c)
Taco Bell-Arlington, TX		(g)	277		550		277	550	827	100	2000	8/2000	(c)
Taco Bell-Bishop, CA			746	288			746	288	1,035	8	1988	2/2005	(c)
Taco Bell-Colonial Heights, VA		(g)	447	384			447	384	831	87	1994	2/1999	(c)
Taco Bell-Dallas, TX		(g)	335	695			335	695	1,030	147	1997	7/1999	(c)
Taco Bell-Dallas, TX		(g)	356		497		356	497	853	94	2000	4/2000	(c)
Taco Bell-Detriot, MI			473	400			473	400	873	11	1990	2/2005	(c)
Taco Bell-Detroit, MI			493	359			493	359	852	10	1990	2/2005	(c)
Taco Bell-Edgewood, MD		(g)	1,030	366			1,030	366	1,396	10	1989	2/2005	(c)
Taco Bell-Hayes, VA		(g)	300	(e)			300	(e)	300	(e)	1994	2/1999	(e)
Taco Bell-Kingston, TN		(g)	232	282			232	282	514	8	1997	2/2005	(c)
Taco Bell-Livingston, TN		(g)	212	(e)			212	(e)	212	(e)	1998	10/1998	(e)
Taco Bell-Longwood, FL			566	326			566	326	892	9	1988	2/2005	(c)
Taco Bell-Muncie, IN			172	402			172	402	574	11	1967	2/2005	(c)
Taco Bell-Orlando, FL			(e)				(e)			(d)	2004	12/2004	(c)
Taco Bell-Portsmouth, VA		(g)	309	(e)			309	(e)	309	(e)	1997	2/2005	(e)
Taco Bell-Richmond, VA		(g)	403	(e)			403	(e)	403	(e)	1994	2/1999	(e)
Taco Bell-Richmond, VA		(g)	405	451			405	451	856	102	1994	2/1999	(c)
Taco Bell-Richmond, VA		(g)	475	479			475	479	954	108	1994	2/1999	(c)
Taco Bell-Saint Augustine, FL			735	290			735	290	1,025	3	1986	9/2005	(c)
Taco Bell-Shreveport, LA			247	140			247	140	387	2	1985	9/2005	(c)
Taco Bell-St. Louis, MO		(g)	350	(e)			350	(e)	350	(e)	1991	10/1998	(e)
Taco Bell-St. Louis, MO		(g)	309	351			309	351	660	84	1991	10/1998	(c)
Taco Bell-Wentzville, MO		(g)	339		491		339	491	830	61	1999	5/2000	(c)
Taco Bell-Williamsburg, VA		(g)	344	(e)			344	(e)	344	(e)	1994	2/1999	(e)
Taco Bueno-Amarillo, TX			421	347			421	347	768	4	2004	9/2005	(c)
Taco Bueno-Frisco, TX			581	494			581	494	1,075	5	2004	9/2005	(c)
Taco Bueno-Lubbock, TX			554	447			554	447	1,001	5	2004	9/2005	(c)
Taco Bueno-North Richland Hills, TX			474	460			474	460	934	5	2004	9/2005	(c)
Taco Cabana-Arlington, TX		(g)	474	421			474	421	895	12	1997	12/2000	(c)
Taco Cabana-Austin, TX		(g)	566	385			566	385	951	11	1980	12/2000	(c)
Taco Cabana-Austin, TX		(g)	538	347			538	347	885	10	1990	12/2000	(c)
Taco Cabana-Austin, TX		(g)	492	402			492	402	894	11	1997	12/2000	(c)
Taco Cabana-Austin, TX			699	558			699	558	1,257	16	1984	2/2005	(c)
Taco Cabana-Dallas, TX		(g)	646	329			646	329	975	9	1992	12/2000	(c)
Taco Cabana-Dallas, TX		(g)	492	391			492	391	883	11	1997	12/2000	(c)
Taco Cabana-Dallas, TX			376	480			376	480	856	13	1988	2/2005	(c)
Taco Cabana-Dallas, TX			372	465			372	465	837	13	1987	2/2005	(c)
Taco Cabana-Denton, TX		(g)	568	402			568	402	970	11	2000	12/2000	(c)
Taco Cabana-Houston, TX		(g)	659	376			659	376	1,034	11	1987	12/2000	(c)
Taco Cabana-Houston, TX		(g)	743	404			743	404	1,147	11	1998	12/2000	(c)
Taco Cabana-Houston, TX		(g)	763	326			763	326	1,089	9	1990	12/2000	(c)
Taco Cabana-Houston, TX		(g)	562	402			562	402	963	11	1994	12/2000	(c)
Taco Cabana-Houston, TX		(g)	560	426			560	426	986	12	1990	12/2000	(c)
Taco Cabana-Houston, TX		(g)	541	344			541	344	885	10	1990	12/2000	(c)
Taco Cabana-Houston, TX		(g)	864	391			864	391	1,256	11	1998	12/2000	(c)
Taco Cabana-Houston, TX		(g)	788	486			788	486	1,274	14	1999	12/2000	(c)
Taco Cabana-Pasadena, TX		(g)	495	352			495	352	847	10	1994	12/2000	(c)
Taco Cabana-Pflugerville, TX		(g)	689	410			689	410	1,099	12	1998	12/2000	(c)
Taco Cabana-San Antonio, TX		(g)	469	346			469	346	815	10	1995	12/2000	(c)
Taco Cabana-San Antonio, TX		(g)	570	352			570	352	922	10	1993	12/2000	(c)
Taco Cabana-San Antonio, TX		(g)	732	347			732	347	1,079	10	1994	12/2000	(c)
Taco Cabana-San Antonio, TX		(g)	633	299			633	299	932	8	1997	12/2000	(c)
Taco Cabana-San Antonio, TX		(g)	519	353			519	353	871	10	1986	2/2005	(c)
Taco Cabana-San Antonio, TX		(g)	509	406			509	406	915	11	1985	2/2005	(c)
Taco Cabana-San Antonio, TX		(g)	588	418			588	418	1,006	12	1983	2/2005	(c)
Taco Cabana-San Antonio, TX			527	293			527	293	820	8	1986	2/2005	(c)
Taco Cabana-San Antonio, TX			535	406			535	406	941	11	1989	2/2005	(c)
Taco Cabana-San Antonio, TX		(g)	1,087	409			1,087	409	1,495	11	1984	2/2005	(c)
Taco Cabana-San Antorio, TX		(g)	369	327			369	327	696	9	1994	12/2000	(c)
Taco Cabana-Schertz, TX		(g)	462	407			462	407	869	11	1998	2/2005	(c)
Taco Cabana-Universal City, TX		(g)	402	382			402	382	785	11	1995	2/2005	(c)
Taqueria El Rodeo-San Antonio, TX			200	324			200	324	524	9	1979	2/2005	(c)
TB/PH-Weirton, WV	(i)		(f)	178			(f)	178	178	42	1979	3/1997	(c)
TCF National Bank-Crystal, MN		(g)	371	432			371	432	802	119	1981	10/1997	(c)
Tequila's-San Antonio, TX			274	276			274	276	550	8	1977	2/2005	(c)
Texaco-Rockwall, TX		(g)	764	403			764	403	1,167	11	1998	2/2005	(c)
Texas Roadhouse-Ammon, ID		(g)	506		806		506	806	1,312	164	1999	12/1999	(c)
Texas Roadhouse-Arvada, CO		(g)	538		1,149		538	1,149	1,687	202	2000	9/2000	(c)
Texas Roadhouse-Aurora, CO		(g)	657		1,209		657	1,209	1,866	234	1999	3/2000	(c)
Texas Roadhouse-Cedar Rapids, IA		(g)	582		1,085		582	1,085	1,667	208	2000	5/2000	(c)
Texas Roadhouse-College Station, TX		(g)	520		1,074		520	1,074	1,594	197	2000	6/2000	(c)
Texas Roadhouse-Concord, NC		(g)	664		987		664	987	1,651	184	2000	5/2000	(c)
Texas Roadhouse-Dickson City, PA		(g)	596		1,079		596	1,079	1,675	153	2000	11/2000	(c)
Texas Roadhouse-Fayetteville, NC			(e)	(e)			(e)	(e)	(e)	(e)	1998	2/1999	(e)
Texas Roadhouse-Gastonia, NC		(g)	235		1,116		235	1,116	1,351	225	1999	12/1999	(c)
Texas Roadhouse-Grand Prairie, TX		(g)	647	836			647	836	1,483	23	1997	2/2005	(c)
Texas Roadhouse-Hickory, NC		(g)	560		1,032		560	1,032	1,593	212	1999	9/1999	(c)
Texas Roadhouse-Kenosha, WI			682	1,062			682	1,062	1,744	30	2002	8/2002	(c)
Texas Roadhouse-Shively, KY		(g)	714	996			714	996	1,709	204	1998	11/1999	(c)
TGI Friday's/Deco's-San Diego, CA		(g)	(e)	(e)	3,646		(e)	(e)	(e)	(e)	1998	3/1999	(e)
TGI Friday's-Goodyear, AZ		(g)	967		1,727		967	1,727	2,694	338	1999	2/2000	(c)
TGI Friday's-Henderson, NV		(g)	1,385	(e)			1,385	(e)	1,385	(e)	1999	10/1999	(e)
TGI Friday's-Homestead, PA		(g)	1,210	1,064			1,210	1,064	2,274	30	2000	2/2005	(c)
TGI Friday's-Independence, MO		(g)	856	(e)			856	(e)	856	(e)	1999	3/1999	(e)
TGI Friday's-Leawood, KS		(g)	2,459	(e)			2,459	(e)	2,459	(e)	2000	6/2000	(e)
TGI Friday's-Mesa, AZ		(g)	914	(e)			914	(e)	914	(e)	1997	5/1998	(e)
TGI Friday's-Shawnee, KS		(g)	885	(e)			885	(e)	885	(e)	1999	3/2000	(e)
TGI Friday's-Temecula, CA		(g)	1,240	(e)			1,240	(e)	1,240	(e)	1999	12/1999	(e)
TGI Friday's-Union City, CA		(g)	1,213	(e)			1,213	(e)	1,213	(e)	1999	4/2000	(e)
TGI Friday's-Warwick, RI			2,012	1,059			2,012	1,059	3,071	29	1984	2/2005	(c)
The Egg Roll Factory-Rocky Mount, NC			310	348			310	348	657	10	1984	2/2005	(c)
The Italian Pie-Warner Robins, GA			219	146			219	146	365	4	1996	2/2005	(c)
Tropic Sun II-Stevens Point, WI		(g)	198	302			198	302	500	8	1979	2/2005	(c)
Undeveloped Land-Carrollton, TX		(g)	800				800		800	(d)	N/A	2/2005	(c)
Undeveloped Land-Metter, GA		(g)	(e)				(e)			(d)	N/A	2/2005	(c)
Undeveloped Land-Orlando, FL			361				361		361	(d)	N/A	9/1998	(c)
Undeveloped Land-Rowlett, TX		(g)	5				5		5	(d)	N/A	2/2005	(c)
Up The Creek Fish Camp-Snellville, GA		(g)	839	792			839	792	1,631	22	1998	2/2005	(c)
Verizon Wireless-Statesville, NC			354	313			354	313	667	9	1993	2/2005	(c)
Village Inn-Omaha, NE		(g)	512	756			512	756	1,268	154	1989	10/1999	(c)
Waffle House-Atlantic Beach, FL			215	231			215	231	446	6	1986	2/2005	(c)
Waffle House-Clearwater, FL			309	215			309	215	524	6	1988	2/2005	(c)
Waffle House-Cocoa, FL			322	259			322	259	581	7	1986	2/2005	(c)
Waffle House-Roanoke, VA			190	234			190	234	424	7	1987	2/2005	(c)
Wendy's-Alcoa, TN		(g)	167	346			167	346	513	10	1968	2/2005	(c)
Wendy's-Anderson, SC			1,029	256			1,029	256	1,285	1	1975	12/2005	(c)
Wendy's-Annapolis, MD			741	835			741	835	1,576	26	1979	2/2005	(c)
Wendy's-Anniston, AL			170	145			170	145	315		1977	12/2005	(c)
Wendy's-Anniston, AL			140	138			140	138	277		1978	12/2005	(c)
Wendy's-Arkadelphia, AR			438	286			438	286	724	1	1989	12/2005	(c)
Wendy's-Arlington, VA		(g)	886	324			886	324	1,210	9	1983	2/2005	(c)
Wendy's-Arlington, WA			869	433			869	433	1,302	1	1994	12/2005	(c)
Wendy's-Atascadero, CA		(g)	486		706		486	706	1,192	129	2000	7/2000	(c)
Wendy's-Atlanta, GA			395	294			395	294	689	1	1978	12/2005	(c)
Wendy's-Austell, GA			383	251			383	251	634	1	1994	12/2005	(c)
Wendy's-Baltimore, MD			408	644			408	644	1,052	20	2000	2/2005	(c)
Wendy's-Baltimore, MD			464	500			464	500	964	14	1987	2/2005	(c)
Wendy's-Bardstown, KY			1,172	267			1,172	267	1,438	1	1985	12/2005	(c)
Wendy's-Batesville, AR			871	246			871	246	1,117	1	1985	12/2005	(c)
Wendy's-Baton Rouge, LA			443	311			443	311	754	1	1998	12/2005	(c)
Wendy's-Benton, AR			989	252			989	252	1,241	1	1978	12/2005	(c)
Wendy's-Bentonville, AR			698	298			698	298	996	1	1992	12/2005	(c)
Wendy's-Birmingham, AL			1,003	257			1,003	257	1,260	1	1977	12/2005	(c)
Wendy's-Bowie, MD			872	1,258			872	1,258	2,130	38	1997	2/2005	(c)
Wendy's-Bowling Green, OH			740	455			740	455	1,195	1	1992	12/2005	(c)
Wendy's-Brunswick, GA			1,061	363			1,061	363	1,424	1	1984	12/2005	(c)
Wendy's-Bryant, AR			597	284			597	284	881	1	1991	12/2005	(c)
Wendy's-Burlington, WA			576	444			576	444	1,019	1	1991	12/2005	(c)
Wendy's-Cabot, AR			650	281			650	281	931	1	1991	12/2005	(c)
Wendy's-California, MD			625	797			625	797	1,422	24	1994	2/2005	(c)
Wendy's-Camarillo, CA		(g)	640		689		640	689	1,329	218	1996	7/1996	(c)
Wendy's-Camp Springs, MD			572	1,105			572	1,105	1,677	34	1997	2/2005	(c)
Wendy's-Carmel Mountain, CA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	10/1998	(e)
Wendy's-Cayce, SC			700	287			700	287	987	1	1976	12/2005	(c)
Wendy's-Chambersburg, PA			367	344			367	344	711	1	1998	12/2005	(c)
Wendy's-Cocoa, FL			539	301			539	301	839	1	1979	12/2005	(c)
Wendy's-Columbia, SC			762	276			762	276	1,038	1	1975	12/2005	(c)
Wendy's-Columbia, SC			1,220	276			1,220	276	1,496	1	1979	12/2005	(c)
Wendy's-Columbia, SC			328	180			328	180	508	1	1979	12/2005	(c)
Wendy's-Columbia, SC			502	266			502	266	767	1	1993	12/2005	(c)
Wendy's-Conway, AR			1,025	250			1,025	250	1,276	1	1978	12/2005	(c)
Wendy's-Conway, AR			903	290			903	290	1,193	1	1993	12/2005	(c)
Wendy's-Creedmoor, NC			853	290			853	290	1,143	1	1985	12/2005	(c)
Wendy's-Denver, CO			930	369			930	369	1,299	1	1984	12/2005	(c)
Wendy's-Douglasville, GA			684	292			684	292	975	1	1994	12/2005	(c)
Wendy's-Dublin, GA			437	506			437	506	943	6	1980	9/2005	(c)
Wendy's-E.York, PA			671	436			671	436	1,106	1	1996	12/2005	(c)
Wendy's-El Dorado, AR			1,004	237			1,004	237	1,241	1	1978	12/2005	(c)
Wendy's-Elizabethtown, PA			895	458			895	458	1,352	1	1999	12/2005	(c)
Wendy's-Enid, OK			793	466			793	466	1,259	1	2003	12/2005	(c)
Wendy's-Fairfax, VA			1,182	1,311			1,182	1,311	2,493	40	1993	2/2005	(c)
Wendy's-Fairfax, VA			551	882			551	882	1,433	27	1983	2/2005	(c)
Wendy's-Falmouth, VA			395	880			395	880	1,275	27	1994	2/2005	(c)
Wendy's-Fayetteville, AR			737	296			737	296	1,034	1	1994	12/2005	(c)
Wendy's-Fayetteville, AR			377	306			377	306	683	1	1999	12/2005	(c)
Wendy's-Frederick, MD			510	779			510	779	1,290	24	1978	2/2005	(c)
Wendy's-Ft.Smith, AR			798	280			798	280	1,077	1	1995	12/2005	(c)
Wendy's-Ft.Smith, AR			601	267			601	267	868	1	1995	12/2005	(c)
Wendy's-Gainesville, TX			262	279			262	279	541	8	1986	2/2005	(c)
Wendy's-Goodland, KS			208	262			208	262	470	1	1984	12/2005	(c)
Wendy's-Grafton, VA			854	366			854	366	1,221	1	1985	12/2005	(c)
Wendy's-Greenville, SC			599	266			599	266	866	1	1975	12/2005	(c)
Wendy's-Greenwood, SC			943	280			943	280	1,223	1	1979	12/2005	(c)
Wendy's-Groton, CT			1,092	337			1,092	337	1,429	1	1978	12/2005	(c)
Wendy's-Hayes, VA			483	354			483	354	837	1	1986	12/2005	(c)
Wendy's-Hogansville, GA			269	433			269	433	701	1	1998	12/2005	(c)
Wendy's-Hot Springs, AR			567	262			567	262	828	1	1976	12/2005	(c)
Wendy's-Houston, TX			541	286			541	286	827	3	1981	9/2005	(c)
Wendy's-Houston, TX			333	138			333	138	470		1975	12/2005	(c)
Wendy's-Houston, TX			224	149			224	149	372		1984	12/2005	(c)
Wendy's-Houston, TX			304	186			304	186	490	1	1984	12/2005	(c)
Wendy's-Houston, TX			385	182			385	182	567	1	1994	12/2005	(c)
Wendy's-Hunt Valley, MD			1,002	755			1,002	755	1,757	23	1997	2/2005	(c)
Wendy's-Indialantic, FL			561	242			561	242	803	1	1985	12/2005	(c)
Wendy's-Indianapolis, IN			232	204			232	204	436	1	1985	12/2005	(c)
Wendy's-Jacksonville, AR			1,134	305			1,134	305	1,440	1	1977	12/2005	(c)
Wendy's-Jacksonville, FL			463	226			463	226	688	1	1979	12/2005	(c)
Wendy's-Jonestown, PA			875	424			875	424	1,298	1	2001	12/2005	(c)
Wendy's-Keyport, NJ			786	379			786	379	1,165	1	1978	12/2005	(c)
Wendy's-Kingwood, TX			905	316			905	316	1,221	4	2001	9/2005	(c)
Wendy's-Kingwood, TX			923	310			923	310	1,233	3	1985	9/2005	(c)
Wendy's-Knoxville, TN		(g)	358		445		358	445	803	141	1996	5/1996	(c)
Wendy's-Knoxville, TN		(g)	556		442		556	442	998	108	1998	8/1998	(c)
Wendy's-Knoxville, TN		(g)	(e)	(e)	464		(e)	(e)	(e)	(e)	1998	9/1998	(e)
Wendy's-Landover, MD			230	408			230	408	638	11	1978	2/2005	(c)
Wendy's-Leominster, MA			880	445			880	445	1,324	1	1985	12/2005	(c)
Wendy's-Lewistown, PA			193	186			193	186	379	1	1985	12/2005	(c)
Wendy's-Lithia Springs, GA			669	292			669	292	961	1	1991	12/2005	(c)
Wendy's-Little Rock, AR			738	344			738	344	1,082	1	1976	12/2005	(c)
Wendy's-Little Rock, AR			787	258			787	258	1,045	1	1977	12/2005	(c)
Wendy's-Little Rock, AR			904	277			904	277	1,181	1	1978	12/2005	(c)
Wendy's-Little Rock, AR			557	268			557	268	826	1	1982	12/2005	(c)
Wendy's-Little Rock, AR			793	257			793	257	1,051	1	1983	12/2005	(c)
Wendy's-Little Rock, AR			754	276			754	276	1,030	1	1987	12/2005	(c)
Wendy's-Little Rock, AR			985	287			985	287	1,272	1	1994	12/2005	(c)
Wendy's-Livingston, TN			362	(e)			362	(e)	362	(e)	1996	2/2005	(e)
Wendy's-Louisville, KY			391	227			391	227	617	1	1974	12/2005	(c)
Wendy's-Louisville, KY			459	305			459	305	764	1	1978	12/2005	(c)
Wendy's-Louisville, KY			633	313			633	313	946	1	1978	12/2005	(c)
Wendy's-Louisville, KY			211	156			211	156	367		1978	12/2005	(c)
Wendy's-Louisville, KY			158	122			158	122	279		1978	12/2005	(c)
Wendy's-Louisville, KY			445	357			445	357	803	1	1982	12/2005	(c)
Wendy's-Louisville, KY			526	315			526	315	841	1	1983	12/2005	(c)
Wendy's-Mableton, GA			351	264			351	264	614	1	1978	12/2005	(c)
Wendy's-Madison Hts., MI			416	308			416	308	723	1	1984	12/2005	(c)
Wendy's-Maysville, KY			633	370			633	370	1,003	1	1985	12/2005	(c)
Wendy's-Mechanicsville, VA			391	375			391	375	766	11	1988	2/2005	(c)
Wendy's-Melbourne, FL			859	351			859	351	1,210	1	1976	12/2005	(c)
Wendy's-Melbourne, FL			766	412			766	412	1,178	1	1993	12/2005	(c)
Wendy's-Memphis, TN			254	202			254	202	456	1	1981	12/2005	(c)
Wendy's-Merritt Island, FL			739	381			739	381	1,120	1	1990	12/2005	(c)
Wendy's-Mesa, AZ			814	336			814	336	1,150	9	1986	2/2005	(c)
Wendy's-Midlothian, VA		(g)	611	367			611	367	977	10	1991	2/2005	(c)
Wendy's-Milford, NH			297	242			297	242	539	1	1993	12/2005	(c)
Wendy's-Millville, NJ			1,232	408			1,232	408	1,640	1	1981	12/2005	(c)
Wendy's-Minden, LA			268	246			268	246	514	1	1997	12/2005	(c)
Wendy's-Missouri City, TX			466	231			466	231	697	1	1997	12/2005	(c)
Wendy's-Myrtle Beach, SC			795	308			795	308	1,103	1	1978	12/2005	(c)
Wendy's-N.Canton, OH			617	401			617	401	1,018	1	1985	12/2005	(c)
Wendy's-N.Haven, CT			851	441			851	441	1,292	1	1977	12/2005	(c)
Wendy's-N.Little Rock, AR			735	260			735	260	995	1	1975	12/2005	(c)
Wendy's-N.Myrtle Beach, SC			1,042	284			1,042	284	1,327	1	1983	12/2005	(c)
Wendy's-N.Tazewell, VA			190	207			190	207	397	1	1991	12/2005	(c)
Wendy's-New Braunfels, TX			663	282			663	282	945	1	1984	12/2005	(c)
Wendy's-New Port Richey, FL			491	318			491	318	809	1	1975	12/2005	(c)
Wendy's-New Smyrna Bch., FL			764	240			764	240	1,004	1	1982	12/2005	(c)
Wendy's-Norwich, CT			837	355			837	355	1,192	1	1979	12/2005	(c)
Wendy's-Oregon, OH			1,198	373			1,198	373	1,571	1	1978	12/2005	(c)
Wendy's-Ormond Beach, FL			668	354			668	354	1,022	1	1984	12/2005	(c)
Wendy's-Ormond Beach, FL			631	442			631	442	1,072	1	1994	12/2005	(c)
Wendy's-Pasadena, MD			521	762			521	762	1,283	23	1997	2/2005	(c)
Wendy's-Paso Robles, CA		(g)	489		736		489	736	1,225	151	1999	9/1999	(c)
Wendy's-Payson, AZ			819	333			819	333	1,152	9	1986	2/2005	(c)
Wendy's-Philadelphia, PA			989	478			989	478	1,468	1	1976	12/2005	(c)
Wendy's-Pine Bluff, AR			228	210			228	210	438	1	1977	12/2005	(c)
Wendy's-Pine Bluff, AR			843	300			843	300	1,143	1	1999	12/2005	(c)
Wendy's-Port Orange, FL			669	371			669	371	1,040	1	1996	12/2005	(c)
Wendy's-Roanoke, VA			467	385			467	385	852	3	1983	10/2005	(c)
Wendy's-Rogers, AR			909	289			909	289	1,199	1	1994	12/2005	(c)
Wendy's-Russellville, AR			695	262			695	262	956	1	1978	12/2005	(c)
Wendy's-S.Daytona, FL			685	322			685	322	1,007	1	1980	12/2005	(c)
Wendy's-S.Hill, VA			789	299			789	299	1,089	1	1984	12/2005	(c)
Wendy's-Salisbury, MD		(g)	622	437			622	437	1,059	12	1993	2/2005	(c)
Wendy's-San Antonio, TX			175	140			175	140	315		1979	12/2005	(c)
Wendy's-San Antonio, TX			282	201			282	201	483	1	1985	12/2005	(c)
Wendy's-San Antonio, TX			301	177			301	177	479		1985	12/2005	(c)
Wendy's-San Antonio, TX			578	347			578	347	926	1	1986	12/2005	(c)
Wendy's-San Antonio, TX			164	147			164	147	311		1986	12/2005	(c)
Wendy's-San Diego, CA		(g)	(e)	(e)	590		(e)	(e)	(e)	(e)	1996	12/1996	(e)
Wendy's-Santa Maria, CA		(g)	(e)	(e)	700		(e)	(e)	(e)	(e)	2000	4/2000	(e)
Wendy's-Searcy, AR			1,024	251			1,024	251	1,276	1	1978	12/2005	(c)
Wendy's-Sevierville, TN		(g)	(e)	(e)	532		(e)	(e)	(e)	(e)	1996	6/1996	(e)
Wendy's-Seymour, TN		(g)	(e)	(e)	473		(e)	(e)	(e)	(e)	1998	10/1998	(e)
Wendy's-Shepherdsville, KY			770	269			770	269	1,040	1	1985	12/2005	(c)
Wendy's-Sinking Spring, PA			528	545			528	545	1,073	2	1999	12/2005	(c)
Wendy's-Smyrna, GA			628	354			628	354	982	1	1990	12/2005	(c)
Wendy's-Spartanburg, SC			1,043	260			1,043	260	1,303	1	1977	12/2005	(c)
Wendy's-Sparta, TN			294	326			294	326	620	9	1997	2/2005	(c)
Wendy's-Springdale, AR			488	369			488	369	857	1	1994	12/2005	(c)
Wendy's-Springdale, AR			728	314			728	314	1,042	1	1997	12/2005	(c)
Wendy's-Springs, TX			347	198			347	198	545	2	2004	9/2005	(c)
Wendy's-Spring, TX			902	255			902	255	1,157	3	1986	9/2005	(c)
Wendy's-St.Augustine, FL			598	351			598	351	950	1	1980	12/2005	(c)
Wendy's-St.Augustine, FL			491	249			491	249	740	1	1988	12/2005	(c)
Wendy's-Starke, FL			612	278			612	278	890	1	1979	12/2005	(c)
Wendy's-Stockbridge, GA			517	302			517	302	819	8	1986	2/2005	(c)
Wendy's-Stuttgart, AR			352	413			352	413	765	1	2000	12/2005	(c)
Wendy's-Suitland, MD			205	375			205	375	580	10	1978	2/2005	(c)
Wendy's-Tampa, FL			1,159	361			1,159	361	1,519	10	1984	2/2005	(c)
Wendy's-Tampa, FL			575	345			575	345	920	10	1987	2/2005	(c)
Wendy's-The Dalles, OR			386	335			386	335	721	1	1993	12/2005	(c)
Wendy's-Thomaston, GA			391	521			391	521	913	6	1988	9/2005	(c)
Wendy's-Tinton Falls, NJ			1,090	438			1,090	438	1,528	1	1977	12/2005	(c)
Wendy's-Titusville, FL			410	258			410	258	668	1	1978	12/2005	(c)
Wendy's-Titusville, FL			747	275			747	275	1,022	1	1984	12/2005	(c)
Wendy's-Titusville, FL			617	392			617	392	1,009	1	1996	12/2005	(c)
Wendy's-Vail, CO			2,378	654			2,378	654	3,032	18	1987	2/2005	(c)
Wendy's-Van Buren, AR			406	349			406	349	755	1	1994	12/2005	(c)
Wendy's-Washington, DC		(g)	679	347			679	347	1,027	10	1983	2/2005	(c)
Wendy's-Westlake Village, CA		(g)	841		699		841	699	1,540	179	1998	5/1998	(c)
Wendy's-Westminster, CO			1,174	464			1,174	464	1,638	1	1986	12/2005	(c)
Wendy's-Whitehall, OH			820	360			820	360	1,181	1	1983	12/2005	(c)
Wendy's-Whiteville, NC			847	303			847	303	1,150	1	1992	12/2005	(c)
Wendy's-Wilkins Township, PA		(g)	874	447			874	447	1,321	12	1979	2/2005	(c)
Wendy's-Woodbridge, VA			657	948			657	948	1,604	29	1996	2/2005	(c)
Wendy's-Woodbridge, VA			137	385			137	385	522	11	1978	2/2005	(c)
Wendy's-Worcester, MA		(g)	520	513			520	513	1,033	14	1996	2/2005	(c)
Wendy's-Wrens, GA			321	433			321	433	754	5	UNKNOWN	9/2005	(c)
Whataburger-Angleton, TX			482	334			482	334	816	4	UNKNOWN	9/2005	(c)
Whataburger-Edna, TX			826	258			826	258	1,084	3	1987	9/2005	(c)
Whataburger-El Campo, TX			672	224			672	224	896	2	1988	9/2005	(c)
Whataburger-Ingleside, TX			598	189			598	189	787	2	1986	9/2005	(c)
Whataburger-Mercedes, TX			671	160			671	160	831	2	1989	9/2005	(c)
Whataburger-San Antonio, TX			602	200			602	200	802	2	1988	9/2005	(c)
Whatley Automotive-Barnwell, SC			356	227			356	227	582	6	1997	2/2005	(c)
Whistle Junction-Spring Hill, FL		(g)	591		1,175		591	1,175	1,767	354	1996	1/1997	(c)
Williams Fried Chicken-Garland, TX			144	315			144	315	459	9	1983	2/2005	(c)
Other (h)	(i)	(g)	29,955	42,286	3,037		29,955	45,323	75,278	3,158	(h)	(h)	(c), (e)
			947,095	738,467	153,995		947,095	881,465	1,828,560	83,321

TRUSTREET ROPERTIES, INC.
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2005

(a)
Transactions in real estate and accumulated depreciation during 2005, 2004 and 2003 are summarized below. The balances in 2005, 2004 and 2003 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

	(In thousands)
	Cost (b)(j)	Accumulated Depreciation
Properties the Company has Invested in Under Operating Leases:

Balance, December 31, 2002	$569,618	$39,108
Acquisitions	—	—
Right of way taking	(43)	—
Reclassifications from capital leases	1,047	423
Depreciation expense (c)	—	9,781

Balance, December 31, 2003	570,622	49,312
Acquisitions	18,809	—
Right of way taking	(11)	—
Reclassifications from capital leases	376	—
Depreciation expense (c)	—	9,586

Balance, December 31, 2004	589,796	58,898
Acquisitions	293,439	—
Acquired through the Merger	945,765	—
Demolition/Right of way taking	(978)	(194)
Reclassifications from capital leases	538	—
Depreciation expense (c)	—	24,617
Balance December 31, 2005	$1,828,560	$83,321

Property of Joint Venture in Which the Company has a 59.22% Interest and has Invested Under an Operating Lease:	(In thousands)

Balance, December 31, 2002	$1,716	$139
Depreciation expense	—	34

Balance, December 31, 2003	1,716	173
Depreciation expense	—	34

Balance, December 31, 2004	1,716	207
Depreciation Expense	—	34
Balance, December 31, 2005	$1,716	$241

TRUSTREET PROPERTIES, INC.
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
DEPRECIATION - CONTINUED
December 31, 2005

(b)
As of December 31, 2005, 2004 and 2003, the aggregate depreciated cost of the properties owned by the Company and its consolidated joint ventures for federal income tax purposes was $1,910.1 million, $689.1 million and $621.5 million, respectively. Substantially all of the leases are treated as operating leases for federal income tax purposes.

(c)	Depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(d)	The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

(e)
For financial reporting purposes, certain components of the lease relating to land and/or building have been recorded as a capital lease. Accordingly, costs relating to these components have been included in capital leases and depreciation is not applicable.

(f)
The Company owns the building only relating to this property. This property is subject to a ground lease between the tenant and an unaffiliated third party. In connection therewith, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord of the land. The tri-party agreement or assignment of interest each provide that the tenant is responsible for all obligations under the ground lease and provide certain rights to the Company to help protect its interest in the building in the event of a default by the tenant under the terms of the ground lease.

(g)	The property(ies) is/are encumbered at December 31, 2005.

(h)
Included as “other” are some properties for which the land and/or building have been recorded as a capital lease, and some properties where the Company owns the building only, as described above. Dates of construction for the properties included as “other” range from 1955 to 2001 and dates acquired range from 1997 to 2005.

(i)
For financial reporting purposes, the undepreciated cost of the following properties was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairments by recording an allowance for loss on land and/or building or net investment in capital lease in the amounts listed below for each property as of December 31, 2005. The impairments at December 31, 2005 represent the difference between the properties' carrying values and managements estimate of the net realizable value of the properties based upon anticipated sales prices to interested third parties. The cost of the properties presented on this schedule is the gross amount at which the properties were carried at December 31, 2005, excluding the allowances for loss.

TRUSTREET PROPERTIES, INC.
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
DEPRECIATION - CONTINUED
December 31, 2005

(j)  (continued)

The following is a list of properties and the related impairment at December 31, 2005:

Total (In thousands)

Bandana’s Bar-B-Q Restaurant-Arnold, MO	$ 190
Bandana’s Bar-B-Q Restaurant-Collinsville, IL	150
Bandana’s Bar-B-Q Restaurant-Columbia, MO	133
Bandana’s Bar-B-Q Restaurant-Crystal City, MO	133
Bandana’s Bar-B-Q Restaurant-Fenton, MO	150
Bill Johnson’s Big Apple-Glendale, AZ	380
Black-eyed Pea-Fort Worth, TX	313
Chevys-Clearwater, FL	6
Chevys-Jacksonville, FL	1,301
Chevys-Lake Mary, FL	304
Clay Pit-Addison, TX	250
Culpepper Restaurant-Bridgeton, MO	150
Denny’s-Lee Summit, MO	190
Denny’s-Merriam, KS	183
Denny’s-N. Kansas City, MO	190
Denny’s-Sedalia, MO	190
Imperial Super Buffet-Eastlake, OH	850
Johnny Carino’s-Brandon, FL	103
Jose Pepper’s Restaurant-Blue Springs, MO	161
Longhorn Steakhouse-Tampa, FL	257
Renewal by Anderson-Centennial, CO	350
Schlotzkys-Dallas, TX	7
Smokey Bones BBQ-Langhorne, PA	86
Smokey Bones BBQ-Morrow, GA	521
Sprint PCS Retail Store-St. Joseph, MO	143
TB/PH-Weirton, WV	108
Other	4,604
$ 11,403

Trustreet Properties, Inc.
Schedule IV - Mortgage Loans on Real Estate
December 31, 2005
(In thousands except for number of shares)

Description	Interest Rate	Final Maturity Date	Periodic Payment Term	Prior Liens	Face Amount of Mortgages		Carrying Amount of Mortgages	Principal Amount of Loans Subject to Delinquent Principal or Interest

Castle Hill Holding V, LLC	10.75%	2/1/2016	Note 1		8,475		6,557

Capitas Group, LLC	10.00%	2/1/2023	Note 1		4,900		4,686

Border Patrol Wisconsin, Inc.	9.10%	6/1/2019	Note 1		3,834		3,531

Border Patrol Wisconsin, Inc.	9.42%	6/1/2019	Note 1		2,612		2,804

Border Patrol Wisconsin, Inc.	8.96%	6/1/2019	Note 1		2,900		2,659

Castle Hill Holding VI, LLC	10.75%	6/1/2016	Note 1		3,888		2,608

Metro Corral Partners, Inc.	9.62%	1/1/2021	Note 1		2,772		2,515

73 loans as mortgage loans on franchised restaurant businesses with original amounts ranging from $28,210 to $2,893,538	2.4 % to 12.0%	04/21/2006 to 01/01/2021	N/A	N/A	N/A		51,046	5,009

						(2)	76,406	5,009

		2005	2004	2003
	Balance at beginning of period	269,652	303,026	351,811
	New mortgage loans - merger acquisition	12,165	-	-
(3)	New mortgage loans - non-cash	4,450	-	621
	New mortgage loans	1,027	-	-
	Accrued interest	(1,564)	(1,111)	(1,933)
	Loans written off	755	(755)	(1,206)
	Collection of principal	(16,429)	(29,169)	(38,627)
	Deferred financing income	1,183	228	205
	Unamortized loan costs		92	(59)
	Foreclosed and converted to real estate		(452)
	Redesignate as equipment note receivable		(1,575)
	Valuation adjustment		-	455
	Sale of loans	(193,568)
	Provision for uncollectible mortgage notes	(1,265)	(632)	(8,241)
	Balance at end of period	76,406	269,652	303,026

(1)
Principal and interest payable at level amount over life. Prepayment penalty terms - Loans may prepay during agreed number of years with assessed premiums based on Treasury rate or swap breakage costs; then 1% of the entire unpaid principal balance.

(2)	Amounts do not include equipment and other notes receivable of $10,716.
(3)	Sold properties and took note for portion of proceeds and accepted mortagage note in lieu of other receivables.
(4)	Carrying amount is net of provision for loan losses.

Schedule IV note rollforward

		2005		2004					2003
				CRI		CAP				CAP
	CRI	CAP	Total	APF	FF2003	MNR	MLHFS	Total	CRI	MNR	MLHFS	Total

Balance at beginning of period	27,495,525	242,156,188	269,651,713	5,227,316	39,706,262	256,602,083	1,490,137	303,025,798		292,564,133	37,406,626	329,970,759
Redesignate as MNR			-			1,490,137	(1,490,137)	-
New mortgage loans - non-cash		4,450,000	4,450,000					-
New mortgage loans - merger acquisition	11,382,311	783,436	12,165,747					-
New mortgage loans	-	1,027,546	1,027,546					-				-
Accrued interest	(1,306,500)	(257,592)	(1,564,092)	(164,520)	116,804	(1,063,021)		(1,110,737)		(1,451,908)	(572,605)	(2,024,513)
Collection of principal	(10,805,155)	(5,624,298)	(16,429,453)	(598,731)	(13,016,395)	(15,554,248)		(29,169,374)		(29,254,162)	(32,796,559.00)	(62,050,721)
Deferred financing income	1,140,722	42,033	1,182,755	47,034		181,237		228,271				-
Unamortized loan costs			-		92,533			92,533				-
Loans written off	755,188		755,188	(755,188)				(755,188)
Loans foreclosed and moved to REHFS at NCV				(452,334)				(452,334)
Valuation loan costs			-					-			454,535.00	454,535
Sale of loans to GE	(193,568,431)		(193,568,431)					-
Net transfers	196,392,529	(196,392,529)	-	(1,575,000)				(1,575,000)
Provision for uncollectible mortgage notes	(1,249,616)	(15,000)	(1,264,616)	(14,438)	(1,117,818)	500,000		(632,256)		(5,255,980)	(3,001,860.00)	(8,257,840)
Balance at end of period	30,236,573	46,169,784	76,406,357	1,714,139	25,781,386	242,156,188	-	269,651,713	44,933,578	256,602,083	1,490,137	303,025,798
	30,236,573	46,169,785	76,406,354	1,714,138	25,781,386	242,156,188
		(1)	3	(1)	0	-

EXHIBITS

EXHIBIT INDEX

Exhibit Number

2.1
Agreement and Plan of Merger by and between the Registrant and CNL Restaurant Properties, Inc., dated as of August 9, 2004 (previously filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

2.2
Agreements and Plans of Merger by and among the Registrant, a separate, wholly-owned subsidiary of the operating partnership of the Registrant and each of the 18 Income Funds (previously filed as Exhibits 2.2 - 2.19 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

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

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends

21	Subsidiaries of Registrant

23.1	Consent of PricewaterhouseCoopers LLP

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

EXHIBIT 12.1

RATIO OF EARNINGS TO FIXED CHARGES

EXHIBIT 12.2

RATIO OF EARNINGS TO COMBINED FIXED CHARGES AND
PERFERRED STOCK DIVIDENDS

EXHIBIT 21

SUBSIDIARIES OF THE REGISTRANT

EXHIBIT 23.1

CONSENT OF PRICEWATERHOUSECOOPERS LLP

EXHIBIT 31.1

RULE 13a-14(a) CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 31.2

RULE 13a-14(a) CERTIFICATION OF CHIEF FINANCIAL OFFICER

EXHIBIT 32.1

SECTION 1350 CERTIFICATION OF CHIEF EXECUTIVE OFFICER

EXHIBIT 32.2

SECTION 1350 CERTIFICATION OF CHIEF FINANCIAL OFFICER