Form 10-Q
period 2006-03-31
TRUSTREET PROPERTIES INC
filed 2006-05-09
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

        (Mark One)

        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to   ________________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated Filer ☐

       67,527,122 shares of common stock, $0.001 par value, outstanding as of May 9, 2006.

CONTENTS

Part I - Financial Information	Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Income	5

Condensed Consolidated Statement of
Stockholders’ Equity and Comprehensive Income	6

Condensed Consolidated Statements of Cash Flows	7-8

Notes to Condensed Consolidated Financial
Statements	9-18

Item 2. Management’s Discussion and Analysis of Financial	19-36
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About	37
Market Risk

Item 4. Controls and Procedures	37

Part II - Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38

Item 6. Exhibits	39-41

Item 1. Financial Statements

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	March 31, 2006	December 31, 2005
ASSETS

Real estate investment properties	$1,738,317	$1,728,783
Net investment in capital leases	148,058	149,627
Real estate held for sale	247,739	238,686
Mortgage, equipment and other notes receivable, net of allowance of $3,423 and $5,706, respectively	84,748	88,239
Cash and cash equivalents	18,415	20,459
Restricted cash	25,219	32,465
Receivables, less allowance for doubtful accounts of $2,286 and $2,394, respectively	9,555	7,665
Accrued rental income	39,011	35,122
Intangible lease costs, net of accumulated amortization of $12,442 and $9,628, respectively	77,133	77,499
Goodwill	235,895	235,895
Other assets	70,862	69,456
	$2,694,952	$2,683,896

LIABILITIES AND STOCKHOLDERS’ EQUITY

Revolver	$78,000	$55,000
Notes payable	576,934	579,002
Mortgage warehouse facilities	139,600	122,722
Bonds payable	723,145	742,201
Below market lease liability, net of accumulated amortization of $4,996 and $3,772, respectively	30,886	32,065
Due to related parties	798	232
Other payables	57,377	56,097
Total liabilities	$1,606,740	$1,587,319

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
(In thousands)

	March 31, 2006	December 31, 2005

Minority interests	$3,769	$4,077

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value per share: 84,500 shares authorized and unissued	—	—
Preferred stock, $0.001 par value per share: Series A Cumulative Convertible Preferred Stock - 8,000 shares authorized, 7,834 shares issued and outstanding (aggregate liquidation value of $195,855)	8	8
Preferred stock, $0.001 par value per share: Series C Redeemable Convertible Preferred Stock - 7,500 shares authorized, 7,244 shares issued and outstanding (aggregate liquidation value of $181,101)	7	7
Excess shares, $0.001 par value per share. 400,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share; 300,000 shares authorized, 67,548 and 67,375 shares issued at March 31, 2006 and December 31, 2005, respectively, and 67,527 and 67,357 shares outstanding at March 31, 2006 and December 31, 2005, respectively	67	67
Capital in excess of par value	1,489,599	1,489,405
Accumulated other comprehensive income	6,762	3,547
Accumulated distributions in excess of net income	(412,000)	(400,534)
Total stockholders’ equity	1,084,443	1,092,500

	$2,694,952	$2,683,896

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands except for per share data)

	Quarter ended March 31,
	2006	2005

Revenues:

Rental income from operating leases	$47,416	$22,748
Earned income from capital leases	3,089	2,683
Interest income from mortgage, equipment and other notes receivables	1,983	6,281
Investment and interest income	271	546
Other income	3,508	1,056
	56,267	33,314
Expenses:
General operating and administrative	7,810	10,961
Interest expense	25,004	16,891
Property expenses, state and other taxes	3,483	1,151
Depreciation and amortization	10,500	5,043
Impairment provisions on assets	732	—
	47,529	34,046
Income/(loss) from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	8,738	(732)

Minority interest	(232)	(815)

Equity in earnings of unconsolidated joint ventures	36	30

Income/(loss) from continuing operations	8,542	(1,517)

Income from discontinued operations, after income taxes	8,755	4,966

Gain on sale of assets	659	—

Net income	17,956	3,449
Dividends to preferred stockholders	(7,176)	(2,923)
Net income allocable to common stockholders	$10,780	$526

Basic and diluted net income per share:
Income/(loss) from continuing operations allocable to common stockholders	$0.03	$(0.10)
Income from discontinued operations	0.13	0.11

Basic and diluted net income per share	$0.16	$0.01

Weighted average number of shares of common stock outstanding
Basic	67,243	43,858
Diluted	67,343	43,858

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Quarter ended March 31, 2006
(UNAUDITED)
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Capital in	Accumulated distributions in excess	Accumulated other compre-		Compre-
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value	excess of par value	of net income	hensive income	Total	hensive income

Balance at December 31, 2005	7,834	$8	7,244	$7	67,357	$67	$1,489,405	$(400,534)	$3,547	$1,092,500

Net income	—	—	—	—	—	—	—	17,956	—	17,956	$17,956

Reclassification of other than temporary loss on statement of income	—	—	—	—	—	—	—	—	347	347	347

Current period adjustment to recognize change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	2,868	2,868	2,868

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$21,171

Dividends declared on common stock	—	—	—	—	—	—	—	(22,246)	—	(22,246)

Dividends declared on preferred stock	—	—	—	—	—	—	—	(7,176)	—	(7,176)

Issuance of restricted stock to directors and employees, net of forfeitures	—	—	—	—	170	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—	176	—	—	176

Stock issuance cost adjustment	—	—	—	—	—	—	18	—	—	18

Balance at March 31, 2006	7,834	$8	7,244	$7	67,527	$67	$1,489,599	$(412,000)	$6,762	$1,084,443

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Quarter ended March 31,
	2006	2005
Cash flows from operating activities:

Net income	$17,956	$3,449
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of business acquisitions:
Depreciation and amortization on real estate assets	10,054	5,072
Depreciation and amortization on non-real estate assets	537	385
Amortization of above and below market leases	70	14
Amortization of deferred financing costs	2,371	1,968
Impairments and provisions on assets	853	207
Gain on sales of assets	(3,723)	(180)
Stock based compensation	176	2,053
Increase in accrued rental income	(3,265)	(1,291)
Amortization of investment in capital leases	1,580	895
Changes in inventories of real estate held for sale	(19,121)	34,185
Changes in other assets	(2,309)	5,216
Changes in other payables and due to related parties	1,230	7,609
Net cash provided by operating activities	6,409	59,582

Cash flows from investing activities:
Additions to real estate investment properties and intangibles	(20,612)	(26,331)
Proceeds from sale of assets	10,946	—
Decrease in restricted cash	7,246	1,462
Acquisition of Income Funds	—	(449,997)
Cash acquired through merger	—	43,473
Payment of merger costs for USRP reverse merger	—	(11,927)
Collection on mortgage, equipment and other notes receivable	5,635	2,887
Other	34	—
Net cash provided by/(used in) investing activities	3,249	(440,433)

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(In thousands)

	Quarter ended March 31,
	2006	2005
Cash flows from financing activities:
Proceeds from borrowings on revolver, term loan and note payable	$59,521	$762,000
Payment on revolver and note payable	(38,553)	(767,507)
Proceeds from borrowings on mortgage warehouse facilities	44,758	7,892
Payments on mortgage warehouse facilities	(27,880)	(41,574)
Proceeds from issuance of senior notes	—	250,000
Proceeds from issuance of bonds	—	275,000
Retirement of bonds payable	(19,115)	(20,381)
Payment of bond issuance and debt refinancing costs	(405)	(22,456)
Proceeds from termination of hedge	—	1,685
Proceeds from exercised stock options	—	273
Retirement of convertible preferred stock	—	(32,500)
Acquisition of minority interest	—	(655)
Distributions to minority interest	(642)	(755)
Reimbursement/(payment) of stock issuance costs	18	(1,493)
Distributions to common stockholders	(22,228)	(17,849)
Distributions to preferred stockholders	(7,176)	(4,912)
Net cash provided by/(used in) financing activities	(11,702)	386,768

Net increase/(decrease) in cash and cash equivalents	(2,044)	5,917

Cash and cash equivalents at beginning of period	20,459	22,744

Cash and cash equivalents at end of period	$18,415	$28,661

Supplemental disclosures of cash flow information:

Interest paid	$18,379	$14,183

Income taxes paid	$2,876	$—

Supplemental disclosures of non-cash investing and financing activities:

Redemption of minority interest in lieu of payment on accounts receivable	$—	$1,798

Note receivable accepted in exchange for sale of property	$1,483	$—

Distributions declared and unpaid at March 31	$7,428	$6,369

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

1.	Organization and Nature of Business:

Trustreet Properties, Inc. (the “Company”) is the name adopted upon the merger (the “Merger”) of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005.

The Company, a Maryland corporation, is a self-administered real estate investment trust (“REIT”). The Company’s operations are managed, operated and reported in two distinct segments, a real estate segment and a specialty finance segment. The real estate segment primarily acquires, owns, and manages a portfolio of single-tenant restaurant properties that are generally leased to established tenants under long-term triple-net leases and holds a small portfolio of mortgage loan receivables. The specialty finance segment provides financing, development and advisory services to national and regional restaurant operators and also holds a small portfolio of mortgage loans receivable. The specialty finance segment includes the Company’s investment property sales program, the real estate development and redevelopment group and, to a lesser extent, investment banking services to national and regional restaurant operators.

2.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the three months ended March 31, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. As a result of the Merger, operating results for the quarter ended March 31, 2005 include the results of CNLRP from January 1, 2005 through February 24, 2005 and include the operating results of the merged Company from February 25, 2005 through March 31, 2005. CNLRP was treated as the acquiror for accounting purposes. Amounts as of December 31, 2005 included in the financial statements have been derived from audited financial statements of the Company as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain items in the prior year’s financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no effect on stockholders’ equity or net income.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

2.	Basis of Presentation - Continued:

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

	Quarter Ended March 31,
	2006	2005

Revenues	$56,267	$53,857

Net income/(loss)	$17,956	$(1,975)
Dividends to preferred stockholders	(7,176)	(7,157)
Net income allocable to common stockholders	10,780	(9,132)

Basic and diluted earnings/(loss) per share	$0.16	$(0.16)

Basic weighted average shares outstanding	67,243	57,668

Diluted weighted average shares outstanding	67,343	57,668

During the quarter ended March 31, 2005, the Company recorded non-recurring charges of approximately $13.7 million. These one-time expenses consisted of a non-cash tax charge of $5 million and $8.7 million of expenses related to the Merger.

The Company reports both basic and diluted earnings per share. Basic earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share reflects the dilutive effect of stock options, restricted stock and convertible preferred stock. Diluted earnings per common share is computed by dividing net income available to common stockholders by the weighted average number of common shares and common share equivalents outstanding during the period, which are computed using the treasury stock method for outstanding stock options and restricted stock. Common share equivalents are excluded from the computations in periods in which they have an anti-dilutive effect.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

3.	Adoption of New Accounting Standards:

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends FASB statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires companies to initially record servicing assets and servicing liabilities at fair value and permits subsequent measurement to follow either an amortization method or a fair value measurement method. This statement requires prospective application to all transactions occurring after September 2006. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

4.	Real Estate Held for Sale:

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

Operating results of discontinued operations are as follows:

	(In thousands)
	Quarters ended March 31,
	2006	2005

Rental income	$3,921	$3,051
Food, beverage and retail revenues	—	5,245
Food, beverage and retail expenses	—	(4,634)
Other property related income/(expenses)	8	(860)
Interest expense	(2,026)	(827)
Impairment provisions	(97)	(192)

Earnings from discontinued operations	1,806	1,783

Sales of real estate	54,794	56,954
Cost of real estate sold	(47,238)	(47,177)

Gain on disposal of discontinued operations	7,556	9,777

Income tax provision	(607)	(6,594)

Income from discontinued operations, after income tax	$8,755	$4,966

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

5.	Borrowings:

As of December 31, 2005, the Company maintained two mortgage warehouse facilities with total capacity of $260 million. In March 2006, the larger facility was renewed until March 2007 under substantially similar terms. The other warehouse facility expires in May 2006 and is expected to be renewed under similar terms.

6.	Income Tax:

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

During the quarters ended March 31, 2006 and 2005, the Company recorded an income tax expense of approximately $0.6 million and $6.6 million, respectively. Included in the $6.6 million was a non-recurring, non-cash $5.0 million deferred tax charge resulting from a transfer of loans from the specialty finance segment to the real estate segment. The expense was recorded in discontinued operations.

7.	Related Party Transactions:

As of December 31, 2005, the Company had a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “the Plaza”), which owns and operates the office tower in which Company headquarters are located. Affiliates of two members of the Board of Directors, including the Chairman, own the remaining partnership interests. As of December 31, 2005, the Company had severally guaranteed 8.33 percent, or $1.2 million, of an unsecured promissory note on behalf of the Plaza. On March 31, 2006, the Company sold its five percent interest in CNL Plaza Ltd. to CNL Corporate Investors, Ltd., an affiliate of the Chairman of the Board for $2.2 million and received an indemnity from the affiliate, pending the official release of the guaranty by the lender. This transaction did not meet the criteria for sale recognition for financial reporting purposes, and as a result, the Company recorded the proceeds as a liability at March 31, 2006.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

8.	Flexible Incentive Plan:

Pursuant to the Company’s Flexible Incentive Plan, the Company granted shares of non-vested stock to members of its board of directors and certain employees during each of the quarters ended March 31, 2006 and 2005. The non-vested shares granted during 2006 had a fair market value of approximately $2.5 million based on the Company’s stock price on the date of grant. The Company records compensation expense over the vesting period.

The following is a summary of the status of the Company’s non-vested shares as of March 31, 2006, and changes during the three months ended March 31, 2006:

	Number of shares (in thousands)	Weighted average fair value at grant date

Non-vested shares at beginning of period	120	$16.98
Granted	172	14.78
Vested	(41)	16.56
Forfeited	(2)	17.20

Non-vested shares at March 31, 2006	249	$15.53

As of March 31, 2006, there was $3.2 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately four years.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

9.	Earnings Per Share:

For the quarters ended March 31, 2006 and 2005, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Quarter ended March 31,
	2006		2005

Numerator:
Income/(loss) from continuing operations	$8,542		$(1,517)
Gain on sale of assets	659		—
Less: Preferred stock dividends	(7,176)		(2,923)

Income/(loss) from continuing operations available to common stockholders	$2,025		$(4,440)

Denominator:
Basic weighted average number of shares outstanding	67,243		43,858

Effect of dilutive securities:
Stock option	1		—	(2)
Restricted stock	99		—	(2)
Warrants	—	(1)	—	(2)
Convertible preferred stock	—	(1)	—	(2)
Diluted weighted average shares outstanding	67,343		43,858

Basic and diluted income/(loss) from continuing operations allocable to common stockholders per share	$0.03		$(0.10)

(1)
For the quarter ended March 31, 2006, the Company excluded Series A and Series C Preferred Stock convertible into 16.6 million shares of common stock and approximately 0.1 million shares of restricted common stock and warrants to purchase 0.4 million shares of common stock from the computation of diluted earnings per share as these common stock equivalents were anti-dilutive.

(2)
For the quarter ended March 31, 2005, the Company excluded stock options to purchase approximately 0.012 million shares of common stock, warrants to purchase 0.4 million shares of common stock, approximately 0.12 million shares of restricted common stock and Series A and Series C Preferred Stock convertible into 16.6 million shares of common stock from the computation of diluted earnings per share as these common stock equivalents were anti-dilutive.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

9.	Earnings Per Share - Continued:

The following table shows on a proforma basis, the impact of the dividends on the Series C Preferred Stock issued on February 28, 2005 as part of the Merger, as if the preferred stock dividend had been declared for the entire quarter ended March 31, 2005.

	(In thousands)
	Quarters ended March 31,
	2006	2005

Historical income (loss) from continuing operations and gain on sale of assets less preferred stock dividends	$2,025	$(4,440)
Proforma adjustment for Series C Preferred Stock dividends	—	(2,264)
Proforma income (loss) from continuing operations allocable to common stockholders	$2,025	$(6,704)

Basic and diluted proforma earnings (loss) per share:

From continuing operations	$0.03	$(0.15)
From discontinued operations	0.13	0.11
Total	$0.16	$(0.04)

10.	Segment Information:

The Company has established separate legal entities to operate and measure the real estate and specialty finance segments.

The real estate segment primarily acquires and holds real estate. It also holds a small pool of mortgage and equipment loans generally until maturity. The specialty finance segment offers financing, servicing, advisory and other services to restaurant operators and acquires primarily restaurant real estate properties subject to triple-net leases, utilizing short-term debt, and then sells them generally within one year.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

10.	Segment Information - Continued:

The following tables summarize the results for the real estate and specialty finance segments. Consolidating eliminations and results of the parent company are reflected in the “other” column.

	Quarter ended March 31, 2006 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$54,186	$3,328	$(1,247)	$56,267

Expenses:
General operating and administrative	3,494	5,473	(1,157)	7,810
Interest expense	23,062	2,032	(90)	25,004
Property expenses, state and other taxes	3,495	(12)	—	3,483
Depreciation and amortization	10,000	500	—	10,500
Impairments and provisions on assets	732	—	—	732
Minority interest net of equity in earnings	200	(4)	—	196
	40,983	7,989	(1,247)	47,725
Discontinued operations:
Income from discontinued operations, net of income tax	3,185	5,570	—	8,755

Gain on sale of assets	659	—	—	659

Net income	$17,047	$909	$—	$17,956

Assets at March 31, 2006	$2,303,764	$393,070	$(1,882)	$2,694,952

Investments accounted for under the equity method at March 31, 2006	$824	$—	$—	$824

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

10.	Segment Information - (Continued):

	Quarter ended March 31, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$27,348	$6,586	$(620)	$33,314

Expenses:
General operating and administrative	3,283	8,221	(543)	10,961
Interest expense	12,514	4,452	(75)	16,891
Property expenses, state and other taxes	1,109	136	(94)	1,151
Depreciation and amortization	4,770	273	—	5,043
Minority interest net of equity in earnings	36	749	—	785
	21,712	13,831	(712)	34,831
Discontinued operations:
Income from discontinued operations, net of income tax	345	4,621	—	4,966

Net income/(loss)	$5,981	$(2,624)	$92	$3,449

Assets at March 31, 2005	$2,289,860	$306,119	$4,540	$2,600,519

Investments accounted for under the equity method at March 31, 2005	$1,203	$—	$—	$1,203

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters ended March 31, 2006 and 2005
(UNAUDITED)

11.	Commitments and Contingencies:

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs’ Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, and subsidiaries of the Company in the District Court of Dallas County, Texas (the “Court”). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed Mergers between the Income Funds and USRP and that the Company, subsidiaries of the Company and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleged that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demanded an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs did not add any parties or claims, but they did add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed an appellees’ brief. On December 12, 2005, the plaintiffs filed a brief in reply. The Court has granted a request for postponement of oral argument on the appeal that was originally scheduled for May 3, 2006. The Court has not yet set a new date. Management of the Company believes the claims against the Company are without merit and intends to vigorously defend against such claims.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements generally are characterized by terms such as “believe,” “expect,” “may,” “intend,” “might,” “plan,” “estimate,” “project,” and “should”. Although we believe expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include:

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

•	changes in interest rates;
•	our ability to refinance existing financial obligations at favorable terms;
•	our ability to locate suitable tenants for our properties;
•	our ability to resolve any tenant defaults that could lead to a decline in value in and as a result, subject us to impairment charges;
•	the ability of tenants and borrowers to make payments under their agreements with us;
•
possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	risks associated with our potential failure to qualify as a REIT under the Internal Revenue Code of 1986, as amended;
•	our ability to re-lease or sell properties that are currently vacant or that may become vacant;
•	our ability to sell properties through our investment property sales program as a result of any possible elimination of capital gains taxes or changes in interest rates;
•	our ability to continue to make distributions at historical rates;
•
our ability to manage our debt levels that could adversely affect our cash flow, limit our flexibility to raise additional capital and prevent us from making distributions on the outstanding shares of common stock; and

•	the loss of certain members of our management team that could adversely affect our business.

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

Overview of Management’s Discussion and Analysis

Trustreet Properties, Inc. is the name we adopted upon the merger of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005 (the “Merger”). We are a Maryland corporation organized to operate as an equity real estate investment trust, or REIT.

The financial statements of Trustreet Properties, Inc. reflect the Merger of CNLRP, USRP and the Income Funds on February 25, 2005. The financial statements present CNLRP as the acquiror for financial reporting purposes. Therefore, the financial results included in this Form 10-Q include the historical financial results of only CNLRP from January 1, 2005 through February 24, 2005 and the financial results of all the merged entities effective February 25, 2005. Accordingly, references to “we” or “us” in this Management’s Discussion and Analysis relate to CNLRP for periods prior to February 25, 2005 and to Trustreet Properties, Inc. for subsequent periods.

For over twenty years, our management team has financed real estate subject to triple-net leases to national and regional restaurant operators like Wendy’s, Golden Corral, Burger King, Jack in the Box and Arby’s. Our key customers are:

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

Strategy 1: Financing Free-standing Restaurant and Retail Real Estate

We own over 2,100 properties at March 31, 2006 with an investment of $2.1 billion, substantially all of which are leased to restaurant operators. Our real estate segment owns 2,009 of these properties as long term investments in the core REIT portfolio. The remaining properties are held in our taxable REIT subsidiary through which our specialty finance segment operates. We are the largest provider of net-lease financing to the restaurant industry and we also offer investment banking services through our subsidiary, Trustreet Investment Banking, LLC. Beginning in 1995 through March 31, 2006, and not taking into account the volume generated by USRP prior to the Merger, our management team has purchased $2.5 billion in properties under sale leaseback terms.

The combination of our net-lease financing with our relationship with mortgage lenders is attractive to restaurant operators because we provide them with a single source to assist in optimizing their capital structures. We experienced increasing competition in 2005 and during the quarter ended March 31, 2006, in the net lease sector, specifically on smaller transactions. This has resulted in compression on the acquisition cap rates in the marketplace. We believe that the financial returns expected by equity investors in the restaurant sector will cause public restaurant companies with large levels of on-balance sheet restaurant real estate to consider monetizing all or a portion of those amounts and we expect this to provide greater opportunities for larger transactions. We believe we are well positioned to acquire such restaurant operators’ real estate because of the following competitive advantages:

• consistent source of financing dedicated almost exclusively to the restaurant industry for over twenty years;
•	ability to execute transactions in excess of $100 million as committed, including properties with a single concept;
•  relationships with most of the major restaurant concepts and significant franchisees in those systems;
•  experience and expertise of our senior marketing representatives; and
•  intellectual capital that resides in our investment banking services group.

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

The success of our IPS program (described further under Strategy 3: Sales of Real Estate to Investors) and the growth of our property portfolio for long term hold is dependent on successfully originating new triple-net leases and the continued liquidity of the 1031 exchange marketplace. For the quarters ended March 31, 2006 and 2005, we originated $74.3 million and $37.2 million in net leases respectively. Origination volume in the first quarter of 2006 was driven by three primary factors: (1) our continued ability to complete large portfolio acquisitions of assets owned by franchisors/franchisees; (2) operators’ continued interest in monetizing some or all of the value of their real estate holdings; and (3) a reorientation of our marketing strategies. We expect continued demand for our core triple-net lease financing in 2006. This demand is impacted by long-term low interest rates and the following other competitive factors:

•
We have lost certain lease transactions to competitors offering mortgage debt financing. With continued historically low long-term interest rates, large national and regional banks have offered less expensive mortgage financing that many restaurant operators find more attractive than leases. We do not currently originate mortgage financing as a primary line of business. Instead, we maintain a relationship with a large financial institution to provide mortgage financing to our clients. We are in the process of developing additional relationships with other major financial institutions to do the same. Through this relationship, we provide the net lease financing and the financial institution provides the senior debt on those transactions requiring a combination of debt and net lease in the target capital structure.

•
Various real estate brokerage firms compete against us and receive a brokerage fee upon the sale of the restaurant properties.  Generally the brokers serve as an intermediary and do not have appropriate capital to ensure certainty of close for the restaurant operator. Broker competition exists more in the market for smaller transaction sizes than our typical prospects although new entrants (now commonly referred to as “flip shops”) continue to squeeze the margin between wholesale and retail cap rates. Through our borrowing capacity, we are able to provide assurance of closing which to date has mitigated this competitive threat, particularly on larger transactions.

We respond to these factors by adjusting net lease rates, identifying larger transactions and identifying efficiencies within the selling process to reduce costs. Net lease originations provide inventory necessary to execute the IPS Program. At March 31, 2006, we were involved in several acquisition opportunities with $103 million committed for funding and accepted by the client. Our mortgage warehouse facilities provide financing for up to 97 percent of the real estate purchase value.

We expect that the properties we purchase for long-term investment in the next six months will earn rental income in the range of 8.5 - 9.75 percent including the impact of straight lining of rents. The term “straight lining of rent” refers to a requirement by generally accepted accounting principles that we average tenant rent payments over the life of the lease. In addition to $74.3 million in property acquisitions during the quarter ended March 31, 2006, we had $6.2 million in property acquisitions through the end of April 2006 and as of May 9, 2006, had $100 million under purchase commitment that we expect will close in the next six months. We expect over time to increase the designation of the number of new properties held as long-term investment, as compared to new properties held for sale to investors through the Investment Property Sales (“IPS”) program. While we will continue to make selected acquisitions in the convenience and gas station sector, we expect the predominant amount of our new property acquisitions will continue to be restaurants. We actively survey the market seeking to identify other asset classes where we believe we can compete effectively. Also, while we do not currently own any restaurants outside of the United States, we periodically examine international financing opportunities for established restaurant customers.

Strategy 2: Maximizing the Potential of our Real Estate Portfolio

Our real estate portfolio consists of 2,009 properties with a net carrying value of $2.0 billion at March 31, 2006. We employ standard processes to evaluate the real estate within the portfolio and actively manage the risk profile. We examine the concept, tenant and geographic concentrations. We review the leases expiring in future periods to proactively manage that risk. Periodically, we will sell properties to realize appreciation on our original investment. In addition, we examine and evaluate alternatives for vacant properties. Those alternatives include re-leasing the property, selling the property and reinvesting the proceeds, or redeveloping the real estate with a different restaurant or other retail concept to either continue to hold for investment or list for sale.

As of March 31, 2006, we had 37 properties with a net carrying value of $34 million with leases expiring in the next 12 months, and had 73 properties with a net carrying value of $45 million that are vacant with no lease. We will continue to manage these properties, and expect to reduce the number of vacant properties in the next 15 months either by locating suitable tenants to lease the properties or selling the vacant properties and reinvesting the sales proceeds in replacement properties. In addition, we had 34 properties representing $21 million in net carrying value classified as held for sale at March 31, 2006 in our real estate segment.

The following tables illustrate as of March 31, 2006 the diversification in our real estate portfolio in terms of annualized base rent. Generally the leases have monthly fixed lease payments (“base rent”) due each month. Base rent in the following tables represents the monthly cash rent for March 2006 on an annualized basis. It does not represent a rent amount in accordance with generally accepted accounting principles as it does not include the straight-line impact of any rent escalators or any contingent rent based on tenant sales exceeding a certain threshold. In 2005, those amounts collectively were $12 million. Since a real estate investment trust is required to pay 90 percent of its taxable income in dividends, annual base rent is a key figure that we review as it provides a proxy for the cash portion of rental revenues expected to be received.

The following tables show our top ten concepts, tenants, and states ranked as a percentage of total annualized base rent. We believe our diversification by concept, tenant and state enhances the stability of our cash flow by reducing exposure to a single concept, tenant or geographic area.

Concept	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Wendy’s (*)	189	9.4%	8.1%	10.7
Burger King	169	8.4%	7.2%	11.4
Golden Corral	83	4.1%	7.0%	6.5
Jack in the Box	114	5.7%	6.7%	8.5
Arby’s	150	7.5%	6.2%	10.5
International House of Pancakes	63	3.1%	4.2%	13.4
Captain D’s	101	5.0%	3.9%	17.0
Bennigan’s	26	1.3%	3.0%	11.0
Denny’s	47	2.3%	2.6%	8.1
Pizza Hut	120	6.0%	2.5%	7.3

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally, without a minimum threshold.

Tenant	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Jack in the Box, Inc.	114	5.7%	6.7%	8.5
Golden Corral Corporation	71	3.5%	6.0%	6.0
IHOP Properties, Inc.	60	3.0%	4.0%	13.7
Captain D’s, LLC	92	4.6%	3.7%	17.4
Sybra Inc.	84	4.2%	3.4%	11.5
S&A Properties Corp.	31	1.5%	3.1%	12.3
Texas Taco Cabana, LP	31	1.5%	2.1%	11.2
Carrols Corporation	42	2.1%	2.0%	10.5
El Chico Restaurants, Inc.	23	1.1%	1.9%	10.4
The Restaurant Company	18	0.9%	1.8%	19.4

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally, without a minimum threshold.

State	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Texas	409	20.4%	19.6%	9.3
Florida	193	9.6%	10.9%	10.8
Georgia	128	6.4%	5.9%	11.8
Tennessee	96	4.8%	3.8%	10.5
Illinois	63	3.1%	3.8%	10.1
California	55	2.7%	3.7%	11.0
North Carolina	94	4.7%	3.7%	9.7
Ohio	92	4.6%	3.5%	9.2
Missouri	52	2.6%	2.8%	11.2
South Carolina	56	2.8%	2.5%	11.1

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally, without a minimum threshold.

Approximately 58 percent of our leases have terms that expire in 2015 or later and the average remaining lease term of our portfolio is approximately 11 years. Our leases typically provide for initial terms of 15-20 years, plus renewal options. The triple-net lease is a long-term lease that requires the tenant to pay property expenses. This form of lease generally insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. At March 31, 2006, our total annualized base rent on our real estate portfolio was approximately $192.5 million, without giving effect to any future rent escalations and without giving effect to any contingent rental income earned based on tenant restaurant sales in excess of thresholds as defined in the leases. The $192.5 million includes an annualized amount of $9.6 million of contingent rent for units with leases where rent is based on actual store sales generally without a minimum threshold.

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

Strategy 3: Sale of Real Estate to Investors

Since 2001, we have sold more than $1.1 billion in properties through our IPS program, of which $40.7 million and $57.0 million were sold during the quarters ended March 31, 2006 and 2005, respectively. Even though we sold a comparable number of properties in 2006 and 2005, the gain percentage per property was lower in 2006 as compared to 2005. We expect our percentage net gain on the sale of real estate in 2006 to reflect the market as a whole, which suggests sell cap rates maintaining consistency or slightly increasing, and buy cap rates decreasing below levels experienced in 2005. This compression in acquisition cap rates is expected to reduce our net gain percentages during 2006 from levels experienced in 2005. Overall, we expect demand for our properties held for sale to investors to perform well due to a continuing high demand for real estate, but expect net gains to reflect a market exhibiting signs of greater efficiency.

At March 31, 2006, we held 132 properties for sale to investors through our IPS program with an investment of $173.9 million, including 113 properties with an investment of $156.1 million recently purchased by our specialty finance segment and funded by $139.6 million in mortgage warehouse debt. The 132 properties also include 19 properties with an investment of $17.8 million acquired through the Merger. When we purchase a property, we determine whether we want to hold it in our portfolio or sell the property through our IPS program. When determining if a property is to be held for investment or held for sale, we consider our existing portfolio profile. We examine attributes such as lease rate, concept, tenant concentration, geographic concentration and general real estate and economic market trends in the property’s location. We hold properties we believe will provide appreciation in excess of the general market over time and which contribute favorably to the weighted average term and yield of the portfolio.

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

Strategy 4: Real Estate Development and Redevelopment

During 2004, we formed our Development and Redevelopment Group that through our acquisition and due diligence process identifies properties that are suitable for development as restaurants. When the highest and best use of a parcel is outside of the restaurant industry, other retail uses are considered. Once a parcel is identified, we explore development opportunities including build-to-suit and leasing activities. These assets are then either held in our portfolio for long term appreciation or sold to enhance our profits. Since 2004, we have sold more than $35.4 million in properties from this portfolio. During the quarters ended March 31, 2006 and 2005, these activities generated $0.5 million and $0.2 million in pre-tax gains, respectively. Our Real Estate Development and Redevelopment Group portfolio held 41 properties with an investment of $52.2 million at March 31, 2006. Of the $52.2 million in properties, $19.5 million represented undeveloped land, $8.9 million in projects were under construction and $1.9 million comprised completed projects. The remaining $21.9 million were acquired with an existing structure with the intent to redevelop at a future date.

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

Our debt structure at March 31, 2006 is as follows:

Debt	Balance (in millions)	Approximate Interest Rates	Expected Maturity Date	Type

Mortgage Warehouse Facility (c)	$ 54.8	LIBOR + 1.25%	Mar-07	Collateralized
Mortgage Warehouse Facility (c)	84.8	LIBOR + .90%	May-06	Collateralized
Series 2001-A Bonds (a)	126.9	LIBOR + .98%	Aug-06	Collateralized
Series 2001 Bonds (a)	91.4	LIBOR + .94%	Oct-06	Collateralized
Notes Payable	0.8	7.16%	2006-2007	Collateralized
Revolver	78.0	LIBOR + 2.25%	April-08	Uncollateralized	(d)
Term Loan (a)	275.0	LIBOR + 2.00%	April-10	Uncollateralized	(d)
Series 2003 Bonds (a)	2.0	LIBOR + 5.00%	2006-2007	Collateralized
Series 2001-4 Bonds	23.8	8.90%	2009-2013	Collateralized
Series 2005 Bonds	262.4	4.67%	2012	Collateralized
Senior Unsecured Notes (b)	301.1	7.50%	April-15	Uncollateralized
Series 2000-A Bonds	216.7	7.97%	2009-2017	Collateralized

Total Debt	$ 1,517.7

(a)	We have entered into hedging transactions to reduce our sensitivity to floating rate debt in the form of swaps and caps, as described further under “Market Risk”.
(b)	Balance includes a premium of $1.1 million at March 31, 2006.
(c)
We also pay exit fees to the lenders upon the sale of properties financed by the warehouse facilities which we record as interest expense. We paid exit fees of $0.2 million and $0.3 million during the quarters ended March 31, 2006 and 2005, respectively. Effective March 31, 2006, we eliminated the exit fee under the $160 million Mortgage Warehouse Facility as part of renewing it through March 2007.

(d)	The Revolver and Term Loan are subject to borrowing base asset requirements.

Our weighted average expected maturity of debt, excluding our revolving line of credit and the short-term mortgage warehouse facilities, was approximately 6.21 years and 7.17 years at March 31, 2006 and 2005, respectively. We have two secured financings that total $218.3 million that mature in 2006. The 2006 maturities are collateralized by properties with a book value of $407.9 million at March 31, 2006. We are currently examining different structures and expect to refinance these maturing obligations with secured debt, as described further below under Bonds Payable.

Our current capitalization structure is a combination of secured debt, senior unsecured debt, convertible preferred stock and common stock. Our total debt to total assets ratios at March 31, 2006 and 2005, were approximately 56 percent and 56 percent, respectively, and our collateralized debt to total assets (excluding the Revolver, Term Loan and the Senior Unsecured Notes) were approximately 32 percent and 41 percent, respectively. During 2005, we reduced the collateralized debt levels as compared to prior years through equity issuances, the issuance of senior unsecured notes and the sale of certain non-core assets. We will fund our pipeline of purchases for the remainder of 2006 through a combination of our alternatives that may include mortgage warehouse facilities, secured debt, unsecured debt, sales of properties and issuance of equity. We continue to evaluate the mix of capital options as we gradually reduce our total debt as a percentage of assets. While this process is expected to be incremental, we do continue to evaluate options that could possibly accelerate a reduction of debt as a percentage of assets.

We had the following funds available to us at March 31, 2006:

(In millions)

Mortgage Warehouse Facilities	$120.4
Revolver	97.0
Cash and Cash Equivalents	18.4
$235.8

Mortgage Warehouse Facilities. We believe our mortgage warehouse facilities, with their relatively low-cost, high-advance rate financing, have been integral to our success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly we are vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance between 95 and 97 percent of the original real estate cost. As of March 31, 2006, we had two mortgage warehouse facilities. The first mortgage warehouse facility permits borrowing up to a maximum of $160 million and was renewed through March 2007. As part of the renewal, we increased the margin over LIBOR and we eliminated the payment of exit fees on sales of properties for any properties that we sell subsequent to the renewal. The second mortgage warehouse facility has a current capacity of $100 million with another lender and matures in May 2006. We intend to renew this facility. At March 31, 2006, we had approximately $16.5 million in capital supporting our loan and lease portfolio financed through our mortgage warehouse facilities. Amounts outstanding under the mortgage warehouse facilities were $139.6 million and $67.7 million at March 31, 2006 and 2005, respectively. The increase in the balance outstanding resulted from new net lease originations funded by these facilities.

Bonds Payable. We have medium-term note and long-term bond financings, referred to collectively as bonds payable. We use rental income received on properties and interest income received on mortgage loans and equipment leases pledged as collateral on medium and long-term financing to make scheduled reductions in bond principal and interest. We have $218.3 million in bonds maturing in 2006. Those bonds are collateralized by real estate with a net book value of $407.9 million. Those bonds will likely be refinanced through a secured financing collateralized by a portion of the current collateral as well as other restaurant properties already owned or purchased in 2006. We are examining a structure to facilitate the financing and anticipate freeing up a number of properties that are currently secured under the two series of bonds maturing in 2006.

Revolver. Our short-term debt includes a $175 million revolving line of credit (the “Revolver”). We utilize the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The initial maturity date of the revolver is April 2008, with an optional one year extension.

Notes Payable. During 2005, we entered into a Term Loan of $275 million. During 2005, we also issued $300 million in registered senior unsecured notes at a premium of $1.1 million. The notes pay interest semi-annually in arrears and are subordinated to our existing and future collateralized debt including our Revolver and Term Loan. We can redeem the notes in whole or in part, at any time on or after April 1, 2010 at specified redemption prices.

Some sources of debt financing require that we maintain certain standards of financial performance, such as a fixed-charge coverage ratio, a tangible net worth requirement and certain levels of available cash and may restrict the amount or timing of common stock dividend payments. Any failure to comply with the terms of these covenants would constitute a default and could create an immediate need to find alternative borrowing sources. We were in compliance with all of our covenants at March 31, 2006.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements. In addition:

a.
On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several of the Income Funds, filed a purported class action lawsuit on behalf of the limited partners against the general partners of the Income Funds, CNLRP and USRP. The complaint alleges that the general partners breached their fiduciary duties in connection with the Mergers and that the parties to the Merger aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleges that the general partners violated provisions of the Income Fund partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers, which was unsuccessful. On April 26, 2005, a supplemental plea to jurisdiction hearing was held. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the stockholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed an appellees’ brief. On December 12, 2005, the plaintiffs filed a brief in reply. The court has granted a request for postponement of oral argument on the appeal that was originally scheduled for May 3, 2006. The Court has not yet set a new date. We believe the lawsuit, including the request for certification, is without merit and intend to defend vigorously against its claims.

b.
During 2004, Management Strategies, Inc. filed a lawsuit against USRP. The complaint alleges that we owe approximately $3 million in sales and fuel tax liabilities to the State of Georgia. We believe the claims against us are without merit and intend to defend vigorously against such claims.

Contractual Cash Obligations

Our contractual cash obligations remained generally unchanged at March 31, 2006 compared to December 31, 2005.

Cash Flows

	Quarter ended March 31,
	(in millions)
	2006	2005
Cash flows provided by operating activities	$6.4	$59.5
Cash flows provided by/(used in) investing activities	3.3	(440.4)
Cash flows provided by/(used in) financing activities	(11.7)	386.8

Net increase (decrease) in cash and cash equivalents	(2.0)	5.9
Cash and cash equivalents at beginning of year	20.4	22.8

Cash and cash equivalents at end of period	$18.4	$28.7

Cash Flows Provided by Operating Activities

Our sources of cash from operating activities related to rental payments from our tenants, collections of interest on our portfolio of loans and net proceeds from the sales of property inventory from our IPS program. Our uses of cash from operating activities include payments of operating expenses, interest on our outstanding indebtedness and the acquisition of inventory for our IPS program. Our cash from operating activities for the quarters ended March 31, 2006 and 2005 were $6.4 million and $59.5 million, respectively. Because increases in assets held for sale are primarily funded through warehouse facilities, management believes that a better indicator of liquidity generated from operating activities would exclude the changes in the real estate portfolio. Net cash provided by operating activities excluding changes in inventories of real estate held for sale were $25.5 million and $25.4 million in the quarters ended March 31, 2006 and 2005, respectively.

Investing Activities

Sources of cash from investing activities during the quarter ended March 31, 2006 included sales of some vacant and some performing properties within our real estate segment, and during the quarters ended March 31, 2006 and 2005, included the collection of principal under our mortgage and notes receivables. Uses of cash during the quarters ended March 31, 2006 and 2005 included the acquisition of properties for long-term investment in our real estate segment. The primary use of cash during 2005 was to acquire the Income Funds as part of the Merger on February 25, 2005.

Financing Activities

We recapitalized our company during the quarter ended March 31, 2005 as a result of the Merger which allowed us more access to capital and provided us the ability to increase originations in 2005. As part of the Merger we assumed the Series B (“Series B”) convertible preferred stock and used $32.5 million in cash to redeem this series of convertible preferred stock shortly after the Merger.

Proceeds from financing activities during the quarter ended March 31, 2006 came from borrowings under our Revolver. Proceeds from financing activities during the quarter ended March 31, 2005 came from bridge financing, our Term Loan, the issuance of senior unsecured notes and the issuance of the Series 2005 Bonds. During the quarters ended March 31, 2006 and 2005, we used the proceeds from financing activities to pay the Revolver and pay distributions. During the quarter ended March 31, 2005, we used proceeds from financing activities to pay part of the 2005 bridge financing and pay bond issuance and debt refinancing costs. During 2006 and 2005, we used proceeds from our mortgage warehouse facilities to acquire properties to be held as inventory under our IPS program and repaid the mortgage warehouse facilities from the sales proceeds of these inventory properties. During these periods we also repaid a portion of our bonds payable in accordance with their scheduled maturities and any required prepayments.

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

Our ability to internally fund capital needs is limited since we must distribute at least 90 percent of our net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. We intend to make distributions to stockholders in order to comply with REIT qualification requirements under the federal tax code. Effective with the Merger, we pay dividends to holders of preferred stock. Our $1.93 Series A Cumulative Convertible Preferred Stock pays a quarterly dividend at an annualized rate of $1.93 per share and our 7.5% Series C Redeemable Convertible Preferred Stock pays a quarterly dividend at an annualized rate of $1.875 per share. Common stock dividends are currently declared and paid monthly, currently at $0.11 per share, annualized at $1.32 per share. We intend to maintain a dividend rate on our common stock that is less than our funds from operations allocable to our common stockholders, with certain adjustments, in accordance with our debt agreements.

We have elected to distribute amounts in excess of that necessary to qualify as a REIT. During the quarters ended March 31, 2006 and 2005, we declared dividends of $22.2 million and $21.7 million, respectively, of which we paid $22.2 million and $17.8 million, respectively, to our common stockholders. During the quarter ended March 31, 2005, dividends on common shares for the first two months (prior to the Merger) were paid at a different rate than our current monthly rate of $0.11 per share. Should we experience a large level of tenant delinquencies and vacancies and/or not achieve the level of net gains anticipated for the IPS platform, it may require us to reduce the current common stock dividend level.

Liquidity Risks

In addition to the liquidity risks discussed above in connection with our IPS program, tenants or borrowers that are experiencing financial difficulties could impact our ability to generate adequate amounts of cash to meet our needs. In the event that financial difficulties persist, our collection of rental payments, and interest and principal payments on our small portfolio of mortgage loans could be interrupted. At present, most of these tenants and borrowers continue to pay rent, principal and interest substantially in accordance with lease and loan terms. However, we continue to monitor each tenant’s and borrower’s situation carefully and will take appropriate action to maximize the value of our investment.

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

Generally, we use a triple-net lease to lease our properties to our tenants that requires the tenant to pay expenses on the property. The lease somewhat insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted. In the event of tenant bankruptcy, we may be required to fund certain expenses in order to retain control or take possession of the property. This could expose us to successor liabilities and further affect liquidity.

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

Certain net lease properties are pledged as collateral for the triple-net lease bonds payable. In the event of a tenant default relating to pledged properties, we may elect to contribute additional properties or substitute properties into these securitized pools from properties we own not otherwise pledged as collateral. If we fail to comply with certain financial ratio covenants, then principal payments on the outstanding bonds will be accelerated. Currently certain required performance cash flow ratios are below the required threshold primarily due to tenant defaults and bankruptcies in prior years. As a result, cash flow remaining in excess of the scheduled principal and interest payments is required to be used for additional debt reduction. For the quarters ended March 31, 2006 and 2005, we were required to make additional debt reductions of approximately $0.2 million and $0.6 million, respectively, as a result of not complying with certain ratios in the net lease pools.

Off-Balance Sheet Transactions

We currently hold residual interests in two securitizations, the assets and liabilities of which are not consolidated into our financial statements. The carrying value of our investment in the bond certificates was $15.5 million at March 31, 2006. Both are recorded as investments in the consolidated financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at March 31, 2006:

	Mortgage loans	Bonds outstanding
	in pool at par	at face value
	(in millions)
Loans and debt supporting 1998-1 Certificates	$127.8	$127.8
Loans and debt supporting 1999-1 Certificates	187.4	187.4
	$315.2	$315.2

Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose us to market risk related to changes in interest rates. We review our borrowings and attempt to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. We do not use derivatives for trading or speculative purposes. As of March 31, 2006, we had the following derivative instruments outstanding:

Type of Hedge	Notional Amount at March 31, 2006 (in millions)	LIBOR Cap Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at March 31, 2006 (in millions)

Interest Rate Cap	$140.0	6.000%	08/13/01	08/26/06	$—
Interest Rate Cap	$104.6	4.500%	09/28/01	10/25/06	$0.3
Interest Rate Swap	$175.0	4.202%	05/16/05	04/01/10	$6.0
Interest Rate Cap	$20.6	3.500%	12/17/03	02/01/11	$0.8

At March 31, 2006, we had fixed rate debt of $805 million and floating rate debt of $713 million. Approximately 62 percent of the floating rate debt was subject to an interest rate hedge or cap. At March 31, 2006, the weighted average rate on the floating rate debt was 6.16 percent. We have entered into hedging transactions in response to the sensitivity that is inherent in floating rate debt, but certain of those hedging transactions have caps that cause the rate sensitivity to be reduced but not eliminated. The impact on net income available to common stockholders and on cash flows over the next twelve months that would result from a one percentage point variance in interest rates on $713 million in floating rate debt would be approximately $4.4 million (pre-tax), holding all other variables constant.

Management believes that the net carrying value of the debt approximates fair value, with the exception of the Series 2000-A Bonds and the Series 2005 Bonds which have an estimated fair value of approximately $301 million and $214 million, respectively. A one percentage point increase in interest rates would decrease the fair values to $256 million and $182 million, respectively. A one percentage point decrease in interest rates would increase the fair values to $364 million and $259 million, respectively.

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

New Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends FASB statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires companies to initially record servicing assets and servicing liabilities at fair value and permits subsequent measurement to follow either an amortization method or a fair value measurement method. This statement requires prospective application to all transactions occurring after September 2006. We do not expect the adoption of this statement to have a significant impact on our financial position or results of operations.

Results of Operations

Financial Reporting

Historically we have managed, operated and reported our business in two distinct segments. For the quarters ended March 31, 2006 and 2005, the results of each segment are discussed on a stand-alone basis below. Our consolidated financial statements reflect both segments, less amounts eliminated relating to transactions between segments.

Real estate segment: Generally, the majority of our earnings are derived from this segment, the assets of which include our properties subject to triple-net leases and mortgage, equipment and other loans to third parties. The segment’s earnings are from rental income, interest income on loans and proceeds from dispositions of properties sold to manage portfolio risk.

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
	Quarter ended March 31, (in millions)
	2006	2005
Revenues:
Real estate	$54.2	$27.3
Specialty finance	3.3	6.6
Other*	(1.2)	(0.6)
Total revenues	56.3	33.3

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	7.9	4.4
Specialty finance	5.5	9.1
Other*	(1.2)	(0.6)
Total operating expenses excluding interest, depreciation, and amortization**	12.2	12.9

Depreciation and amortization expense:
Real estate	10.0	4.8
Specialty finance	0.5	0.3
Total depreciation and amortization expense	10.5	5.1

Interest expense:
Real estate	23.1	12.5
Specialty finance	2.0	4.4
Other*	(0.1)	—
Total interest expense	25.0	16.9

Total expenses	47.7	34.9

Income/(loss) from continuing operations	8.6	(1.6)

Income from discontinued operations, after income taxes:
Real estate	3.2	0.4
Specialty finance	5.6	4.6
Total income from discontinued operations, after income taxes	8.8	5.0

Gain on sale of assets - Real estate segment	0.6	—

Net income	$18.0	$3.4

* relates primarily to eliminations of transactions between segments
**	also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated joint ventures

Revenues:

Revenues in the real estate segment were comprised of the following:

	Quarter ended March 31, (in millions)
	2006	% of Total	2005	% of Total
Rental income	$ 50.0	92%	$ 25.4	93%
Interest income	1.3	2%	1.6	6%
Other	2.9	6%	0.3	1%
Total Revenues	$ 54.2	100%	$ 27.3	100%

Over 90% of total revenues from the real estate segment were rental revenues from real estate properties we own and lease to our tenants. Our long-term leases generally provide for payments of base rents with scheduled increases and/or contingent rent based on a percentage of the lessee’s gross sales. Rental income increased 97 percent during the quarter ended March 31, 2006 as compared to 2005 as a result of an increase in the number of properties held in our real estate portfolio. We added approximately $1 billion in properties through the Merger transaction on February 25, 2005 and added new properties through acquisitions of three property portfolios totaling $272 million subsequent to March 31, 2005 and added $21 million in acquisitions during the quarter ended March 31, 2006. The portfolio from USRP included certain ground leases that were subleased to tenants but for which the lessor remained legally responsible for those liabilities in the event the tenant did not pay. The sublease rents received are recorded as rental revenues and the payments are recorded in property expenses, as further described below.

Interest income in the real estate segment of $1.3 million and $1.6 million during the quarters ended March 31, 2006 and 2005, respectively, was generated by our declining portfolio of mortgage, equipment and other notes receivable held by this segment. Despite adding $15 million in former USRP loans on February 25, 2005, the increase in interest income from the new loans was partially offset by a decrease in interest income earned on the declining balance of our original loan portfolio resulting from the scheduled collections of principal. Loan originations since 2000 have been minimal.

Other income increased during the quarter ended March 31, 2006 compared to 2005 due to the bankruptcy court awarding us, during the quarter ended March 31, 2006, $1.8 million in bankruptcy proceeds from Boston Chicken, a tenant who declared bankruptcy in prior years. Other income also increased in 2006 by approximately $1.0 million in tenant reimbursables relating to real estate taxes for certain properties acquired through the Merger. The leases on certain properties assumed in the Merger require us to pay real estate taxes on behalf of the tenant. In these situations, we record the payment of the real estate taxes as an expense and then record the reimbursement from the tenant as tenant reimbursable within other income. Prior to the Merger, we did not have any leases that required us to pay taxes on behalf of the tenant.

Revenues in the specialty finance segment were comprised of the following:

	Quarter ended March 31, (in millions)
	2006	% of Total	2005	% of Total
Rental income	$ 0.6	18%	$ —	0%
Interest income	1.0	30%	5.3	80%
Other	1.7	52%	1.3	20%
Total Revenues	$ 3.3	100%	$ 6.6	100%

Specialty finance segment revenues decreased by 50 percent during the quarter ended March 31, 2006 as compared to 2005. Revenues associated with properties acquired with the intent to sell are recorded as revenue within discontinued operations and are not included here. Revenue from continuing operations consists primarily of interest income on a declining portfolio of mortgage loans receivable held by this segment and servicing revenues recorded as other income. Interest income decreased during the quarter ended March 31, 2006 as compared to 2005, due to the transfer of $198.2 million in mortgage loans to the real estate segment in March 2005. The real estate segment sold these mortgage loans to an unrelated party in July 2005.

Other income reflects, among other items, fees from advisory services and servicing income. The increase in other income is due to an increase in servicing income caused by the increase in the number of properties serviced due to the Merger in 2005 and the acquisition of properties, as described above.

Operating expenses, excluding depreciation, amortization and interest:

Operating expenses, excluding interest, depreciation and amortization are presented in the following charts that detail the results by segment. The real estate segment portion of these costs consisted of the following:

	Quarter ended March 31, (in millions)
	2006	% of Total	2005	% of Total
General operating and administrative	$ 3.5	44%	$ 3.3	75%
Property expenses, state and other taxes	3.5	44%	1.1	25%
Other	0.9	12%	—	—
	$ 7.9	100%	$ 4.4	100%

General operating and administrative expenses include employee related expenses, professional fees, portfolio servicing costs and office and other expenses. General and administrative expenses increased six percent for the quarter ended March 31, 2006 as compared to 2005 primarily due to an increase in costs to service the additional properties acquired through the Merger and through the other portfolio acquisitions mentioned above. The increase was partially offset by the one-time charges incurred during the quarter ended March 31, 2005, as described further in the specialty finance segment discussion below.

Property expenses typically occur when tenants default on their obligations. Property expenses, state and other taxes increased 218 percent for the quarter ended March 31, 2006 as compared to 2005. The increase is primarily due to a full quarter of expenses incurred in the three months ended March 31, 2006 versus one month of property expenses in the three months ended March 31, 2005 on the properties acquired through the Merger in February 2005. Property expenses also increased because as a result of the Merger, we assumed leasing arrangements where we are the tenant under some leases and are required to make rental payments of approximately $0.3 million per month and record these payments as rental expense. To the extent we have subleased these premises to another tenant, we have included the sublease rental income in rental revenues. Property expenses, which include real estate taxes, also increased due to a combination of i) acquiring vacant properties during the Merger for which we have to pay real estate taxes, insurance and repairs and maintenance and ii) acquiring properties during the Merger that require us to pay real estate taxes directly on behalf of the tenants under the terms of the lease. To the extent we then bill the tenants for the real estate taxes, we have included the reimbursements from the tenants in other income, as described above.

Other expenses increased during the quarter ended March 31, 2006 as compared to the same period in 2005, due to an increase in asset impairments related to properties held for investment and other investments. Some expenses formerly presented in this category associated with properties treated as discontinued operations are incorporated in the earnings or losses from discontinued operations for all years presented.

Operating expenses, excluding interest, depreciation, and amortization in the specialty finance segment consisted of the following:

	Quarter ended March 31, (in millions)
	2006	% of Total	2005	% of Total
General operating and administrative	$ 5.5	100%	$ 8.2	90%
Property expenses, state and other taxes	—	—	0.1	1%
Other	—	—	0.8	9%
	$ 5.5	100%	$ 9.1	100%

General operating and administrative expenses in the specialty finance segment decreased 40 percent during the quarter ended March 31, 2006 as compared to 2005. There are a number of items that have caused the decrease in expenses in 2006 that are summarized as follows:

•
During 2005, expenses in this segment includes a one time charge of $2 million resulting from a grant of non-restricted stock and related cash compensation to members of our Board of Directors and employees.

•
During 2005, we incurred certain costs related to the upgrade of our property management software to account for leasing transactions and to capture other tenant and lease information. We also incurred certain costs to in-source the information technology, human resources and other functions previously outsourced to related parties.

•
In 2005 we incurred additional expenses with the integration of the merged portfolios. While our servicing fee income in this segment for the management of the larger portfolio increased after the Merger, we incurred various one-time setup expenses during 2005 to add new properties creating an excess of new expenses over new revenues that have stabilized in 2006. The Income Fund portfolio had been previously serviced by the specialty finance segment and did not create significant additional integration costs.

The decrease in the line item for other expenses relates to a decrease in the minority interest in income of consolidated joint ventures. We sold the last remaining properties and dissolved a significant joint venture in 2005.

Interest Expense

Interest expense for each segment is illustrated in the following table:

	Quarter ended March 31, (in millions)
	2006	% of Total	2005	% of Total
Real estate	$ 23.1	92%	$ 12.5	74%
Specialty finance	2.0	8%	4.4	26%
Other	(0.1)	—	—	—
	$ 25.0	100%	$ 16.9	100%

Interest expense in the real estate segment increased approximately $10.6 million or 85 percent, during the quarter ended March 31, 2006, as compared to 2005. The increase in interest expense for the quarter ended March 31, 2006 was primarily due to (i) a full quarter of interest expense on debt assumed with the Merger and a $275 million net lease securitization completed in March of 2005, (ii) interest on $50 million additional borrowings completed in September 2005, and (iii) interest on $100 million additional borrowings completed in December 2005. The average debt balance at the real estate segment was $1.4 billion at March 31, 2006 versus $0.7 billion at March 31, 2005. The weighted average interest rate on all borrowings was 6.67 percent at March 31, 2006 versus 5.72 percent at March 31, 2005. Included in interest expense within the real estate segment is amortization of deferred financing costs of $2.2 million and $1.6 million for the quarters ended March 31, 2006 and 2005, respectively. The increase in deferred financing costs in 2006 was due to costs incurred on additional borrowings noted above.

The specialty finance segment experienced a 55 percent decrease in interest expense in the quarter ended March 31, 2006, as compared to 2005. The decrease was primarily due to the transfer of the pool of mortgage loans and related $161 million of debt to the real estate segment on March 31, 2005 and the early extinguishment of the $22 million Subordinated Note Payable in April 2005. Certain interest costs associated with our IPS program have been allocated to discontinued operations for each period presented.

Depreciation and Amortization

Depreciation and amortization expense for each segment is illustrated in the following table:

	Quarter ended March 31, (in millions)
	2006	% of Total	2005	% of Total
Real estate	$ 10.0	95%	$ 4.8	94%
Specialty finance	0.5	5%	0.3	6%
	$ 10.5	100%	$ 5.1	100%

The real estate segment experienced an increase in depreciation and amortization expense of $5.2 million during the quarter ended March 31, 2006 as compared to 2005. The increase in depreciation and amortization expense for the three months ended March 31, 2006 is primarily attributable to (i) a full quarter of depreciation and amortization expense versus one month depreciation and amortization expense on the properties acquired through the Merger in late February 2005, (ii) the acquisition of three property portfolios subsequent to March 31, 2005, and (iii) the acquisition of properties during the quarter ended March 31, 2006.

Discontinued Operations

We break discontinued operations into two categories, real estate and retail. In the real estate category, under generally accepted accounting principles (“GAAP”), when a property is designated as held for sale, such as all of the properties purchased under our IPS program, all income and certain expenses relating to the property and the ultimate gain or loss realized upon its disposition are treated as discontinued operations for all periods presented. Revenues associated with these properties are not reflected in the “Revenues” line item in our income statement, but instead, along with expenses and any gain or loss from its sale, are presented separately under the “Income from discontinued operations”. In addition, only operating and administrative expenses that are directly attributable to acquiring or selling these properties are allocated to the “Income from discontinued operations” and all other general and operating and administrative expenses are allocated to “Income (loss) from continuing operations”.

The following table shows our results from discontinued operations:

	Quarter Ended March 31, (in millions)
	2006		2005
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$14.1	$40.7	$—	$57.0
Cost of real estate sold	11.0	36.2	—	47.2
Gain on sale of real estate	3.1	4.5	—	9.8
Net other income	0.1	1.7	0.4	0.8
Earnings from real estate discontinued operations before tax	3.2	6.2	0.4	10.6

Retail operations revenue	—	—	—	5.2
Retail cost of sales	—	—	—	4.6
Earnings from retail discontinued operations before tax	—	—	—	0.6

Income tax provision	—	0.6	—	6.6

Income from discontinued operations, after income taxes	$3.2	$5.6	$0.4	$4.6

Our real estate segment periodically sells properties in the portfolio. We may have a performing property and believe it to be an opportune time to sell the asset and realize value. Also, we believe the best strategy to resolve certain vacant properties is to sell them. We received net sales proceeds of $14.1 million during the quarter ended March 31, 2006 and recognized a gain of $3.0 million. There were no property sales during the three months ended March 31, 2005.

While GAAP requires us to disclose our investment property sales program as a discontinued operation, we do not manage it in that manner. It is a vital business operation that was developed over the last five years that allows us to compete for large transactions and appropriately mitigate risk and manage concentrations. Since 2001, in our specialty finance segment, we have sold approximately $1.2 billion in restaurant properties generating net pre-tax gains of $138.0 million. While the number of properties sold during the quarter ended March 31, 2006 is comparable to the quarter ended March 31, 2005, the gain percentages realized are decreasing as discussed in Overview of Management’s Discussion and Analysis - Strategy 3: Sales of Real Estate to Investors. At March 31, 2006, we had approximately $226.7 million in real estate held for sale in our specialty finance segment.

We are treated as a REIT for federal income tax purposes and generally record no income tax expense. However, we have a taxable REIT subsidiary ("TRS”), where various business operations take place including the IPS program. The TRS recorded an income tax provision of approximately $0.6 million and $6.6 million for the quarters ended 2006 and 2005, respectively. The $6.6 million income tax provision at March 31, 2005 includes a $5.0 million non-cash deferred tax charge resulting from the transfer of loans from the TRS to the REIT.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Information regarding the Company’s market risk at December 31, 2005 is included in its Annual Report on Form 10-K for the year ended December 31, 2005. The material changes in the Company’s market risk are discussed in Item 2 above. Information regarding the Company’s market risk relating to changes in interest rates is included herein by reference to Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk” herein.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting. During the quarter ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs’ Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, and subsidiaries of the Company in the District Court of Dallas County, Texas (the “Court”). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed Mergers between the Income Funds and USRP and that the Company, subsidiaries of the Company and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleged that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demanded an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs did not add any parties or claims, but they did add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed an appellees’ brief. On December 12, 2005, the plaintiffs filed a brief in reply. The Court has granted a request for postponement of oral argument on the appeal that was originally scheduled for May 3, 2006. The Court has not yet set a new date. Management of the Company believes the claims against the Company are without merit and intends to vigorously defend against such claims.

During 2004, Management Strategies, Inc. filed a lawsuit against USRP. The complaint alleges that the Company owes approximately $3 million in sales and fuel tax liabilities to the State of Georgia. The management of the Company believes the claims against the Company are without merit and intends to defend vigorously against such claims.

Item 1A.	Risk Factors. There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

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

3.2	Third Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on August 15, 2005 and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-21403) and incorporated herein by reference).

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

4.13
Indenture, dated as of March 23, 2005, between the Registrant and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 ½% Senior Notes due 2015 (previously filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 28, 2005 and incorporated herein by reference).

4*
Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant.

10.6	Registrant Flexible Incentive Plan, as amended, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference).

10.7
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

10.8
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

Date: May 9, 2006	TRUSTREET PROPERTIES, INC.

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

3.2	Third Amended and Restated Bylaws (previously filed as Exhibit 3.1 to the Company’s current report on Form 8-K filed on August 15, 2005 and incorporated herein by reference).

4.1	Specimen of Common Stock Certificate (previously filed as Exhibit 4.1 to the Registrant’s Registration Statement on Form S-4 (File No. 333-21403) and incorporated herein by reference).

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

4.13
Indenture, dated as of March 23, 2005, between the Registrant and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 ½% Senior Notes due 2015 (previously filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 28, 2005 and incorporated herein by reference).

4*
Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant.

10.6	Registrant Flexible Incentive Plan, as amended, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference).

10.7
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

10.8
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