Form 10-K/A
period 2005-12-31
TRUSTREET PROPERTIES INC
filed 2006-05-12
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A

AMENDMENT NO. 1

          (Mark One)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________  to  ______________

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

The Form 10-K of Trustreet Properties, Inc. (the “Company”) for the year ended December 31, 2005, is being amended to include a revised consent by PricewaterhouseCoopers LLP as Exhibit 23.1.  The Company’s Form 10-K is also being amended to correct a typographical error on the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2005, that did not impact the subtotals or totals of this statement.

PART II

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

TRUSTREET PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Years ended December 31,
	2005	2004	2003
Cash flows from financing activities:
Proceeds from borrowings on revolver, term loan and note payable	1,354,475	61,552	34,104
Payment on revolver and note payable	(1,399,640)	(84,177)	(66,751)
Proceeds from borrowings on mortgage warehouse facilities	211,945	196,335	124,127
Payments on mortgage warehouse facilities	(190,617)	(188,454)	(176,372)
Proceeds from borrowings on senior notes	301,188	—	—
Proceeds from issuance of bonds	275,000	5,000	24,906
Retirement of bonds payable	(81,956)	(29,844)	(19,403)
Payment of bond issuance and debt refinancing costs	(27,911)	(908)	(2,231)
Proceeds from termination of cash flow hedge	1,685	—	—
Proceeds from exercised stock options	563	—	—
Retirement of convertible preferred stock	(32,500)	—	—
Loans from stockholder	—	10,900	18,710
Repayment of loan to stockholder	(33,860)	—	—
Acquisition of minority interest	(655)	—
Distributions to minority interest	(2,249)	(3,327)	(1,867)
Proceeds from issuance of common stock	136,166	—	—
Payment of stock issuance costs	(6,675)	(1,493)	(1,493)
Distributions to common stockholders	(75,463)	(69,760)	(68,244)
Distributions to preferred stockholders	(26,439)	—	—
Net cash provided by/(used in) financing activities	403,057	(104,176)	(134,514)

Net increase (decrease) in cash and cash equivalents	(2,285)	(14,211)	20,376

Cash and cash equivalents at beginning of year	22,744	36,955	16,579

Cash and cash equivalents at end of year	$20,459	$22,744	$36,955

Supplemental disclosures of cash flow information:

Interest paid	$80,160	$44,541	$48,114

Income taxes paid	$6,088	$8,508	$4,019

Supplemental disclosures of non-cash investing and financing activities:

Acquisition of minority interest in lieu of payment on accounts receivable	$1,798	$894	$317

Acquisition of minority interest	$—	$—	$11,375

Financing of computer software acquisition	$—	$—	$1,788

Foreclosure on notes receivable and acceptance of underlying real estate collateral	$—	$452	$4,632

Notes receivable accepted in exchange for sale of properties	$4,450	$3,490	$1,394

Restricted cash accepted in exchange for sale of convenience and gas store operations and interest in fuel loading terminal	$10,253	$—	$—

Distributions on common stock declared and unpaid at December 31	$7,409	$—	$758

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

Future minimum contractual lease payments to be received under noncancellable operating leases at December 31, 2005 are as follows:

(In thousands)

2006	$ 163,915
2007	161,977
2008	159,906
2009	157,507
2010	153,962
Thereafter	1,121,223
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

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Stockholders' Equity and Comprehensive Income/(Loss) for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003 (previously filed on the Company’s annual report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2005 (previously filed on the Company’s annual report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2005 (previously filed on the Company’s annual report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

Schedule IV - Mortgage Loans on Real Estate at December 31, 2005 (previously filed on the Company’s annual report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

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

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (previously filed on the Company’s annual report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

21	Subsidiaries of Registrant (previously filed on the Company’s annual report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 12th day of May, 2006.

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

12.1	Ratio of Earnings to Combined Fixed Charges and Preferred Stock Dividends (previously filed on the Company’s annual report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

21	Subsidiaries of Registrant (previously filed on the Company’s annual report on Form 10-K filed on March 16, 2006 and incorporated herein by reference).

23.1	Consent of PricewaterhouseCoopers LLP (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).