Form 10-Q
period 2006-06-30
TRUSTREET PROPERTIES INC
filed 2006-08-08
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

            (Mark One)

                         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

                          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

67,527,124 shares of common stock, $0.001 par value, outstanding as of August 8, 2006.

CONTENTS

Part I - Financial Information	Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Income	5

Condensed Consolidated Statement of
Stockholders’ Equity and Comprehensive Income	6

Condensed Consolidated Statements of Cash Flows	7-8

Notes to Condensed Consolidated Financial
Statements	9-20

Item 2. Management’s Discussion and Analysis of Financial	21-34
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About	34
Market Risk

Item 4. Controls and Procedures	34

Part II - Other Information

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3. Defaults Upon Senior Securities	35

Item 4. Submission of Matters to a Vote of Security Holders	35-36

Item 5. Other Information	36

Item 6. Exhibits	37-39

Item 1. Financial Statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	June 30, 2006	December 31, 2005
ASSETS

Real estate investment properties	$1,757,151	$1,726,493
Net investment in capital leases	144,825	147,995
Real estate held for sale	221,366	242,777
Mortgage, equipment and other notes receivable, net of allowance of $3,286 and $5,706, respectively	84,115	88,239
Cash and cash equivalents	15,987	20,459
Restricted cash	37,524	32,465
Receivables, less allowance for doubtful accounts of $2,764 and $2,394, respectively	9,523	7,665
Accrued rental income	40,148	34,295
Intangible lease costs, net of accumulated amortization of $15,082 and $9,628, respectively	75,538	77,716
Goodwill	235,895	235,895
Other assets	70,475	69,481
	$2,692,547	$2,683,480

LIABILITIES AND STOCKHOLDERS’ EQUITY

Revolver	$101,500	$55,000
Notes payable	576,887	579,002
Mortgage warehouse facilities	145,163	122,722
Bonds payable	705,735	742,201
Below market lease liability, net of accumulated amortization of $5,914 and $3,772, respectively	29,754	31,649
Due to related parties	354	232
Other payables	49,584	56,097
Total liabilities	$1,608,977	$1,586,903

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
(In thousands)

	June 30, 2006	December 31, 2005

Minority interests	$4,230	$4,077

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value per share: 84,500 shares authorized and unissued	—	—
Preferred stock, $0.001 par value per share: Series A Cumulative Convertible Preferred Stock - 8,000 shares authorized, 7,834 shares issued and outstanding (aggregate liquidation value of $195,855)	8	8
Preferred stock, $0.001 par value per share: Series C Redeemable Convertible Preferred Stock - 7,500 shares authorized, 7,244 shares issued and outstanding (aggregate liquidation value of $181,101)	7	7
Excess shares, $0.001 par value per share. 400,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share; 300,000 shares authorized, 67,548 and 67,375 shares issued at June 30, 2006 and December 31, 2005, respectively, and 67,527 and 67,357 shares outstanding at June 30, 2006 and December 31, 2005, respectively	67	67
Capital in excess of par value	1,489,960	1,489,405
Accumulated other comprehensive income	9,043	3,547
Accumulated distributions in excess of net income	(419,745)	(400,534)
Total stockholders’ equity	1,079,340	1,092,500

	$2,692,547	$2,683,480

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands except for per share data)

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Revenues:

Rental income from operating leases	$46,656	$38,296	$93,768	$60,728
Earned income from capital leases	3,048	3,170	6,107	5,830
Interest income from mortgage, equipment and other notes receivables	1,961	6,554	3,945	12,835
Investment and interest income	339	448	610	993
Other income	2,735	1,686	6,319	2,882
	54,739	50,154	110,749	83,268
Expenses:
General operating and administrative	7,259	10,041	15,068	20,987
Interest expense	25,412	24,868	50,416	41,759
Property expenses, state and other taxes	2,278	1,947	5,680	3,098
Depreciation and amortization	9,757	8,487	20,171	13,436
Impairment provisions on assets	950	125	1,637	140
	45,656	45,468	92,972	79,420
Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	9,083	4,686	17,777	3,848

Minority interest	(140)	(734)	(372)	(1,549)

Equity in earnings/(loss) of unconsolidated joint ventures	(25)	32	11	62

Income from continuing operations	8,918	3,984	17,416	2,361

Income from discontinued operations, after income taxes	12,930	14,142	21,729	19,215

Gain/(loss) on sale of assets	(136)	23	523	23

Net income	21,712	18,149	39,668	21,599
Dividends to preferred stockholders	(7,176)	(7,176)	(14,352)	(10,099)
Net income allocable to common stockholders	$14,536	$10,973	$25,316	$11,500

Basic and diluted net income per share:
Income/(loss) from continuing operations allocable to common stockholders	$0.03	$(0.05)	$0.06	$(0.15)
Income from discontinued operations	0.19	0.24	0.32	0.38

Basic and diluted net income per share	$0.22	$0.19	$0.38	$0.23

Weighted average number of shares of common stock outstanding
Basic	67,278	57,908	67,260	50,922
Diluted	67,280	57,908	67,278	50,922

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Six months ended June 30, 2006
(UNAUDITED)
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value	Capital in excess of par value	Accumulated distributions in excess of net income	Accumulated other compre- hensive income	Total	Compre- hensive income

Balance at December 31, 2005	7,834	$8	7,244	$7	67,357	$67	$1,489,405	$(400,534)	$3,547	$1,092,500

Net income	—	—	—	—	—	—	—	39,668	—	39,668	$39,668

Amortization of deferred gain on terminated swap	—	—	—	—	—	—	—	—	(198)	(198)	(198)

Reclassification of other than temporary loss on statement of income	—	—	—	—	—	—	—	—	585	585	585

Current period adjustment to recognize change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	5,109	5,109	5,109

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$45,164

Dividends declared on common stock	—	—	—	—	—	—	—	(44,527)	—	(44,527)

Dividends declared on preferred stock	—	—	—	—	—	—	—	(14,352)	—	(14,352)

Issuance of restricted stock to directors and employees, net of forfeitures	—	—	—	—	170	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—	537	—	—	537

Stock issuance cost adjustment	—	—	—	—	—	—	18	—	—	18

Balance at June 30, 2006	7,834	$8	7,244	$7	67,527	$67	$1,489,960	$(419,745)	$9,043	$1,079,340

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six months ended June 30,
	2006	2005
Cash flows from operating activities:

Net income	$39,668	$21,599
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of business acquisitions:
Depreciation and amortization on real estate assets	18,967	13,539
Depreciation and amortization on non-real estate assets	1,518	1,187
Amortization of above and below market leases	414	(40)
Amortization of deferred financing costs	4,843	4,716
Impairments and provisions on assets	1,898	500
Gain on sales of assets	(8,102)	(867)
Stock based compensation	537	2,255
Increase in accrued rental income	(6,002)	(3,606)
Amortization of investment in capital leases	3,225	2,399
Changes in real estate held for sale	(15,398)	1,192
Changes in other assets	(2,052)	(11,153)
Changes in other payables and due to related parties	(5,569)	19,723
Net cash provided by operating activities	33,947	51,444

Cash flows from investing activities:
Additions to real estate investment properties and intangible assets	(47,249)	(88,089)
Proceeds from sale of assets	18,044	8,165
Decrease in restricted cash	11,018	673
Acquisition of Income Funds	—	(449,997)
Cash acquired through merger	—	43,473
Payment of merger costs for USRP reverse merger	—	(13,072)
Collection on mortgage, equipment and other notes receivable	10,130	13,930
Other	161	—
Net cash used in investing activities	(7,896)	(484,917)

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(In thousands)

	Six months ended June 30,
	2006	2005
Cash flows from financing activities:
Proceeds from borrowings on revolver, term loan and note payable	$134,521	$1,080,098
Payment on revolver and note payable	(90,070)	(988,875)
Proceeds from borrowings on mortgage warehouse facilities	88,781	91,839
Payments on mortgage warehouse facilities	(66,340)	(90,230)
Proceeds from issuance of senior notes	—	250,000
Proceeds from issuance of bonds	—	275,000
Retirement of bonds payable	(36,525)	(34,001)
Payment of bond issuance and debt refinancing costs	(981)	(28,306)
Proceeds from termination of hedge	—	1,685
Proceeds from exercised stock options	—	475
Retirement of convertible preferred stock	—	(32,500)
Repayment of loans from stockholders	—	(33,860)
Acquisition of minority interest	—	(655)
Distributions to minority interest	(1,063)	(1,062)
Reimbursement/(payment) of stock issuance costs	18	(1,543)
Distributions to common stockholders	(44,512)	(36,961)
Distributions to preferred stockholders	(14,352)	(12,088)
Net cash provided by/(used in) financing activities	(30,523)	439,016

Net increase/(decrease) in cash and cash equivalents	(4,472)	5,543

Cash and cash equivalents at beginning of period	20,459	22,744

Cash and cash equivalents at end of period	$15,987	$28,287

Supplemental disclosures of cash flow information:

Interest paid	$48,795	$33,745

Income taxes paid	$3,133	$2,899

Supplemental disclosures of non-cash investing and financing activities:

Redemption of minority interest in lieu of payment on accounts receivable	$—	$1,798

Note receivable accepted in exchange for sale of property	$8,246	$—

Distributions declared and unpaid at June 30	$7,428	$6,371

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

1.	Organization and Nature of Business:

Trustreet Properties, Inc. (the “Company”) is the name adopted upon the merger of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005 (the “Merger”).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and six months ended June 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. As a result of the Merger, operating results for the quarter and six months ended June 30, 2005 include the results of CNLRP from January 1, 2005 through February 24, 2005 and include the operating results of the merged Company from February 25, 2005 through June 30, 2005. CNLRP was treated as the acquiror for accounting purposes. Amounts as of December 31, 2005 included in the financial statements have been derived from audited financial statements of the Company as of that date. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain items in the prior year’s financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no effect on stockholders’ equity or net income.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

2.	Basis of Presentation - Continued:

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of CNLRP, USRP and the historical combined financial information of the Income Funds. The unaudited pro forma condensed consolidated statements of earnings assume that the February 25, 2005 merger had occurred as of January 1, 2005, after giving effect to certain adjustments including a) rental income adjustments resulting from the straight-lining of scheduled rent increases as if the real estate had been acquired on January 1, 2005, b) the amortization of the intangible assets relating to above market leases and liabilities relating to below market leases over the remaining lease terms, c) elimination of intercompany fees and expenses between CNLRP and the Income Funds, d) adjustments to depreciate real estate assets over the depreciable lives and e) the amortization of identifiable leases in place intangibles and tenant relationship intangibles over the remaining lease terms. The following information also gives effect to the additional interest expense and amortization of loan costs resulting from entering into a series of financings as part of the Merger consisting of a $275 million net lease securitization, the issuance of $250 million in senior unsecured notes, and a $140 million term loan, net of the effect of eliminating the interest expense and amortization of loan costs relating to the repayment of $157 million of indebtedness. The unaudited proforma condensed financial information for the six months ended June 30, 2005, is not indicative of the results of operations that would have been achieved had the mergers reflected herein been consummated on January 1, 2005 or that will be achieved in the future.

(in thousands) Six months ended June 30, 2005

Revenues	$104,827

Net income/(loss)	$15,454
Dividends to preferred stockholders	(14,351)
Net income allocable to common stockholders	$1,103

Basic and diluted earnings/(loss) per share	$0.02

Basic weighted average shares outstanding	57,789

Diluted weighted average shares outstanding	57,789

During the six months ended June 30, 2005, the Company recorded non-recurring charges of approximately $11.4 million. These one-time expenses consisted of a non-cash tax charge of $2.7 million and $8.7 million of expenses related to the Merger.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and six months ended June 30, 2006 and 2005
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

3.	New Accounting Standards:

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides clarity and uniformity as it relates to income tax positions and the application of FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is in the process of evaluating the impact of adoption of this statement to determine if it will have a material effect on its financial position or results of operations.

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

The specialty finance segment actively acquires or develops real estate assets subject to leases with the intent to sell. Accordingly, the properties’ operating results and the gains or losses resulting from the disposition of properties are recorded as discontinued operations. In addition to its business of investing in restaurant properties subject to triple-net leases, the real estate segment will divest properties from time to time when it is strategic to the Company’s longer-term goals. When the real estate segment establishes its intent to sell a property, all property related assets and liabilities are reclassified to held for sale and operating results and the gain or loss on disposition of the property is treated as discontinued operations for all periods presented.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

4.	Real Estate Held for Sale - Continued:

As part of the Merger, the Company acquired several convenience, gas and restaurant operations which were under contract to sell as of the date of the Merger. In September 2005, the Company sold eighteen gas station operating units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii. All operating results relating to all of these retail and terminal operations were recorded as discontinued operations for all periods presented.

Operating results of discontinued operations are as follows:

	(In thousands)
	Quarters ended June 30,		Six months ended June 30,
	2006	2005	2006	2005

Rental income	$3,757	$3,548	$7,879	$6,795
Food, beverage and retail revenues	—	15,215	—	20,460
Food, beverage and retail expenses	—	(14,963)	—	(19,597)
Other property related expenses	(451)	(661)	(555)	(1,610)
Interest expense	(2,188)	(1,249)	(4,214)	(2,076)
Impairment provisions	(73)	(167)	(215)	(359)

Earnings from discontinued operations	1,045	1,723	2,895	3,613

Sales of real estate	105,790	84,036	160,584	141,270
Cost of real estate sold	(91,941)	(71,803)	(139,179)	(119,260)

Gain on disposal of discontinued operations	13,849	12,233	21,405	22,010

Income tax benefit/(provision)	(1,964)	186	(2,571)	(6,408)

Income from discontinued operations, after income tax	$12,930	$14,142	$21,729	$19,215

5.	Borrowings:

As of December 31, 2005, the Company maintained two mortgage warehouse facilities with total capacity of $260 million. In March 2006, one facility was renewed until March 2007, while in May 2006 the other warehouse facility was renewed until May 2007. Both warehouse facilities were renewed under terms substantially similar to the respective previous agreements.

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

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

6.	Income Tax: - Continued

The purchase of real properties with the intent to resell at a profit, the property improvement and redevelopment of real properties, and the operations of convenience and gas stations and restaurants, all of which, among other activities, are conducted within the TRS, are treated as discontinued operations.

During the quarters ended June 30, 2006 and 2005, the Company recorded an income tax expense of approximately $2.0 million and an income tax benefit of approximately $0.2 million, respectively. The Company recorded an income tax expense of approximately $2.6 million and $6.4 million for the six months ended June 30, 2006 and 2005, respectively. The expense/benefit was recorded in discontinued operations.

7.	Related Party Transactions:

As of December 31, 2005, the Company had a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “the Plaza”), which owns and operates the office tower in which Company headquarters are located. Affiliates of two members of the Board of Directors, including the Chairman, own the remaining partnership interests. As of December 31, 2005, the Company had severally guaranteed 8.33 percent, or $1.2 million, of an unsecured promissory note on behalf of the Plaza. On March 31, 2006, the Company sold its five percent interest in CNL Plaza Ltd. to CNL Corporate Investors, Ltd., an affiliate of the Chairman of the Board for $2.2 million and received an indemnity from the affiliate, pending the official release of the guaranty by the lender. This transaction has not met the criteria for sale recognition for financial reporting purposes, and as a result, the Company recorded the proceeds as a liability as of June 30, 2006.

8.	Flexible Incentive Plan:

Pursuant to the Company’s Flexible Incentive Plan, the Company granted shares of non-vested stock to members of its board of directors and certain employees during the six months ended June 30, 2006 and 2005. The non-vested shares granted during 2006 had a fair market value of approximately $2.5 million based on the Company’s stock price on the date of grant. The Company records compensation expense over the vesting period.

The following is a summary of the status of the Company’s non-vested shares as of June 30, 2006, and changes during the six months ended June 30, 2006:

	Number of shares (in thousands)	Weighted average fair value at grant date

Non-vested shares at beginning of year	120	$16.98
Granted	172	$14.78
Vested	(48)	$16.28
Forfeited	(2)	$17.20

Non-vested shares at June 30, 2006	242	$15.55

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

8.	Flexible Incentive Plan - Continued:

As of June 30, 2006, there was $2.9 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately four years.

9.	Earnings Per Share:

For the quarters and six months ended June 30, 2006 and 2005, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

	Quarter ended June 30,				Six months ended June 30,
	2006		2005		2006		2005

Numerator:
Income from continuing operations	$8,918		$3,984		$17,416		$2,361
Gain/(loss) on sale of assets	(136)		23		523		23
Less: Preferred stock dividends	(7,176)		(7,176)		(14,352)		(10,099)

Income/(loss) from continuing operations available to common stockholders	$1,606		$(3,169)		$3,587		(7,715)

Denominator:
Basic weighted average number of shares outstanding	67,278		57,908		67,260		50,922

Effect of dilutive securities:
Stock option	—	(1)	—	(3)	1		—	(3)
Restricted stock	2	(1)	—	(3)	17		—	(3)
Warrants	—	(2)	—	(3)	—	(2)	—	(3)
Convertible preferred stock	—	(2)	—	(3)	—	(2)	—	(3)
Diluted weighted average shares outstanding	67,280		57,908		67,278		50,922

Basic and diluted income/(loss) from continuing operations allocable to common stockholders per share	$0.03		$(0.05)		$0.06		$(0.15)

(1)
For the quarter ended June 30, 2006, the Company excluded stock options to purchase approximately 0.012 million shares of common stock and approximately 0.2 million shares of restricted common stock from the computation of diluted earnings per share as these common stock equivalents were anti-dilutive.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

9.	Earnings Per Share - Continued:

(2)
For the quarter and six months ended June 30, 2006, the Company excluded Series A and Series C Preferred Stock convertible into 16.6 million shares of common stock and warrants to purchase 0.4 million shares of common stock from the computation of diluted earnings per share as these common stock equivalents were anti-dilutive.

(3)
For the quarter and six months ended June 30, 2005, the Company excluded stock options to purchase approximately 0.012 million shares of common stock, warrants to purchase 0.4 million shares of common stock, approximately 0.12 million shares of restricted common stock and Series A and Series C Preferred Stock convertible into 16.6 million shares of common stock from the computation of diluted earnings per share as these common stock equivalents were anti-dilutive.

The following table shows on a proforma basis, the impact of the dividends on the Series C Preferred Stock issued on February 28, 2005 as part of the Merger, as if the preferred stock dividend had been declared for the entire six months ended June 30, 2005.

(in thousands) Six months ended June 30, 2005

Historical income (loss) from continuing operations and gain on sale of assets less preferred stock dividends	$(7,715)
Proforma adjustment for Series C Preferred Stock dividends	(2,264)
Proforma income (loss) from continuing operations allocable to common stockholders	$(9,979)

Basic and diluted proforma earnings (loss) per share:

From continuing operations	$(0.20)
From discontinued operations	0.38
Total	$0.18

10.	Segment Information:

The Company has established separate legal entities to operate and measure the real estate and specialty finance segments.

The real estate segment primarily acquires and holds real estate. It also holds a small pool of mortgage loans generally until maturity. The specialty finance segment offers financing, servicing, advisory and other services to restaurant operators and acquires primarily restaurant real estate properties subject to triple-net leases, utilizing short-term debt, and then sells them generally within one year.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and six Months ended June 30, 2006 and 2005
(UNAUDITED)

10.	Segment Information - Continued:

The following tables summarize the results for the real estate and specialty finance segments. Consolidating eliminations and results of the parent company are reflected in the “other” column.

	Quarter ended June 30, 2006 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$52,830	$3,469	$(1,560)	$54,739

Expenses:
General operating and administrative	3,326	5,064	(1,131)	7,259
Interest expense	23,362	2,127	(77)	25,412
Property expenses, state and other taxes	2,546	60	(328)	2,278
Depreciation and amortization	8,788	969	—	9,757
Impairment provisions on assets	950	—	—	950
Minority interest net of equity in earnings	161	4	—	165
	39,133	8,224	(1,536)	45,821
Discontinued operations:
Income from discontinued operations, net of income tax	5,312	7,618	—	12,930

Loss on sale of assets	(136)	—	—	(136)

Net income/(loss)	$18,873	$2,863	$(24)	$21,712

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

10.	Segment Information - (Continued):

	Quarter ended June 30, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$48,898	$2,817	$(1,561)	$50,154

Expenses:
General operating and administrative	3,829	7,317	(1,105)	10,041
Interest expense	23,354	1,590	(76)	24,868
Property expenses, state and other taxes	2,050	170	(273)	1,947
Depreciation and amortization	8,203	284	—	8,487
Impairment provisions on assets	66	59	—	125
Minority interest net of equity in earnings	64	638	—	702
	37,566	10,058	(1,454)	46,170
Discontinued operations:
Income from discontinued operations, net of income tax	2,474	11,668	—	14,142

Gain on sale of assets	23	—	—	23

Net income/(loss)	$13,829	$4,427	$(107)	$18,149

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

10.	Segment Information - (Continued):

	Six months ended June 30, 2006 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$106,426	$7,130	$(2,807)	$110,749

Expenses:
General operating and administrative	6,820	10,536	(2,288)	15,068
Interest expense	46,424	4,159	(167)	50,416
Property expenses, state and other taxes	5,960	48	(328)	5,680
Depreciation and amortization	18,702	1,469	—	20,171
Impairment provisions on assets	1,637	—	—	1,637
Minority interest net of equity in earnings	361	—	—	361
	79,904	16,212	(2,783)	93,333
Discontinued operations:
Income from discontinued operations, net of income tax	8,874	12,855	—	21,729

Gain on sale of assets	523	—	—	523

Net income/(loss)	$35,919	$3,773	$(24)	$39,668

Assets at June 30, 2006	$2,305,300	$388,847	$(1,600)	$2,692,547

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and six months ended June 30, 2006 and 2005
(UNAUDITED)

10.	Segment Information - (Continued):

	Six months ended June 30, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$75,812	$9,635	$(2,179)	$83,268

Expenses:
General operating and administrative	7,113	15,523	(1,649)	20,987
Interest expense	35,867	6,041	(149)	41,759
Property expenses, state and other taxes	3,147	318	(367)	3,098
Depreciation and amortization	12,878	558	—	13,436
Impairment provisions on assets	66	74	—	140
Minority interest net of equity in earnings	100	1,387	—	1,487
	59,171	23,901	(2,165)	80,907
Discontinued operations:
Income from discontinued operations, net of income tax	3,148	16,067	—	19,215

Gain on sale of assets	23	—	—	23

Net income/(loss)	$19,812	$1,801	$(14)	$21,599

Assets at June 30, 2005	$2,337,118	$351,019	$(18,444)	$2,669,693

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and six months ended June 30, 2006 and 2005
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

During 2004, Management Strategies, Inc. (“MSI”) filed a lawsuit against USRP. The complaint alleged that the Company owed approximately $3 million in sales and fuel tax liabilities to the State of Georgia. During the quarter and six months ended June 30, 2006, the Company, MSI and the GA Department of Revenue (“GA DOR”) reached a settlement. Under the settlement agreement, the Company paid $1.2 million, which had been accrued as of the Merger, to the GA DOR to terminate and settle the judgments between MSI and the GA DOR. All contingencies related to this litigation were resolved as of June 30, 2006.

12.    Subsequent Event:

On August 4, 2006, the Board approved changing the Company’s dividend policy to a quarterly payout.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•	changes in interest rates;
•	our ability to refinance existing financial obligations at favorable terms;
•	our ability to locate suitable tenants for our properties;
•	our ability to resolve any tenant defaults that could lead to a decline in value and as a result, subject us to impairment charges;
•	the ability of tenants and borrowers to make payments under their agreements with us;
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
•
our ability to sell properties through our investment property sales program as a result of any possible changes in tax legislation such as elimination or change of capital gains rates or change to the like-kind exchange (Section 1031) provisions;

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

Strategy 1: Financing Free-standing Restaurant and Retail Real Estate

We own over 2,200 properties at June 30, 2006 with an investment of $2.2 billion, substantially all of which are leased to restaurant operators. Our real estate segment owns 2,015 of these properties as long term investments in the core REIT portfolio. The remaining properties are held in our taxable REIT subsidiary through which our specialty finance segment operates. We are the largest provider of net-lease financing to the restaurant industry and excluding the pre-merger volume generated by USRP, our management team has completed $2.6 billion in sale leaseback transactions since January, 1995.

Competition increased in the net lease sector in 2005 and continued throughout the six months ended June 30, 2006 specifically on smaller transactions. This increased competition resulted in a gradual decrease of the acquisition cap rates in the marketplace which has, in turn, compressed net margins when sold. The continued increase in real estate valuations over the last few years has enabled the restaurant marketplace to provide the financial returns expected by equity investors. As part of this valuation process, it is expected that public restaurant companies with large levels of on-balance sheet restaurant real estate will monetize sizable portions of those amounts and we expect this to provide greater opportunities for larger transactions. We believe we are well positioned to acquire such restaurant operators’ real estate because of the following competitive advantages:

•     consistent source of financing dedicated almost exclusively to the restaurant industry for over twenty years;
•	ability to execute transactions in excess of $100 million as committed, including properties with a single concept;
•  relationships with most of the major restaurant concepts and significant franchisees in those systems; and
•  experience and expertise of our senior marketing representatives.

Before we purchase a property and enter into a long-term triple-net lease with a restaurant operator, the transaction undergoes a rigorous analysis. Our analysis includes:

•  credit underwriting of the restaurant concept;
•  credit underwriting of the potential tenant;
•  physical inspection of the real estate;
•  identifying which properties will be held for long-term investment or held for sale; and
•	the review and approval by our investment committee that includes the CEO and CFO.

The success of our IPS program (described further under Strategy 3: Sales of Real Estate to Investors) and the growth of our property portfolio for long term hold is dependent on the continued vibrancy of the 1031 exchange marketplace and successfully originating new triple-net leases. For the six months ended June 30, 2006 and 2005, we purchased $165 million and $190 million in net lease properties, respectively, of which $47 million and $72 million, respectively, were designated for our core real estate portfolio, and the remaining balance was allocated for sale in our IPS program. Origination volume in the six months ended June 30, 2006 was driven by three primary factors: (1) our continued ability to complete large portfolio acquisitions of assets owned by franchisors/franchisees; (2) operators’ continued interest in monetizing some or all of the value of their real estate holdings; and (3) the re-orientation of our marketing strategies.

We expect continued demand for triple-net lease financing in 2006 in the restaurant sector. However, we were an unsuccessful bidder on a number of competitively managed transactions in the first half of 2006 since the prevailing economics of the acquisition were deemed unattractive for us. These economics were compounded by escalating risk factors as measured by the ratios of: (a) a restaurant’s sales divided by the cost of purchasing the restaurant (Sales/Investment) and (b) the restaurant’s rent divided by its sales (Rent/Sales). We have responded to these current market risk factors by instead focusing on larger transactions (where our competitive advantages exist) and by identifying efficiencies within the selling process to reduce costs. The trend towards larger transactions coming to market has continued with a new and heightened interest on both tax-advantaged real estate transfers from the seller, or, at minimum, the introduction of equity in the transaction.

We expect the properties we purchase for long-term investment will earn rental income in the range of 8.5 - 9.75 percent including the impact of straight lining of rents. The term “straight lining of rent” refers to a requirement by generally accepted accounting principles that we average tenant rent payments over the life of the lease. Properties acquired for long term hold in the first half of 2006 averaged a straight-line rate of 9.2 percent. Our expectation, given the current competitive environment and our capital structure, is that transactions with the risk and return characteristics we seek for our core real estate portfolio may be less than originally anticipated. While we begin to see signs that acquisition cap rates may be rising, the continued low cap rate environment could result in us directing more of our acquisitions to the IPS program.

At June 30, 2006, we were involved in several opportunities with $122.4 million committed for funding and accepted by the client. Our mortgage warehouse facilities provide financing for up to 97 percent of the real estate purchase value. While we will continue to make selected acquisitions in the convenience and gas station sector, our focus is on restaurants. We actively survey the market seeking to identify other asset classes, where we believe we can compete effectively. Also, while we do not currently own any restaurants outside of the United States, we periodically examine international financing opportunities for established restaurant customers.

Strategy 2: Maximizing the Potential of our Real Estate Portfolio

Our real estate segment portfolio consists of 2,015 properties with a net carrying value of $2.0 billion at June 30, 2006. We employ standard processes to evaluate the real estate within the portfolio and actively manage the risk profile. We examine the concept, tenant and geographic concentrations. We review the leases expiring in future periods to proactively manage that risk. In addition, we examine and evaluate alternatives for vacant properties. Those alternatives include re-leasing the property, selling the property and reinvesting the proceeds, or redeveloping the real estate with a different restaurant or other retail concept to either continue to hold for investment or list for sale.

From July 1, 2005 to June 30, 2006, we encountered 24 new vacancies and resolved 59 vacancies. Of the 24 new vacancies, five were a result of an expiring lease, six were terminations by the tenant as permitted by its lease agreement, and the remaining resulted from defaults. Of the 59 resolutions, we sold the property at an average 113 percent recovery of net carrying value or leased the property at an average of 84 percent of the previous cash rent. In addition, over the past 12 months we renewed 74 leases scheduled to expire in 2005 or 2006. As of June 30, 2006, we had 68 properties with a net carrying value of $57.8 million with leases expiring in the next 12 months, and had 65 properties with a net carrying value of $40.9 million that are vacant with no lease. We will continue to manage these properties, and expect to reduce the number of vacant properties in the next 15 months either by locating suitable tenants to lease the properties or selling the vacant properties and reinvesting the sales proceeds in replacement properties.

The following tables illustrate as of June 30, 2006 the diversification in our real estate portfolio in terms of annualized base rent. Generally the leases have monthly fixed lease payments (“base rent”). Base rent in the following tables represents the monthly cash rent for June 2006 on an annualized basis. It does not represent a rent amount in accordance with generally accepted accounting principles as it does not include the straight-line impact of any rent escalators or any contingent rent based on tenant sales exceeding a certain threshold. In 2005, those amounts collectively were $12 million. Annual base rent is a key figure that we review as it provides a proxy for the cash portion of rental revenues expected to be received.

The following tables show our top ten concepts, tenants, and states ranked as a percentage of total annualized base rent. We believe our diversification by concept, tenant and state enhances the stability of our cash flow by reducing exposure to a single concept, tenant or geographic area.

Concept	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Wendy’s (*)	191	9.5%	8.5%	10.3
Burger King	173	8.6%	7.1%	10.8
Golden Corral	82	4.1%	7.0%	6.2
Jack in the Box	114	5.7%	6.7%	8.3
Arby’s	151	7.5%	6.2%	10.4
International House of Pancakes	63	3.1%	4.2%	13.3
Captain D’s	100	5.0%	3.9%	16.7
Pizza Hut	144	7.1%	2.9%	6.3
Bennigan’s	25	1.2%	2.9%	10.9
Denny’s	47	2.3%	2.6%	7.9

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally without a minimum threshold.

Tenant	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Jack in the Box, Inc.	114	5.7%	6.8%	8.3
Golden Corral Corporation	71	3.5%	6.1%	5.7
IHOP Properties, Inc.	60	3.0%	4.0%	13.4
Captain D’s, LLC	91	4.5%	3.7%	17.2
Sybra Inc.	84	4.2%	3.4%	11.6
S&A Properties Corp.	30	1.5%	3.0%	12.1
Texas Taco Cabana, LP	31	1.5%	2.1%	10.9
El Chico Restaurants, Inc.	23	1.1%	1.9%	10.1
The Restaurant Company	18	0.9%	1.8%	19.1
Vicorp Restaurants, Inc.	20	1.0%	1.6%	8.8

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally without a minimum threshold.

State	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Texas	399	19.8%	19.5%	8.9
Florida	186	9.2%	10.4%	10.5
Georgia	126	6.3%	5.8%	11.4
Tennessee	97	4.8%	4.0%	10.0
Illinois	64	3.2%	3.8%	9.8
California	53	2.6%	3.7%	11.0
North Carolina	91	4.5%	3.5%	9.2
Ohio	90	4.5%	3.3%	8.5
Missouri	52	2.6%	2.8%	10.9
South Carolina	56	2.8%	2.5%	10.9

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally without a minimum threshold.

Approximately 64 percent of our leases have terms that expire in 2015 or later and the average remaining lease term of our portfolio is approximately 10.2 years. Our leases typically provide for initial terms of 15-20 years, plus renewal options. The triple-net lease is a long-term lease that requires the tenant to pay property expenses. This form of lease generally insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. At June 30, 2006, total annualized base rent on our real estate portfolio was approximately $191.7 million, without giving effect to any future rent escalations and without giving effect to any contingent rental income earned based on tenant restaurant sales in excess of thresholds as defined in the leases. The $191.7 million includes an estimated annualized amount of $9.6 million of contingent rent for units with leases where rent is based on actual store sales generally without a minimum threshold. The equivalent of six months of annualized base rent of $191.7 million (which is based on the monthly billing for leases in place at June 30, 2006 times twelve months without giving effect to any future rent escalations) is approximately $95.9 million. This is approximately the equivalent of (i) rental and earned income for the six months ended June 30, 2006 of $99.9 million (calculated in accordance with generally accepted accounting principles), (ii) less $6 million recorded in accrued rental income during the six months ended June 30, 2006 (iii) plus an adjustment of approximately $2 million of rental income representing rents from January 1, 2006 through the acquisition date of properties acquired and leased during the six months ended June 30, 2006 that are not reflected in our historical operating results.

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

Strategy 3: Sale of Real Estate to Investors

Since 2001, we have sold approximately $1.2 billion in properties through our IPS program within our specialty finance segment, of which $90.3 million and $123.2 million were sold during the six months ended June 30, 2006 and 2005, respectively. At June 30, 2006, we held 142 properties for sale to investors through our IPS program with an investment of $174.6 million, including 130 properties with an investment of $163.9 million recently purchased by our specialty finance segment and funded by $145.1 million in mortgage warehouse debt. The remaining 12 properties with an investment of $10.7 million were acquired through the Merger. When we purchase a property, we determine whether we want to hold it in our real estate segment portfolio or sell the property through our IPS program in the specialty finance segment. When determining if a property is to be held for investment or held for sale, we consider our existing portfolio profile. We examine attributes such as lease rate, concept, tenant and geographic concentration and general real estate and economic trends in the property’s location. We hold properties we believe will provide appreciation in excess of the general market over time and which appropriately meet these attributes.

Many buyers of our properties are those motivated to defer taxes on commercial properties they have sold through the reinvestment of the proceeds as permitted under the Internal Revenue Code. In addition, we find buyers who are attracted to our real estate because of its location, concept, tenant and income potential. Our properties typically sell in the $0.8 million to $3.0 million price range. We primarily employ direct marketing efforts to sell our IPS properties and our website (Trustreet1031.com) lists our available properties for sale.

While the volume of units sold increased nine percent in the first six months of 2006 versus 2005, our net margin percentage, which we define as the gain on the sale of the property divided by the original cost, declined from 20 percent in 2005 to 12 percent in 2006. This is due to narrowing of the spread between acquisition cap rates and sell-side cap rates in 2006 versus 2005. Although we expected some compression, the decline in our net margin percentage has been greater than we anticipated. This is a result of competition to purchase restaurant real estate which has reduced our buy side cap rates and an increase in the 1031 exchange buyer’s mortgage interest rates which has led to a slight upward trend in our sell side cap rates. This spread compression is expected to reduce our net gain percentages during 2006 from levels experienced in 2005. Nonetheless, there continues to be significant liquidity in the 1031 exchange marketplace and we expect demand for our properties held for sale to continue. In addition, the mix of IPS inventory contributed to lower aggregate net gains in the first half of 2006 versus 2005. In the first half of 2006, the average cost per property sold in IPS was $1.3 million, compared to $1.8 million in the same period in 2005. In the first half of 2006, sales volume included 61 units sold on the IPS platform compared with 56 in the comparable period in 2005. Our IPS program compliments our ability to offer sale leaseback financing, especially in securing and managing larger transactions.

Strategy 4: Real Estate Development and Redevelopment

During 2004, we formed our Real Estate Development and Redevelopment Group within our specialty finance segment. Our acquisition and due diligence process identifies properties that are suitable for development as restaurants. When the highest and best use of a parcel is outside of the restaurant industry, other retail uses are evaluated. Once a parcel is identified, we develop it using build-to-suit and leasing activities. These assets are either held in our portfolio for long term appreciation or sold to enhance our profits. Since 2004, we have sold more than $55.5 million in properties from this portfolio. During the six months ended June 30, 2006 and 2005, these activities generated $3.9 million and $1.0 million in pre-tax gains, respectively. Our Real Estate Development and Redevelopment Group portfolio held 44 properties with an investment of $46.9 million, of which $36.1 million were classified as held for sale at June 30, 2006. Of the $46.9 million in properties, $19.1 million represented undeveloped land, $4.7 million in projects were under construction and $1.8 million comprised completed projects. The remaining $21.3 million were acquired with an existing structure with the intent to redevelop or sell at a future date.

Liquidity and Capital Resources

We intend to meet our short-term liquidity requirements through cash flows provided by operations, our line of credit, our warehouse lines, and other short-term borrowings. We intend to meet our short-term liquidity needs which include:

• operating expenses;
• current debt service requirements;
• distributions on our common and preferred equity, as may be limited by performance covenants;
• initial funding of properties we intend to hold for investment;
• initial funding of properties we intend to sell through our IPS program; and
• federal and state taxes.

Our debt structure at June 30, 2006 is as follows:

Debt	Balance (in millions)	Approximate Interest Rates	Expected Maturity Date	Type

Mortgage Warehouse Facility (c)	68.8	LIBOR + 1.25%	Mar-07	Collateralized
Mortgage Warehouse Facility (c)	76.3	LIBOR + 1.15%	May-07	Collateralized
Series 2001-A Bonds (a)	123.8	LIBOR + .98%	Aug-06	Collateralized
Series 2001 Bonds (a)	85.8	LIBOR + .94%	Oct-06	Collateralized
Notes Payable	0.8	7.16%	Jun-07	Collateralized
Revolver (a)	101.5	LIBOR + 2.25%	April-08	Uncollateralized	(d)
Term Loan (a)	275.0	LIBOR + 2.00%	April-10	Uncollateralized	(d)
Series 2003 Bonds (a)	1.5	LIBOR + 5.00%	Mar-07	Collateralized
Series 2001-4 Bonds	23.3	8.90%	2009-2013	Collateralized
Series 2005 Bonds	260.3	4.67%	2012	Collateralized
Senior Unsecured Notes (b)	301.1	7.50%	April-15	Uncollateralized
Series 2000-A Bonds	211.1	7.97%	2009-2017	Collateralized

Total Debt	1,529.3

(a)	We have entered into hedging transactions to reduce our sensitivity to floating rate debt in the form of swaps and caps, as described further under “Market Risk”.
(b)	Balance includes a premium of $1.1 million at June 30, 2006.
(c)
We also paid exit fees to the lenders upon the sale of properties financed by the warehouse facilities which we recorded as interest expense. We paid exit fees of $0.3 million and $0.7 million during the six months ended June 30, 2006 and 2005, respectively. Effective March 31, 2006 and May 31, 2006, we eliminated the exit fees under the $160 million warehouse facility and the $100 million warehouse facility, respectively, as part of the renewals of the agreements.

(d)	The Revolver and Term Loan are subject to borrowing base asset requirements.

Our weighted average expected maturity of debt, excluding our revolving line of credit and the short-term mortgage warehouse facilities, was approximately 5.97 years and 6.93 years at June 30, 2006 and 2005, respectively. We have two secured financings that mature in 2006. We are currently examining different structures and expect to refinance these maturing obligations with secured debt, as described further below under Bonds Payable.

Our current capitalization structure is a combination of secured debt, senior unsecured debt, convertible preferred stock and common stock. Our total debt to total assets ratios at June 30, 2006 and 2005, were approximately 57 percent and 60 percent, respectively, and our collateralized debt to total assets (excluding the Revolver, Term Loan and the Senior Unsecured Notes) was approximately 32 percent and 39 percent, respectively. During 2005, we reduced the collateralized debt levels as compared to prior years through equity issuances, the issuance of senior unsecured notes and the sale of certain non-core assets. We will fund our pipeline of purchases for the remainder of 2006 through a combination of alternatives that may include mortgage warehouse facilities, secured debt, unsecured debt, sales of properties and issuance of equity. We continue to evaluate the mix of capital options as we gradually reduce our total debt as a percentage of assets. While this process is expected to be incremental, we do continue to evaluate options that could possibly accelerate a reduction of debt as a percentage of assets.

We had the following funds available to us at June 30, 2006:

(In millions)

Mortgage Warehouse Facilities	$114.9
Revolver	73.5
Cash and Cash Equivalents	16.0
$204.4

Mortgage Warehouse Facilities. We believe our mortgage warehouse facilities, with their relatively low-cost, high-advance rate financing, have been integral to our success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly we are vulnerable to any changes in the terms of these facilities. The warehouse facilities currently advance between 95 and 97 percent of the original real estate cost. As of June 30, 2006, we had two mortgage warehouse facilities. The first mortgage warehouse facility permits borrowing up to a maximum of $160 million and was renewed through March 2007. The second mortgage warehouse facility has a current capacity of $100 million with another lender and was renewed through May 2007. As part of the renewals, we increased the margin over LIBOR and we eliminated the payment of exit fees on sales of properties for any properties that we sell subsequent to the renewals. At June 30, 2006, we had approximately $21.6 million in capital supporting our loan and lease portfolio financed through our mortgage warehouse facilities. Amounts outstanding under the mortgage warehouse facilities were $145.1 million and $103 million at June 30, 2006 and 2005, respectively. The increase in the balance outstanding resulted from new net lease originations funded by these facilities.

Bonds Payable. We have medium-term note and long-term bond financings, referred to collectively as bonds payable. We use rental income received on properties and interest income received on mortgage loans and equipment leases pledged as collateral on medium and long-term financing to make scheduled reductions in bond principal and interest. We have $209.6 million in bonds maturing in 2006 collateralized by real estate with a net book value of $402.3 million. We are examining a structure to facilitate the re-financing of the bonds maturing in 2006 through a secured financing collateralized by a portion of the current collateral as well as other restaurant properties already owned or purchased in 2006. This approach will rotate a number of properties that are currently secured under the two series of bonds maturing in 2006 into our uncollaterized pool. We expect to enter into a short-term bridge financing to pay off the 2001-A bonds in late August 2006. The secured financing, currently contemplated for an October 2006 closing, would pay off both the bridge financing and the Series 2001 bonds.

Revolver. Our short-term debt includes a $175 million revolving line of credit (the “Revolver”). We utilize the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The initial maturity date of the revolver is April 2008, with an optional one year extension. We are currently considering amending the Revolver and Term Loan facilities, given the continued demand in the revolver and term debt capital markets.

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

Some sources of debt financing require that we maintain certain standards of financial performance, such as a fixed-charge coverage ratio, a tangible net worth requirement and certain levels of available cash and may restrict the amount or timing of common stock dividend payments. Any failure to comply with the terms of these covenants would constitute a default and could create an immediate need to find alternative borrowing sources. We were in compliance with all of our covenants at June 30, 2006.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements. In addition, on January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several of the Income Funds, filed a purported class action lawsuit on behalf of the limited partners against the general partners of the Income Funds, CNLRP and USRP. The complaint alleges that the general partners breached their fiduciary duties in connection with the Mergers and that the parties to the Merger aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleges that the general partners violated provisions of the Income Fund partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers, which was unsuccessful. On April 26, 2005, a supplemental plea to jurisdiction hearing was held. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the stockholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed an appellees’ brief. On December 12, 2005, the plaintiffs filed a brief in reply. The court has granted a request for postponement of oral argument on the appeal that was originally scheduled for May 3, 2006. The Court has not yet set a new date. We believe the lawsuit, including the request for certification, is without merit and intend to defend vigorously against its claims.

During 2004, Management Strategies, Inc. (“MSI”) filed a lawsuit against USRP. The complaint alleged that we owed approximately $3 million in sales and fuel tax liabilities to the State of Georgia. During the quarter and six months ended June 30, 2006, we, MSI and the GA Department of Revenue (“GA DOR”) reached a settlement. Under the settlement agreement, we paid $1.2 million, which had been accrued as of the Merger, to the GA DOR to terminate and settle the judgments between MSI and the GA DOR. All contingencies related to this litigation were resolved as of June 30, 2006.

Contractual Cash Obligations

Our contractual cash obligations remained generally unchanged at June 30, 2006 compared to December 31, 2005.

Cash Flows

	Six months ended June 30,
	(in millions)
	2006	2005
Cash flows provided by operating activities	$33.9	$51.5
Cash flows used in investing activities	(7.9)	(484.9)
Cash flows provided by/(used in) financing activities	(30.5)	439.0

Net increase (decrease) in cash and cash equivalents	(4.5)	5.6
Cash and cash equivalents at beginning of year	20.5	22.7

Cash and cash equivalents at end of period	$16.0	$28.3

Cash Flows Provided by Operating Activities

Our sources of cash from operating activities include rental payments from our tenants, collections of interest on our portfolio of loans and net proceeds from the sales of property inventory from our IPS program. Our uses of cash from operating activities include payments of operating expenses, interest on our outstanding indebtedness and the acquisition of inventory for our IPS program. Our cash from operating activities for the six months ended June 30, 2006 and 2005 were $33.9 million and $51.5 million, respectively. Because increases in assets held for sale are primarily funded through warehouse facilities, management believes that a better indicator of liquidity generated from operating activities would exclude the changes in the real estate portfolio. Net cash provided by operating activities excluding changes in inventories of real estate held for sale were $49.3 million and $50.3 million in the six months ended June 30, 2006 and 2005, respectively.

Investing Activities

Sources of cash from investing activities during the six months ended June 30, 2006 included sales of some vacant and some performing properties within our real estate segment, and during the six months ended June 30, 2006 and 2005, included the collection of principal under our mortgage and notes receivables. Uses of cash during the six months ended June 30, 2006 and 2005 included the acquisition of properties for long-term investment in our real estate segment. During the six months ended June 30, 2006, a tenant exercised its option to purchase several properties under the terms of the lease. These properties served as collateral for our Series 2000-A and Series 2005 financings. Proceeds of $16.1 million were classified as restricted cash at June 30, 2006, the majority of which will be used to repay a pro-rata share of the bonds collateralized by these properties. The primary use of cash during 2005 was to acquire the Income Funds as part of the Merger on February 25, 2005.

Financing Activities

We recapitalized our company during the six months ended June 30, 2005 as a result of the Merger which allowed us more access to capital and provided us the ability to increase originations in 2005. As part of the Merger we assumed the Series B (“Series B”) convertible preferred stock in accordance with their terms and used $32.5 million in cash to redeem this series of convertible preferred stock shortly after the Merger.

Proceeds from financing activities during the six months ended June 30, 2006 came from borrowings under our Revolver. Proceeds from financing activities during the six months ended June 30, 2005 came from bridge and permanent financing, our Term Loan, the issuance of senior unsecured notes and the issuance of the Series 2005 Bonds. During the six months ended June 30, 2006 and 2005, we used the proceeds from financing activities to pay the Revolver and pay distributions. During the six months ended June 30, 2005, we used proceeds from financing activities to pay part of the 2005 bridge financing, pay bond issuance and debt refinancing costs and repay loans to a stockholder. During 2006 and 2005, we used proceeds from our mortgage warehouse facilities to acquire properties to be held as inventory under our IPS program and repaid the mortgage warehouse facilities from the sales proceeds of these inventory properties. During these periods we also repaid a portion of our bonds payable in accordance with their scheduled maturities and any required prepayments.

We consider our long-term liquidity requirements to include the repayment of maturing debt, including borrowings under our revolving credit facilities used to fund properties held for investment. We intend to meet our long-term liquidity requirements by raising equity or debt capital, entering into joint venture arrangements and by selling select properties. We expect to use the proceeds from property sales predominantly for reinvestment in new properties or for the reduction of debt.

Our ability to internally fund capital needs is limited since we must distribute at least 90 percent of our net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. We intend to make distributions to stockholders in order to comply with REIT qualification requirements under the federal tax code. Effective with the Merger, we pay dividends to holders of preferred stock. Our $1.93 Series A Cumulative Convertible Preferred Stock pays a quarterly dividend at an annualized rate of $1.93 per share and our 7.5% Series C Redeemable Convertible Preferred Stock pays a quarterly dividend at an annualized rate of $1.875 per share. Common stock dividends are currently declared and paid monthly, currently at $0.11 per share, annualized at $1.32 per share. Common stock dividends have previously been declared and paid monthly, most recently declared August 1, 2006 with a payable date as of September 15, 2006. On August 4, 2006 the Board approved a change to a quarterly dividend, effective with the fourth quarter of 2006. The change will result in cost savings and enable us to more effectively evaluate the future quarterly dividend level.

We have elected to distribute amounts in excess of that necessary to qualify as a REIT. During the six months ended June 30, 2006 and 2005, we declared dividends of $44.5 million and $40.8 million, respectively, of which we paid $37.1 million and $37.0 million, respectively, to our common stockholders. During the six months ended June 30, 2005, dividends on common shares for the first two months (prior to the Merger) were paid at a different rate than our current monthly rate of $0.11 per share.

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

Most held for sale properties acquired with funds provided by the mortgage warehouse facilities are required to be sold within a certain time frame. Any delinquency, default or delay in the resale of these properties would generally require accelerated principal payments on the related debt and may restrict our ability to find alternative financing for these specific assets. Our debt, excluding bonds payable, generally includes cross-default provisions. A default under any debt facility could result in our other borrowings becoming immediately due and payable.

Generally, we use a triple-net lease to lease our properties to our tenants that requires the tenant to pay expenses on the property. The lease somewhat insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted and we may incur expenses of maintaining the property until the property can be sold or re-leased to another tenant. In the event of tenant bankruptcy, we may be required to fund certain expenses in order to retain control or take possession of the property. This could expose us to successor liabilities and further affect liquidity.

Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise securitization market and affect the quality or perception of the loans or leases underlying our previous securitization transactions. We conducted our previous securitizations using bankruptcy remote entities. These entities exist independently from the rest of our Company and their assets are not available to satisfy the claims of our creditors, any subsidiary or its affiliates. In addition, certain net lease properties are pledged as collateral for the triple-net lease bonds payable. In the event of a tenant default relating to pledged properties, we may elect to contribute additional properties or substitute properties into these securitized pools from properties we own not otherwise pledged as collateral. If we fail to comply with certain financial ratio covenants, then principal payments on the outstanding bonds will be accelerated. Currently certain required performance cash flow ratios are below the required threshold primarily due to tenant defaults and bankruptcies in prior years. As a result, cash flow remaining in excess of the scheduled principal and interest payments is required to be used for additional debt reduction. For the six months ended June 30, 2006 and 2005, we were required to make additional debt reductions of approximately $0.2 million and $0.8 million, respectively, as a result of not complying with certain ratios in the net lease pools.

To date, the ratings on the loans and leases underlying the securities issued in these transactions have been affirmed. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a securitized pool on ratings watch or even downgrade one or more classes of securities to a lower rating. In May 2006, a rating agency advised us they were placing certain non-investment grade bonds on ratings watch for a possible downgrade. Our 2000-A financing originally certificated $15.4 million in non-investment grade bonds that we retained. The investments and related bonds are intercompany transactions eliminated in consolidation. In July 2006, the rating agency affirmed its original rating. Should we experience a significant number of defaults in a securitization, and the securities undergo a negative ratings action, we could experience material adverse consequences impacting our ability to continue earning income as servicer, renew our existing debt facilities and impact our ability to engage in future net lease securitization transactions. In addition, a negative ratings action against our securitized pools could cause our warehouse lenders to lower advance rates and increase the cost of financing.

Off-Balance Sheet Transactions

We currently hold residual interests in two securitizations, the assets and liabilities of which are not consolidated into our financial statements. The carrying value of our investment in the bond certificates was $15.7 million at June 30, 2006 and is included in “other assets” in the consolidated financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at June 30, 2006:

	(in millions)
	Mortgage loans	Bonds outstanding
	in pool at par	at face value

Loans and debt supporting 1998-1 Certificates	$124.0	$124.0
Loans and debt supporting 1999-1 Certificates	183.1	183.1
	$307.1	$307.1

Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose us to market risk related to changes in interest rates. We review our borrowings and attempt to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. We do not use derivatives for trading or speculative purposes. As of June 30, 2006, we had the following derivative instruments outstanding:

Type of Hedge	Notional Amount at June 30, 2006 (in millions)	LIBOR Cap Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at June 30, 2006 (in millions)

Interest Rate Cap	$137.5	6.000%	08/13/01	08/26/06	$—
Interest Rate Cap	$102.8	4.500%	09/28/01	10/25/06	$0.3
Interest Rate Swap	$175.0	4.202%	05/16/05	04/01/10	$7.7
Interest Rate Cap	$19.7	3.500%	12/17/03	02/01/11	$0.9

At June 30, 2006, we had fixed rate debt of $796.6 million and floating rate debt of $732.7 million. Approximately 59 percent of the floating rate debt was subject to an interest rate hedge or cap. At June 30, 2006, the weighted average rate on the floating rate debt was 6.55 percent. We have entered into hedging transactions in response to the sensitivity that is inherent in floating rate debt, but certain of those hedging transactions have caps that cause the rate sensitivity to be reduced but not eliminated. The impact on net income available to common stockholders and on cash flows over the next twelve months that would result from a one percentage point variance in interest rates on $733 million in floating rate debt would be approximately $4.3 million (pre-tax), holding all other variables constant.

Management believes that the net carrying value of the debt approximates fair value, with the exception of the Series 2000-A Bonds and the Series 2005 Bonds which have an estimated fair value of approximately $219.5 million and $244.2 million, respectively. A one percentage point increase in interest rates would decrease the fair values to $209.9 million and $235.9 million, respectively. A one percentage point decrease in interest rates would increase the fair values to $229.1 million and $257.9 million, respectively.

Inflation

We believe inflation has not significantly affected our earnings because the inflation rate has remained low. During inflationary periods, which generally are accompanied by rising interest rates, our ability to grow may be adversely affected because the yield on new investments may increase at a slower rate than new borrowing costs. The sustained low inflation has led to net lease pricing pressure as tenants request decreasing rates for longer maturities. However, the increasing interest rates over the past year should offset this pressure somewhat.

New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides clarity and uniformity as it relates to income tax positions and the application of FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are in the process of evaluating the impact of adoption of this statement to determine if it will have a material effect on our financial position or results of operations.

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

Results of Operations

Financial Reporting

Historically we have managed, operated and reported our business in two distinct segments. For the quarters and six months ended June 30, 2006 and 2005, the results of each segment are discussed on a stand-alone basis below. Our consolidated financial statements reflect both segments, less amounts eliminated relating to transactions between segments.

Real estate segment: Generally, the majority of our earnings are derived from this segment, the assets of which include our properties subject to triple-net leases and holds a small portfolio of mortgage loans to third parties. The segment’s earnings are from rental income, interest income on loans and proceeds from dispositions of properties sold to manage portfolio risk.

Specialty finance segment: This segment includes our IPS program and our Real Estate Development and Redevelopment activities. This segment’s earnings are from lease income prior to sale, net gains from investment property sales, gains from the development and sale of restaurant/retail real estate and to a lesser extent, investment banking and other service revenues. This segment historically has earnings from interest income on mortgage loans as well. The majority of these loans were transferred to the real estate segment on March 31, 2005 and subsequently sold to an unrelated third party in July 2005.

The following table presents components of net income, including income from continuing and discontinued operations, by segment. It also reflects the elimination of transactions between segments used to prepare the consolidated financial statements.

	Quarter ended June 30, (in millions)
	2006	2005
Revenues:
Real estate	$52.9	$48.9
Specialty finance	3.5	2.8
Other*	(1.6)	(1.6)
Total revenues	54.8	50.1

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	7.1	6.0
Specialty finance	5.1	8.2
Other*	(1.5)	(1.4)
Total operating expenses excluding interest, depreciation, and amortization**	10.7	12.8

Depreciation and amortization expense:
Real estate	8.8	8.2
Specialty finance	1.0	0.3
Total depreciation and amortization expense	9.8	8.5

Interest expense:
Real estate	23.4	23.4
Specialty finance	2.1	1.6
Other*	(0.1)	(0.1)
Total interest expense	25.4	24.9

Total expenses	45.9	46.2

Income from continuing operations	8.9	3.9

Income from discontinued operations, after income taxes:
Real estate	5.3	2.5
Specialty finance	7.6	11.7
Total income from discontinued operations, after income taxes	12.9	14.2

Loss on sale of assets - Real estate segment	(0.1)	—

Net income	$21.7	$18.1

              *   relates primarily to eliminations of transactions between segments
**	also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated joint ventures

	Six months ended June 30, (in millions)
	2006	2005
Revenues:
Real estate	$106.4	$75.8
Specialty finance	7.2	9.7
Other*	(2.8)	(2.2)
Total revenues	110.8	83.3

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	14.8	10.4
Specialty finance	10.6	17.3
Other*	(2.6)	(2.0)
Total operating expenses excluding interest, depreciation, and amortization**	22.8	25.7

Depreciation and amortization expense:
Real estate	18.7	12.9
Specialty finance	1.5	0.6
Total depreciation and amortization expense	20.2	13.5

Interest expense:
Real estate	46.4	35.9
Specialty finance	4.2	6.0
Other*	(0.2)	(0.1)
Total interest expense	50.4	41.8

Total expenses	93.4	81.0

Income from continuing operations	17.4	2.3

Income from discontinued operations, after income taxes:
Real estate	8.9	3.2
Specialty finance	12.8	16.1
Total income from discontinued operations, after income taxes	21.7	19.3

Gain on sale of assets - Real estate segment	0.5	—

Net income	$39.6	$21.6

               * relates primarily to eliminations of transactions between segments
**	also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated joint ventures

Revenues:

Revenues in the real estate segment were comprised of the following:

	Quarter Ended June 30, (in millions)				Six Months Ended June 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
Rental income	$48.8	92%	$41.5	85%	$98.1	92%	$66.4	88%
Interest income	1.4	3%	6.1	12%	2.7	3%	7.6	10%
Other	2.7	5%	1.3	3%	5.6	5%	1.8	2%
Total Revenues	$52.9	100%	$48.9	100%	$106.4	100%	$75.8	100%

Revenues from the real estate segment are primarily rental revenues from real estate properties we own and lease to our tenants. Our long-term leases generally provide for payments of base rents with scheduled increases and/or contingent rent based on a percentage of the lessee’s gross sales. Rental income increased 18 percent for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005. The increase in rental income for the quarter was primarily due to the acquisition of properties in or subsequent to June 2005 of approximately $319 million. Rental income increased 48 percent for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005 due to the $319 million in acquisitions subsequent to June 30, 2005 and the Merger transaction on February 25, 2005 which added approximately $1 billion in properties to our portfolio. The portfolio from USRP included certain ground leases that were subleased to tenants but for which the lessor remained legally responsible for those liabilities in the event the tenant did not pay. The sublease rents received are recorded as rental revenues and the corresponding payments are recorded in property expenses, as further described below.

Interest income in the real estate segment is generated by our amortizing portfolio of mortgage, equipment and other notes receivable. Interest income decreased 77 percent for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005. Interest income decreased 65 percent for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. The decrease in interest income was primarily due to the sale of approximately $198.2 million in notes receivable in July 2005. We did not originate any new loans during the quarters or six months ended June 30, 2006 or 2005.

Other income increased 108 percent for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005 and increased 211 percent for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. Other income during the quarter and six months ended June 30, 2006 includes approximately $1 million in recoveries relating to a loan previously reserved as uncollectible. We collected our loan in full from the borrower during 2006 and in accordance with our policy, recorded the collection of amounts deemed uncollectible in prior periods, as income in the period the collection was received. Other income during the six months ended June 30, 2006 also includes $1.8 million in bankruptcy proceeds collected from the bankruptcy court from a tenant who declared bankruptcy in a prior year. Other income during the quarter and six months ended June 30, 2006 also includes $0.6 million and $1.6 million, respectively, in real estate tax and other tenant reimburseables for certain properties acquired through the Merger on February 25, 2005. The leases on certain properties assumed in the Merger require us to pay real estate taxes on behalf of the tenant. In these situations, we record the payment of the real estate taxes as an expense and then record the reimbursement from the tenant as tenant reimbursable within other income. Prior to the Merger, we did not have any leases that required us to pay taxes on behalf of the tenant.

Revenues in the specialty finance segment were comprised of the following:

	Quarter Ended June 30, (in millions)				Six Months Ended June 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
Rental income	$0.9	26%	$0.3	11%	$1.8	25%	$0.5	5%
Interest income	1.0	29%	1.0	36%	2.0	28%	6.4	66%
Other	1.6	45%	1.5	53%	3.4	47%	2.8	29%
Total Revenues	$3.5	100%	$2.8	100%	$7.2	100%	$9.7	100%

Specialty finance segment revenues increased by 25 percent during the quarter ended June 30, 2006 and decreased by 26 percent for the six months ended June 30, 2006, as compared to 2005. Revenues associated with properties acquired with the intent to sell are recorded as revenue within discontinued operations and are not included here. Rental income increased during 2006 due to amending certain leases on properties held for investment in October 2005 increasing the annual rental payments under those leases.

The decrease in revenues for the six months ended June 30, 2006 was caused by a decrease in interest income due to the transfer of $198.2 million in mortgage loans to the real estate segment in March 2005. The real estate segment sold these mortgage loans to an unrelated third party in July 2005. Other income increased due to an increase in servicing income earned from the real estate segment. The servicing income has increased due to the increase in property acquisitions in the portfolio since June 2005.

Operating expenses, excluding depreciation, amortization and interest:

Operating expenses, excluding interest, depreciation and amortization are presented in the following charts that detail the results by segment. The real estate segment portion of these costs consisted of the following:

	Quarter Ended June 30, (in millions)				Six Months Ended June 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
General operating and administrative	$3.3	46%	$3.8	63%	$6.8	46%	$7.1	68%
Property expenses, state and other taxes	2.6	37%	2.1	35%	5.9	40%	3.2	31%
Other	1.2	17%	0.1	2%	2.1	14%	0.1	1%
	$7.1	100%	$6.0	100%	$14.8	100%	$10.4	100%

General operating and administrative expenses include employee related expenses, professional fees, portfolio servicing costs and office and other expenses. General and administrative expenses decreased 13 percent for the quarter ended June 30, 2006 as compared to 2005 due to the same reasons discussed further in the specialty finance segment discussion below.

Property expenses typically occur when tenants default on their obligations under their lease. Property expenses, state and other taxes increased 24 percent for the quarter ended June 30, 2006 as compared to 2005 and increased 84 percent for the six months ended June 30, 2006, as compared to 2005. Property expenses include legal fees, real estate taxes, insurance, repairs and maintenance and other expenses relating to properties that are vacant or properties whose tenants are experiencing financial difficulties. Property expenses during 2006 reflect six months of such expenses for vacant properties acquired as part of the Merger on February 25, 2005, as opposed to only incurring four months of such expenses during 2005. Though we have reduced some of the initial vacancies, we have had additional properties become vacant subsequent to June 30, 2005. Property expenses also increased during 2006 as compared to 2005 because effective with the Merger, we assumed leasing arrangements where we are the tenant under some leases and are required to make rental payments of approximately $0.3 million per month and record these payments as rental expense. To the extent we have subleased these premises to another tenant, we have included the sublease rental income in rental revenues. Property expenses also increased because effective with the Merger, we acquired leasing arrangements whereby we are required to pay real estate taxes directly on behalf of the tenants under the terms of the lease. To the extent we then bill the tenants for the real estate taxes, we have included the reimbursements from the tenants in other income, as described above.

Other expenses increased during the quarter and six months ended June 30, 2006 as compared to the same periods in 2005, due to an increase in asset impairments related to properties held for investment and other investments. Some expenses formerly presented in this category associated with properties treated as discontinued operations are incorporated in the earnings or losses from discontinued operations for all periods presented.

Operating expenses, excluding interest, depreciation and amortization in the specialty finance segment consisted of the following:

	Quarter Ended June 30, (in millions)				Six Months Ended June 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
General operating and administrative	$5.1	100%	$7.3	89%	$10.5	99%	$15.5	90%
Property expenses, state and other taxes	0.0	0%	0.2	2%	0.1	1%	0.3	2%
Other	0.0	0%	0.7	9%	0.0	0%	1.5	8%
	$5.1	100%	$8.2	100%	$10.6	100%	$17.3	100%

General operating and administrative expenses in the specialty finance segment decreased 30 and 32 percent during the quarter and six months ended June 30, 2006, respectively, as compared to 2005. There are a number of items that caused the decrease in expenses in these periods of 2006 that are summarized as follows:

•
Commission and bonus expenses were higher in the quarter ended June 30, 2005 due to a large property acquisition that closed in that quarter. During the six months ended 2005, expenses in this segment included a one time charge of $2 million resulting from a grant of non-restricted stock and related cash compensation to members of our Board of Directors and employees.

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

Interest Expense

Interest expense for each segment is illustrated in the following table:

	Quarter Ended June 30, (in millions)				Six Months Ended June 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
Real estate	$23.4	92%	$23.4	94%	$46.4	92%	$35.9	86%
Specialty finance	2.1	8%	1.6	6%	4.2	8%	6.0	14%
Other	(0.1)	0%	(0.1)	0%	(0.2)	0%	(0.1)	0%
	$25.4	100%	$24.9	100%	$50.4	100%	$41.8	100%

Interest expense in the real estate segment increased for the six months ended June 30, 2006 by approximately $10.5 million or 29 percent as compared to 2005 due to an increase in borrowings subsequent to June 30, 2005 and due to rising interest rates on our variable rate debt. The average debt balance at the real estate segment was $1.4 billion at June 30, 2006 versus $1.2 billion at June 30, 2005. The weighted average interest rate on all borrowings was 6.8 percent at June 30, 2006 versus 5.7 percent at June 30, 2005. Included in interest expense within the real estate segment is amortization of deferred financing costs of $2.2 million and $2.5 million for the quarters ended June 30, 2006 and 2005, respectively, and $4.4 million and $4.1 million for the six months ended June 30, 2006 and 2005, respectively. Interest expense was comparable during the quarters ended June 30, 2006 and 2005. Even though interest expense decreased as a result of paying off approximately $158 million in debt outstanding in July 2005 when we sold the mortgage notes receivables that were financed by this debt, we experienced a slight increase in interest expense from additional borrowings of $50 million and $100 million in September and December 2005, respectively, to finance separate portfolio acquisitions.

Interest expense in the specialty finance segment decreased 30 percent for the six months ended June 30, 2006, as compared to 2005. The decrease in interest expense for the six months ended June 30, 2006 is primarily due to the transfer of the pool of mortgage loans and related $161 million of debt outstanding at March 31, 2005 to the real estate segment on March 31, 2005 and the early extinguishment of the $22 million Subordinated Note Payable in April 2005.

Depreciation and Amortization

Depreciation and amortization expense for each segment is illustrated in the following table:

	Quarter Ended June 30, (in millions)				Six Months Ended June 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
Real estate	$8.8	90%	$8.2	96%	$18.7	93%	$12.9	96%
Specialty finance	1.0	10%	0.3	4%	1.5	7%	0.6	4%
	$9.8	100%	$8.5	100%	$20.2	100%	$13.5	100%

Depreciation and amortization in the real estate segment increased $0.6 million or seven percent in the quarter ended June 30, 2006, when compared to the same period in 2005 and $5.8 million or 45 percent in the six months ended June 30, 2006, when compared to the same period in 2005. The increase is primarily attributable to the acquisition of $319 million of properties in or subsequent to June 30, 2005.

Discontinued Operations

We record discontinued operations into two categories, real estate and retail. In the real estate category, under generally accepted accounting principles (“GAAP”), when a property is designated as held for sale, such as all of the properties purchased under our IPS program, all income and certain expenses relating to the property and the ultimate gain or loss realized upon its disposition are treated as discontinued operations for all periods presented. Revenues associated with these properties are not reflected in the “Revenues” line item in our income statement, but instead, along with expenses and any gain or loss from its sale, are presented separately under the “Income from discontinued operations”. In addition, only operating and administrative expenses that are directly attributable to acquiring or selling these properties are allocated to “Income from discontinued operations” and all other general and operating and administrative expenses are allocated to “Income (loss) from continuing operations”.

The following table shows our results from discontinued operations:

	Quarter Ended June 30, (in millions)
	2006		2005
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$31.6	$74.2	$13.2	$70.8
Cost of real estate sold	26.5	65.4	12.4	59.4
Gain on sale of real estate	5.1	8.8	0.8	11.4
Net other income/(expense)	0.2	0.8	1.7	(0.2)
Earnings from real estate discontinued operations before tax	5.3	9.6	2.5	11.2

Retail operations revenue	—	—	—	15.2
Retail cost of sales	—	—	—	14.9
Earnings from retail discontinued operations before tax	—	—	—	0.3

Income tax benefit/(provision)	—	(2.0)	—	0.2

Income from discontinued operations, after income taxes	$5.3	$7.6	$2.5	$11.7

	Six months ended June 30, (in millions)
	2006		2005
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$45.7	$114.9	$13.5	$127.8
Cost of real estate sold	37.6	101.6	12.6	106.7
Gain on sale of real estate	8.1	13.3	0.9	21.1
Net other income	0.8	2.1	2.3	0.5
Earnings from real estate discontinued operations before tax	8.9	15.4	3.2	21.6

Retail operations revenue	—	—	—	20.5
Retail cost of sales	—	—	—	19.6
Earnings from retail discontinued operations before tax	—	—	—	0.9

Income tax provision	—	(2.6)	—	(6.4)

Income from discontinued operations, after income taxes	$8.9	$12.8	$3.2	$16.1

Our real estate segment periodically sells properties in the portfolio. We may have a performing property and believe it to be an opportune time to sell the asset and realize value. Also, we believe the best strategy to resolve certain vacant properties is to sell them. We received net sales proceeds of $31.6 million and $13.2 million during the second quarters of 2006 and 2005, respectively, generating gains of $5.1 million and $0.8 million, respectively. During the six months ended June 30, 2006 and 2005, we received net sales proceeds of $45.7 million and $13.5 million, respectively, generating gains of $8.1 million and $0.9 million respectively.

While GAAP requires us to record our investment property sales program as a discontinued operation, we do not manage it in that manner. It is a vital business operation that was developed over the last five years that allows us to compete for large transactions and appropriately mitigate risk and manage concentrations. Since 2001, in our specialty finance segment, we have sold over $1.2 billion in restaurant properties generating net pre-tax gains of $146.6 million. While the number of properties sold during the quarter and six months ended June 30, 2006 was slightly higher than during the quarter and six months ended June 30, 2005, the gain percentages realized have decreased in 2006 as compared to 2005, as discussed in Overview of Management’s Discussion and Analysis - Strategy 3: Sales of Real Estate to Investors. At June 30, 2006, we had approximately $211.3 million in real estate held for sale in our specialty finance segment.

We are treated as a REIT for federal income tax purposes and generally record no income tax expense. However, we have a taxable REIT subsidiary ("TRS”), where various business operations take place including the IPS program and the Development and Redevelopment Group. The TRS recorded an income tax provision of approximately $2.0 million for the quarter ended June 30, 2006 and an income tax benefit of $0.2 million for the quarter ended June 30, 2005. The TRS recorded an income tax provision of approximately $2.6 million and $6.4 million for the six months ended June 30, 2006 and 2005, respectively. The $2.0 million provision in the current quarter reflects the recurring tax expense for ongoing earnings of the TRS. The small benefit in the quarter ended June 30, 2005 reflects the recurring tax expense for ongoing earnings of the TRS, as well as increases relating to the estimated effective tax rate for the year, offset by a $2.3 million reduction in the non-recurring, non-cash charge resulting from the transfer of the loans described below.

The $2.6 million tax provision at June 30, 2006 reflects the recurring tax expense for ongoing earnings of the TRS, while the $6.4 million tax provision at June 30, 2005 includes a nonrecurring non-cash $2.7 million deferred tax charge resulting from the March 2005 transfer of mortgage loans receivable from the TRS to the REIT. The mortgage loans, with a principal balance of $185.7 million, were transferred to more appropriately align the holding of those mortgage loans with our objective of holding mortgage loans and real estate properties as long-term investments. The transfer was executed by way of a purchase of a 100 percent interest in the subsidiary that held the mortgage loans. We initially entered into an interest rate swap in 2002 to mitigate a portion of the variability related to the interest costs on our borrowings that financed the loans. The hedge met the definition of a cash flow hedge, and as a result, changes in its value period to period were reported in other comprehensive income (“OCI”). Valuation changes in the swap were required to be reflected net of applicable income taxes at the then applicable tax rate. The hedge liability generated a deferred tax asset in 2002 that was offset by a valuation allowance. In 2003, we met the criteria under GAAP to reverse the valuation allowance, and in effect realized the tax benefit through net income and not OCI. With this accounting treatment, all future valuation adjustments to the hedge liability impact both earnings and OCI. Had we not transferred the pool of loans to the real estate segment, the $2.7 million charge in the six months ended June 30, 2005 would have continued to be amortized as a charge to earnings over the life of the hedge contract.

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

Changes in Internal Control over Financial Reporting. During the quarter ended June 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

During 2004, Management Strategies, Inc. (“MSI”) filed a lawsuit against USRP. The complaint alleged that the Company owed approximately $3 million in sales and fuel tax liabilities to the State of Georgia. During the quarter and six months ended June 30, 2006, the Company, MSI and the GA Department of Revenue (“GA DOR”) reached a settlement. Under the settlement agreement, the Company paid $1.2 million, which had been accrued as of the Merger, to the GA DOR to terminate and settle the judgments between MSI and the GA DOR. All contingencies related to this litigation were resolved as of June 30, 2006.

Item 1A.	Risk Factors.

There have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. Inapplicable

Item 3. Defaults Upon Senior Securities. Inapplicable.

Item 4. Submission of Matters to a Vote of Security Holders.

The regular annual meeting of stockholders of the Company was held in Orlando, Florida on June 22, 2006 for the purpose of electing the board of directors.

Holders of record of the Company’s common stock at the close of business on April 3, 2006, the record date, were entitled to notice of, and to vote at, the meeting. Two proposals were submitted to a vote of stockholders as follows:

The stockholders approved the election of the following persons as directors of the Company:

Name	For	Against (*)

Robert A. Bourne	54,196,194	906,815
G. Steven Dawson	54,440,103	662,906
G. Richard Hostetter. Esq.	54,410,618	692,391
Richard C. Huseman	43,190,819	11,912,191
James H. Kropp	44,648,868	10,454,141
J. Joseph Kruse	44,512,160	10,590,850
Curtis B. McWilliams	54,213,204	889,805
James M. Seneff, Jr.	54,095,510	1,007,499

The stockholders ratified the appointment of PricewaterhouseCoopers, LLP as independent certified public accountants for the Company for the year ended December 31, 2006, 43,952,458 voted for and 11,150,550 voted against(*).

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

10.1
Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, and Richard C. Huseman, dated as of January 27, 1997, between CNL American Properties Fund, Inc. and Steven D. Shackelford, dated as of February 18, 1998, and between CNL American Properties Fund, Inc. and Curtis B. McWilliams, dated as of September 1, 1999, (included as Exhibit 10.9 to the Registration Statement of CNL American Properties Fund, Inc. (No. 333-15411) on Form S-11 and incorporated herein by reference).

10.2
Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Steven D. Shackelford (included as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2003 of CNL Restaurant Properties, Inc. and incorporated herein by reference).

10.3
Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Curtis B. McWilliams (included as Exhibit 10.22 to the Form 10-K for the year ended December 31, 2003 of CNL Restaurant Properties, Inc. and incorporated herein by reference).

10.4
Employment Agreement dated as of January 1, 2004 by and between CNL Restaurant Investments, Inc. and Thomas G. Kindred, Jr. (included as Exhibit 10.23 to Form 10-Q for the quarter ended March 31, 2004 of CNL Restaurant Properties, Inc. and incorporated herein by reference).

10.5	Employment Agreement dated as of September 15, 2004 by and between CNL Restaurant Capital GP, Corp. and Michael T. Shepardson. (filed herewith).

10.6	Registrant Flexible Incentive Plan, as amended, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference).

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

10.9	Addenda to Employment Agreements of Curtis B. McWilliams, Steven D. Shackelford, Michael T. Shepardson and Thomas G. Kindred, Jr. dated as of January 1, 2006 (filed herewith) .

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2006	TRUSTREET PROPERTIES, INC.

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

10.1
Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, and Richard C. Huseman, dated as of January 27, 1997, between CNL American Properties Fund, Inc. and Steven D. Shackelford, dated as of February 18, 1998, and between CNL American Properties Fund, Inc. and Curtis B. McWilliams, dated as of September 1, 1999, (included as Exhibit 10.9 to the Registration Statement of CNL American Properties Fund, Inc. (No. 333-15411) on Form S-11 and incorporated herein by reference).

10.2
Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Steven D. Shackelford (included as Exhibit 10.21 to the Form 10-K for the year ended December 31, 2003 of CNL Restaurant Properties, Inc. and incorporated herein by reference).

10.3
Employment Agreement dated as of May 5, 2003 by and between CNL Franchise Network GP Corp. and Curtis B. McWilliams (included as Exhibit 10.22 to the Form 10-K for the year ended December 31, 2003 of CNL Restaurant Properties, Inc. and incorporated herein by reference).

10.4
Employment Agreement dated as of January 1, 2004 by and between CNL Restaurant Investments, Inc. and Thomas G. Kindred, Jr. (included as Exhibit 10.23 to Form 10-Q for the quarter ended March 31, 2004 of CNL Restaurant Properties, Inc. and incorporated herein by reference).

10.5	Employment Agreement dated as of September 15, 2004 by and between CNL Restaurant Capital GP, Corp. and Michael T. Shepardson. (filed herewith).

10.6	Registrant Flexible Incentive Plan, as amended, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference).

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

10.9	Addenda to Employment Agreements of Curtis B. McWilliams, Steven D. Shackelford, Michael T. Shepardson and Thomas G. Kindred, Jr. dated as of January 1, 2006 (filed herewith) .

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).