Form 10-Q
period 2006-09-30
TRUSTREET PROPERTIES INC
filed 2006-11-08
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                        (Mark One)

                              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

                              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated Filer ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __  No X

67,526,109 shares of common stock, $0.001 par value, outstanding as of November 8, 2006.

CONTENTS

Part I - Financial Information	Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets	3-4

Condensed Consolidated Statements of Income	5

Condensed Consolidated Statement of
Stockholders’ Equity and Comprehensive Income	6

Condensed Consolidated Statements of Cash Flows	7-8

Notes to Condensed Consolidated Financial
Statements	9-24

Item 2. Management’s Discussion and Analysis of Financial	25-47
Condition and Results of Operations

Item 3. Quantitative and Qualitative Disclosures About	47
Market Risk

Item 4. Controls and Procedures	47

Part II - Other Information

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	49

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3. Defaults Upon Senior Securities	50

Item 4. Submission of Matters to a Vote of Security Holders	50

Item 5. Other Information	50

Item 6. Exhibits	50-53

Item 1. Financial Statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30, 2006	December 31, 2005
ASSETS

Real estate investment properties	$1,757,007	$1,718,387
Net investment in capital leases	148,332	147,184
Real estate held for sale	209,541	252,019
Mortgage, equipment and other notes receivable, net of allowance of $3,103 and $5,706, respectively	82,703	88,239
Cash and cash equivalents	9,610	20,459
Restricted cash	10,647	32,465
Receivables, less allowance for doubtful accounts of $3,076 and $2,394, respectively	8,521	7,665
Accrued rental income	42,264	34,312
Intangible lease costs, net of accumulated amortization of $17,596 and $9,579, respectively	72,631	77,437
Goodwill	235,895	235,895
Other assets	66,395	69,481
	$2,643,546	$2,683,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Revolver	$134,000	$55,000
Notes payable	576,845	579,002
Mortgage warehouse facilities	239,703	122,722
Bonds payable	551,002	742,201
Below market lease liability, net of accumulated amortization of $6,947 and $3,772, respectively	28,740	31,712
Due to related parties	299	232
Other payables	37,545	56,097
Total liabilities	$1,568,134	$1,586,966

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS - CONTINUED
(UNAUDITED)
(In thousands)

	September 30, 2006	December 31, 2005

Minority interests	$4,215	$4,077

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.001 par value per share: 84,500 shares authorized and unissued	—	—
Preferred stock, $0.001 par value per share: Series A Cumulative Convertible Preferred Stock - 8,000 shares authorized, 7,834 shares issued and outstanding (aggregate liquidation value of $195,855)	8	8
Preferred stock, $0.001 par value per share: Series C Redeemable Convertible Preferred Stock - 7,500 shares authorized, 7,244 shares issued and outstanding (aggregate liquidation value of $181,101)	7	7
Excess shares, $0.001 par value per share. 400,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share; 300,000 shares authorized, 67,548 and 67,375 shares issued at September 30, 2006 and December 31, 2005, respectively, and 67,527 and 67,357 shares outstanding at September 30, 2006 and December 31, 2005, respectively	67	67
Capital in excess of par value	1,490,212	1,489,405
Accumulated other comprehensive income	5,440	3,547
Accumulated distributions in excess of net income	(424,537)	(400,534)
Total stockholders’ equity	1,071,197	1,092,500

	$2,643,546	$2,683,543

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)
(In thousands except for per share data)

	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Revenues:

Rental income from operating leases	$47,102	$41,614	$141,061	$102,411
Earned income from capital leases	2,964	2,999	8,981	8,738
Interest income from mortgage, equipment and other notes receivables	1,831	3,025	5,776	15,860
Investment and interest income	789	704	1,399	1,697
Other income	2,176	3,198	8,520	5,931
	54,862	51,540	165,737	134,637
Expenses:
General operating and administrative	7,026	7,358	22,094	28,345
Interest expense	25,806	24,213	76,222	65,972
Property expenses, state and other taxes	2,481	2,206	8,090	5,262
Depreciation and amortization	9,480	8,311	29,585	21,716
Loss on termination of cash flow hedge	—	8,558	—	8,558
Impairment provisions on assets	1,002	1,250	2,636	1,391
	45,795	51,896	138,627	131,244
Income/(loss) from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	9,067	(356)	27,110	3,393

Minority interest	(113)	(78)	(485)	(1,627)

Equity in earnings of unconsolidated joint ventures	51	28	62	90

Income/(loss) from continuing operations	9,005	(406)	26,687	1,856

Income from discontinued operations, after income taxes	8,013	9,650	29,475	28,964

Gain on sale of assets	223	9,620	747	9,643

Net income	17,241	18,864	56,909	40,463
Dividends to preferred stockholders	(7,176)	(7,176)	(21,528)	(17,275)
Net income allocable to common stockholders	$10,065	$11,688	$35,381	$23,188

Basic and diluted net income per share:
Income/(loss) from continuing operations allocable to common stockholders	$0.03	$0.03	$0.09	$(0.11)
Income from discontinued operations	0.12	0.17	0.44	0.55

Basic and diluted net income per share	$0.15	$0.20	$0.53	$0.44

Weighted average number of shares of common stock outstanding
Basic	67,285	57,846	67,269	53,204
Diluted	67,291	57,857	67,305	53,204

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME
Nine months ended September 30, 2006
(UNAUDITED)
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Capital in excess of par value	Accumulated distributions in excess of net income	Accumulated other compre- hensive income	Total	Compre- hensive income
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value

Balance at December 31, 2005	7,834	$8	7,244	$7	67,357	$67	$1,489,405	$(400,534)	$3,547	$1,092,500

Net income	—	—	—	—	—	—	—	56,909	—	56,909	$56,909

Amortization of deferred gain on terminated swap	—	—	—	—	—	—	—	—	(289)	(289)	(289)

Reclassification of other than temporary loss to statement of income	—	—	—	—	—	—	—	—	585	585	585

Current period adjustment to recognize change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	1,597	1,597	1,597

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$58,802

Dividends declared on common stock	—	—	—	—	—	—	—	(59,384)	—	(59,384)

Dividends declared on preferred stock	—	—	—	—	—	—	—	(21,528)	—	(21,528)

Issuance of restricted stock to directors and employees, net of forfeitures	—	—	—	—	170	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—	789	—	—	789

Stock issuance cost adjustment	—	—	—	—	—	—	18	—	—	18

Balance at September 30, 2006	7,834	$8	7,244	$7	67,527	$67	$1,490,212	$(424,537)	$5,440	$1,071,197

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from operating activities:

Net income	$56,909	$40,463
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of business acquisitions:
Depreciation and amortization on real estate assets	27,988	21,773
Depreciation and amortization on non-real estate assets	2,117	1,420
Amortization of above and below market leases	666	371
Amortization of deferred financing costs	7,369	7,439
Impairment provisions on assets	3,014	1,287
Gain on sales of assets	(8,834)	(13,355)
Stock based compensation	789	2,427
Increase in accrued rental income	(8,261)	(5,895)
Amortization of investment in capital leases	4,838	4,006
Changes in real estate held for sale	(71)	(34,143)
Changes in other assets	(658)	(26,225)
Changes in other payables and due to related parties	(10,035)	25,110
Net cash provided by operating activities	75,831	24,678

Cash flows from investing activities:
Additions to real estate investment properties and intangible assets	(70,369)	(178,319)
Proceeds from sale of assets	46,288	228,205
Decrease/(increase) in restricted cash	21,818	(3,159)
Acquisition of Income Funds	—	(449,997)
Cash acquired through merger	—	43,646
Payment of merger costs for USRP reverse merger	—	(14,188)
Investment in mortgage, equipment and other notes receivable	—	(2,828)
Collection on mortgage, equipment and other notes receivable	6,644	20,208
Other	232	—
Net cash provided by (used in) investing activities	$4,613	$(356,432)

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(UNAUDITED)
(In thousands)

	Nine months ended September 30,
	2006	2005
Cash flows from financing activities:
Proceeds from borrowings on revolver, term loan and note payable	$192,521	$1,201,362
Payment on revolver and note payable	(115,582)	(1,259,629)
Proceeds from borrowings on mortgage warehouse facilities	237,730	163,465
Payments on mortgage warehouse facilities	(120,749)	(125,753)
Proceeds from issuance of senior notes	—	301,188
Proceeds from issuance of bonds	—	275,000
Retirement of bonds payable	(191,280)	(51,039)
Payment of bond issuance and debt refinancing costs	(4,439)	(27,678)
Proceeds from termination of hedge	—	1,685
Proceeds from exercised stock options	—	563
Retirement of convertible preferred stock	—	(32,500)
Repayment of loans from stockholders	—	(33,860)
Acquisition of minority interest	—	(655)
Distributions to minority interest	(1,191)	(2,075)
Proceeds from issuance of common stock	—	3,129
Reimbursement/(payment) of stock issuance costs	18	(1,751)
Distributions to common stockholders	(66,793)	(56,076)
Distributions to preferred stockholders	(21,528)	(19,263)
Net cash provided by/(used in) financing activities	(91,293)	336,113

Net increase/(decrease) in cash and cash equivalents	(10,849)	4,359

Cash and cash equivalents at beginning of period	20,459	22,744

Cash and cash equivalents at end of period	$9,610	$27,103

Supplemental disclosures of cash flow information:

Interest paid	$80,008	$49,991

Income taxes paid	$5,483	$5,934

Supplemental disclosures of non-cash investing and financing activities:

Redemption of minority interest in lieu of payment on accounts receivable	$—	$1,798

Note receivable accepted in exchange for sale of property	$3,547	$—

Restricted cash accepted in exchange for convenience and gas store operations and interest in fuel loading terminal	$—	$10,253

Distributions declared and unpaid at September 30	$—	$6,392

See accompanying notes to condensed consolidated financial statements.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

1.	Organization and Nature of Business:

Trustreet Properties, Inc. (the “Company”) is the name adopted upon the merger of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005 (the “Merger”).

The Company, a Maryland corporation, is a self-administered real estate investment trust (“REIT”). The Company’s operations are managed, operated and reported in two distinct segments, a real estate segment and a specialty finance segment. The real estate segment primarily acquires, owns, and manages a portfolio of single-tenant restaurant properties that are generally leased to established tenants under long-term triple-net leases and holds a small portfolio of mortgage loan receivables. The specialty finance segment provides financing, development and advisory services to national and regional restaurant operators and also holds a small portfolio of mortgage loans receivable. The specialty finance segment includes the Company’s investment property sales program, the real estate development and redevelopment group and, to a lesser extent, provides investment banking services to national and regional restaurant operators.

2.	Basis of Presentation:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The financial statements reflect all adjustments consisting of normal recurring adjustments which, in the opinion of management, are necessary to a fair statement of the results for the interim periods presented. Operating results for the quarter and nine months ended September 30, 2006 may not be indicative of the results that may be expected for the year ending December 31, 2006. As a result of the Merger, operating results for the quarter and nine months ended September 30, 2005 include the results of CNLRP from January 1, 2005 through February 24, 2005 and include the operating results of the merged Company from February 25, 2005 through September 30, 2005. CNLRP was treated as the acquiror for accounting purposes. These unaudited financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain items in the prior year’s financial statements have been reclassified to conform with the 2006 presentation. These reclassifications had no effect on stockholders’ equity or net income.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

2.	Basis of Presentation - Continued:

The following unaudited pro forma condensed consolidated financial information has been prepared utilizing the historical financial statements of CNLRP, USRP and the historical combined financial information of the Income Funds. The unaudited pro forma condensed consolidated statement of income assumes that the February 25, 2005 merger had occurred as of January 1, 2005, after giving effect to certain adjustments including a) rental income adjustments resulting from the straight-lining of scheduled rent increases as if the real estate had been acquired on January 1, 2005, b) the amortization of the intangible assets relating to above market leases and liabilities relating to below market leases over the remaining lease terms, c) elimination of intercompany fees and expenses between CNLRP and the Income Funds, d) adjustments to depreciate real estate assets over the depreciable lives and e) the amortization of identifiable leases in place intangibles and tenant relationship intangibles over the remaining lease terms. The following information also gives effect to the additional interest expense and amortization of loan costs resulting from entering into a series of financings as part of the Merger consisting of a $275 million net lease securitization, the issuance of $250 million in senior unsecured notes, and a $140 million term loan, net of the effect of eliminating the interest expense and amortization of loan costs relating to the repayment of $157 million of indebtedness. The unaudited proforma condensed financial information for the nine months ended September 30, 2005, is not indicative of the results of operations that would have been achieved had the mergers reflected herein been consummated on January 1, 2005 or that will be achieved in the future.

(in thousands) Nine months ended September 30, 2005

Revenues	$154,771

Net income	34,452
Dividends to preferred stockholders	(21,527)
Net income allocable to common stockholders	$12,925

Basic and diluted net income per share	$0.22

Basic weighted average shares outstanding	57,757

Diluted weighted average shares outstanding	57,757

During the nine months ended September 30, 2005, the Company recorded non-recurring charges of approximately $11.4 million. These one-time expenses consisted of a non-cash tax charge of $2.7 million and $8.7 million of expenses related to the Merger.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
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

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides clarity and uniformity as it relates to income tax positions and the application of FASB Statement No. 5, Accounting for Contingencies. The Company will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company is in the process of evaluating the impact of adoption of this statement to determine if it will have a material effect on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of this statement is not expected to have a significant impact on the financial position or results of operations of the Company.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to address the diversity of practice surrounding how public companies quantify financial statement misstatements.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

3.	New Accounting Standards - Continued:

The two most commonly used methods cited by the SEC for quantifying the effect of financial statement misstatements are the "roll-over" and "iron-curtain" methods. The roll-over method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. Conversely, the iron-curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the misstatement's year(s) of origin.

In SAB 108, the SEC requires a dual approach combining the roll-over method and the iron-curtain method. The dual approach requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures.

SAB 108 permits registrants to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. The Company currently uses the dual approach when quantifying the impact of identified errors therefore the application of SAB 108 is not expected to have a significant impact on the financial position or results of operations.

4.	Real Estate Held for Sale:

The specialty finance segment actively acquires or develops real estate assets subject to leases with the intent to sell. Accordingly, the properties’ operating results and the gains or losses resulting from the disposition of properties are recorded as discontinued operations. In addition to its business of investing in restaurant properties subject to triple-net leases, the real estate segment will divest properties from time to time. When the real estate segment establishes its intent to sell a property, all property related assets and liabilities are reclassified to held for sale and operating results and the gain or loss on disposition of the property is treated as discontinued operations for all periods presented.

As part of the Merger, the Company acquired several convenience, gas and restaurant operations which were under contract to sell as of the date of the Merger. In September 2005, the Company sold business operations relating to eighteen gas station operating units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii.  The Company retained ownership of the associated real estate and leased it to the purchaser of the business operations.  All operating results relating to all of these retail and terminal operations were recorded as discontinued operations for all periods presented.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

4.	Real Estate Held for Sale - Continued:

Operating results of discontinued operations are as follows:

	(In thousands)
	Quarters ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005

Rental income	$3,601	$4,295	$11,378	$11,111
Food, beverage and retail revenues	—	14,317	—	34,776
Food, beverage and retail expenses	—	(14,281)	—	(33,878)
Other property related expenses	(426)	(1,545)	(1,143)	(3,077)
Interest expense	(2,342)	(1,682)	(6,556)	(3,758)
Impairment provisions	(78)	(64)	(296)	(423)

Earnings from discontinued operations	755	1,040	3,383	4,751

Sales of real estate	82,314	72,015	242,898	213,285
Cost of real estate sold	(72,867)	(62,057)	(212,046)	(181,316)

Gain on disposal of discontinued operations	9,447	9,958	30,852	31,969

Income tax provision	(2,189)	(1,348)	(4,760)	(7,756)

Income from discontinued operations, after income tax	$8,013	$9,650	$29,475	$28,964

5.	Borrowings:

As of December 31, 2005, the Company maintained two mortgage warehouse facilities with total capacity of $260 million. In March 2006, one facility was renewed until March 2007, while in May 2006 the other warehouse facility was renewed until May 2007. Both warehouse facilities were renewed under terms substantially similar to the respective previous agreements.

In August 2006, the Company obtained bridge financing in the amount of $120.5 million to repay the Series 2001-A bonds that matured in August 2006 through an amendment to the mortgage warehouse facility that matures in May 2007. The amount borrowed under the amendment is subject to the same terms as the amounts borrowed under the original $100 million mortgage warehouse facility, except that the amount borrowed under the amendment matures in March 2007.

In September 2006, the Company amended the Revolver and Term Loan facilities to decrease the interest rate, add $200 million in optional additional expansion capacity and refine certain terms and definitions.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

6.	Income Tax:

The Company elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a current requirement that it distribute at least 90 percent of its taxable income (excluding net capital gains) to its stockholders. As a REIT, the Company generally is not subject to corporate level federal income tax on net income it distributes to its stockholders, except for taxes applicable to its taxable REIT subsidiaries (“TRS”).

The purchase of real properties with the intent to resell at a profit, the property improvement and redevelopment of real properties, and the operations of convenience and gas stations and restaurants, all of which, among other activities, are conducted within the TRS, are treated as discontinued operations.

During the quarters ended September 30, 2006 and 2005, the Company recorded income tax expense of approximately $2.2 million and $1.3 million, respectively. The Company recorded income tax expense of approximately $4.8 million and $7.8 million for the nine months ended September 30, 2006 and 2005, respectively. The expense was recorded in discontinued operations.

7.	Related Party Transactions:

As of December 31, 2005, the Company had a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (collectively, “the Plaza”), which owns and operates the office tower in which Company headquarters are located. Affiliates of two members of the Board of Directors, including the Chairman, own the remaining partnership interests. As of December 31, 2005, the Company had severally guaranteed 8.33 percent, or $1.2 million, of an unsecured promissory note on behalf of the Plaza. On March 31, 2006, the Company sold its five percent interest in CNL Plaza Ltd. to CNL Corporate Investors, Ltd., an affiliate of the Chairman of the Board for $2.2 million and received an indemnity from the affiliate, pending the official release of the guaranty by the lender. The Company was released from the guarantee by the lender in October 2006. The Company is entitled to additional sales proceeds if the office tower is sold within 36 months of the sale of the Company’s partnership interest in the Plaza. This transaction has not met the criteria for sale recognition for financial reporting purposes, and as a result, the Company records the proceeds as a liability.

8.	Flexible Incentive Plan:

Pursuant to the Company’s Flexible Incentive Plan, the Company granted shares of non-vested stock to members of its board of directors and certain employees in March 2006 and 2005. The non-vested shares granted during 2006 had a fair market value of approximately $2.5 million based on the Company’s stock price on the date of grant. The Company records compensation expense over the vesting period.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

8.	Flexible Incentive Plan - Continued:

The following is a summary of the status of the Company’s non-vested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006:

	Number of shares (in thousands)	Weighted average fair value at grant date

Non-vested shares at beginning of year	120	$16.98
Granted	172	$14.78
Vested	(48)	$16.28
Forfeited	(3)	$16.47

Non-vested shares at September 30, 2006	241	$15.55

As of September 30, 2006, there were $2.6 million of total unrecognized compensation costs related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of approximately four years.

9.	Earnings Per Share:

For the quarters and nine months ended September 30, 2006 and 2005, basic and diluted earnings per common share for income (loss) from continuing operations available to common shareholders has been computed as follows:

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

9.  Earnings Per Share - Continued:

	Quarter ended September 30,				Nine months ended September 30,
	2006		2005		2006		2005

Numerator:
Income/(loss) from continuing operations	$9,005		$(406)		$26,687		$1,856
Gain on sale of assets	223		9,620		747		9,643
Less: Preferred stock dividends	(7,176)		(7,176)		(21,528)		(17,275)

Income/(loss) from continuing operations available to common stockholders	$2,052		$2,038		$5,906		$(5,776)

Denominator:
Basic weighted average number of shares outstanding	67,285		57,846		67,269		53,204

Effect of dilutive securities:
Stock option	—	(1)	2		—	(1)	—	(3)
Restricted stock	6		9		36		—	(3)
Warrants	—	(1)	—	(2)	—	(1)	—	(2)
Convertible preferred stock	—	(1)	—	(2)	—	(1)	—	(2)
Diluted weighted average shares outstanding	67,291		57,857		67,305		53,204

Basic and diluted income/(loss) from continuing operations allocable to common stockholders per share	$0.03		$0.03		$0.09		$(0.11)

(1)
For the quarter and nine months ended September 30, 2006, the Company excluded stock options to purchase approximately 0.012 million shares of common stock, approximately 0.2 million shares of restricted common stock, Series A and Series C Preferred Stock convertible into 16.6 million shares of common stock and warrants to purchase 0.4 million shares of common stock from the computation of diluted earnings per share as these common stock equivalents were anti-dilutive.

(2)
For the quarter and nine months ended September 30, 2005, the Company excluded warrants to purchase 0.4 million shares of common stock and Series A and Series C Preferred Stock convertible into 16.6 million shares of common stock from the computation of diluted earnings per share as these common stock equivalents were anti-dilutive.

(3)
For the nine months ended September 30, 2005, the Company excluded stock options to purchase approximately 0.012 million shares of common stock and approximately 0.12 million shares of restricted common stock from the computation of diluted earnings per share as these common stock equivalents were anti-dilutive.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

9.    Earnings Per Share - Continued:

The following table shows on a proforma basis, the impact of the dividends on the Series C Preferred Stock issued on February 28, 2005 as part of the Merger, as if the preferred stock dividend had been declared for the entire nine months ended September 30, 2005.

(in thousands) Nine months ended September 30, 2005

Historical loss from continuing operations and gain on sale of assets less preferred stock dividends	$(5,776)
Proforma adjustment for Series C Preferred Stock dividends	(2,264)
Proforma loss from continuing operations allocable to common stockholders	$(8,040)

Basic and diluted proforma earnings (loss) per share:

From continuing operations	$(0.15)
From discontinued operations	0.55
Total	$0.40

10.	Segment Information:

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
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

10.	Segment Information - Continued:

The following tables summarize the results for the real estate and specialty finance segments. Consolidating eliminations and results of the parent company are reflected in the “other” column.

	Quarter ended September 30, 2006 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$52,838	$3,258	$(1,234)	$54,862

Expenses:
General operating and administrative	3,441	4,670	(1,085)	7,026
Interest expense	23,705	2,176	(75)	25,806
Property expenses, state and other taxes	2,440	71	(30)	2,481
Depreciation and amortization	8,964	516	—	9,480
Impairment provisions on assets	911	91	—	1,002
Minority interest net of equity in earnings	62	—	—	62
	39,523	7,524	(1,190)	45,857
Discontinued operations:
Income from discontinued operations, net of income tax	496	7,517	—	8,013

Gain on sale of assets	223	—	—	223

Net income/(loss)	$14,034	$3,251	$(44)	$17,241

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

10.	Segment Information - (Continued):

	Quarter ended September 30, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$48,529	$4,309	$(1,298)	$51,540

Expenses:
General operating and administrative	2,522	5,747	(911)	7,358
Interest expense	22,393	2,145	(325)	24,213
Property expenses, state and other taxes	2,085	173	(52)	2,206
Depreciation and amortization	7,803	508	—	8,311
Loss on termination of cash flow hedge	8,558	—	—	8,558
Impairment provisions on assets	1,250	—	—	1,250
Minority interest net of equity in earnings	50	—	—	50
	44,661	8,573	(1,288)	51,946
Discontinued operations:
Income from discontinued operations, net of income tax	3,197	6,453	—	9,650

Gain on sale of assets	9,620	—	—	9,620

Net income/(loss)	$16,685	$2,189	$(10)	$18,864

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

10.	Segment Information - (Continued):

	Nine months ended September 30, 2006 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$159,390	$10,388	$(4,041)	$165,737

Expenses:
General operating and administrative	10,261	15,206	(3,373)	22,094
Interest expense	70,129	6,335	(242)	76,222
Property expenses, state and other taxes	8,329	119	(358)	8,090
Depreciation and amortization	27,601	1,984	—	29,585
Impairment provisions on assets	2,544	92	—	2,636
Minority interest net of equity in earnings	423	—	—	423
	119,287	23,736	(3,973)	139,050
Discontinued operations:
Income from discontinued operations, net of income tax	9,103	20,372	—	29,475

Gain on sale of assets	747	—	—	747

Net income/(loss)	$49,953	$7,024	$(68)	$56,909

Assets at September 30, 2006	$2,283,387	$362,364	$(2,205)	$2,643,546

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

10.	Segment Information - (Continued):

	Nine months ended September 30, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$124,170	$13,944	$(3,477)	$134,637

Expenses:
General operating and administrative	9,635	21,271	(2,561)	28,345
Interest expense	58,260	8,186	(474)	65,972
Property expenses, state and other taxes	5,191	489	(418)	5,262
Depreciation and amortization	20,651	1,065	—	21,716
Loss on termination of cash flow hedge	8,558	—	—	8,558
Impairment provisions on assets	1,317	74	—	1,391
Minority interest net of equity in earnings	150	1,387	—	1,537
	103,762	32,472	(3,453)	132,781
Discontinued operations:
Income from discontinued operations, net of income tax	6,444	22,520	—	28,964

Gain on sale of assets	9,643	—	—	9,643

Net income/(loss)	$36,495	$3,992	$(24)	$40,463

Assets at September 30, 2005	$2,199,747	$395,707	$(6,984)	$2,588,470

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

11.	Commitments and Contingencies:

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs’ Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, and subsidiaries of the Company in the District Court of Dallas County, Texas (the “Court”). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed Mergers between the Income Funds and USRP and that the Company, subsidiaries of the Company and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleged that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demanded an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs did not add any parties or claims, but they did add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed an appellees’ brief. On December 12, 2005, the plaintiffs filed a brief in reply. On September 21, 2006, the plaintiffs submitted a letter brief to the Court of Appeals setting forth additional arguments; the defendants filed a responsive letter brief on September 25, 2006. The Court of Appeals heard oral argument on September 27, 2006. As of November 8, 2006, the Court of Appeals has not yet issued its decision. Management of the Company believes the claims against the Company are without merit and intends to vigorously defend against such claims.

During 2004, Management Strategies, Inc. (“MSI”) filed a lawsuit against USRP. The complaint alleged that the Company owed approximately $3 million in sales and fuel tax liabilities to the State of Georgia. During the nine months ended September 30, 2006, the Company, MSI and the GA Department of Revenue (“GA DOR”) reached a settlement. Under the settlement agreement, the Company paid $1.2 million, which had been accrued as of the Merger, to the GA DOR to terminate and settle the judgments between MSI and the GA DOR. All contingencies related to this litigation were resolved in June 2006.

12.           Subsequent Event:

Financing

In October 2006, the Company obtained bridge financing in the amount of $84.0 million to repay the Series 2001 bonds that matured in October 2006 through an amendment to the mortgage warehouse facility that matures in May 2007. The maximum allowable borrowings after the August and October amendments to the facility consist of the original $100 million plus the amounts borrowed under the bridge financings. The amount borrowed under the October amendment is subject to the same terms as the amounts borrowed under the original $100 million mortgage warehouse facility, except that the amount borrowed under the amendment matures in March 2007.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

12.    Subsequent Event - Continued:

Merger

On October 30, 2006, the Company entered into an Agreement and Plan of Merger (the “GE Merger Agreement” or “GE Merger”) with General Electric Capital Corporation, a Delaware corporation (“GE Capital”).

At the effective time of the GE Merger,

•
each share of common stock of the Company issued and outstanding immediately prior to the effective time of the GE Merger (other than shares owned by the Company or any of its subsidiaries) will be converted automatically into the right to receive, without interest, $17.05 in cash, and

•
each share of the Company’s Series A Cumulative Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the GE Merger (other than shares owned by the Company or any of its subsidiaries) will be converted automatically into the right to receive, without interest, $25.00 in cash, plus any accrued and unpaid dividends through and including the closing date in accordance with the terms of such securities.

Each share of the Company’s 7.5% Series C Redeemable Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the GE Merger (other than shares owned by the Company or any of its subsidiaries) (i) shall remain outstanding with the same terms and conditions or (ii) if GE Capital elects to merge the Company into a Maryland corporation that will be a wholly owned subsidiary of GE Capital (“Merger Sub”), shall be converted automatically into the right to receive one share of 7.5% Series C Redeemable Convertible Preferred Stock of Merger Sub substantially on the same terms as the Company’s 7.5% Series C Redeemable Convertible Preferred Stock.  As promptly as practical following the GE Merger, the surviving corporation will liquidate into another subsidiary of GE Capital.  In connection therewith, holders of the 7.5% Series C Redeemable Convertible Preferred Stock of the surviving corporation will be paid an amount equal to $25.00 per share in cash  plus any then-accrued but unpaid dividends in accordance with the terms of such shares.

Each outstanding option to purchase common stock of the Company under any employee stock option or incentive plan will be cancelled in exchange for the right to receive a single lump sum cash payment equal to the product of:

•	the number of shares of common stock of the Company subject to such option immediately prior to the effective time of the GE Merger, whether or not vested or exercisable, multiplied by

•	the excess, if any, of the GE Merger consideration per share of common stock over the exercise price per share of such option, less any applicable taxes required to be withheld.

Any restricted share awards granted under any employee stock option or incentive plan shall become fully vested and free of any forfeiture restrictions immediately prior to the effective time of the GE Merger, and each such share shall be entitled to receive $17.05 in cash, without interest.

The Company and GE Capital have made customary representations, warranties, covenants and agreements in the GE Merger Agreement, including, among other things, the Company’s covenant not to solicit alternative transactions or, subject to certain exceptions, participate in discussions relating to an alternative transaction or furnish non-public information relating to an alternative transaction.

TRUSTREET PROPERTIES, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Quarters and nine months ended September 30, 2006 and 2005
(UNAUDITED)

12.   Subsequent Event - Continued:

The Company will be permitted to pay dividends required to be paid with respect to its preferred stock and will be permitted to pay a quarterly dividend not to exceed $0.33 per share to holders of its common stock with respect to the fourth quarter of 2006, but thereafter will not be permitted to pay additional dividends on its common stock unless necessary for the Company to maintain its status as a REIT.  Any dividends paid after December 31, 2006 would reduce the aggregate merger consideration payable to the holders of the Company’s common stock on a dollar-for-dollar basis with any dividend paid, except that, if the closing of the GE Merger occurs after June 30, 2007, dividends up to $0.20 per share paid in the third quarter of 2007 on shares of the Company’s common stock that are necessary to maintain the Company’s status as a REIT will not result in a reduction of the merger consideration payable to holders of the Company’s common stock.

The GE Merger is subject to customary closing conditions including, among other things, the approval of the Merger by the affirmative vote of holders of a majority of the outstanding common stock of the Company and the receipt of certain third-party consents, as well as confirmatory review of certain REIT tax matters.  The closing of the GE Merger is not subject to a financing condition.

The GE Merger Agreement contains certain termination rights for both GE Capital, on the one hand, and the Company, on the other, and further provides that, upon termination of the GE Merger Agreement under specified circumstances, the Company will be required to pay a fee of $34.5 million to GE Capital, and/or reimburse up to $7.5 million of GE Capital’s out-of-pocket expenses.  Under specified circumstances, GE Capital may be required to reimburse the Company for its out-of-pocket expenses up to $7.5 million.

Litigation

On October 31, 2006, a purported shareholder class action lawsuit related to the GE Merger Agreement was filed in the Circuit Court for Baltimore County, Maryland naming the Company, each of its directors and GE Capital Solutions as defendants.  The lawsuit, Dr. Hila Louise-Chashin-Simon Foundation, Inc. v. Trustreet Properties, Inc., et al (Case No. 24-C06-008654), alleges, among other things, that $17.05 per share in cash to be paid to the holders of Company common stock in connection with the GE Merger is inadequate, that the individual director defendants breached their fiduciary duties to the stockholders of the Company in negotiating and approving the GE Merger, that GE Capital Solutions aided and abetted the director defendants in such alleged breach and that all defendants conspired in such breach.  The complaint seeks the following relief: (i) declaring that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (ii) declaring that the director defendants have breached their fiduciary duties owed to the plaintiff and other members of the class, that GE Capital Solutions aided and abetted such breaches and that all defendants conspired in such breaches; (iii) enjoining the GE Merger and, if such transaction is consummated, rescinding the transaction; (iv) appropriate damages; and (v) awarding attorneys’ and experts’ fees to the plaintiff.  The Company believes that this lawsuit is without merit and intends to vigorously defend the action.

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

On October 30, 2006, we entered into an Agreement and Plan of Merger (the “GE Merger Agreement” or “GE Merger”) with General Electric Capital Corporation, a Delaware corporation (“GE Capital”).

Pursuant to the GE Merger Agreement, at the effective time of the GE Merger,

•
each share of our common stock issued and outstanding immediately prior to the effective time of the Merger (other than shares owned by us or any of our subsidiaries) will be converted automatically into the right to receive, without interest, $17.05 in cash, and

•
each share of our Series A Cumulative Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the GE Merger (other than shares owned by us or any of our subsidiaries) will be converted automatically into the right to receive, without interest, $25.00 in cash, plus any accrued and unpaid dividends through and including the closing date in accordance with the terms of such securities.

Each share of our 7.5% Series C Redeemable Convertible Preferred Stock issued and outstanding immediately prior to the effective time of the GE Merger (other than shares owned by us or any of our subsidiaries) (i) shall remain outstanding with the same terms and conditions or (ii) if GE Capital elects to merge us into a Maryland corporation that will be a wholly owned subsidiary of GE Capital (“Merger Sub”), shall be converted automatically into the right to receive one share of 7.5% Series C Redeemable Convertible Preferred Stock of Merger Sub substantially on the same terms as our 7.5% Series C Redeemable Convertible Preferred Stock.  As promptly as practical following the GE Merger, the surviving corporation will liquidate into another subsidiary of GE Capital.  In connection therewith, holders of the 7.5% Series C Redeemable Convertible Preferred Stock of the surviving corporation will be paid an amount equal to $25.00 per share in cash  plus any then-accrued but unpaid dividends in accordance with the terms of such shares.

We will be permitted to pay dividends required to be paid with respect to our preferred stock and will be permitted to pay a quarterly dividend not to exceed $0.33 per share to holders of our common stock with respect to the fourth quarter of 2006, but thereafter will not be permitted to pay additional dividends on our common stock unless necessary for us to maintain our status as a REIT.  Any dividends paid after December 31, 2006 would reduce the aggregate merger consideration payable to the holders of our common stock on a dollar-for-dollar basis with any dividend paid, except that, if the closing of the GE Merger occurs after June 30, 2007, dividends up to $0.20 per share paid in the third quarter of 2007 on shares of our common stock that are necessary to maintain our status as a REIT will not result in a reduction of the merger consideration payable to holders of our common stock.

The GE Merger Agreement is subject to customary closing conditions including, among other things, the approval of the GE Merger by the affirmative vote of holders of a majority of our outstanding common stock and the receipt of certain third-party consents, as well as confirmatory review of certain REIT tax matters. The closing of the Merger is not subject to a financing condition.

The GE Merger Agreement contains certain termination rights for both GE Capital, on the one hand, and us, on the other, and further provides that, upon termination of the GE Merger Agreement under specified circumstances, we will be required to pay a fee of $34.5 million to GE Capital, and/or reimburse up to $7.5 million of GE Capital’s out-of-pocket expenses.  Under specified circumstances, GE Capital may be required to reimburse us for our out-of-pocket expenses up to $7.5 million.

For over 20 years, our management team has financed real estate subject to triple-net leases to national and regional restaurant operators like Wendy’s, Golden Corral, Burger King, Jack in the Box and Arby’s. Our key customers are:

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

Strategy 1: Financing Free-standing Restaurant and Retail Real Estate

We own approximately 2,200 properties at September 30, 2006 with an investment of $2.2 billion, substantially all of which are leased to restaurant operators. Our real estate segment owns 2,021 of these properties as long term investments in the core REIT portfolio. The remaining properties are held in our taxable REIT subsidiary through which our specialty finance segment operates. We are the largest provider of net-lease financing to the restaurant industry and excluding the pre-merger volume generated by USRP, our management team has completed $2.6 billion in sale leaseback transactions since January, 1995.

Competition increased in the net lease sector in 2005 and continued throughout the nine months ended September 30, 2006, specifically on smaller transactions. This increased competition resulted in a gradual decrease of the acquisition cap rates in the marketplace which has, in turn, compressed net margins when sold. The continued increase in real estate valuations over the last few years has enabled the restaurant marketplace to provide the financial returns expected by equity investors. As part of this valuation process, it is expected that public restaurant companies with large levels of on-balance sheet restaurant real estate will monetize sizable portions of those amounts and we expect this to provide greater opportunities for larger transactions. We believe we are well positioned to acquire such restaurant operators’ real estate because of the following competitive advantages:

• consistent source of financing dedicated almost exclusively to the restaurant industry for over 20 years;
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

The success of our IPS program (described further under Strategy 3: Sales of Real Estate to Investors) and the growth of our property portfolio for long term hold is dependent on the continued vibrancy of the 1031 exchange marketplace and successfully originating new triple-net leases. For the nine months ended September 30, 2006 and 2005, we purchased $233 million and $365 million in net lease properties, respectively, of which $70 million and $171 million, respectively, were designated for our core real estate portfolio, and the remaining balance was allocated for sale in our IPS program. Origination volume in the nine months ended September 30, 2006 was driven by three primary factors: (1) our continued ability to complete large portfolio acquisitions of assets owned by franchisors/franchisees; (2) operators’ continued interest in monetizing some or all of the value of their real estate holdings; and (3) the robust merger and acquisitions activity in the restaurant sector.

We expect continued demand for triple-net lease financing in 2006 in the restaurant sector. However, we were an unsuccessful bidder on a number of competitively managed transactions during the nine months ended September 30, 2006 since the prevailing economics of the potential acquisitions were ultimately deemed dilutive to shareholder value. These economics were compounded by escalating risk as measured by the ratios of: (a) a restaurant’s sales divided by the cost of purchasing the restaurant (Sales/Investment) and (b) the restaurant’s rent divided by its sales (Rent/Sales). We have responded to this increased current market risk by instead focusing on larger transactions (where our competitive advantages exist) and by identifying efficiencies within the selling process to reduce costs. The trend towards larger transactions coming to market has continued with a new and heightened interest on both tax-advantaged real estate transfers from the seller, or, at minimum, the introduction of equity in the transaction.

We expect the properties we purchase for long-term investment will earn rental income in the range of 8.5 - 9.75 percent including the impact of straight lining of rents. The term “straight lining of rent” refers to a requirement by generally accepted accounting principles that we average tenant rent payments over the life of the lease. Properties acquired for long term hold during the nine months ended September 30, 2006 averaged a straight-line rate of 9.5 percent.

At September 30, 2006, we were actively pursuing several opportunities with $135.2 million committed for funding and accepted by the client. Our mortgage warehouse facilities provide financing for up to 97 percent of the real estate purchase value of an acquisition. From time to time, we survey the market seeking to identify other asset classes where we believe we can compete effectively. Also, while we do not currently own any restaurants outside of the United States, we periodically examine international financing opportunities for established restaurant customers.

Strategy 2: Maximizing the Potential of our Real Estate Portfolio

Our real estate segment portfolio consists of 2,021 properties with a net carrying value of $2.0 billion at September 30, 2006. We employ standard processes to evaluate the real estate within the portfolio and actively manage the risk profile. We examine the concept, tenant and geographic concentrations. We review the leases expiring in future periods to proactively manage that risk. In addition, we examine and evaluate alternatives for vacant properties. Those alternatives include re-leasing the property, selling the property and reinvesting the proceeds, or redeveloping the real estate with a different restaurant or other retail concept to either continue to hold for investment or list for sale.

From July 1, 2005 to September 30, 2006, we encountered 22 new vacancies and resolved 44 vacancies. Of the 22 new vacancies, three were a result of an expiring lease, eight were terminations by the tenant as permitted by its lease agreement, and the remainder resulted from defaults. Of the 44 resolutions, properties were sold at an average of 118 percent recovery of net carrying value or leased the property at an average of 85 percent of the previous cash rent. In addition, over the past 15 months we renewed 84 leases scheduled to expire in 2005 or 2006. As of September 30, 2006, we had 62 properties with a net carrying value of $44.3 million with leases expiring in the next 12 months, and had 62 properties with a net carrying value of $39.9 million that are vacant with no lease. We will continue to manage these properties, and expect to reduce the number of vacant properties in the next 15 months either by locating suitable tenants to lease the properties or selling the vacant properties and reinvesting the sales proceeds in replacement properties.

The following tables illustrate as of September 30, 2006 the diversification in our real estate portfolio in terms of annualized base rent. Generally the leases have monthly fixed lease payments (“base rent”). Base rent in the following tables represents the monthly cash rent for September 2006 on an annualized basis. It does not represent a rent amount in accordance with generally accepted accounting principles as it does not include the straight-line impact of any rent escalators or any contingent rent based on tenant sales exceeding a certain threshold. In 2005, those amounts collectively were $12 million. Annual base rent is a key figure that we review as it provides a proxy for the cash portion of rental revenues expected to be received.

The following tables show our top ten concepts, tenants, and states ranked as a percentage of total annualized base rent. We believe our diversification by concept, tenant and state enhances the stability of our cash flow by reducing exposure to a single concept, tenant or geographic area.

Concept	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Wendy’s (*)	186	9.2%	8.2%	10.2
Burger King	176	8.7%	7.2%	11.3
Golden Corral	81	4.0%	6.9%	6.1
Jack in the Box	112	5.5%	6.5%	7.9
Arby’s	151	7.5%	6.2%	10.2
International House of Pancakes	62	3.1%	4.1%	13.1
Captain D’s	100	4.9%	3.8%	16.5
Pizza Hut	152	7.5%	3.0%	6.2
Bennigan’s	25	1.2%	2.9%	10.6
Perkins	28	1.4%	2.6%	17.6

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally without a minimum threshold.

Tenant	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Jack in the Box, Inc.	114	5.6%	6.7%	8.0
Golden Corral Corporation	70	3.5%	5.9%	5.6
IHOP Properties, Inc.	60	3.0%	4.0%	13.2
Captain D’s, LLC	91	4.5%	3.6%	16.9
Sybra Inc.	84	4.2%	3.3%	11.3
S&A Properties Corp.	30	1.5%	3.0%	11.8
Texas Taco Cabana, LP	33	1.6%	2.1%	10.6
Perkins and Marie Callender’s, Inc.	20	1.0%	2.0%	18.2
El Chico Restaurants, Inc.	23	1.1%	1.9%	9.9
Vicorp Restaurants, Inc.	20	1.0%	1.5%	8.5

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally without a minimum threshold.

State	Number of Properties	Percentage of Total Properties	Percentage of Total Annualized Base Rent (*)	Average Remaining Lease Term (Years)

Texas	394	19.5%	19.0%	8.9
Florida	184	9.1%	10.4%	10.3
Georgia	126	6.2%	5.8%	11.1
Tennessee	97	4.8%	4.1%	10.4
Illinois	64	3.2%	3.8%	9.6
California	53	2.6%	3.7%	10.8
North Carolina	91	4.5%	3.5%	9.4
Ohio	91	4.5%	3.3%	8.8
Missouri	52	2.6%	2.9%	10.7
Michigan	64	3.2%	2.7%	11.9

(*)	Includes contingent rent for units with leases where rent is based on actual store sales, generally without a minimum threshold.

Approximately 65 percent of our leases have terms that expire in 2015 or later and the average remaining lease term of our portfolio is approximately 10.2 years. Our leases typically provide for initial terms of 15-20 years, plus renewal options. The triple-net lease is a long-term lease that requires the tenant to pay property expenses. This form of lease generally insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. At September 30, 2006, total annualized base rent on our real estate portfolio was approximately $194.1 million, without giving effect to any future rent escalations and without giving effect to any contingent rental income earned based on tenant restaurant sales in excess of thresholds as defined in the leases. The $194.1 million includes an estimated annualized amount of $9.6 million of contingent rent for units with leases where rent is based on actual store sales generally without a minimum threshold. The equivalent of nine months of annualized base rent of $194.1 million (which is based on the monthly billing for leases in place at September 30, 2006 times twelve months without giving effect to any future rent escalations) is approximately $145.6 million. This is approximately the equivalent of (i) rental and earned income for the nine months ended September 30, 2006 of $150.0 million (calculated in accordance with generally accepted accounting principles), (ii) less $8.0 million recorded in accrued rental income during the nine months ended September 30, 2006 (iii) plus an adjustment of approximately $3.6 million of rental income representing rents from January 1, 2006 through the acquisition date of properties acquired and leased during the nine months ended September 30, 2006 that are not reflected in our historical operating results.

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

Strategy 3: Sale of Real Estate to Investors

Since 2001, we have sold over $1.2 billion in properties through our IPS program within our specialty finance segment, of which $152.0 million and $174.8 million were sold during the nine months ended September 30, 2006 and 2005, respectively. At September 30, 2006, we held 121 properties for sale to investors through our IPS program with an investment of approximately $150 million, including 104 properties with an investment of approximately $140 million recently purchased by our specialty finance segment and funded by approximately $121 million in mortgage warehouse debt. The remaining 17 properties with an investment of approximately $10 million were acquired through the Merger or through other large portfolio acquisitions. When we purchase a property, we determine whether we want to hold it in our real estate segment portfolio or sell the property through our IPS program in the specialty finance segment. When determining if a property is to be held for investment or held for sale, we consider our existing portfolio profile. We examine attributes such as lease rate, concept, tenant and geographic concentration and general real estate and economic trends in the property’s location. We hold properties we believe will provide appreciation in excess of the general market over time and which appropriately meet these attributes.

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

During the nine months ended September 30, 2006, sales volume included 106 units sold on the IPS platform compared with 75 in the comparable period in 2005. While the volume of units sold increased 41 percent in the first nine months of 2006 versus 2005, our net margin percentage, which we define as the gain on the sale of the property divided by the original cost, declined on a year to date basis from 18 percent in 2005 to 11 percent in 2006. This is due to narrowing of the spread between acquisition cap rates and sell-side cap rates in 2006 versus 2005. Although we expected some compression, the decline in our net margin percentage has been greater than we anticipated. This is a result of an increase in the 1031 exchange buyer’s mortgage interest rates which has led to a slight upward trend in our sell side cap rates. This spread compression is expected to reduce our net gain percentages during 2006 from levels experienced in 2005. Nonetheless, there continues to be significant liquidity in the 1031 exchange marketplace and we expect demand for our properties held for sale to continue. In addition, the mix of IPS inventory contributed to lower aggregate net gains during the nine months ended September 30, 2006 versus 2005. During the nine months ended September 30, 2006, the average cost per property sold in IPS was $1.3 million, compared to $2.0 million in the same period in 2005. Our IPS program complements our ability to offer sale leaseback financing, especially in securing and managing larger transactions.

Strategy 4: Real Estate Development and Redevelopment

During 2004, we formed our Real Estate Development and Redevelopment Group within our specialty finance segment. Our acquisition and due diligence process identifies properties that are suitable for development as restaurants. When the highest and best use of a parcel is outside of the restaurant industry, other retail uses are evaluated. Once a parcel is identified, we develop it using build-to-suit and leasing activities. These assets are either held in our portfolio for long term appreciation or sold to enhance our profits. Since 2004, we have sold more than $69 million in properties from this portfolio. During the nine months ended September 30, 2006 and 2005, these activities generated $7.7 million and $1.0 million in pre-tax gains, respectively. Our Real Estate Development and Redevelopment Group portfolio held 57 properties with an investment of $56 million, of which $46 million were classified as held for sale at September 30, 2006. Of the $56 million in properties, $30 million represented undeveloped land, $1 million in projects were under construction and $14 million comprised completed projects. The remaining $11 million were acquired with an existing structure with the intent to redevelop or sell at a future date.

Liquidity and Capital Resources

We intend to meet our short-term liquidity requirements through cash flows provided by operations, our line of credit, our warehouse lines, and other short-term borrowings. Our short-term liquidity needs include:

• operating expenses;
• current debt service requirements;
• distributions on our common and preferred equity, as may be limited by performance covenants;
• initial funding of properties we intend to hold for investment;
• initial funding of properties we intend to sell through our IPS program; and
• federal and state taxes.

Our debt structure at September 30, 2006 is as follows:

Debt	Balance (in millions)	Approximate Interest Rates	Expected Maturity Date	Type

Mortgage Warehouse Facility (c)	$ 68.1	LIBOR + 1.25%	Mar-07	Collateralized
Mortgage Warehouse Facility (c)	171.6	LIBOR + 1.15%	Mar - May-07	Collateralized
Series 2001 Bonds (a)(e)	84.0	LIBOR + .94%	Oct-06	Collateralized
Notes Payable	0.8	7.16%	Jun-07	Collateralized
Revolver (a)	134.0	LIBOR + 1.50%	April-08	Uncollateralized	(d)
Term Loan (a)	275.0	LIBOR + 2.00%	April-10	Uncollateralized	(d)
Series 2003 Bonds (a)	0.9	LIBOR + 5.00%	Mar-07	Collateralized
Series 2001-4 Bonds	22.8	8.90%	2009-2013	Collateralized
Series 2005 Bonds	244.8	4.67%	2012	Collateralized
Senior Unsecured Notes (b)	301.1	7.50%	April-15	Uncollateralized
Series 2000-A Bonds	198.5	7.97%	2009-2017	Collateralized

Total Debt	$ 1,501.6

(a)	We have entered into hedging transactions to reduce our sensitivity to floating rate debt in the form of swaps and caps, as described further under “Market Risk”.
(b)	Balance includes a premium of $1.1 million at September 30, 2006.
(c)
We also paid exit fees to the lenders upon the sale of properties financed by the warehouse facilities which we recorded as interest expense. We paid exit fees of $0.3 million and $0.9 million during the nine months ended September 30, 2006 and 2005, respectively. Effective March 31, 2006 and May 31, 2006, we eliminated the exit fees under the mortgage warehouse facilities that expire in March and May 2007, respectively, as part of the renewals of the agreements.

(d)	The Revolver and Term Loan are subject to borrowing base asset requirements.
(e)	The Series 2001 Bonds were paid off in October 2006 as described below in Mortgage Warehouse Facilities and Bonds Payable.

Our weighted average expected maturity of debt, excluding our revolving line of credit and the short-term mortgage warehouse facilities, was approximately 6.32 years and 6.81 years at September 30, 2006 and 2005, respectively. We had two secured financings mature in 2006 that we paid off using our mortgage warehouse facility that matures in May 2007, as described further below under Mortgage Warehouse Facilities and Bonds Payable.

Our current capitalization structure is a combination of secured debt, senior unsecured debt, convertible preferred stock and common stock. Our total debt to total assets ratios at September 30, 2006 and 2005, were approximately 57 percent and 59 percent, respectively, and our collateralized debt to total assets (excluding the Revolver, Term Loan and the Senior Unsecured Notes) was approximately 30 percent and 35 percent, respectively. During 2005, we reduced the collateralized debt levels as compared to prior years through equity issuances, the issuance of senior unsecured notes and the sale of certain non-core assets. We will fund our pipeline of purchases through a combination of alternatives that may include mortgage warehouse facilities, secured debt, unsecured debt, sales of properties and issuance of equity.

We had the following funds available to us at September 30, 2006:

(In millions)

Mortgage Warehouse Facilities	$ 138.6
Revolver	41.0
Cash and Cash Equivalents	9.6
$ 189.2

Mortgage Warehouse Facilities. We believe our mortgage warehouse facilities, with their relatively low-cost, high-advance rate financing, have been integral to our success. As is typical of revolving debt facilities, these facilities carry a 364-day maturity and accordingly we are vulnerable to any changes in the terms of these facilities. The mortgage warehouse facilities currently advance between 95 and 97 percent of the original real estate cost of our acquisitions. As of September 30, 2006, we had two mortgage warehouse facilities. The first mortgage warehouse facility permits borrowing up to a maximum of $160 million and was renewed through March 2007. The second mortgage warehouse facility with another lender has a current capacity of $100 million and was renewed through May 2007. As part of the renewals, we increased the margin over LIBOR and we eliminated the payment of exit fees on sales of properties for any properties that we sell subsequent to the renewals. In August 2006, we obtained bridge financing in the amount of $120.5 million to repay the Series 2001-A bonds that matured in August 2006 through an amendment to the mortgage warehouse facility that matures in May 2007. In October 2006, we obtained bridge financing in the amount of $84.0 million to repay the Series 2001 bonds that matured in October 2006 through another amendment to the same mortgage warehouse facility. The maximum allowable borrowings, after the amendments, consisted of the original $100 million plus the amounts borrowed under the two bridge financings. The amounts borrowed under the August and October amendments are subject to the same terms as the amounts borrowed under the original $100 million mortgage warehouse facility, except that the amounts borrowed under both amendments mature in March 2007.

At September 30, 2006, excluding the amounts borrowed under the amendment described above, we had approximately $19.1 million in capital supporting our loan and lease portfolio financed through our mortgage warehouse facilities. Amounts outstanding under the mortgage warehouse facilities, including the amounts borrowed under the bridge financings, were $239.7 million and $139.1 million at September 30, 2006 and 2005, respectively. The increase in the balance outstanding resulted from new net lease originations funded by these facilities, and the amendment in August 2006 to repay the Series 2001-A Bonds that matured in August 2006.

Bonds Payable. We have medium-term note and long-term bond financings, referred to collectively as bonds payable. We use rental income received on properties and interest income received on mortgage loans and equipment leases pledged as collateral on medium and long-term financing to make scheduled reductions in bond principal and interest. We had $204.5 million in bonds mature in August and October 2006 that were collateralized by real estate, which we repaid by obtaining bridge financings under one of our mortgage warehouse facilities, as described above. We are examining a structure to facilitate the repayment of the August and October bridge financings through a secured financing collateralized by a portion of the current collateral as well as other restaurant properties already owned or purchased in 2006. This approach, upon closing, will rotate a number of properties that were previously secured under the two series of bonds that matured in 2006 into our uncollateralized pool. The secured financing would pay off both the bridge financings.

Revolver. Our short-term debt includes a $175 million revolving line of credit (the “Revolver”). We utilize the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The initial maturity date of the Revolver is April 2008, with an optional one year extension. We amended the Revolver and Term Loan facilities in September 2006 to decrease the interest rate, add $200 million in optional additional expansion capacity and refine certain terms and definitions.

Notes Payable. During 2005, we entered into a Term Loan of $275 million. During 2005, we also issued $300 million in registered senior unsecured notes at a premium of $1.1 million. The notes pay interest semi-annually in arrears and are subordinated to our existing and future collateralized debt including, our Revolver and Term Loan. We can redeem the notes in whole or in part, at any time on or after April 1, 2010 at specified redemption prices.

Some sources of debt financing require that we maintain certain standards of financial performance, such as a fixed-charge coverage ratio, a tangible net worth requirement, certain levels of available cash and may restrict the amount or timing of common stock dividend payments. Any failure to comply with the terms of these covenants would constitute a default and could create an immediate need to find alternative borrowing sources. We were in compliance with all of our covenants at September 30, 2006.

Litigation

We are subject to various legal proceedings and claims that arise in the ordinary course of business. These matters are generally covered by insurance. While the resolution of these matters cannot be predicted with certainty, we believe that the final outcome of such matters will not have a material adverse effect on our consolidated financial statements. In addition, on January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several of the Income Funds, filed a purported class action lawsuit on behalf of the limited partners against the general partners of the Income Funds, CNLRP and USRP. The complaint alleges that the general partners breached their fiduciary duties in connection with the Mergers and that the parties to the Merger aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleges that the general partners violated provisions of the Income Fund partnership agreements and demands an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers, which was unsuccessful. On April 26, 2005, a supplemental plea to jurisdiction hearing was held. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the stockholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed an appellees’ brief. On December 12, 2005, the plaintiffs filed a brief in reply. On September 21, 2006, the plaintiffs submitted a letter brief to the Court of Appeals setting forth additional arguments; the defendants filed a responsive letter brief on September 25, 2006. The Court of Appeals heard oral argument on September 27, 2006. As of November 8, 2006, the Court of Appeals has not yet issued its decision. We believe the lawsuit, including the request for certification, is without merit and intend to defend vigorously against its claims.

During 2004, Management Strategies, Inc. (“MSI”) filed a lawsuit against USRP. The complaint alleged that we owed approximately $3 million in sales and fuel tax liabilities to the State of Georgia. During the nine months ended September 30, 2006, we, MSI and the GA Department of Revenue (“GA DOR”) reached a settlement. Under the settlement agreement, we paid $1.2 million, which had been accrued as of the Merger, to the GA DOR to terminate and settle the judgments between MSI and the GA DOR. All contingencies related to this litigation were resolved in June 2006.

On October 31, 2006, a purported shareholder class action lawsuit related to the GE Merger Agreement was filed in the Circuit Court for Baltimore County, Maryland naming us, each of our directors and GE Capital Solutions as defendants.  The lawsuit, Dr. Hila Louise-Chashin-Simon Foundation, Inc. v. Trustreet Properties, Inc., et al (Case No. 24-C06-008654), alleges, among other things, that $17.05 per share in cash to be paid to the holders of our common stock in connection with the GE Merger is inadequate, that the individual director defendants breached their fiduciary duties to our stockholders in negotiating and approving the GE Merger Agreement, that GE Capital Solutions aided and abetted the director defendants in such alleged breach and that all defendants conspired in such breach.  The complaint seeks the following relief: (i) declaring that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (ii) declaring that the director defendants have breached their fiduciary duties owed to the plaintiff and other members of the class, that GE Capital Solutions aided and abetted such breaches and that all defendants conspired in such breaches; (iii) enjoining the Merger and, if such transaction is consummated, rescinding the transaction; (iv) appropriate damages; and (v) awarding attorneys’ and experts’ fees to the plaintiff.  We believe that this lawsuit is without merit and intend to vigorously defend the action.

Contractual Cash Obligations

Our contractual cash obligations remained generally unchanged at September 30, 2006 compared to December 31, 2005. The only change was that we obtained bridge financings under one of our mortgage warehouse facilities, as described above under Mortgage Warehouse Facilities and Bonds Payable, to repay the bonds that matured in August and October 2006. These bridge financings will mature in March 2007.

Cash Flows

	Nine months ended September 30,
	(in millions)
	2006	2005
Cash flows provided by operating activities	$75.8	$24.7
Cash flows provided by/(used in) investing activities	4.6	(356.4)
Cash flows provided by/(used in) financing activities	(91.3)	336.1

Net increase (decrease) in cash and cash equivalents	(10.9)	4.4
Cash and cash equivalents at beginning of year	20.5	22.7

Cash and cash equivalents at end of period	$9.6	$27.1

Cash Flows Provided by Operating Activities

Our sources of cash from operating activities include rental payments from our tenants, collections of interest on our portfolio of loans and net proceeds from the sales of property inventory from our IPS program. Our uses of cash from operating activities include payments of operating expenses, interest on our outstanding indebtedness and the acquisition of inventory, for our IPS program. Our cash from operating activities for the nine months ended September 30, 2006 and 2005 was $75.8 million and $24.7 million, respectively. The increase in cash from operations was attributable to an increase in rental collections due to the acquisition of $281 million in new properties on or subsequent to September 30, 2005. In addition, the collections during the nine months ended September 30, 2006 reflect nine months of rent collections for the $1 billion in property acquisitions from the February 2005 Merger, whereas 2005 only reflects seven months of such collections. Cash from operations was lower in 2005 than in 2006 due to acquiring $34.1 million in real estate held for sale, net of disposition, during 2005. The net change in real estate held for sale was minimal in 2006 .

Investing Activities

Sources of cash from investing activities during the nine months ended September 30, 2006 and 2005 included sales of some vacant and some performing properties within our real estate segment and included the collection of principal under our mortgage and notes receivables. Uses of cash during the nine months ended September 30, 2006 and 2005 included the acquisition of properties for long-term investment in our real estate segment. The primary use of cash during 2005 was to acquire the Income Funds as part of the Merger on February 25, 2005.

Financing Activities

We recapitalized our company during the nine months ended September 30, 2005 as a result of the Merger, which allowed us more access to capital and provided us the ability to increase originations in 2005. As part of the Merger we assumed the Series B (“Series B”) convertible preferred stock in accordance with its terms and used $32.5 million in cash to redeem the Series B shortly after the Merger.

Proceeds from financing activities during the nine months ended September 30, 2006 came from borrowings under our Revolver and from bridge financings under one of our mortgage warehouse facilities. Proceeds from financing activities during the nine months ended September 30, 2005 came from bridge and permanent financing, our Term Loan, the issuance of senior unsecured notes and the issuance of the Series 2005 Bonds. During the nine months ended September 30, 2006 and 2005, we used the proceeds from financing activities to pay the Revolver and pay distributions. During the nine months ended September 30, 2006, we used proceeds from the bridge financing to repay the Series 2001-A bonds that matured in August 2006. During the nine months ended September 30, 2005, we used proceeds from financing activities to pay part of the 2005 bridge financing, pay bond issuance and debt refinancing costs and repay loans to a stockholder. During 2006 and 2005, we used proceeds from our mortgage warehouse facilities to acquire properties to be held as inventory under our IPS program and repaid the mortgage warehouse facilities from the sales proceeds of these inventory properties. During these periods we also repaid a portion of our bonds payable in accordance with their scheduled maturities and any required prepayments.

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

Our ability to internally fund capital needs is limited since we must distribute at least 90 percent of our net taxable income (excluding net capital gains) each year to stockholders to qualify as a REIT. We intend to make distributions to stockholders in order to comply with REIT qualification requirements under the federal tax code. Effective with the Merger, we pay dividends to holders of preferred stock. Our $1.93 Series A Cumulative Convertible Preferred Stock pays a quarterly dividend at an annualized rate of $1.93 per share and our 7.5% Series C Redeemable Convertible Preferred Stock pays a quarterly dividend at an annualized rate of $1.875 per share. During the nine months ended September 30, 2006 and 2005, we declared dividends of $21.5 million and $17.3 million, respectively, to our holders of preferred stock.

We have elected to distribute amounts in excess of that necessary to qualify as a REIT.  During the nine months ended September 30, 2006 and 2005, we paid common and preferred dividends totaling $88.3 million and $75.3 million, respectively.  Net cash from operating activities was $75.8 million and $24.7 million for the nine months ended September 30, 2006 and 2005, respectively.  The deficiency of $12.5 million and $50.6 million between net cash from operating activities and dividends paid for the nine months ended September 30, 2006 and 2005, respectively, was funded though a combination of proceeds from sales of assets, collections on mortgage, equipment and other notes receivable and borrowings from the Company’s Revolver.

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

Through November 8, 2006, we were under negotiations to provide rent relief to a tenant who is experiencing liquidity difficulties. We anticipate forbearing the collection of partial rents over the next six months. We previously provided rent forbearance on this tenant who has continued to pay under the original forbearance agreement.

Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise securitization market and affect the quality or perception of the loans or leases underlying our previous securitization transactions. We conducted our previous securitizations using bankruptcy remote entities. These entities exist independently from the rest of our Company and their assets are not available to satisfy the claims of our creditors, any subsidiary or its affiliates. In addition, certain net lease properties are pledged as collateral for the triple-net lease bonds payable. In the event of a tenant default relating to pledged properties, we may elect to contribute additional properties or substitute properties into these securitized pools from properties we own not otherwise pledged as collateral. If we fail to comply with certain financial ratio covenants, then principal payments on the outstanding bonds will be accelerated. Currently certain required performance cash flow ratios are below the required threshold primarily due to tenant defaults and bankruptcies in prior years. As a result, cash flow remaining in excess of the scheduled principal and interest payments is required to be used for additional debt reduction. For the nine months ended September 30, 2006 and 2005, we were required to make additional debt reductions of approximately $2.5 million and $1.4 million, respectively, as a result of not complying with certain ratios in the net lease pools.

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

Off-Balance Sheet Transactions

We currently hold residual interests in two securitizations, the assets and liabilities of which are not consolidated into our financial statements. The carrying value of our investment in the bond certificates was $14.2 million at September 30, 2006 and is included in “other assets” in the consolidated financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at September 30, 2006:

	(in millions)
	Mortgage loans	Bonds outstanding
	in pool at par	at face value

Loans and debt supporting 1998-1 Certificates	$108.9	$108.9
Loans and debt supporting 1999-1 Certificates	178.0	178.0
	$286.9	$286.9

Quantitative and Qualitative Disclosures About Market Risk

We use fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose us to market risk related to changes in interest rates. We review our borrowings and attempt to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. We do not use derivatives for trading or speculative purposes. As of September 30, 2006, we had the following derivative instruments outstanding:

Type of Hedge	Notional Amount at September 30, 2006 (in millions)	LIBOR Cap Strike Price or Swap Rate	Trade Date	Maturity Date	Estimated Value at September 30, 2006 (in millions)

Interest Rate Cap (a)	$101.0	4.500%	09/28/01	10/25/06	$0.1
Interest Rate Swap	$175.0	4.202%	05/16/05	04/01/10	$4.2
Interest Rate Cap	$18.8	3.500%	12/17/03	02/01/11	$0.6

(a) This interest rate cap matured in October 2006 upon maturity of the Series 2001 Bonds, further described above under Mortgage Warehouse Facilities and Bonds Payable.

At September 30, 2006, we had fixed rate debt of $768.0 million and floating rate debt of $733.6 million. Approximately 40 percent of the floating rate debt was subject to an interest rate hedge or cap. At September 30, 2006, the weighted average rate on the floating rate debt was 6.62 percent. We have entered into hedging transactions in response to the sensitivity that is inherent in floating rate debt, but certain of those hedging transactions have caps that cause the rate sensitivity to be reduced but not eliminated. The impact on net income available to common stockholders and on cash flows over the next twelve months that would result from a one percentage point variance in interest rates on $733.6 million in floating rate debt would be approximately $4.7 million (pre-tax), holding all other variables constant.

Management believes that the net carrying value of the debt approximates fair value, with the exception of the Series 2000-A Bonds and Series 2005 Bonds which have an estimated fair value of approximately $212.0 million and $238.6 million. A one percentage point increase in interest rates would decrease the fair value to $202.8 million and $228.7 million. A one percentage point decrease in interest rates would increase the fair value to $221.3 million and $248.5 million.

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

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides clarity and uniformity as it relates to income tax positions and the application of FASB Statement No. 5, Accounting for Contingencies. We will adopt the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We are in the process of evaluating the impact of adoption of this statement to determine if it will have a material effect on our financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This statement defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of this statement to have a significant impact on our financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued in order to address the diversity of practice surrounding how public companies quantify financial statement misstatements.

The two most commonly used methods cited by the SEC for quantifying the effect of financial statement misstatements are the "roll-over" and "iron-curtain" methods. The roll-over method quantifies a misstatement based on the amount of the error originating in the current year income statement. This method ignores the effects of correcting the portion of the current year balance sheet misstatement that originated in prior years. Conversely, the iron-curtain method quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year, regardless of the misstatement's year(s) of origin.

In SAB 108, the SEC requires a dual approach combining the roll-over method and the iron-curtain method. The dual approach requires quantification of financial statement errors based on the effects of the error on each of the company's financial statements and the related financial statement disclosures.

SAB 108 permits registrants to initially apply its provisions either by (i) restating prior financial statements as if the dual approach had always been used or (ii) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of January 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the cumulative effect transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

We will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of our annual financial statements for the year ending December 31, 2006. We currently use the dual approach when quantifying the impact of identified errors therefore the application of SAB 108 is not expected to have a significant impact on our financial position or results of operations.

Results of Operations

Financial Reporting

Historically we have managed, operated and reported our business in two distinct segments. For the quarters and nine months ended September 30, 2006 and 2005, the results of each segment are discussed on a stand-alone basis below. Our consolidated financial statements reflect both segments, less amounts eliminated relating to transactions between segments.

Real estate segment: Generally, the majority of our earnings are derived from this segment, the assets of which include our properties subject to triple-net leases and a small portfolio of mortgage loans to third parties. The segment’s earnings are from rental income, interest income on loans and proceeds from dispositions of properties sold to manage portfolio risk.

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

	Quarter ended September 30, (in millions)
	2006	2005
Revenues:
Real estate	$52.8	$48.5
Specialty finance	3.3	4.3
Other*	(1.2)	(1.3)
Total revenues	54.9	51.5

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	6.9	5.9
Specialty finance	4.8	5.9
Other*	(1.1)	(1.0)
Total operating expenses excluding interest, depreciation, and amortization**	10.6	10.8

Depreciation and amortization expense:
Real estate	9.0	7.8
Specialty finance	0.5	0.5
Total depreciation and amortization expense	9.5	8.3

Interest expense:
Real estate	23.7	22.4
Specialty finance	2.2	2.1
Other*	(0.1)	(0.3)
Total interest expense	25.8	24.2

Loss on termination of cash flow hedge - Real estate segment	—	8.6

Total expenses	45.9	51.9

Income/(loss) from continuing operations	9.0	(0.4)

Income from discontinued operations, after income taxes:
Real estate	0.5	3.2
Specialty finance	7.5	6.5
Total income from discontinued operations, after income taxes	8.0	9.7

Gain on sale of assets - Real estate segment	0.2	9.6

Net income	$17.2	$18.9

*      relates primarily to eliminations of transactions between segments
**	also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated joint ventures

	Nine months ended September 30, (in millions)
	2006	2005
Revenues:
Real estate	$159.4	$124.2
Specialty finance	10.4	13.9
Other*	(4.0)	(3.5)
Total revenues	165.8	134.6

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	21.6	16.3
Specialty finance	15.4	23.2
Other*	(3.7)	(3.0)
Total operating expenses excluding interest, depreciation, and amortization**	33.3	36.5

Depreciation and amortization expense:
Real estate	27.6	20.6
Specialty finance	2.0	1.1
Total depreciation and amortization expense	29.6	21.7

Interest expense:
Real estate	70.1	58.3
Specialty finance	6.3	8.2
Other*	(0.2)	(0.5)
Total interest expense	76.2	66.0

Loss on termination of cash flow hedge - Real estate segment	—	8.6

Total expenses	139.1	132.8

Income from continuing operations	26.7	1.8

Income from discontinued operations, after income taxes:
Real estate	9.1	6.5
Specialty finance	20.4	22.5
Total income from discontinued operations, after income taxes	29.5	29.0

Gain on sale of assets - Real estate segment	0.7	9.7

Net income	$56.9	$40.5

* relates primarily to eliminations of transactions between segments
**	also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated joint ventures

Revenues:

Revenues in the real estate segment were comprised of the following:

	Quarter Ended September 30, (in millions)				Nine Months Ended September 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
Rental income	$ 49.1	93%	$ 44.1	91%	$ 147.4	92%	$ 110.5	89%
Interest income	1.8	3%	2.6	5%	4.5	3%	10.3	8%
Other	1.9	4%	1.8	4%	7.5	5%	3.4	3%
Total Revenues	$ 52.8	100%	$ 48.5	100%	$ 159.4	100%	$ 124.2	100%

Revenues from the real estate segment are primarily rental revenues from real estate properties we own and lease to our tenants. Our long-term leases generally provide for payments of base rents with scheduled increases and/or contingent rent based on a percentage of the lessee’s gross sales. Rental income increased 11 percent for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005. The increase in rental income for the quarter was primarily due to the acquisition of properties in or subsequent to September 2005 of approximately $281 million. Rental income increased 33 percent for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 due to the $281 million in acquisitions subsequent to September 30, 2005 and the Merger transaction on February 25, 2005 which added approximately $1 billion in properties to our portfolio. The portfolio from USRP included certain ground leases that were subleased to tenants but for which the lessor remained legally responsible for those liabilities in the event the tenant did not pay. The sublease rents received are recorded as rental revenues and the corresponding payments are recorded in property expenses, as further described below.

Interest income in the real estate segment is generated by our amortizing portfolio of mortgage, equipment and other notes receivable. Interest income decreased 31 percent for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005. Interest income decreased 56 percent for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. The decrease in interest income was primarily due to the sale of approximately $198.2 million in notes receivable in July 2005.

Other income increased 121 percent for the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005. Other income for the quarter ended September 30, 2006 is comparable to that recorded in 2005. Other income during the nine months ended September 30, 2006 includes approximately $1 million in recoveries relating to a loan previously reserved as uncollectible. We collected our loan in full from the borrower during 2006 and in accordance with our policy, recorded the collection of amounts deemed uncollectible in prior periods as income in the period the collection was received. Other income during the nine months ended September 30, 2006 also includes $1.8 million in bankruptcy proceeds collected from the bankruptcy court from a tenant who declared bankruptcy in a prior year. Other income during the nine months ended September 30, 2006 also includes $1.9 million in real estate tax and other tenant reimburseables for certain properties acquired through the Merger on February 25, 2005. The leases on certain properties assumed in the Merger require us to pay real estate taxes on behalf of the tenant. In these situations, we record the payment of the real estate taxes as an expense and then record the reimbursement from the tenant as tenant reimbursable within other income. Prior to the Merger, we did not have any leases that required us to pay taxes on behalf of the tenant.

Revenues in the specialty finance segment were comprised of the following:

	Quarter Ended September 30, (in millions)				Nine Months Ended September 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
Rental income	$ 0.9	28%	$ 0.6	14%	$ 2.6	25%	$ 1.1	8%
Interest income	0.9	27%	1.4	33%	3.0	29%	7.8	56%
Other	1.5	45%	2.3	53%	4.8	46%	5.0	36%
Total Revenues	$ 3.3	100%	$ 4.3	100%	$ 10.4	100%	$ 13.9	100%

Specialty finance segment rental revenues increased by 50 percent and 136 percent during the quarter and nine months ended September 30, 2006, respectively, as compared to 2005. Revenues associated with properties acquired with the intent to sell are recorded as revenue within discontinued operations and are not included here. Rental income increased during the quarter and nine months ended September 30, 2006 due to amending certain leases on properties held for investment in October 2005 increasing the annual rental payments under those leases. Rental income has also increased during the nine months ended September 30, 2006, due to cumulative adjustment recorded in June 2006 for the reclassification of certain properties from real estate held for sale to real estate investment properties as a result of no longer meeting the “held for sale” criteria under generally accepted accounting principles.

Interest income decreased 36 percent for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005 and decreased 62 percent for the nine months ended September 30, 2006, as compared to the same period in 2005. The decrease for the quarter ended September 30, 2006 is due to interest earned on a short-term loan to the real estate segment to finance property acquisitions in June 2005 that was repaid in August 2005. The decrease in interest income for the nine months ended September 30, 2006 is primarily due to the transfer of $198.2 million in mortgage loans to the real estate segment in March 2005. The real estate segment sold these mortgage loans to an unrelated third party in July 2005.

Other income decreased 35 percent for the quarter ended September 30, 2006, as compared to the quarter ended September 30, 2005. The decline during the quarter ended September 30, 2006, as compared to 2005, was due to the collection during 2005 of $0.7 million in bankruptcy proceeds that had been previously reserved. No such amounts were collected during 2006. The decrease during the nine months ended September 30, 2006, was partially offset by recoveries of $0.5 million collected during 2006 relating to receivables that had been previously reserved. No such amounts were recovered in 2005.

Operating expenses, excluding depreciation, amortization and interest:

Operating expenses, excluding interest, depreciation and amortization are presented in the following charts that detail the results by segment. The real estate segment portion of these costs consisted of the following:

	Quarter Ended September 30, (in millions)				Nine Months Ended September 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
General operating and administrative	$ 3.4	49%	$ 2.5	42%	$ 10.3	48%	$ 9.6	59%
Property expenses, state and other taxes	2.4	35%	2.1	36%	8.3	38%	5.2	32%
Other	1.1	16%	1.3	22%	3.0	14%	1.5	9%
	$ 6.9	100%	$ 5.9	100%	$ 21.6	100%	$ 16.3	100%

General operating and administrative expenses include employee related expenses, professional fees, portfolio servicing costs and office and other expenses. General and administrative expenses increased 36 percent for the quarter ended September 30, 2006, as compared to 2005, and increased seven percent for the nine months ended September 30, 2006. The increase is primarily due to an increase in servicing fees to the specialty finance segment as a result of $281 million in new property acquisitions in the real estate segment subsequent to September 30, 2005. The increase in general and administrative expenses during the nine months ended September 30, 2006, as compared to 2005, was offset by decreases further explained in the specialty finance segment discussion below.

Property expenses typically occur when tenants default on their obligations under their lease. Property expenses, state and other taxes increased 14 percent for the quarter ended September 30, 2006 as compared to 2005 and increased 60 percent for the nine months ended September 30, 2006, as compared to 2005. Property expenses include legal fees, real estate taxes, insurance, repairs and maintenance and other expenses relating to properties that are vacant or properties whose tenants are experiencing financial difficulties. Property expenses during 2006 reflect nine months of such expenses for vacant properties acquired as part of the Merger on February 25, 2005, as opposed to only incurring seven months of such expenses during 2005. Though we have reduced some of the initial vacancies, we have had additional properties become vacant subsequent to September 30, 2005. Property expenses during 2006 also reflect nine months of rental expense versus seven months in 2005 for leasing arrangements where we are the tenant under certain leases assumed with the Merger where we are required to make rental payments of approximately $0.3 million per month and record these payments as rental expense. To the extent we have subleased these premises to another tenant, we have included the sublease rental income in rental revenues. Property expenses also increased because effective with the Merger, we acquired leasing arrangements whereby we are required to pay real estate taxes directly on behalf of the tenants under the terms of the lease. To the extent we then bill the tenants for the real estate taxes, we have included the reimbursements from the tenants in other income, as described above.

Other expenses increased during the nine months ended September 30, 2006 as compared to the same period in 2005, due to an increase in asset impairments related to properties held for investment and other investments. Some expenses formerly presented in this category associated with properties treated as discontinued operations are incorporated in the earnings or losses from discontinued operations for all periods presented.

Operating expenses, excluding interest, depreciation and amortization in the specialty finance segment consisted of the following:
	Quarter Ended September 30, (in millions)				Nine Months Ended September 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
General operating and administrative	$ 4.6	96%	$ 5.7	97%	$ 15.2	99%	$ 21.2	91%
Property expenses, state and other taxes	0.1	2%	0.2	3%	0.1	1%	0.5	2%
Other	0.1	2%	—	—%	0.1	—%	1.5	7%
	$ 4.8	100%	$ 5.9	100%	$ 15.4	100%	$ 23.2	100%

General operating and administrative expenses in the specialty finance segment decreased 19 and 28 percent during the quarter and nine months ended September 30, 2006, respectively, as compared to 2005. There are a number of items that caused the decrease in expenses in these periods of 2006 that are summarized as follows:

•
Commission and bonus expenses were higher for the nine months ended September 30, 2005 due to two large property acquisitions that closed in that period. During the same period, expenses in this segment included a one time charge of $2 million resulting from a stock grant and related cash compensation to members of our Board of Directors and employees.

•
During 2005, we incurred certain costs related to the upgrade of our property management software to account for leasing transactions and to capture other tenant and lease information. We also incurred certain costs to in-source the information technology, human resources and other functions previously outsourced to related parties.

•
In 2005, we incurred additional expenses with the integration of the merged portfolios. While our servicing fee income in this segment for the management of the larger portfolio increased after the Merger, we incurred various one-time setup expenses during 2005 to add new properties creating an excess of new expenses over new revenues that have stabilized in 2006. The Income Fund portfolio had been previously serviced by the specialty finance segment and did not create significant additional integration costs.

The decrease in other expenses for the nine months ended September 30, 2006 relates to a decrease in the minority interest allocation in income of consolidated joint ventures. We sold the last remaining properties and dissolved a significant joint venture in 2005.

Interest Expense

Interest expense for each segment is illustrated in the following table:

	Quarter Ended September 30, (in millions)				Nine Months Ended September 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
Real estate	$ 23.7	92%	$ 22.4	93%	$ 70.1	92%	$ 58.3	88%
Specialty finance	2.2	8%	2.1	8%	6.3	8%	8.2	12%
Other	(0.1)	—%	(0.3)	(1)%	(0.2)	—%	(0.5)	0%
	$ 25.8	100%	$ 24.2	100%	$ 76.2	100%	$ 66.0	100%

Interest expense in the real estate segment increased for the nine months ended September 30, 2006 by approximately $11.8 million or 20 percent as compared to 2005 due to (i) a full nine months of interest expense on debt assumed with the Merger and a $275 million net lease securitization completed in March of 2005, (ii) interest on $50 million additional borrowings completed in September 2005, (iii) interest on $100 million additional borrowings completed in December 2005, and (iv) borrowings to fund $281 million in acquisitions on or subsequent to September 30, 2005. The increase is also due to rising interest rates on our variable rate debt. The average debt balance at the real estate segment was $1.4 billion at September 30, 2006 versus $1.2 billion at September 30, 2005. The weighted average interest rate on all borrowings was 6.69 percent at September 30, 2006 versus 5.92 percent at September 30, 2005. Included in interest expense within the real estate segment is amortization of deferred financing costs of $2.2 million and $2.4 million for the quarters ended September 30, 2006 and 2005, respectively, and $6.6 million and $6.5 million for the nine months ended September 30, 2006 and 2005, respectively.

Interest expense in the specialty finance segment decreased 23 percent for the nine months ended September 30, 2006, as compared to 2005. The decrease in interest expense is primarily due to the transfer of the pool of mortgage loans and related $161 million of debt outstanding at March 31, 2005 to the real estate segment on March 31, 2005.

Loss on Termination of Cash Flow Hedge

During the quarter and nine months ended September 30, 2005, the real estate segment recorded a loss on termination of cash flow hedge of $8.6 million. In July 2005, the real estate segment sold a portfolio of mortgage loans, repaid the related debt and recorded a $10.6 million loss on termination of cash flow hedge that was previously recorded in other comprehensive income (loss). This amount was partially offset by approximately $2 million which represented the decrease during the quarter ended September 30, 2005 in the fair value of the hedge liability prior to the sale of the loans. The sale of these loans is discussed below in Gain on Sale of Assets.

Depreciation and Amortization

Depreciation and amortization expense for each segment is illustrated in the following table:

	Quarter Ended September 30, (in millions)				Nine Months Ended September 30, (in millions)
	2006	% of total	2005	% of total	2006	% of total	2005	% of total
Real estate	$ 9.0	95%	$ 7.8	94%	$ 27.6	93%	$ 20.6	95%
Specialty finance	0.5	5%	0.5	6%	2.0	7%	1.1	5%
	$ 9.5	100%	$ 8.3	100%	$ 29.6	100%	$ 21.7	100%

Depreciation and amortization in the real estate segment increased $1.2 million or 15 percent in the quarter ended September 30, 2006, when compared to the same period in 2005 and $7.0 million or 34 percent in the nine months ended September 30, 2006, when compared to the same period in 2005. The increase is primarily attributable to the acquisition of $281 million of properties on or subsequent to September 30, 2005.

Depreciation and amortization in the specialty finance segment increased $0.9 million or 82 percent in the nine months ended September 30, 2006, when compared to the same period in 2005. The increase is due to a cumulative adjustment in 2006 to record depreciation and amortization for certain properties reclassified in June 2006, from real estate held for sale to real estate investment properties, as described above.

Discontinued Operations

We record discontinued operations into two categories, real estate and retail. In the real estate category, under generally accepted accounting principles (“GAAP”), when a property is designated as held for sale, such as all of the properties purchased under our IPS program, all income and certain expenses relating to the property and the ultimate gain or loss realized upon its disposition are treated as discontinued operations for all periods presented. Revenues associated with these properties are not reflected in the “Revenues” line item in our income statement, but instead, along with expenses and any gain or loss from its sale, are presented separately under the “Income from discontinued operations” line item. In addition, only operating and administrative expenses that are directly attributable to acquiring or selling these properties are allocated to “Income from discontinued operations” and all other general and operating and administrative expenses are allocated to “Income (loss) from continuing operations”.

The following table shows our results from discontinued operations:

	Quarter Ended September 30, (in millions)
	2006		2005
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$6.7	$75.6	$19.5	$52.6
Cost of real estate sold	6.2	66.7	16.6	45.5
Gain on sale of real estate	0.5	8.9	2.9	7.1
Net other income	—	0.8	0.3	0.7
Earnings from real estate discontinued operations before tax	0.5	9.7	3.2	7.8

Retail operations revenue	—	—	—	14.3
Retail cost of sales	—	—	—	14.3
Earnings from retail discontinued operations before tax	—	—	—	—

Income tax provision	—	(2.2)	—	(1.3)

Income from discontinued operations, after income taxes	$0.5	$7.5	$3.2	$6.5

	Nine Months Ended September 30, (in millions)
	2006		2005
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$52.4	$190.5	$33.0	$180.3
Cost of real estate sold	43.8	168.2	29.2	152.0
Gain on sale of real estate	8.6	22.3	3.8	28.3
Net other income	0.5	2.9	2.7	1.1
Earnings from real estate Discontinued operations before tax	9.1	25.2	6.5	29.4

Retail operations revenue	—	—	—	34.8
Retail cost of sales	—	—	—	33.9
Earnings from retail discontinued operations before tax	—	—	—	0.9

Income tax provision	—	(4.8)	—	(7.8)

Income from discontinued operations, after income taxes	$9.1	$20.4	$6.5	$22.5

Our real estate segment periodically sells properties in the portfolio. We may have a performing property and believe it to be an opportune time to sell the asset and realize value. Also, we believe the best strategy to resolve certain vacant properties is to sell them. We received net sales proceeds of $6.7 million and $19.5 million during the third quarters of 2006 and 2005, respectively, generating gains of $0.5 million and $2.9 million, respectively. During the nine months ended September 30, 2006 and 2005, we received net sales proceeds of $52.4 million and $33.0 million, respectively, generating gains of $8.6 million and $3.8 million respectively.

While GAAP requires us to record our investment property sales program as a discontinued operation, we do not manage it in that manner. It is a vital business operation that was developed over the last five years that allows us to compete for large transactions and appropriately mitigate risk and manage concentrations. Since 2001, in our specialty finance segment, we have sold over $1.3 billion in restaurant properties generating net pre-tax gains of $155.6 million. While the number of properties sold during the quarter and nine months ended September 30, 2006 was higher than during the quarter and nine months ended September 30, 2005, the gain percentages realized have decreased in 2006 as compared to 2005, as discussed in Overview of Management’s Discussion and Analysis - Strategy 3: Sales of Real Estate to Investors. At September 30, 2006, we had approximately $196 million in real estate held for sale in our specialty finance segment.

We are treated as a REIT for federal income tax purposes and generally record no income tax expense. However, we have a taxable REIT subsidiary ("TRS”), where various business operations take place including the IPS program and the Development and Redevelopment Group. The TRS recorded an income tax provision of approximately $2.2 million and $4.8 million for the quarter and nine months ended September 30, 2006, respectively, and an income tax provision of approximately $1.3 million and $7.8 million for the nine months ended September 30, 2005, respectively. The provision for the nine months ended September 30, 2006 and 2005 reflects the recurring tax expense for ongoing earnings of the TRS.

The $4.8 million tax provision at September 30, 2006 reflects the recurring tax expense for ongoing earnings of the TRS, while the $7.8 million tax provision at September 30, 2005 includes a nonrecurring non-cash $2.7 million deferred tax charge resulting from the March 2005 transfer of mortgage loans receivable from the TRS to the REIT. The mortgage loans, with a principal balance of $185.7 million, were transferred to more appropriately align the holding of those mortgage loans with our objective of holding mortgage loans and real estate properties as long-term investments. The transfer was executed by way of a purchase of a 100 percent interest in the subsidiary that held the mortgage loans. We initially entered into an interest rate swap in 2002 to mitigate a portion of the variability related to the interest costs on our borrowings that financed the loans. The hedge met the definition of a cash flow hedge, and as a result, changes in its value period to period were reported in other comprehensive income (“OCI”). Valuation changes in the swap were required to be reflected net of applicable income taxes at the then applicable tax rate. The hedge liability generated a deferred tax asset in 2002 that was offset by a valuation allowance. In 2003, we met the criteria under GAAP to reverse the valuation allowance, and in effect realized the tax benefit through net income and not OCI. With this accounting treatment, all future valuation adjustments to the hedge liability impacted both earnings and OCI. Had we not transferred the pool of loans to the real estate segment, the $2.7 million charge in the nine months ended September 30, 2005 would have continued to be amortized as a charge to earnings over the life of the hedge contract.

Gain on Sale of Assets

During the quarter and nine months ended September 30, 2005, pre-tax gain on sale of assets of $9.6 million was recorded by the real estate segment. This gain resulted from the July 2005 sale of mortgage loans to a third party as described above in Loss on Termination of Cash Flow Hedge.

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

Changes in Internal Control over Financial Reporting. During the quarter ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs’ Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, and subsidiaries of the Company in the District Court of Dallas County, Texas (the “Court”). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed Mergers between the Income Funds and USRP and that the Company, subsidiaries of the Company and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleged that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demanded an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs did not add any parties or claims, but they did add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the Mergers. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed an appellees’ brief. On December 12, 2005, the plaintiffs filed a brief in reply. On September 21, 2006, the plaintiffs submitted a letter brief to the Court of Appeals setting forth additional arguments; the defendants filed a responsive letter brief on September 25, 2006. The Court of Appeals heard oral argument on September 27, 2006. As of November 8, 2006, the Court of Appeals has not yet issued its decision. Management of the Company believes the claims against the Company are without merit and intends to vigorously defend against such claims.

During 2004, Management Strategies, Inc. (“MSI”) filed a lawsuit against USRP. The complaint alleged that the Company owed approximately $3 million in sales and fuel tax liabilities to the State of Georgia. During the nine months ended September 30, 2006, the Company, MSI and the GA Department of Revenue (“GA DOR”) reached a settlement. Under the settlement agreement, the Company paid $1.2 million, which had been accrued as of the Merger, to the GA DOR to terminate and settle the judgments between MSI and the GA DOR. All contingencies related to this litigation were resolved in June 2006.

On October 31, 2006, a purported shareholder class action lawsuit related to the GE Merger Agreement was filed in the Circuit Court for Baltimore County, Maryland naming the Company, each of its directors and GE Capital Solutions as defendants.  The lawsuit, Dr. Hila Louise-Chashin-Simon Foundation, Inc. v. Trustreet Properties, Inc., et al (Case No. 24-C06-008654), alleges, among other things, that $17.05 per share in cash to be paid to the holders of Company common stock in connection with the GE Merger is inadequate, that the individual director defendants breached their fiduciary duties to the stockholders of the Company in negotiating and approving the GE Merger Agreement, that GE Capital Solutions aided and abetted the director defendants in such alleged breach and that all defendants conspired in such breach.  The complaint seeks the following relief: (i) declaring that the lawsuit is properly maintainable as a class action and certification of the plaintiff as a class representative; (ii) declaring that the director defendants have breached their fiduciary duties owed to the plaintiff and other members of the class, that GE Capital Solutions aided and abetted such breaches and that all defendants conspired in such breaches; (iii) enjoining the GE Merger and, if such transaction is consummated, rescinding the transaction; (iv) appropriate damages; and (v) awarding attorneys’ and experts’ fees to the plaintiff.  Management of the Company believes that this lawsuit is without merit and intends to vigorously defend the action.

Item 1A.	Risk Factors.

In addition to the risks identified in our Annual Report on Form 10-K for the year ended December 31, 2005, we are also subject to the following additional risks:

Risks Related to Our Proposed Merger

On October 30, 2006, we entered into an Agreement and Plan of Merger (the “GE Merger Agreement”) pursuant to which we agreed, subject to the approval of our common stockholders, to merge with an affiliate of General Electric Capital Corporation. We will file with the SEC a proxy statement on Schedule 14A and other documents concerning the merger as soon as practicable. The final proxy statement will be mailed to the holders of our common stock. Before making any voting or investment decision, holders of common stock are urged to read these documents carefully and in their entirety when they become available because they will contain important information about the merger. In addition, the proxy statement and other documents will be available free of charge at the SEC’s web site, www.sec.gov. When available, the proxy statement and other pertinent documents also may be obtained free of charge at our web site, http://www.trustreet.com, or by contacting us at Trustreet Properties, Inc., telephone (877) 667-4769.

We and our directors and officers and other members of management and employees may be deemed to be participants in the solicitation of proxies from our common stockholders in connection with the merger. Information about our executive officers and directors and the number of shares of our common stock beneficially owned by such persons is set forth in the proxy statement for our 2006 Annual Meeting of Stockholders, which was filed with the SEC on April 21, 2006, and will be set forth in the proxy statement relating to the proposed merger when it becomes available.

This communication shall not constitute an offer to sell or the solicitation of an offer to sell or the solicitation of an offer to buy any securities, nor shall there be any sale of securities in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. No offering of securities shall be made except by means of a prospectus meeting the requirements of Section 10 of the Securities Act of 1933, as amended.

In connection with the proposed merger, we are subject to certain risks including, but not limited to, those set forth below.

If we are unable to consummate the proposed merger, our business, financial condition, operating results and stock price could suffer.

The completion of the proposed merger is subject to the satisfaction of numerous closing conditions, including the approval of the merger by our common stockholders. In addition, the occurrence of certain material events, changes or other circumstances could give rise to the termination of the GE Merger Agreement. Further, to date, one lawsuit has been filed seeking class action status and seeking to enjoin the merger, and additional legal proceedings may be instituted against us seeking to prevent the merger from being completed. As a result, no assurances can be given that the merger will be consummated. If (i) our common stockholders choose not to approve the proposed merger, (ii) we otherwise fail to satisfy, or obtain a waiver of the satisfaction of, the closing conditions to the transaction and the merger is not consummated, (iii) a material event, change or circumstance has occurred that results in the termination of the GE Merger Agreement, or (iv) any legal proceeding results in enjoining the merger, we could be subject to various adverse consequences, including, but not limited to, the following:

•	we would remain liable for significant costs relating to the proposed merger, including, among others, legal, accounting, financial advisory and financial printing expenses; and

•	an announcement that the proposed merger has been abandoned could trigger a decline in our stock price to the extent that our stock price reflects a market assumption that we will complete the merger.

Certain restrictive pre-closing covenants in the GE Merger Agreement may negatively affect our business, financial condition, operating results and cash flows.

Pending completion of the proposed merger, we agreed to conduct our business in the usual, regular and ordinary course of business consistent with past practice, but agreed to certain restrictions on such practice, including, among other things, placing limits on our ability to:

•	enter into new material contracts or amend, transfer, waive any material obligations or claims under, or terminate existing material contracts;

•	purchase or dispose of our assets or equity interests;

•	incur additional indebtedness or prepay existing debt; and

•	settle or compromise any (i) legal action or material liability other than in the ordinary course of business or (ii) stockholder or class action claims arising out of the proposed merger.

These restrictions could alter the manner in which we have customarily conducted our business and therefore could significantly disrupt the operation of our business or cause us to forego alternative business opportunities, either of which could have a material adverse effect on our business, financial condition, cash flows and operating results if we are unable to consummate the proposed merger.

Pursuant to the terms of the Merger Agreement, we agreed to certain limitations related to our ability to declare and pay dividends and other distributions.

We agreed to only pay dividends required to be paid with respect to our Series A and Series C preferred stock, in accordance with their respective terms, and to only pay a quarterly dividend of no more than $0.33 per share to our common stockholders with respect to the fourth quarter of 2006 (which we declared on November 7, 2006). We agreed not to pay additional dividends thereafter on our common stock unless necessary for us to maintain our status as a REIT. In connection with this restriction, we agreed that any dividends that we pay after December 31, 2006 will reduce the aggregate merger consideration payable to our common stockholders on a dollar-for-dollar basis, except that, if the closing of the merger occurs after June 30, 2007, we will be able to pay dividends up to $0.20 per share in the third quarter of 2007 on shares of common stock without a reduction of the merger consideration payable to our common stockholders if such payment of dividends were necessary to maintain our status as a REIT. This restriction could limit our ability to continue to make distributions at historical rates.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds. Inapplicable.

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

2.3
Agreement and Plan of Merger by and among the Company, CNL APF Partners, LP and GE Capital Corporation dated as of October 30, 2006 (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K/A filed on November 8, 2006 and incorporated herein be reference).

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

10.1
Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, and Richard C. Huseman, dated as of January 27, 1997, between CNL American Properties Fund, Inc. and Steven D. Shackelford, dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis B. McWilliams, dated as of September 1, 1999, and between the Company and G. Steven Dawson, James H. Kropp, Michael T. Shepardson and Thomas G. Kindred, Jr., dated as of September 7, 2006 (included as Exhibit 10.9 to the Registration Statement of CNL American Properties Fund, Inc. (No. 333-15411) on Form S-11 and incorporated herein by reference).

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

10.5
Employment Agreement dated as of September 15, 2004 by and between CNL Restaurant Capital GP, Corp. and Michael T. Shepardson (included as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2006 of Trustreet Properties, Inc. and incorporated herein by reference).

10.6	Registrant Flexible Incentive Plan, as amended, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference).

10.7
Credit Agreement, dated as of April 8, 2005, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Key Bank, National Association, as Syndication Agent, Credit Suisse First Boston, Societe Generale, and Wachovia Bank National Association, as Co-Documentation Agents, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

10.8
Pledge Agreement, dated as of April 8, 2005, by substantially all of the Borrower’s domestic subsidiaries, in favor of Bank of America, N.A., in its capacity as Administrative Agent (previously filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

10.9
Addenda to Employment Agreements of Curtis B. McWilliams, Steven D. Shackelford, Michael T. Shepardson and Thomas G. Kindred, Jr. dated as of January 1, 2006 (included as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006 of Trustreet Properties, Inc. and incorporated herein by reference).

10.10
First Amendment to Credit Agreement, dated as of September 28, 2006, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on October 2, 2006 and incorporated herein be reference).

10.11	Amendment to Employment Agreement, dated as of September 1, 2006, by and between the Company and Curtis B. McWilliams (filed herewith).

10.12	Amendment to Employment Agreement, dated as of September 1, 2006, by and between the Company and Steven D. Shackelford (filed herewith).

10.13	Amendment to Employment Agreement, dated as of September 1, 2006, by and between the Company and Michael T. Shepardson (filed herewith).

10.14	Amendment to Employment Agreement, dated as of September 1, 2006, by and between the Company and Thomas G. Kindred, Jr. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2006	TRUSTREET PROPERTIES, INC.

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

2.3
Agreement and Plan of Merger by and among the Company, CNL APF Partners, LP and GE Capital Corporation dated as of October 30, 2006 (previously filed as Exhibit 2.1 to the Registrant’s Form 8-K/A filed on November 8, 2006 and incorporated herein be reference).

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

10.1
Form of Indemnification Agreement dated as of April 18, 1995, between CNL American Properties Fund, Inc. and each of James M. Seneff, Jr., Robert A. Bourne, G. Richard Hostetter, J. Joseph Kruse, and Richard C. Huseman, dated as of January 27, 1997, between CNL American Properties Fund, Inc. and Steven D. Shackelford, dated as of February 18, 1998, between CNL American Properties Fund, Inc. and Curtis B. McWilliams, dated as of September 1, 1999, and between the Company and G. Steven Dawson, James H. Kropp, Michael T. Shepardson and Thomas G. Kindred, Jr., dated as of September 7, 2006 (included as Exhibit 10.9 to the Registration Statement of CNL American Properties Fund, Inc. (No. 333-15411) on Form S-11 and incorporated herein by reference).

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

10.5
Employment Agreement dated as of September 15, 2004 by and between CNL Restaurant Capital GP, Corp. and Michael T. Shepardson (included as Exhibit 10.5 to Form 10-Q for the quarter ended June 30, 2006 of Trustreet Properties, Inc. and incorporated herein by reference).

10.6	Registrant Flexible Incentive Plan, as amended, (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on March 20, 2006 and incorporated herein by reference).

10.7
Credit Agreement, dated as of April 8, 2005, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager, Key Bank, National Association, as Syndication Agent, Credit Suisse First Boston, Societe Generale, and Wachovia Bank National Association, as Co-Documentation Agents, and the lenders party thereto (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

10.8
Pledge Agreement, dated as of April 8, 2005, by substantially all of the Borrower’s domestic subsidiaries, in favor of Bank of America, N.A., in its capacity as Administrative Agent (previously filed as Exhibit 10.2 to the Registrant’s current report on Form 8-K filed on April 13, 2005 and incorporated herein by reference).

10.9
Addenda to Employment Agreements of Curtis B. McWilliams, Steven D. Shackelford, Michael T. Shepardson and Thomas G. Kindred, Jr. dated as of January 1, 2006 (included as Exhibit 10.9 to Form 10-Q for the quarter ended June 30, 2006 of Trustreet Properties, Inc. and incorporated herein by reference) .

10.10
First Amendment to Credit Agreement, dated as of September 28, 2006, by and among the Registrant, as borrower, certain subsidiaries of the Registrant, as guarantors, Bank of America, N.A. as Administrative Agent, L/C Issuer and Swing Line Lender, and Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on October 2, 2006 and incorporated herein be reference).

10.11	Amendment to Employment Agreement, dated as of September 1, 2006, by and between the Company and Curtis B. McWilliams (filed herewith).

10.12	Amendment to Employment Agreement, dated as of September 1, 2006, by and between the Company and Steven D. Shackelford (filed herewith).

10.13	Amendment to Employment Agreement, dated as of September 1, 2006, by and between the Company and Michael T. Shepardson (filed herewith).

10.14	Amendment to Employment Agreement, dated as of September 1, 2006, by and between the Company and Thomas G. Kindred, Jr. (filed herewith).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).