Form 10-K
period 2006-12-31
FF-TSY Holding CO II, LLC
filed 2007-03-30
CIK 1032462

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

             (Mark One)

            [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 1-13089

FF-TSY HOLDING COMPANY II, LLC
(Exact name of registrant as specified in its charter)

Delaware	74-3205842
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

8377 East Hartford Drive, Suite 200
Scottsdale, Arizona 85255
(Address of principal executive offices, including zip code)

Registrant's telephone number, including area code: (480) 585-4500

Securities registered pursuant to Section 12 (b) of the Act:

Title of each class:	Name of exchange on which registered:
None	None
Securities registered pursuant to section 12(g) of the Act:
None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by checkmark if the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The Registrant meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Annual Report on Form 10-K with the reduced disclosure format.

The aggregate market value of Trustreet Properties, Inc.’s (the predecessor to the registrant) common stock held by non-affiliates as of June 30, 2006, was $822.5 million based on the closing sale price of $13.19 per share on June 30, 2006 on the New York Stock Exchange. Trustreet Properties, Inc. common stock ceased to be outstanding as of February 26, 2007 and was accordingly de-listed under Section 12 of the Securities Exchange Act of 1934, and the rest of the outstanding common equity held by non-affiliates of the registrant is none.

DOCUMENTS INCORPORATED BY REFERENCE:
None

TABLE OF CONTENTS

		PAGE REFERENCE
Part I
Item 1.	Business	2
Item 1A.	Risk Factors	8
Item 1B.	Unresolved Staff Comments	14
Item 2.	Properties	14
Item 3.	Legal Proceedings	19
Item 4.	Submission of Matters to a Vote of Security Holders	19
Part II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	20
Item 6.	Selected Financial Data	21
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 8.	Financial Statements and Supplementary Data	43
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures	92
Item 9B.	Other Information	92
Part III
Item 10.	Directors and Executive Officers of the Registrant	92
Item 11.	Executive Compensation	92
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	92
Item 13.	Certain Relationships and Related Transactions	92
Item 14.	Principal Accounting Fees and Services	93
Part IV
Item 15.	Exhibits, Financial Statement Schedules	94
	Signatures

PEO	Certification Pursuant to Section 302(a)
CFO	Certification Pursuant to Section 302(a)

PART I

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements. These statements generally are characterized by terms such as “believe,” “expect,” “may,” “intend,” “might,” “plan,” “estimate,” “project,” and “should”. Although we believe expectations reflected in such forward-looking statements are based upon reasonable assumptions, the Company’s actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include those discussed in the risk factors included in Item 1A to this Annual Report on Form 10-K.

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

References to “we” or “us” in this annual report on Form 10-K relate to CNL Restaurant Properties, Inc. for the periods prior to February 25, 2005, Trustreet Properties, Inc for periods between February 25, 2005 and February 26, 2007, and FF-TSY Holding Company II, LLC for subsequent periods.

Item 1. Business.

General

Trustreet Properties, Inc. (“Trustreet”) was the name adopted upon the merger of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005 (“the 2005 Merger”). Trustreet was a Maryland corporation originally incorporated in 1997.

On October 30, 2006, Trustreet entered into an Agreement and Plan of Merger (the “GE Capital Merger Agreement”) to be acquired by a subsidiary of General Electric Capital Corporation (the “GE Capital Merger”), which, in turn, is a subsidiary of General Electric Company. On February 22, 2007, Trustreet’s stockholders approved the acquisition. On February 26, 2007, GE Capital’s acquisition of Trustreet was completed, as further described below under GE Capital Merger and the surviving entity ceased to be a separate publicly traded company. Immediately prior to the completion of the acquisition on February 26, 2007, Trustreet assigned all of its assets and liabilities to its direct wholly owned subsidiary, FF-TSY Holdings Company II, LLC, a Delaware limited liability company (the “Company”), and the Company became Trustreet’s successor. See GE Capital Merger below.

Up through the date of the GE Capital Merger, through its subsidiaries, the Company operated as a fully-integrated, self-administered real estate investment trust (a “REIT”) and had elected to be taxed as a REIT. Certain of the Company’s wholly owned subsidiaries had elected to be treated as taxable REIT subsidiaries which were subject to federal income taxation at regular corporate rates. As a result of the GE Capital Merger on February 26, 2007, the Company ceased to exist and the surviving entity in the GE Capital Merger and all of its corporate subsidiaries became subject to federal and state income taxation at regular corporate tax rates.

At December 31, 2006, the Company owned approximately 2,185 properties diversified among more than 190 restaurant concepts in 49 states. The Company’s business was operated through two segments: real estate and specialty finance. The real estate segment focused on ownership and portfolio management of restaurant properties leased to restaurant operators generally under long term triple-net leases, which generally provide that the tenant is responsible for most property-related expenses, such as property taxes, maintenance and insurance. The specialty finance segment operated in the Company’s taxable REIT subsidiary (“TRS”) and included the Company’s Investment Property Sales program (“IPS”), in which the Company purchased properties and resold them to third party investors. Effective with the GE Capital Merger, the Company will no longer make substantial new investments in real estate properties. The Company will continue managing, re-leasing and selling properties to manage the portfolio that existed as of the GE Capital Merger date. On February 26, 2007, effective with the GE Capital Merger, the Company changed its strategy of both segments to generally hold all assets for long-term investment with any sales more selective in the upcoming years.

The Company’s offices are located at 8377 East Hartford Drive, Suite 200, Scottsdale, Arizona and the Company’s telephone number is (480) 585-4500. Prior to the GE Capital Merger, Trustreet’s common stock, Series A Cumulative Convertible Preferred Stock and 7.5 percent Series C Redeemable Convertible Preferred Stock were traded on the New York Stock Exchange, under the symbols “TSY”, “TSYPrA” and “TSYPrC”, respectively. The surviving entity in the GE Capital Merger ceased to be a separate publicly traded company and all shares were de-listed from the New York Stock Exchange.

The 2005 Merger

On February 25, 2005, CNLRP merged with and into USRP and the combined company changed USRP’s name to Trustreet Properties, Inc. and acquired 18 Income Funds. In the 2005 Merger, CNLRP stockholders received 0.7742 shares of USRP common stock and 0.16 shares of USRP 7.5 percent Series C Redeemable Convertible Preferred Stock (liquidation value $25.00 per share) for each share of CNLRP common stock. The aggregate dollar value of the 2005 Merger consideration received by CNLRP stockholders was approximately $788 million based on the closing stock price of USRP common on February 24, 2005 and the liquidation value of the Series C Preferred Stock. As described in Note 2 to the financial statements included in Item 8, because CNLRP was considered the acquirer for accounting purposes, the purchase price used to account for the exchange of interests between USRP and CNLRP was $473 million before transaction costs. Income Fund limited partners received approximately 84 percent of their consideration in cash and the remainder in existing USRP Series A Cumulative Convertible Stock (liquidation preference $25.00 per share). Total consideration received by the Income Fund partners was approximately $545 million based on the February 24, 2005 trading price of the Series A Preferred Stock. As described in Note 2 to the financial statements included in Item 8, the Income Fund acquisitions were accounted for as a purchase with a price of $538 million.

USRP’s predecessors included U.S. Restaurant Properties Master L. P. and U.S. Restaurant Operating L.P., which were formed in 1985 by Burger King Corporation and QSV Properties, Inc., both of which were at the time wholly owned subsidiaries of The Pillsbury Company. On October 15, 1997, U.S. Restaurant Properties Master L.P. was converted into a self-administered REIT and, on October 16, 1997, USRP’s common stock commenced trading on the New York Stock Exchange.

GE Capital Merger

On February 26, 2007, Trustreet engaged in two distinct but related transactions:

•
The assignment by Trustreet to the Company (which immediately prior to such assignment was a newly-formed direct wholly owned subsidiary of Trustreet) of all of its assets and liabilities (the “Assignment and Assumption”); and

•
Immediately following the Assignment and Assumption, the GE Capital Merger of Trustreet with and into TSY-FF Acquisition Company, Inc., a Maryland corporation and an indirect wholly owned subsidiary of GE Capital (“Merger Sub”), pursuant to that certain Agreement and Plan of GE Capital Merger, dated as of October 30, 2006, as amended (the “GE Capital Merger Agreement”) by and among Trustreet, CNL APF Partners, LP, a Delaware limited partnership and indirect subsidiary of Trustreet (“CNL Partnership”), GE Capital, FF-TSY Holding Company, Inc., a Delaware corporation and direct parent of Merger Sub (“Holdco”), Merger Sub, and Franchise-TSY Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Merger Sub (“Partnership Merger Sub”).

Assignment and Assumption

Concurrently with the Assignment and Assumption on February 26, 2007, Trustreet, the Company, FF-TSY Holding Company II, Inc., a Delaware corporation at the time of the Assignment and Assumption a direct wholly owned subsidiary of Trustreet, and Wells Fargo Bank, National Association as Trustee under the indenture (the “Trustee”) entered into a supplemental indenture (the “Supplemental Indenture”) which amended the indenture governing Trustreet’s outstanding 7.5 percent Senior Notes due in 2015 (the “Notes”) and provided for the express assumption by the Company of all obligations of Trustreet on the Notes and under the Indenture.

GE Capital Merger Transactions

Following the effectiveness of the Assignment and Assumption, Trustreet caused Partnership Merger Sub to merge with and into CNL Partnership (the “Partnership Merger”), with CNL Partnership being the surviving entity and becoming a wholly owned subsidiary of the Company. Pursuant to the Partnership Merger, each holder of units of limited partnership interest in CNL Partnership other than Trustreet and its subsidiaries became entitled to receive $17.05 in cash, without interest and less any applicable withholding taxes, for each unit of limited partnership they owned in CNL Partnership immediately prior to the effective time of the Partnership Merger.

Following the Partnership Merger, Trustreet was merged with and into Merger Sub, with Merger Sub being the surviving entity and a direct wholly owned subsidiary of Holdco. Pursuant to the GE Capital Merger, holders of Trustreet common stock (other than Trustreet and its subsidiaries) became entitled to receive $17.05 in cash, without interest and less any applicable withholding taxes, for each share of common stock issued and outstanding and held by such holders immediately prior to the effective time of the GE Capital Merger. Also pursuant to the GE Capital Merger, each share of Series A Preferred Stock that was outstanding immediately prior to the effective time of the GE Capital Merger, other than shares owned by Trustreet, its subsidiaries, or Merger Sub, was converted into, and cancelled in exchange for, the right to receive, without interest and less any applicable withholding taxes, cash in the amount of $25.00, plus any accrued and unpaid dividends through and including February 26, 2007. Finally, each share of Series C Preferred Stock outstanding immediately prior to the effective time of the GE Capital Merger was converted into, and cancelled in exchange for, the right to receive one share of 7.5 percent Series C Redeemable Convertible Preferred Stock of Merger Sub (the “Merger Sub Series C Preferred Stock”). Upon completion of the GE Capital Merger, the Company was a direct wholly owned subsidiary of Merger Sub, which was in turn a direct wholly owned subsidiary of Holdco, which is in turn an indirect wholly owned subsidiary of GE Capital.

Liquidation of Merger Sub

Following the GE Capital Merger, Merger Sub assigned all of its assets and liabilities to Holdco (other than cash deposited by Merger Sub with the paying agent for the GE Capital Merger in an amount sufficient to discharge its obligations with respect to holders of the Merger Sub Series C Preferred Stock) and Merger Sub and Holdco filed Articles of Transfer with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) in accordance with Maryland law. On March 20, 2007, Merger Sub caused Articles of Dissolution to be filed with SDAT and the legal existence of Merger Sub was terminated. Pursuant to the dissolution and liquidation of Merger Sub, holders of Merger Sub Series C Preferred Stock received $25.00 plus accrued and unpaid dividends through the date of payment for each share of Merger Sub Series C Preferred Stock they received in the GE Capital Merger. Following the dissolution of Merger Sub, the Company is a direct wholly owned subsidiary of Holdco, which, in turn, is an indirect wholly owned subsidiary of GE Capital, which, in turn, is a subsidiary of General Electric Company.

On March 1, 2007 and March 23, 2007, Moody’s Investors Service, Inc. and Standard & Poor’s Rating Service, respectively, upgraded the credit rating on the Notes to Investment Grade Status (as defined in the Indenture governing the Notes). On March 28, 2007, the Company delivered an officers’ certificate to the Trustee under the Indenture certifying that the conditions relating to a Suspension Period (as defined in the Indenture) had been satisfied and thereby causing a Suspension Period to commence on such date. During the Suspension Period, certain restrictive covenants contained in the Indenture will not be applicable and, as such, will not restrict the Company’s activities that would otherwise have been limited or restricted absent the Suspension Period.

Segments

Up through the GE Capital Merger, the Company’s business operations were divided into two business segments, a real estate segment and a specialty finance segment.

•
The real estate segment oversaw and managed a portfolio of primarily long-term triple-net lease properties, as well as mortgage and equipment loans. Its responsibilities included portfolio management, property management and dispositions.

•
The specialty finance segment included the IPS program and delivered financial products principally in the forms of financing, servicing and other services, to national and larger regional restaurant operators.

Please see note 17 of the Company’s Consolidated Financial Statements appearing in Item 8 of this report for certain financial information about these two business segments. While the Company’s historical business has operated under two segments, the GE Capital Merger is expected to have a significant impact on the allocation of how assets and other resources are utilized. On February 26, 2007, effective with the GE Capital Merger, the Company changed its strategy of both segments to generally hold all assets for long-term investment with any sales more selective in the upcoming years.

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

From December 31, 2005 to December 31, 2006, we encountered 28 new vacancies and resolved 34 vacancies. Of the 28 new vacancies, eight were a result of an expiring lease, eleven were terminations by the tenant as permitted by its lease agreement, and the remainder resulted from defaults. Of the 34 resolutions, properties were sold at an average of 114 percent recovery of net carrying value, or leased at an average of 92 percent of the previous cash rent. In addition, over the past 12 months, ending December 31, 2006 we renewed 71 leases scheduled to expire in 2006 or 2007. As of December 31, 2006, we had 58 properties with a net carrying value of $35.8 million with leases expiring in the next 12 months, and had 68 properties with a net carrying value of $48.7 million that are vacant with no lease. We will continue to manage these properties, and expect to reduce the number of vacant properties in the next 15 months either by locating suitable tenants to lease the properties or selling the vacant properties and reinvesting the sales proceeds in replacement properties.

Following the GE Capital Merger, the Company has undertaken the following initiatives with respect to its real estate segment:

•
Disposal or Re-Lease of Vacant Properties. As of December 31, 2006, the Company had 68 properties with a net carrying value of $48.7 million that were vacant with no lease. The Company intends to reduce the number of vacant properties by either locating suitable tenants to lease the properties from the Company or selling the vacant sites.

•
Sale of Service Station Properties. In February 2007, the Company entered into an agreement to sell approximately 70 service station properties, some of which are owned by the specialty finance segment. The sale is expected to occur by March 31, 2007, but there can be no assurance that such sale will occur when expected, or at all.

Specialty Finance Segment

The Company’s specialty finance segment offered a diverse array of highly specialized services for customers. The IPS program purchased restaurant properties and resold them to investors who generally were seeking to defer taxes on commercial properties they sold through the reinvestment of proceeds as permitted under the Internal Revenue Code. This segment also offered investment banking and development services.

The specialty finance segment engaged in the following significant lines of business in 2006:

•
IPS Program. The IPS program generated $208 million in property sales proceeds in 2006 through the sale of 138 properties. At December 31, 2006, the Company held 138 properties for sale through the IPS program, with an investment of $218 million, including 132 properties with an investment of $213 million that were recently purchased by the specialty finance segment. The success of our IPS program depended on the continued vibrancy of the 1031 exchange marketplace and successfully originating new triple-net leases. For the years ended December 31, 2006, 2005, and 2004, we purchased $372 million, $542 million, and $247 million in net lease properties, respectively. Origination volume in the year ended December 31, 2006 was impacted by competition in the net lease sector, specifically on smaller transactions. This increased competition resulted in a gradual decrease of the acquisition capitalization rates in the marketplace which, in turn, compressed net margins on properties sold through our IPS program. Since 2001, we have sold over $1.3 billion in properties through our IPS program within our specialty finance segment, of which $207.6 million, $242.1 million, and $256.2 million were sold during the years ended December 31, 2006, 2005, and 2004, respectively, was purchased by our specialty finance segment and funded by approximately $201 million in mortgage warehouse debt.

•
Development. The Company’s Development and Redevelopment Group actively sought to identify properties that were suitable for development as restaurants. Once a parcel was identified, the Development Group actively explored development opportunities including build to suit and leasing activities. Once developed, the properties were typically sold through the IPS program. At December 31, 2006, the Company had 61 properties with an investment of $63 million under development. Of the $63 million in properties held at December 31, 2006, $35 million represented undeveloped land, $2 million in projects were under construction and $15 million comprised of completed projects. The remaining $11 million were acquired with an existing structure with the intent to redevelop at a future date.

On February 26, 2007, effective with the GE Capital Merger, the Company changed its strategy of both segments to generally hold all assets for long-term investment with any sales more selective in the upcoming years.

Leases

Although there are variations in the specific terms of the Company’s leases, the following summarizes the general structure of the leases. The leases of the properties provide for initial terms typically of 15 to 20 years and expire between 2007 and 2041. Approximately 54 percent of the Company’s leases have terms that expire in 2016 or later and the average remaining lease term of the Company’s portfolio is approximately ten years. The leases are generally on a long-term triple-net basis which generally provided that the tenant is responsible for all repairs and maintenance, property taxes, insurance and utilities. The leases provide for minimum base annual rental payments (payable in monthly installments) ranging from approximately $0.005 million to $0.6 million. The majority of the leases also provide that, commencing in specified lease years (generally the sixth lease year), the annual base rent required under the terms of the lease will increase. In addition, certain leases provide for percentage rent based on sales in excess of a specified amount.

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

Major Tenants

At December 31, 2006, no single lessee, borrower (or affiliated groups of lessees or borrowers) or restaurant chain contributed more than ten percent of the Company’s total annualized base rent relating to its properties. In the event that certain lessees, borrowers or restaurant chains contribute more than ten percent of the Company’s rental, earned and interest income in future years, any failure of such lessees, borrowers or restaurant chains could materially affect the Company’s income. Additionally, as of December 31, 2006, no single lessee or borrower, or group of affiliated lessees or borrowers, leased properties or was the borrower under loans with an aggregate carrying value in excess of 20 percent of the total assets of the Company.

Real Estate Held for Sale

Through the date of the GE Capital Merger, the Company sold certain real estate properties to private investors as an alternative to either retaining the properties as a long-term investment or offering to sell net lease cash flows in the securitization marketplace. The accounting for these properties differed from that of similar properties without this designation as the Company did not record depreciation. In addition, the Company did not record accrued rent which is the aggregate difference between the scheduled rents which vary during the lease term and the income recognized on a straight-line basis. The properties held for sale were contemplated being sold within a year. The Company classified its real estate held for sale as discontinued operations. As described above, effective with the GE Capital merger, the Company changed its strategy of both segments to generally hold all assets for long-term investment with any sales more selective in the upcoming years.

Mortgage, Equipment and Other Notes Receivable

Mortgage, equipment and other notes receivable are wholly or partially collateralized by first mortgages on the land and/or buildings, the equipment or other assets of franchised restaurant businesses. The loans are due in monthly installments with maturity dates ranging from 2007 to 2025.

Regulations

The Company, through its ownership interests in and management of real estate, is subject to various environmental, health, land-use and other regulations by federal, state and local governments that affect the development and regulation of restaurant and service station properties. The Company’s leases impose the primary obligation for regulatory compliance on the tenants.

Environmental Regulation

Although as a general rule the Company performs pre-purchase environmental assessments and/or investigations, some of the properties acquired by the Company are or may be contaminated by releases of hazardous substances or petroleum or may contain underground storage tanks.  To the extent such environmental concerns are identified and are subject to reporting or other regulatory requirements under state or federal environmental laws or regulations, the Company engages in any necessary activities to comply with such environmental regulatory requirements.  Management neither is aware of any environmental concerns or liabilities that are not being addressed in accordance with requirements of environmental laws, nor has it been notified by any governmental authority of any potential environmental requirement or liability not being addressed in accordance with environmental laws.

Americans With Disabilities Act (“ADA”). Under the Americans with Disabilities Act of 1990 (the “ADA”), all public accommodations, including restaurants, are required to meet federal requirements relating to physical access and use by disabled persons. If it were determined that the Company was not in compliance with the ADA, the Company could be subject to fines, injunctive relief, damages or attorneys’ fees. The Company’s leases generally contemplate that compliance with the ADA is the responsibility of the tenants. The Company is not currently a party to any litigation or administrative proceeding with respect to a claim of violation of the ADA.

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

Health Regulations. The restaurant industry is regulated by a variety of state and local departments and agencies concerned with the health and safety of restaurant customers. These regulations vary by restaurant location and type. The Company’s leases require the tenants to comply with all health regulations and inspections and require that the restaurant operators obtain insurance to cover liability for violation of such regulations or the interruption of business due to closure caused by failure to comply with such regulations. The Company is not currently a party to any litigation or administrative proceeding with respect to the compliance with health regulations of any property it finances.

Insurance. The Company generally requires its tenants to maintain adequate comprehensive liability, fire, flood and extended loss insurance provided by reputable companies with commercially reasonable and customary deductibles. The Company also generally requires that it be named as an additional insured under such policies. Tenants are required to carry certain types and amounts of insurance under the leases with the Company and the Company actively monitors tenant compliance with this requirement. There are, however, certain types of losses (generally of a catastrophic nature such as earthquakes and floods), that may be either uninsurable or not economically insurable, as to which the properties may be at risk depending on whether such events occur with any frequency in a property’s location. An uninsured loss could result in a loss to the Company of both its capital investment and anticipated profits from the affected property. In addition, because of coverage limits and deductibles, insurance coverage in the event of a substantial loss may not be sufficient to pay the full current market value or current replacement cost of the Company’s investment. Changes in building codes and ordinances, environmental considerations and other factors also might make using insurance proceeds to replace a facility after it has been damaged or destroyed unfeasible. Under such circumstances, the insurance proceeds received by the Company might be inadequate to restore its economic position with respect to the property. The Company’s policy with respect to vacant properties is to carry general liability insurance and, to the extent required by certain creditors, property coverage.

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

Through the date of the GE Capital Merger, the Company competed with other persons and entities in locating suitable properties to acquire and in locating purchasers for properties held for sale. The Company also competed with other financing sources such as banks, mortgage lenders, real estate brokers and sale/leaseback companies for suitable tenants for its properties and borrowers for its mortgage loans.

Employees

As of December 31, 2006, the Company had 137 associates.

Item 1A. Risk Factors.

You should carefully consider the following risks and all of the other information set forth in this Annual Report on Form 10-K, including the consolidated financial statements and the notes thereto. If any of the events or developments described below were actually to occur, the Company’s business, financial condition or results of operations could be materially adversely affected.

Risks Relating to Our Business

Our debt could adversely affect our cash flow, our business and financial condition.

As of December 31, 2006, we had total consolidated debt of approximately $1.6 billion and stockholders’ equity of approximately $1.1 billion. Effective with the GE Capital Merger, we received an equity inflow of approximately $760 million which we used to repay all amounts outstanding under the revolver, term, and the warehouse facilities.

Our remaining substantial level of debt could have important consequences for us. For example, it could:

• require us to dedicate a substantial portion of our cash flow from operations to make payments on our debt, reducing the availability of our cash flow;

• increase our vulnerability to general adverse economic and industry conditions and adverse changes in governmental regulations;

• limit our flexibility in planning for, or reacting to, changes in our business, which may place us at a competitive disadvantage compared with our competitors; and

• limit our ability to borrow additional funds, even when necessary to maintain adequate liquidity or working capital.

The terms of our indebtedness, including the indenture governing our 7½% Senior Notes due in 2015 (the “Notes”) allow us to incur substantial amounts of additional indebtedness, subject to certain limitations. Additional indebtedness would increase the risks associated with our leverage.

Our cash flow from operations may not be sufficient to satisfy our debt service obligations or to fund our other liquidity needs.

Our ability to make payments on or refinance our debt will depend largely upon our future operating performance, which is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control.

If we do not have sufficient cash flow or cash available to meet our debt service obligations, we would have to consider the sales of certain assets to meet our debt service obligations. However, this option may not be adequate or feasible. Our financing arrangements and the indenture governing our Notes may restrict, or market or business conditions may limit, our ability to do this.

The financing agreements governing our debt contain various covenants that limit our discretion in the operation of our business and could lead to acceleration of debt repayment.

Our existing and future financing agreements impose and will impose operating and financial restrictions on our activities. These restrictions require us to comply with or maintain certain financial tests and ratios, including a maximum consolidated leverage ratio, a maximum ratio of secured indebtedness to adjusted total tangible assets, a minimum consolidated tangible net worth test and minimum consolidated fixed charge and interest coverage ratios, and limit or prohibit our ability to, among other things:

• borrow money and guarantee debt;
    • create liens;
    • make investments or acquisitions;
    • enter into sale/leaseback transactions;
    • enter into transactions with affiliates; and
    • sell assets.

These restrictions on our ability to operate our business could seriously harm our business by, among other things, limiting our ability to take advantage of financings, mergers, acquisitions and other corporate opportunities.

Various risks, uncertainties and events beyond our control could affect our ability to comply with these covenants and maintain the financial tests and ratios required by some of the instruments governing our financing arrangements. Failure to comply with any of the covenants in our existing or future financing agreements could result in a default under those agreements and under other agreements containing cross-default provisions. A default would permit lenders to accelerate the maturity of the debt under these agreements and to foreclose upon any collateral securing that debt. Under these circumstances, we might not have sufficient funds or other resources to satisfy all of our obligations. In addition, the limitations imposed by financing agreements on our ability to incur additional debt and to take other actions might significantly impair our ability to obtain other financing. We may not be able to obtain future waivers or enter into future amendments or supplements, if necessary.

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
    • adverse changes in governmental laws, regulations, ordinances, and fiscal policies, including zoning and land use;
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

As of December 31, 2006, our largest tenant represented 7.0 percent of our total annualized base rent and our ten largest tenants represented 36.7 percent of our total annualized base rent. As a result of the concentration of revenue generated from these few tenants, if any one of them were to cease paying rent or fulfilling their other monetary obligations, we could have significantly reduced rental revenues or higher expenses until the defaults were cured or the properties were leased to a new tenant or tenants. This could adversely affect our results of operations.

Changes in trends in the restaurant industry could adversely affect the sales, profitability and success of the chain restaurants that our tenants operate.

The chain restaurants operated by our tenants are generally within the quick service or casual dining segments of the restaurant industry, each of which is highly competitive. The success of these restaurants depends largely on the restaurant operators’ ability to adapt to trends and other factors affecting the restaurant industry including increased competition among restaurants (including competition for concept name recognition, products, price, value, quality, healthiness, service and convenience), the consolidation of restaurant chains, industry overbuilding, changing consumer habits, the introduction of new concepts and menu items, the increased costs of food products, the availability of labor and general economic conditions. We believe that restaurant services are consumed with disposable income subject to, for example, gasoline and other fuel prices. Losses incurred by a particular chain restaurant as a result of these or other factors could adversely affect the income that is derived from our restaurant properties, which may impact our tenants’ ability to make payments to us, which would have an adverse affect on our revenues.

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

The leases of the properties that comprise our portfolio expire on dates ranging from 2007 to 2041. As of December 31, 2006, leases due to expire through 2011 represented approximately 22 percent of our total properties and approximately 17 percent of our total annualized base rent. Also, as of December 31, 2006, approximately four percent of our total properties representing three percent of the portfolio’s net carrying value were vacant (excluding unoccupied properties for which rent is currently being paid). Upon the termination or expiration of a lease, we might not be able to re-lease the related property. If we are able to re-lease, the lease rate or other lease terms might not be comparable to the expiring lease or additional expenses may be incurred because of, among other things, a downturn in the commercial leasing markets where we operate and the general performance of the restaurant industry or a specific property.

Our investment property sales program may be adversely affected by a significant reduction in or elimination of capital gains taxes or changes in interest rates.

The market for our investment property sales program is driven, in part, by demand created by property buyers seeking continued capital gains and/or tax deferrals. Any new proposal to significantly reduce or eliminate the capital gains tax or tax deferral opportunities could negatively impact demand for our properties. An increase in general levels of interest rates could result in buyers requiring a higher yield, which may not be matched with higher yields from tenants. This could cause us to experience lower average gains or even losses on the future sales of investment property sales program.

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

We may not be able to sell properties on terms that are acceptable, or at all.

We routinely make strategic dispositions of our properties. We may not be able to sell properties for a gain, and may sustain a loss, on such sales relative to current net book value. In addition, if our cash flows were to significantly decrease for any reason, we may have to sell one or more properties to support our operations. In such event, we may incur losses on the disposition of such properties.

Our assets may decline in value and, as a result, may be subject to impairment charges.

We periodically, but no less frequently than annually, evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on factors such as market conditions, operator performance and legal structure. If we determine that a significant impairment has occurred, we would be required to make an adjustment to the net carrying value of the asset, which could have a material adverse affect on our results of operations in the period in which the write-off occurs. To the extent we are unable to sell properties for book value, we may be required to take a non-cash impairment charge or loss on the sale, either of which would reduce our net income.

We will not acquire substantial new properties, so we will not have the ability to grow or diversify our existing portfolio.

Effective with the GE Capital Merger on February 26, 2007, we will no longer originate substantial new property acquisitions. As we continue to sell properties, we expect to experience a decline in our asset base. If this decline occurs, our property portfolio may become less diversified in terms of property type and geographic region, which could leave us more vulnerable to adverse changes affecting restaurant chains, tenants, concepts or economic conditions in geographic regions.

Our securitizations could require replacement property contributions or accelerated principal paydowns and could be adversely affected by changes in rating agencies’ perceptions of the securitizations and the leases and loans underlying them.

As of December 31, 2006, we had $456 million of rated securities structured in private placement franchise loan and net lease securitization transactions. In the event of tenant defaults relating to pledged properties in our net lease securitizations, we may elect to contribute additional properties or substitute properties into these securitized pools from properties we own and that are not otherwise pledged as collateral. In addition, if certain ratios are exceeded or not maintained within the net lease securitizations, then principal paydown on the outstanding bonds is accelerated. For the years ended December 31, 2006, 2005, and 2004 we were required to make additional debt reductions of $2.5 million, $1.8 million, and $0.8 million, respectively, as a result of exceeding certain ratios in the triple-net lease pools. There is no guaranty that we will not be required to make additional debt reductions in the future. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the rating agencies may choose to place a specific transaction on ratings watch or even downgrade one or more classes of securities to a lower rating. Should the loans or leases underlying the securities default, and the securities undergo a negative ratings action, we could experience material adverse consequences impacting our ability to continue earning income as servicer and our ability to engage in future desirable securitization transactions.

Severe weather conditions and other catastrophes may result in an increase in the number of defaults by our tenants.

Our business is exposed to the risk of severe weather conditions and other catastrophes. Catastrophes can be caused by various events, including natural events such as hurricanes, severe winter weather, tornadoes, windstorms, earthquakes, hailstorms, severe thunderstorms and fires, and other events such as explosions, terrorist attacks and riots. The incidence and severity of catastrophic and severe weather conditions are inherently unpredictable. Our properties are generally leased to tenants subject to triple net leases, meaning that the tenant is responsible for repairs and maintenance on the properties, and is required to pay the real estate taxes and maintain full property insurance coverage on the properties. In many cases, we also require the tenant to carry business interruption insurance which would provide for payment of rent while the property is closed. We anticipate that the tenant’s insurance would cover the damages from any such catastrophes. In the event the tenant’s insurance does not cover damage incurred, and the tenant does not have resources to cover the difference, we carry contingent property coverage that would pay for certain items but not cover all amounts of such damages.

The development and redevelopment of properties presents risks not present in existing operating properties.

In connection with the redevelopment of existing properties, we will be subject to risks, including:

• cost overruns;
    • delays because of a number of factors, including unforeseen circumstances, strikes, labor disputes or supply disruptions, zoning, permitting and approval issues, and bad weather and other acts of God;
    • design and construction defects;
    • contractor and subcontractor disputes and mechanics’ liens; and
    • lack of income-generating capacity until leasing payments can begin.

Any of these factors could have a material adverse effect on our financial condition and results of operations.

Environmental laws and regulations could reduce the value of our properties or our tenants’ profitability.

All real property and the operations conducted on real property are subject to federal, state and local laws and regulations relating to hazardous materials, environmental protection and human health and safety. Under various federal, state and local laws, ordinances and regulations, we or our tenants may be required to investigate and clean up certain hazardous or toxic substances released on or in restaurant or service station properties we own, and also may be required to pay other costs relating to hazardous or toxic substances. This liability may be imposed without regard to whether we or our tenants knew about the release of these types of substances or were responsible for their release. The presence of contamination or the failure to remediate properly, the migration of contaminants to or from our properties, or from or to adjacent third-party locations, may adversely affect our ability to sell or lease those properties or to borrow using those properties as collateral.

The costs or liabilities could exceed the value of the affected real estate. The uses of any property prior to our acquisition and the building materials and products used at the property are among the property-specific factors that will affect how the environmental laws are applied to the properties. By the nature of their businesses, our tenants utilize cleaning agents and other potentially hazardous materials and, with regard to service station properties, maintain underground storage tanks. If we are subject to any material environmental liabilities, the liabilities could adversely affect our results of operations and ability to meet our obligations. We cannot predict what other environmental legislation or regulations will be enacted in the future, how existing or future laws or regulations will be administered or interpreted or what environmental conditions may be found to exist on the properties in the future. Compliance with existing and new laws and regulations may require us or the tenants to spend funds to remedy environmental problems. Our tenants, like many of our competitors, have incurred, and will continue to incur, capital and operating expenditures and other costs associated with complying with these laws and regulations, which will adversely affect their potential profitability, which could in turn impact their ability to make lease payments.

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

We and our tenants are subject to a wide range of federal, state and local laws and regulations, such as local licensing requirements, land use ordinances, consumer protection laws, and fire, life-safety and similar requirements which regulate the use of the properties. The leases typically require that each tenant comply with all laws and regulations. Failure to comply could result in fines by governmental authorities, awards of damages to private litigants, or restrictions on the ability to conduct business on such properties. This in turn could impair the ability of a tenant to pay rent, could require us to pay penalties or fines relating to any non-compliance, and could adversely affect our ability to sell or re-lease a property.

Tax Risks

Certain of our leases may be recharacterized as financings, which would eliminate our depreciation deductions on our properties and potentially increase our tax liability.

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

We are subject to federal, state and local tax.

We are subject to taxation at regular corporate rates. In addition, we are subject to some federal, state and local taxes on our income and property, such as franchise, sales and property taxes. These tax obligations may adversely affect our cash flow available for debt service and our overall results of operations.

We may become subject to significant tax liability if a determination were made that our predecessor did not qualify as a REIT.

Trustreet, our predecessor, elected to be treated as a REIT for U.S. federal income tax purposes. As a REIT, Trustreet was not subject to U.S. federal income tax on income or gains that it distributed on a current basis to its stockholders. If Trustreet had failed to qualify as a REIT, it would have been subject to U.S. federal and state tax on its income and gains at regular corporate rates. If a determination were made that Trustreet had failed to qualify as a REIT, the IRS could assert that we are liable for some or all of Trustreet’s resulting tax liabilities, which could be substantial. These tax obligations may adversely affect our cash flow available for debt service and our overall results of operations.

We may be subject to other tax liabilities.

We may be subject to some federal, state and local taxes on our income and property, such as franchise, sales and property taxes, that could reduce operating cash flow. We are subject to taxation at regular corporation rates. These tax obligations may adversely affect our results of operations. In particular, as a result of the GE Capital Merger, we no longer operate as a REIT and will begin paying a significant amount of taxes that previously were not applicable to us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2006, the Company’s real estate segment owned 1,990 properties, either directly or indirectly through joint venture arrangements, located in all states except Alaska, and including the District of Columbia.

As of December 31, 2006, 1,959 of the 1,990 properties represented fee simple ownership and 14 properties were owned through joint venture arrangements. As of December 31, 2006, 118 properties consisted of land only.

As of December 31, 2006, 82 properties consisted of building only. The Company does not own the underlying land. In connection with the acquisition of each of these properties, the Company entered into either a tri-party agreement with the tenant and the owner of the land or an assignment of interest in the ground lease with the landlord, as described in Item 1. Business-Leases.

As of December 31, 2006, the Company had pledged 546 properties as collateral related to bonds payable.

Description of Properties

Land. The Company's property lot sizes range from approximately 800 to 329,100 square feet depending upon building size, local demographic factors and other factors. Land owned is zoned for commercial use which, prior to acquisition, was reviewed for traffic patterns and volume.

The following table lists the properties owned as of December 31, 2006 by state.

State	Total Number of Properties
Alabama	53
Arizona	44
Arkansas	39
California	52
Colorado	29
Connecticut	6
Delaware	3
Florida	183
Georgia	126
Hawaii	9
Idaho	7
Illinois	64
Indiana	33
Iowa	27
Kansas	15
Kentucky	35
Louisiana	36
Maine	3
Maryland	24
Massachusetts	6
Michigan	59
Minnesota	26
Mississippi	21
Missouri	52
Montana	6
Nebraska	8
Nevada	4
New Hampshire	6
New Jersey	11
New Mexico	20
New York	49
North Carolina	91
North Dakota	6
Ohio	88
Oklahoma	23
Oregon	11
Pennsylvania	44
Rhode Island	2
South Carolina	56
South Dakota	6
Tennessee	95
Texas	387
Utah	10
Vermont	1
Virginia	34
Washington	19
Washington, DC	2
West Virginia	24
Wisconsin	34
Wyoming	1

TOTAL PROPERTIES	1,990

Buildings. The buildings generally are rectangular and are constructed from various combinations of stucco, steel, wood, brick and tile. Building sizes range from approximately 700 to 29,300 square feet. Generally, buildings owned on properties are freestanding and are surrounded by paved parking areas. Buildings are suitable for conversion to various uses, although modifications may be required prior to use for other than restaurant operations. Depreciation expense is computed for buildings and improvements using the straight-line method using a depreciable life of 39 to 40 years for federal income tax purposes. As of December 31, 2006 the aggregate depreciated cost basis of the properties owned (including properties owned through consolidated joint ventures) for federal income tax purposes was $1.8 billion.

The following table lists the properties owned as of December 31, 2006 by restaurant chain.

Restaurant Chain	Number of Properties
Wendy’s	185
Burger King	175
Pizza Hut	151
Arby’s	146
Jack in the Box	112
Captain D’s Seafood	100
Golden Corral	81
Hardees	64
International House of Pancakes	62
Denny’s	46
Checkers	39
Taco Cabana	33
KFC	33
Shoney’s	30
Applebee’s	30
Perkins	28
Grandy’s	26
Dairy Queen	26
Taco Bell	25
Bennigan’s	24
Other	574
TOTAL:	1,990

Management considers the properties to be well maintained and sufficient for the Company's operations and believes they are adequately covered by insurance. In addition, the Company has obtained contingent liability and property coverage. This insurance is intended to reduce the Company's exposure in the unlikely event a tenant's insurance policy lapses or is insufficient to cover claims relating to the property.

Leases. The Company leases the properties to operators of selected national and regional fast-food restaurant chains. The leases are generally on a long-term triple-net basis, which generally provide that the tenant is responsible for repairs, maintenance, property taxes, utilities and insurance. Generally, a lessee is required, under the terms of its lease agreement, to make capital expenditures to refurbish restaurant buildings, premises, signs and equipment so as to comply with the lessee's obligations, if applicable, under the franchise agreement to reflect the current commercial image of its restaurant chain. These capital expenditures are required to be paid by the lessee during the term of the lease. The terms of the leases of the properties owned by the Company are described in Item 1. Business - Leases.

The following table lists properties as of December 31, 2006 by tenant and includes average age of buildings, annualized base rent and percent of total annualized base rent. Each lease has a monthly fixed lease payment (“base rent”) due each month. Base rent represents the monthly cash rent for December 2006 on an annualized basis. It does not represent a rent number in accordance with generally accepted accounting principles as it does not include the straight-line impact of any rent escalators or any contingent rent based on tenant sales exceeding a certain threshold. In 2006, those amounts collectively were $24.4 million.

Tenant	Total Number of Properties	Average Age of Buildings (years)	Annualized Base Rent (in thousands)	Percent of Total Annualized Base Rent
Jack In The Box, Inc. (1)	116	11.5	$ 13,262	7.0%
Captain D’s, LLC	91	21.8	7,210	3.8%
Sybra, Inc.	79	16.8	6,207	3.3%
Golden Corral Corporation	70	10.8	11,475	6.1%
Carrols Corporation (2)	66	17.0	6,968	3.7%
IHOP Properties, Inc.	60	10.1	7,728	4.1%
CKE Restaurants	52	16.3	4,147	2.2%
Checkers Drive-In Restaurants, Inc.	40	12.3	1,915	1.0%
NPC International, Inc.	39	25.5	1,211	0.6%
Fourjay, LLC	32	19.3	2,625	1.4%
S&A Properties Corp.	29	21.1	5,480	2.9%
Grandy’s, Inc.	27	23.0	1,538	0.8%
Dennys, Inc.	26	18.2	2,347	1.2%
Other	1,263	17.2	117,164	61.9%
Total	1,990		$ 189,277	100.0%

(1)	Includes Jack in the Box Inc. and Jack in the Box Eastern Division, LP affiliated under common control of Jack in the Box Inc.
    (2)    Includes Carrols Corporation and Texas Taco Cabana, LP affiliated under common control of Carrols Corporation.

The following table shows the aggregate number of leases which expire each calendar year through the year 2021, as well as the number of leases which expire after December 31, 2021. The table does not reflect the exercise of any of the renewal options provided to the tenant under the terms of such leases.

Year	Total Number of Properties (1)	Annualized Base Rent (in thousands)	Percent of Total Annualized Base Rent
2007	58	3,720	2.0%
2008	82	5,070	2.7%
2009	100	7,411	3.9%
2010	104	9,122	4.8%
2011	80	7,424	3.9%
2012	96	10,079	5.3%
2013	74	7,871	4.2%
2014	145	16,231	8.6%
2015	93	10,819	5.7%
2016	179	15,322	8.1%
2017	169	16,975	9.0%
2018	171	21,197	11.2%
2019	140	14,866	7.9%
2020	53	4,929	2.6%
2021	51	5,347	2.8%
Thereafter	318	32,763	17.3%
Total	1,913	$ 189,146	100.0%

(1)	Excludes properties that were not leased at December 31, 2006 and properties that were leased on a month to month basis.

Item 3. Legal Proceedings.

On January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in the Income Funds, filed a class action lawsuit on behalf of the limited partners of the Income Funds against Trustreet, CNLRP, the Income Funds, the general partners of the Income Funds, CNL Restaurant Investments, Inc. and CNL Restaurant Capital Corp. in the District Court of Dallas County, Texas (Cause No. 05-00083). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed 2005 Merger between the Income Funds and subsidiaries of the operating partnership of Trustreet, and that Trustreet, and CNLRP aided and abetted such alleged breaches of fiduciary duties. The complaint further alleged that the Income Funds’ general partners violated provisions of the Income Funds’ partnership agreements and demanded an accounting as to the affairs of the Income Funds. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, including an injunction of the 2005 Merger. On April 26, 2005, a supplemental plea to jurisdiction hearing was held with a ruling expected May 13, 2005. On May 2, 2005, the plaintiffs amended their lawsuit to add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the stockholders of CNLRP and USRP. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed their Brief of Appellees’. On December 12, 2005, the plaintiffs filed a brief in reply. On September 21, 2006, the plaintiffs submitted a letter brief to the Court of Appeals setting forth additional arguments; the defendants filed a responsive letter brief on September 25, 2006. The Court of Appeals heard oral argument on September 27, 2006. As of March 29, 2007, the Court of Appeals has not yet issued its decision. Management of the Company believes the lawsuit, including the request for certification is, without merit and intends to defend vigorously against such claims. Notwithstanding a potential success in this action, we could be required to indemnify the former general partners of the Income Funds under the terms of the partnership agreements that previously governed the Income Funds.

In connection with the GE Capital Merger announcement, on October 31, 2006, a purported shareholder class action lawsuit related to the GE Capital Merger Agreement was filed in the Circuit Court for Baltimore County, Maryland naming Trustreet, each of Trustreet’s former directors and GE Capital Solutions as defendants.  The lawsuit, Dr. Hila Louise-Chashin-Simon Foundation, Inc. v. Trustreet Properties, Inc., et al (Case No. C-06-11890), alleges, among other things, that the $17.05 per share in cash paid to the holders of Trustreet’s common stock in connection with the GE Capital Merger is inadequate, that the individual director defendants breached their fiduciary duties to Trustreet’s stockholders in negotiating and approving the GE Capital Merger Agreement, that GE Capital Solutions aided and abetted the director defendants in such alleged breach and that all defendants conspired in such breach.  The complaint seeks the following relief: (i) a declaration that the lawsuit is properly maintainable as a class action and a certification of the plaintiff as a class representative; (ii) a declaration that the director defendants have breached their fiduciary duties owed to the plaintiff and other members of the class, that GE Capital Solutions aided and abetted such breaches and that all defendants conspired in such breaches; (iii) equitable relief enjoining the GE Capital Merger and, if such transaction is consummated, rescinding the transaction; (iv) appropriate damages; and (v) an award of attorneys’ and experts’ fees to the plaintiff.  Management of the Company believes that this lawsuit is without merit and intends to vigorously defend the action.

In the ordinary course of business, the Company is a defendant in legal proceedings, suits and claims common to companies engaged in the business of ownership, management and leasing of real estate. The Company believes that it is not currently involved in any litigation, claims or proceedings in which an adverse outcome would have a material adverse effect on the Company’s operating results and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders.

Not required by this form.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

As of March 29, 2007, all of the common equity interests in the Company were owned by Holdco. There is currently no established trading market for the Company’s equity securities.

During the year ended December 31, 2005 and through September 2006, dividends on common stock were declared monthly. Beginning after September 2006, dividends per share of common stock were declared quarterly. For each calendar quarter indicated, the following table reflects dividends per share of common stock declared by Trustreet and CNLRP (predecessors to the Company):

Quarter Ended	2006	2005

March 31	$0.33	$0.33
June 30	0.33	0.33
September 30	0.33	0.33
December 31	0.33	0.33

The Company did not declare any distributions on its common shares outstanding from January 1, 2007 through February 26, 2007, the date of the GE Capital Merger. Effective with the GE Capital Merger, the Company ceased to be a separate publicly traded Company as described in Item 1 - Business - GE Capital Merger. Effective with the GE Capital Merger, we no longer have any common shares outstanding. All of our equity interests are held by Holdco.

Equity Compensation Plan Information

At December 31, 2006, the only equity compensation plan that Trustreet had was its Flexible Incentive Plan (the “Plan”), which was approved by Trustreet’s stockholders. Set forth below is certain information with respect to the Plan as of December 31, 2006.

Plan Category	Number of securities to be issued upon exercise of outstanding options (2)	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in first column (1)

Equity compensation plans approved by security holders	4,000	$ 12.23	30,910
Equity compensation plans not approved by security holders	—	—	—

Total	4,000	$ 12.23	30,910

(1)
Pursuant to the terms of the Plan, the maximum number of shares potentially available for issuance under the Plan equals 4.9 percent of Trustreet’s issued and outstanding shares of common stock. As of December 31, 2006, Trustreet had reserved for issuance under the Flexible Incentive Plan only the shares reported in the above table. Trustreet terminated the Plan on February 26, 2007 in connection with the GE Capital Merger. As a result, no awards remain outstanding.

(2)
On February 26, 2007, effective with the GE Capital Merger, each outstanding option to purchase shares of Trustreet common stock received the GE Capital Merger consideration as described in Note 20 to the consolidated financial statements. In addition, restricted share awards granted under Trustreet’s compensation plans became fully vested and free of any forfeiture restrictions immediately prior to the effective time of the GE Capital Merger and received GE Capital Merger consideration, as described in Note 20 to the consolidated financial statements.

Item 6. Selected Financial Data.

Not required by this form.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information, including, without limitation, the Quantitative and Qualitative Disclosures About Market Risk that are not historical facts, may be forward-looking statements. These statements generally are characterized by terms such as “believe,” “expect,” “may,” “intend,” “might,” “plan,” “estimate,” “project,” and “should”. Although we believe expectations reflected in such forward-looking statements are based upon reasonable assumptions, our actual results could differ materially from those set forth in the forward-looking statements. Factors that might cause such a difference include:

•	changes in general economic conditions;
•
general risks affecting the real estate industry (including the inability to enter into or renew leases on favorable terms, dependence on tenants’ financial condition, and competition from other developers, owners and operators of real estate);

•	general risks affecting the restaurant industry (including any disruption in the supply or quality of ingredients, the availability of labor, and the continued demand for restaurant dining);
•	our cash flow from operations may be insufficient to fund existing operations;
•	changes in interest rates;
•	our ability to refinance existing financial obligations;
•	our ability to locate suitable tenants for our properties;
•	our ability to resolve any tenant defaults that could lead to a decline in value and as a result, subject us to impairment charges;
•	the ability of tenants and borrowers to make payments under their agreements with us;
•
possible adverse changes in tax and environmental laws, as well as the impact of newly adopted accounting principles on our accounting policies and on period-to-period comparisons of financial results;

•	our ability to re-lease or sell properties that are currently vacant or that may become vacant;
•
our ability to sell properties through our investment property sales program as a result of any possible changes in tax legislation such as elimination or change of capital gains rates or change to the like-kind exchange (Section 1031) provisions; and

•	our ability to manage our debt levels, which could adversely affect our cash flow.

Overview of Management’s Discussion and Analysis

Trustreet was the name adopted upon the merger of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005 (the “2005 Merger”). Trustreet was a Maryland corporation originally incorporated in 1997.

On October 30, 2006, Trustreet entered into an Agreement and Plan of Merger to be acquired by a subsidiary of General Electric Capital Corporation (“GE Capital”), which, in turn, is a subsidiary of the General Electric Company. On February 22, 2007, Trustreet’s stockholders approved the acquisition. On February 26, 2007, GE Capital’s acquisition of Trustreet was completed as further described below under GE Capital Merger, and the surviving entity ceased to be a separate publicly traded company. Immediately prior to the completion of the acquisition on February 26, 2007, Trustreet assigned all of its assets and liabilities to its direct wholly owned subsidiary, FF-TSY Holdings Company II, LLC, a Delaware limited liability company (“the “Company”) and the Company became Trustreet’s successor, as also described below under GE Capital Merger.

GE Capital Merger

On February 26, 2007, Trustreet engaged in two distinct but related transactions:

•
The assignment by Trustreet to the Company (which immediately prior to such assignment was a newly-formed direct wholly owned subsidiary of Trustreet) of all of its assets and liabilities (the “Assignment and Assumption”); and

•
Immediately following the Assignment and Assumption, the GE Capital Merger of Trustreet with and into TSY-FF Acquisition Company, Inc., a Maryland corporation and an indirect wholly owned subsidiary of GE Capital (“Merger Sub”), pursuant to that certain Agreement and Plan of GE Capital Merger, dated as of October 30, 2006, as amended (the “GE Capital Merger Agreement”) by and among Trustreet, CNL APF Partners, LP, a Delaware limited partnership and indirect subsidiary of Trustreet (“CNL Partnership”), GE Capital, FF-TSY Holding Company, Inc., a Delaware corporation and direct parent of Merger Sub (“Holdco”), Merger Sub, and Franchise-TSY Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Merger Sub (“Partnership Merger Sub”).

Assignment and Assumption

Concurrently with the Assignment and Assumption on February 26, 2007, Trustreet, the Company, FF-TSY Holding Company II, Inc., a Delaware corporation at the time of the Assignment and Assumption a direct wholly owned subsidiary of Trustreet, and Wells Fargo Bank, National Association as Trustee under the indenture (the “Trustee”) entered into a supplemental indenture (the “Supplemental Indenture”) which amended the indenture governing Trustreet’s outstanding 7.5 percent Senior Notes due in 2015 (the “Notes”) and provided for the express assumption by the Company of all obligations of Trustreet on the Notes and under the Indenture.

GE Capital Merger Transactions

Following the effectiveness of the Assignment and Assumption, Trustreet caused Partnership Merger Sub to merge with and into CNL Partnership (the “Partnership Merger”), with CNL Partnership being the surviving entity and becoming a wholly owned subsidiary of the Company. Pursuant to the Partnership Merger, each holder of units of limited partnership interest in CNL Partnership other than Trustreet and its subsidiaries became entitled to receive $17.05 in cash, without interest and less any applicable withholding taxes, for each unit of limited partnership they owned in CNL Partnership immediately prior to the effective time of the Partnership Merger.

Immediately following the Partnership Merger, Trustreet was merged with and into Merger Sub, with Merger Sub being the surviving entity and a direct wholly owned subsidiary of Holdco. Pursuant to the GE Capital Merger, holders of Trustreet common stock (other than Trustreet and its subsidiaries) became entitled to receive $17.05 in cash, without interest and less any applicable withholding taxes, for each share of common stock issued and outstanding and held by such holders immediately prior to the effective time of the GE Capital Merger. Also pursuant to the GE Capital Merger, each share of Series A Preferred Stock that was outstanding immediately prior to the effective time of the GE Capital Merger, other than shares owned by Trustreet, its subsidiaries, or Merger Sub, was converted into, and cancelled in exchange for, the right to receive, without interest and less any applicable withholding taxes, cash in the amount of $25.00, plus any accrued and unpaid dividends through and including February 26, 2007. Finally, each share of Series C Preferred Stock outstanding immediately prior to the effective time of the GE Capital Merger was converted into, and cancelled in exchange for, the right to receive one share of 7.5 percent Series C Redeemable Convertible Preferred Stock of Merger Sub (the “Merger Sub Series C Preferred Stock”). Upon completion of the GE Capital Merger, the Company was a direct wholly owned subsidiary of Merger Sub, which was in turn a direct wholly owned subsidiary of Holdco, which is in turn an indirect wholly owned subsidiary of GE Capital.

Liquidation of Merger Sub

Following the GE Capital Merger, Merger Sub assigned all of its assets and liabilities to Holdco (other than cash deposited by Merger Sub with the paying agent for the GE Capital Merger in an amount sufficient to discharge its obligations with respect to holders of the Merger Sub Series C Preferred Stock) and Merger Sub and Holdco filed Articles of Transfer with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) in accordance with Maryland law. On March 20, 2007, Merger Sub caused Articles of Dissolution to be filed with SDAT and the legal existence of Merger Sub was terminated. Pursuant to the dissolution and liquidation of Merger Sub, holders of Merger Sub Series C Preferred Stock received $25.00 plus accrued and unpaid dividends through the date of payment for each share of Merger Sub Series C Preferred Stock they received in the GE Capital Merger. Following the dissolution of Merger Sub, the Company is a direct wholly owned subsidiary of Holdco, which, in turn, is an indirect wholly owned subsidiary of GE Capital, which, in turn, is a subsidiary of General Electric Company.

On March 1, 2007 and March 23, 2007, Moody’s Investors Service, Inc. and Standard & Poor’s Rating Service, respectively, upgraded the credit rating on the Notes to Investment Grade Status (as defined in the Indenture governing the Notes). On March 28, 2007, the Company delivered an officers’ certificate to the Trustee under the Indenture certifying that the conditions relating to a Suspension Period (as defined in the Indenture) had been satisfied and thereby causing a Suspension Period to commence on such date. During the Suspension Period, certain restrictive covenants contained in the Indenture will not be applicable and, as such, will not restrict the Company’s activities that would otherwise have been limited or restricted absent the Suspension Period.

The financial statements of FF-TSY Holding Company II, LLC reflect the 2005 Merger of CNLRP, USRP and the Income Funds on February 25, 2005. The financial statements present CNLRP as the acquiror for financial reporting purposes. Therefore, the financial results included in this Form 10-K include the historical financial results of only CNLRP from January 1, 2004 through February 24, 2005 and the financial results of all the merged entities effective February 25, 2005. Accordingly, references to “we” or “us” in this Management’s Discussion and Analysis relate to CNLRP for periods prior to February 25, 2005, Trustreet for the periods of February 26, 2005 through February 26, 2007 and FF-TSY Holding Company II, LLC for subsequent periods. Up through the date of the GE Capital Merger, we conducted our operations through two segments, a real estate segment and a specialty finance segment, as further described below in “Results of Operations”. On February 26, 2007, effective with the GE Capital merger, the Company changed its strategy of both segments to generally hold all assets for long-term investment with any sales more selective in the upcoming years.

Prior to the GE Capital Merger, we financed real estate subject to triple-net leases to national and regional restaurant operators like Wendy’s, Golden Corral, Burger King, Jack in the Box and Arby’s. Our key customers were:

1.	restaurant operators of major national and regional chains;
2.	restaurant property investors; and
3.	retail real estate developers.

We owned approximately 2,185 properties at December 31, 2006 with an investment of $2.2 billion, substantially all of which are leased to restaurant operators. Our real estate segment owned 1,990 of these properties as long term investments in the core REIT portfolio. The remaining properties were held in our taxable REIT subsidiary through which our specialty finance segment operated. Since January 1995, we have provided net-lease financing to the restaurant industry. As a result of the GE Capital Merger, we do not expect to originate or acquire a large number of properties going forward.

Liquidity and Capital Resources

Through February 26, 2007 we intended to meet our short-term liquidity requirements through cash flows provided by operations, our line of credit, our warehouse lines, and other short-term borrowings. Our short-term liquidity needs include:

• operating expenses; and
• current debt service requirements.

2005 Merger Financing

On February 25, 2005, we completed the 2005 Merger and CNLRP stockholders received 0.7742 shares of USRP common stock and 0.16 shares of newly issued USRP 7.5% Series C Redeemable Convertible Preferred Stock (“Preferred-C”) for each share of CNLRP stock. The Preferred-C had a liquidation preference of $25.00 per share. The aggregate dollar value of the 2005 Merger consideration received by CNLRP stockholders was approximately $788 million based on the closing stock price of USRP common stock on February 24, 2005 and the liquidation value of Preferred-C. CNLRP was considered the acquiror for accounting purposes. The purchase price used to account for the exchange of interests between USRP and CNLRP was $473 million before transaction costs. Income Fund limited partners received approximately 84 percent of their consideration in cash and the remainder in existing USRP Series A Cumulative Convertible Stock (“Preferred-A”). The Preferred-A had a liquidation preference of $25.00 per share. Total consideration received by the Income Fund partners was approximately $545 million based on the February 24, 2005 trading price of the Preferred-A. The Income Fund acquisitions were accounted for as a purchase with a price of $538 million. Prior to the GE Capital Merger, the USRP then Trustreet common, Preferred-A, and Preferred-C shares were all traded on the New York Stock Exchange using our ticker symbol, TSY.

We restructured our debt following the 2005 Merger. We initially entered into bridge facilities with an aggregate capacity of $775.0 million to fund the cash portion of the 2005 Merger and address impending debt maturities. During 2005, we obtained long-term financings to pay down the bridge facilities, repay the subordinated note payable outstanding during 2004, purchase properties, and improve capacity on our revolver. Those included a $275.0 million net lease securitization due in 2012, $300.0 million in Notes, a $275.0 million five-year term loan and a revolving credit facility with a maximum capacity of $175 million.

In 2005, we also issued 1.4 million shares of common stock through a controlled equity program and issued 8.05 million shares through a public offering totaling $129 million in proceeds, net of stock issuance costs to pay down debt and acquire properties held for investment.

Our debt structure at December 31, 2006 was as follows:

Debt	Balance (in millions)	Approximate Interest Rates	Expected Maturity Date	Type

Mortgage Warehouse Facility (c)	$ 115.5	LIBOR + 1.25%	Mar-07 (d)	Collateralized
Mortgage Warehouse Facility (c)	281.8	LIBOR + 1.15%	Mar - May-07 (d)	Collateralized
Revolver (a)	159.0	LIBOR + 1.50%	April-08 (d)	Uncollateralized
Term Loan (a)	275.0	LIBOR + 2.00%	April-10 (d)	Uncollateralized
Series 2001-4 Bonds	21.4	8.89%	2009-2013	Collateralized
Series 2005 Bonds	241.0	4.72%	2012	Collateralized
Senior Unsecured Notes (b)	301.0	7.50%	April-15	Uncollateralized
Series 2000-A Bonds	191.5	8.02%	2009-2017	Collateralized

Total Debt	$1,586.2

(a)	We have entered into hedging transactions to reduce our sensitivity to floating rate debt in the form of swaps and caps. This agreement was terminated in connection with the GE Capital Merger.
(b)	Balance includes a premium of $1.0 million at December 31, 2006.
(c)
We also paid exit fees to the lenders upon the sale of properties financed by the warehouse facilities which we recorded as interest expense. We paid exit fees of $0.3 million, $1.2 million, and $1.3 million during the years ended December 31, 2006, 2005, and 2004, respectively. Effective March 31, 2006 and May 31, 2006, we eliminated the exit fees under the mortgage warehouse facilities that expire in March and May 2007, respectively, as part of the renewals of the agreements.

(d)	We paid off these facilities with a capital contribution from Holdco effective with the GE Capital Merger.

Our weighted average expected contractual maturity of debt, excluding our revolving line of credit and the short-term mortgage warehouse facilities, was approximately 6.55 years, 5.36 years, and 5.20 years at December 31, 2006, 2005, and 2004, respectively. Two secured financings matured in 2006 that we paid off using our mortgage warehouse facility, as described further below under Mortgage Warehouse Facilities and Bonds Payable.

Mortgage Warehouse Facilities. Through the date of the GE Capital Merger, we financed a significant portion of our activities through our mortgage warehouse facilities. We repaid all amounts outstanding under both warehouse facilities with capital contributions received from Holdco and terminated the agreements as part of the GE Capital Merger. We expect to replace this source of capital.

Bonds Payable. We have medium-term note and long-term bond financings, referred to collectively as bonds payable. We use rental income received on properties and interest income received on mortgage loans and equipment leases pledged as collateral on medium and long-term financing to make scheduled reductions in bond principal and interest. We had $204.5 million in bonds mature in 2006 that were collateralized by real estate, which we repaid by obtaining bridge financings under one of our mortgage warehouse facilities, as described above. Through February 26, 2007, we examined a structure to facilitate the repayment of the 2006 bridge financings through a secured financing collateralized by a portion of the current collateral as well as other restaurant properties already owned or purchased in 2006. Through December 31, 2006, we incurred $3.3 million in costs relating to putting the secured financing in place. As a result of the GE Capital Merger, plans to proceed with the secured financing were abandoned and we incurred a $1 million breakage fee as a result of abandoning such plans. We wrote-off the $3.3 million in costs as of December 31, 2006.

Revolving and Term Loan. Our short-term debt included a $175 million revolving line of credit (the “Revolver”). We utilized the Revolver from time to time to manage the timing of inflows and outflows of cash from operating activities. The initial maturity date of the Revolver was April 2008, with an optional one year extension. We amended the Revolver and Term Loan facilities in September 2006 to decrease the interest rate, add $200 million in optional additional expansion capacity and refine certain terms and definitions. In December 2006, we exercised our option and borrowed $25 million against the $200 million additional expansion capacity. During 2005, we entered into a Term Loan of $275 million. We repaid all amounts outstanding under the Revolver and Term Loan with capital contributions received from Holdco as part of the GE Capital Merger.

Notes Payable. During 2005, we also issued $300 million Notes at a premium of $1.1 million. The Notes accrue interest at a rate of 7.5 percent per annum and pay interest semi-annually in arrears. We can redeem the Notes in whole or in part, at any time on or after April 1, 2010 at specified redemption prices.

Currently with the assignment and assumption of all of Trustreet’s assets and liabilities to the Company on February 26, 2007, Trustreet, the Company, FF-TSY Holding Company II, Inc., a Delaware corporation and direct wholly owned subsidiary of Holdco and Wells Fargo Bank, National Association, as Trustee, entered into a Supplemental Indenture which amended the original indenture under which the notes were issued and provided for the express assumption by the Company of all obligations of Trustreet on the Notes and under the original indenture.

Contractual Obligations, Contingent Liabilities and Commitments.

The following table presents contractual cash obligations and related payment periods as of December 31, 2006:

	Payments due by period (in millions)
Contractual cash obligations:	2007	2008 to 2009	2010 to 2011	Thereafter	Total

Borrowings (1) (5)	$422.1	$217.0	$344.6	$601.4	$1,585.1
Interest expense payments (4) (5)	86.8	145.2	90.8	110.3	433.1
Ground leases	2.7	4.4	3.4	14.8	25.3
Leased office space (2)	1.5	3.1	3.3	5.0	12.9
Total contractual cash obligations (5)	$513.1	$369.7	$442.1	$731.5	$2,056.4

The following table presents commitments, contingencies and guarantees and related expiration periods as of December 31, 2006:

Estimated payments due by period (in millions)
Commitments, contingencies and guarantees	2007	2008 to 2009	2010 to 2011	Thereafter	Total

Property purchase commitments (3)	$28.3	$—	$—	$—	$28.3
Total commitments, contingencies and guarantees	$28.3	$—	$—	$—	$28.3

(1)
The maturities on outstanding indebtedness assume loan repayments are made on the Mortgage Warehouse Facilities in accordance with the contractual obligation even though these facilities are typically renewed each year. The maturities on outstanding indebtedness also assume that bonds payable amortize in accordance with estimated payment amounts.

(2)
We lease our office space from two limited partnerships, affiliates of two or our former directors own the partnership interests, for approximately $1.5 million per year, with scheduled rent increases. Our lease expires in 2014.

(3)
Represents opportunities for net lease property purchases approved for funding and accepted by sellers as of December 31, 2006. Through the end of February 2007, we purchased $3.0 million in properties and as of February 27, 2007 had total commitments worth $55.1 million subject to a leaseback.

(4)	Excludes amortization of deferred financing costs and uses the December 31, 2006 interest rate for all variable rate debt.

(5) In connection with the GE Capital Merger, we received capital contributions from Holdco to repay approximately $760 million in debt and accrued interest relating to the Revolver, Term Loan and Mortgage Warehouse Facilities.

Cash Flows

	Year ended December 31,
	(millions)
	2006	2005	2004
Cash flows provided by operating activities	$28.4	$48.4	$39.0
Cash flows provided by/(used in) investing activities	18.6	(453.7)	50.9
Cash flows provided by/(used in) financing activities	(30.5)	403.1	(104.2)

Net increase (decrease) in cash and cash equivalents	16.5	(2.2)	(14.3)
Cash and cash equivalents at beginning of year	20.5	22.7	37.0

Cash and cash equivalents at end of period	$37.0	$20.5	$22.7

Cash Flows Provided by/(Used in) Operating Activities

Our sources of cash from operating activities related to rental payments from our tenants, collections of interest on our portfolio of loans and investments in retained interests on previous securitizations, and net proceeds from the sales of property inventory from our IPS program. Our uses of cash from operations included payments of operating expenses, interest on our outstanding indebtedness and the acquisition of inventory for our IPS program. Our cash from operations for the year ended December 31, 2006, was $28.4 million.

Cash from operating activities was also impacted by the acquisition and sales activity in our IPS program. During 2006, we received net sales proceeds of $262 million from the sales of properties from our IPS program. We had a net use of cash during as a result of acquiring properties at a faster rate than we sold them. For the year ended December 31, 2006, we originated $372 million in net leases.

Investing Activities

Sources of cash from investing activities during 2006 included sales of some vacant and some performing properties within our real estate segment and included the collection of principal under our mortgage and notes receivables. Uses of cash included the acquisition of properties for long-term investment in our real estate segment.

Financing Activities

Proceeds from financing activities during 2006 came from borrowings under our Revolver and from bridge financings under one of our mortgage warehouse facilities. During 2006, we used the proceeds from financing activities to pay the Revolver, distributions and costs related to the proposed secured financing that was abandoned as a result of the GE Capital Merger. During 2006, we used proceeds from the bridge financing to repay the Series 2001-A bonds and the Series 2001 bonds that matured in 2006. During 2006, we used proceeds from our mortgage warehouse facilities to acquire properties to be held as inventory under our IPS program and repaid the mortgage warehouse facilities from the sales proceeds of these inventory properties. We also repaid a portion of our bonds payable in accordance with their scheduled maturities and any required prepayments.

Through the date of the GE Capital Merger, our ability to internally fund capital needs was limited since we had to distribute at least 90 percent of our net taxable income (excluding net capital gains) to stockholders to qualify as a REIT. We made distributions to stockholders in excess of the amount necessary to comply with REIT qualification requirements under the federal tax code. Effective with the GE Capital Merger, Trustreet ceased to exist and we are subject to corporate income taxes. During the year ended December 31, 2006, we distributed $89.1 million to our common shareholders, or an annualized rate of $1.32. Effective with the GE Capital Merger, we no longer have any common shares outstanding. All of our equity interests are held by Holdco.

During 2006, we declared and paid dividends to holders of preferred stock. Preferred-A paid a quarterly dividend at an annualized rate of $1.93 per share and Preferred-C paid a quarterly dividend at an annualized rate of $1.875 per share. Common stock dividends were declared and paid monthly through September 30, 2006, at $0.11 per share, annualized at $1.32 per share. Beginning after September 2006, we decided to pay dividends on common stock quarterly, and a $0.33 per share amount was paid in December 2006. During 2006, we declared dividends to preferred stockholders of $28.7 million. As described above under the GE Capital Merger, we no longer have any preferred shares outstanding.

In 2006, the distributions to common stockholders were considered to be 67.50 percent taxable income and 32.50 percent return of capital. The 2006 distributions to all classes of preferred stockholders were 100 percent taxable income.

Net cash from operating activities was $28.4 million for the year ended December 31, 2006.  The deficiency of $89.4 million between net cash from operating activities and dividends paid for 2006 was funded though a combination of proceeds from sales of assets, collections on mortgage, equipment and other notes receivable and borrowings from the Company’s Revolver.

Liquidity Risks

In addition to the liquidity risks discussed above in connection with our IPS program, tenants or borrowers that are experiencing financial difficulties could impact our cash flow. In the event that financial difficulties persist, our collection of rental payments, and interest and principal payments on our small portfolio of mortgage loans could be interrupted. At present, most of these tenants and borrowers continue to pay rent, principal and interest substantially in accordance with lease and loan terms. However, we continue to monitor each tenant’s and borrower’s situation carefully and will take appropriate action to maximize the value of our investment.

Generally, we have used a triple-net lease to lease our properties to our tenants that requires the tenant to pay expenses on the property. The lease somewhat insulates us from significant cash outflows for maintenance, repair, real estate taxes or insurance. However, if the tenant experiences financial problems, rental payments could be interrupted and we may incur expenses of maintaining the property until the property can be sold or re-leased to another tenant. In the event of tenant bankruptcy, we may be required to fund certain expenses in order to retain control or take possession of the property. This could expose us to successor liabilities and further affect liquidity.

Additional liquidity risks include the possible occurrence of economic events that could have a negative impact on the franchise securitization market and affect the quality or perception of the loans or leases underlying our previous securitization transactions. We conducted our previous securitizations using bankruptcy remote entities. These entities exist independently from the rest of our Company and their assets are not available to satisfy the claims of our creditors, any subsidiary or its affiliates. Certain net lease properties are pledged as collateral for the triple-net lease bonds payable. In the event of a tenant default relating to pledged properties, we may elect to contribute additional properties or substitute properties into these securitized pools from properties we own not otherwise pledged as collateral. If we fail to comply with certain financial ratio covenants, then principal payments on the outstanding bonds will be accelerated. During 2006, 2005 and 2004, certain required performance cash flow ratios were below the required threshold primarily due to tenant defaults and bankruptcies in prior years. As a result, cash flow remaining in excess of the scheduled principal and interest payments was required to be used for additional debt reduction. For the years ended December 31, 2006, 2005, and 2004, we were required to make additional debt reductions of approximately $2.5 million, $1.8 million and $0.8 million, respectively, as a result of not complying with certain ratios in the net lease pools.

To date, the ratings on the loans and leases underlying the securities issued in these transactions and recorded in our borrowings, have been affirmed. Upon the occurrence of a significant amount of delinquencies and/or defaults, one or more of the three rating agencies may choose to place a securitized pool on ratings watch or even downgrade one or more classes of securities to a lower rating. Should we experience a significant number of defaults in a securitization, and the securities undergo a negative ratings action, we could experience material adverse consequences impacting our ability to continue earning income as servicer and have difficulty refinancing maturing debt.

Avian Flu

We conduct business with restaurant companies that have both domestic and international operations. While previous episodes of Avian Flu have affected the business of these companies’ international operations, it did not materially affect the financial results of their global business. However, should there be an outbreak of Avian Flu on a worldwide basis (a pandemic) including the United States, the negative impact could have material adverse consequences on the financial performance of our existing customers.

Off-Balance Sheet Transactions

We currently hold residual interests in two securitizations, the assets and liabilities of which are not consolidated into our financial statements. The carrying value of our investment in the bond certificates was $15.1 million at December 31, 2006 and is included in “other assets” in the consolidated financial statements. The following table shows the assets and the related bonds outstanding in each securitization pool at December 31, 2006:

	(in millions)
	Mortgage loans	Bonds outstanding
	in pool at par	At face value

Loans and debt supporting 1998-1 Certificates	$ 105.8	$ 105.8
Loans and debt supporting 1999-1 Certificates	174.3	174.3
	$280.1	$280.1

On March 15, 2007, a rating agency downgraded certificates in these off-balance sheet pools, including certain of the 98-1 certificates held by us. They also placed on watch certain others we hold, as well as certain of those held by third parties. Also on March 15, 2007, they downgraded certain of the 99-1 certificates held by third parties. The action does not change our view of the valuation or carrying value of the certificates we own, and we do not expect a significant impact on our ability to obtain future financings.

Quantitative and Qualitative Disclosures About Market Risk

We used fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions exposed us to market risk related to changes in interest rates. We reviewed our borrowings and attempted to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. We do not use derivatives for trading or speculative purposes. In May 2005, the Company entered into an interest rate swap agreement, for notional borrowings of $175 million which applies to the variable rate debt described above, to protect the Company against fluctuation in the LIBOR rate. Under the interest rate swap agreement, the Company paid a fixed rate of 4.20 percent and receives a floating rate. The floating rate was based on LIBOR. This agreement was to mature April 1, 2010. The net payments or receipts were recognized as an adjustment to interest expense. As of December 31, 2006, the estimated value of this outstanding derivative instrument was $4.1 million. This agreement was terminated in connection with the GE Capital Merger.

At December 31, 2006, we had fixed rate debt of $754.9 million and floating rate debt of $831.3 million. Approximately 21 percent of the floating rate debt was subject to an interest rate hedge. At December 31, 2006, the weighted average rate on the floating rate debt was 6.6 percent. The impact on net income available to common stockholders and on cash flows over the next twelve months that would result from a one percentage point variance in interest rates on $831.3 million in floating rate debt would be approximately $6.6 million (pre-tax), holding all other variables constant.

Management believes that the net carrying value of the debt approximates fair value, with the exception of the Series 2000-A Bonds and Series 2005 Bonds which have an estimated fair value of approximately $202.3 million and $235.8 million. A one percentage point increase in interest rates would decrease the fair value to $194.4 million and $226.5 million. A one percentage point decrease in interest rates would increase the fair value to $210.3 million and $245.1 million.

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

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides clarity and uniformity as it relates to income tax positions and the application of FASB Statement No. 5, Accounting for Contingencies. We have adopted the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings on January 1, 2007. We do not expect the adoption of FIN 48 to have a material effect on our financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159,“Establishing the Fair Value Option for Financial Assets and Liabilities”. The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company's financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of this provision did not have any material impact on our results of operations or financial position.

Results of Operations

Financial Reporting

Historically we have managed, operated and reported our business in two distinct segments. The GE Capital Merger will have a significant impact on the way our assets and other resources are focused.  Listed below are some reasons for this change.

•
REIT tax rules played a central role in differentiating our portfolio held long term versus our assets purchased with an intent to resell.  A REIT is encouraged to hold its assets purchased as a long term investment through the application of potentially significant excise tax provisions.   Assets held in the REIT generally earn rents federal income tax free increasing the return to an investor in the form of a dividend.  Also, REITs are measured based on funds from operations (FFO).  FFO differentiates gains on sales of assets held for investment versus resale.  To understand our business among REIT peers we used segment reporting to describe our IPS and development activities.  After the GE Capital Merger, Trustreet ceased to exist and all of our net income including gains are subject to income tax.

•
Our historic capital structure included mortgage warehouse facilities that could be used to finance substantially all of the purchase price of an asset, but the financing was generally available only for about a year.  As a result, we purchased our IPS portfolio using short term mortgage warehouse facility funds, and these were held exclusively in the taxable REIT subsidiary through structured subsidiaries.  We would more typically use our Credit facility, Senior Unsecured or equity capital to finance our longer term investments in the REIT.

•
We measured the diversity of our portfolio as to tenant, concept or geographic location focusing solely on longer term assets, generally held in the REIT.  As the IPS program was very successful in selling newly acquired assets within six to nine months from their purchase, we preferred to look at concentrations without the distortion of IPS assets.  Going forward, we will more likely measure diversity in the aggregate.

•
Conceptually, without the limitations associated with a REIT and with greater access to capital, each of our assets could be considered for a potential sale if it optimizes overall returns.  In fact, holding an asset for a "seasoning" period during which the first few years of a lease pass, establishes some history that can produce a more desirable asset to an investor.  Also, when market conditions are favorable, forgoing an opportunity to sell an asset simply because of REIT rules does not maximize the value of certain of the portfolio assets. This view is expected to be applied to all assets following the GE Capital Merger.

For the years ended December 31, 2006, 2005 and 2004, the results of each segment are discussed on a stand-alone basis below. Our consolidated financial statements reflect both segments, less amounts eliminated relating to transactions between segments.

Real estate segment: Generally, the majority of our earnings have been derived from this segment, the assets of which include our properties subject to triple-net leases and a small portfolio of mortgage loans to third parties. The segment’s earnings were from rental income, interest income on loans and proceeds from dispositions of properties sold to manage portfolio risk.

Specialty finance segment: This segment includes our Investment Property Sales Program (“IPS Program”) and our real estate redevelopment activities. Many buyers of our properties were those motivated to defer taxes on commercial properties they had sold through the reinvestment of the proceeds as permitted under Section 1031 of the Internal Revenue Code. This segment’s earnings were from lease income prior to sale, net gains from investment property sales, gains from the development and sale of restaurant/retail real estate and to a lesser extent, servicing revenues. This segment historically had earnings from interest income on mortgage loans as well. The majority of these loans were transferred to the real estate segment on March 31, 2005 and then subsequently sold to an unrelated third party in July 2005.

The following table presents components of net income, including income from continuing and discontinued operations, by segment. It also reflects the elimination of transactions between segments used to prepare the consolidated financial statements.
	Year ended December 31, (in millions)
	2006	2005	2004
Revenues:
Real estate	$207.2	$168.9	$72.6
Specialty finance	13.9	18.4	29.3
Other*	(5.1)	(4.9)	(3.0)
Total revenues	216.0	182.4	98.9

Expenses:
Operating expenses excluding interest, depreciation, and amortization:**
Real estate	36.2	22.0	12.2
Specialty finance	24.0	30.6	25.6
Other*	(4.5)	(4.0)	(2.0)
Total operating expenses excluding interest, depreciation, and amortization**	55.7	48.6	35.8

Depreciation and amortization expense:
Real estate	35.8	28.3	10.1
Specialty finance	2.7	1.5	0.9
Total depreciation and amortization expense	38.5	29.8	11.0

Interest expense:
Real estate	93.8	80.5	29.3
Specialty finance	8.5	10.6	18.3
Other*	(0.3)	(1.0)	0.4
Total interest expense	102.0	90.1	48.0

Loss on termination of cash flow hedge:
Real estate	—	8.6	—
Specialty finance	—	—	0.9
Total loss on termination of cash flow hedge	—	8.6	0.9

Total expenses	196.2	177.1	95.7

Income from continuing operations	19.8	5.3	3.2

Income from discontinued operations, after income taxes:
Real estate	20.4	18.0	9.5
Specialty finance	28.9	31.3	29.2
Total income from discontinued operations, after income taxes	49.3	49.3	38.7

Gain on sale of assets - Real estate segment	0.7	9.6	0.1

Net income	$69.8	$64.2	$42.0

*      relates primarily to eliminations of transactions between segments
**	also includes the minority interest in earnings of consolidated joint ventures net of the equity in earnings of unconsolidated joint ventures

Revenues:

Revenues in the real estate segment were comprised of the following:

	Year ended December 31, (in millions)
	2006	% of total	2005	% of total	2004	% of total
Rental income	$191.9	93%	$151.8	90%	$61.6	85%
Interest income	6.1	3%	12.2	7%	9.2	13%
Other	9.2	4%	4.9	3%	1.8	2%
Total Revenues	$207.2	100%	$168.9	100%	$72.6	100%

Revenues from the real estate segment are primarily rental revenues from real estate properties we own and lease to our tenants. Our long-term leases generally provide for payments of base rents with scheduled increases and/or contingent rent based on a percentage of the lessee’s gross sales. Rental income increased 26 percent for the year ended December 31, 2006, as compared to the year ended December 31, 2005. The increase in rental income for the year was primarily due to the acquisition of three property portfolios during the second half of 2005 of approximately $272 million and the acquisition of $70 million in properties during 2006 as well as a full year of rental revenue in 2006 on properties acquired in the 2005 Merger. Rental income increased 146 percent for the year ended December 31, 2005, as compared to the year ended December 31, 2004 due to the 2005 Merger which added approximately $1 billion in properties to our portfolio. The portfolio from USRP included certain ground leases that were subleased to tenants but for which the lessor remained legally responsible in the event the tenant did not pay. Effective with the 2005 Merger, the sublease rents received are recorded as rental revenues and the corresponding payments are recorded in property expenses, as further described below.

Interest income in the real estate segment of $6.1 million, $12.2 million and $9.2 million in 2006, 2005 and 2004, respectively, is generated by our amortizing portfolio of mortgage, equipment and other notes receivable as well as investment income earned on bonds held in mortgage loan securitizations. Interest income decreased 50 percent for the year ended December 31, 2006, as compared to the year ended December 31, 2005 due to the sale of approximately $198.2 million in notes receivable in July 2005 to an unrelated third party. Interest income increased 33 percent for the year ended December 31, 2005, as compared to the year ended December 31, 2004. The increase was a result of adding $15 million in former USRP loans in February 2005 and $198.2 million in loans that were moved from the specialty finance segment in March 2005 that were subsequently sold in July 2005.

Other income increased 88 percent for the year ended December 31, 2006, as compared to the year ended December 31, 2005. Other income during the year ended December 31, 2006 includes approximately $1 million in recoveries relating to a loan previously reserved as uncollectible. We collected our loan in full from the borrower during 2006 and in accordance with our policy, recorded the collection of amounts deemed uncollectible in prior periods as income in the period the collection was received. Other income during the year ended December 31, 2006 also includes $1.8 million in bankruptcy proceeds collected from the bankruptcy court from a tenant who declared bankruptcy in a prior year, and $2.3 million in real estate tax and other tenant reimburseables for certain properties acquired through the 2005 Merger. The leases on certain properties assumed in the 2005 Merger require us to pay real estate taxes on behalf of the tenant. In these situations, we record the payment of the real estate taxes as an expense and then record the reimbursement from the tenant as tenant reimbursable within other income. Prior to the 2005 Merger, we did not have any leases that required us to pay taxes on behalf of the tenant. Other income increased 172 percent for the year ended December 31, 2005, as compared to the year ended December 31, 2004. Other income during 2005 included the recognition of approximately $1.1 million in deferred origination fees upon the sale of the mortgage loans noted above, the collection of $0.9 million in due diligence and advisory service fees and $0.2 million in tenant reimburseables related to properties acquired through the 2005 Merger.

Revenues in the specialty finance segment were comprised of the following:

	Year ended December 31, (in millions)
	2006	% of total	2005	% of total	2004	% of total
Rental income	$3.5	25%	$2.0	11%	$—	—%
Interest income	3.9	28%	9.2	50%	22.0	75%
Other	6.5	47%	7.2	39%	7.3	25%
Total Revenues	$13.9	100%	$18.4	100%	$29.3	100%

Specialty finance segment revenues decreased by 25 percent in 2006 as compared to 2005. Revenues associated with properties acquired with the intent to sell are recorded as revenue within discontinued operations and are not included here. Rental income increased in 2006 due to amending certain leases on properties held for investment in October 2005 increasing the annual rental payments under those leases. Rental income has also increased during 2006 due to a cumulative adjustment recorded in June 2006 for the reclassification of certain properties from real estate held for sale to real estate investment properties as a result of no longer meeting the “held for sale” criteria under generally accepted accounting principles. As a result of the reclassification, the related revenues were reclassified as revenues from continuing operations for all periods presented.

Interest income decreased 58 percent in 2006 as compared to 2005. The decrease is primarily due to the transfer of $198.2 million in mortgage loans to the real estate segment in March 2005. The real estate segment sold these mortgage loans to an unrelated third party in July 2005. The transfer of these loans in March 2005 resulted in a decrease in interest income in 2005 as compared to 2004.

Other income decreased 10 percent in 2006 as compared to 2005. The decrease is due to recoveries in 2005 of $1.5 million in receivables that had been previously written off. Recoveries in 2006 were $0.5 million. The decrease is partially offset by increased servicing fees earned from the real estate segment due to growth in the portfolio of assets being serviced by the specialty finance segment.

Operating expenses, excluding depreciation, amortization and interest:

Operating expenses, excluding interest, depreciation and amortization are presented in the following charts that detail the results by segment. The real estate segment portion of these costs consisted of the following:

	Year ended December 31, (in millions)
	2006	% of total	2005	% of total	2004	% of total
General operating and administrative	$ 20.1	55%	$ 12.8	58%	$ 8.9	73%
Property expenses, state and other taxes	10.7	30%	7.1	32%	0.6	5%
Other	5.4	15%	2.1	10%	2.7	22%
	$ 36.2	100%	$ 22.0	100%	$ 12.2	100%

General operating and administrative expenses include employee related expenses, professional fees, portfolio servicing costs and office and other expenses. General and administrative expenses increased 57 percent for the year ended December 31, 2006, as compared to 2005. General operating and administrative expenses during 2006 included approximately $3.0 million in due diligence, internal and external costs (legal, tax, accounting fees and other costs) related to the GE Capital Merger. In addition, due to the GE Capital Merger, we abandoned plans for a secured financing in 2006 and wrote-off approximately $3.3 million in debt issuance costs incurred as of December 31, 2006. General operating and administrative expenses also increased approximately $1.0 million in 2006 as compared to 2005 due to an increase in servicing fees to the specialty finance segment as a result of the acquisition of three property portfolios during the second half of 2005 of $272 million and the acquisition of $70 million in properties during 2006.

General operating and administrative expenses in the real estate segment increased 44 percent in 2005 as compared to 2004 as a result of having increased the rental portfolio to $1.9 billion with the 2005 Merger in February 2005 and the portfolio acquisitions during 2005. During 2005, general operating and administrative expenses included $0.7 million allocated to this segment as a result of the grant of stock and related cash compensation to members of the Board of Directors and employees during 2005. In addition, reflected in the specialty finance segment discussion of general operating and administrative below, various issues increased our overall costs that were, in turn, allocated between segments. This increase was offset by a decrease in expenses resulting from the shift in the internal reporting of certain property development and redevelopment activities which, until 2005, reported through the real estate segment, as we viewed those activities as more appropriately aligned with the specialty finance segment. Direct and indirect payroll relating to these property development and redevelopment activities approximated $3.3 million during 2005.

Property expenses typically occur when tenants default on their obligations under their lease. Property expenses, state and other taxes increased 51 percent for the year ended December 31, 2006 as compared to 2005. Property expenses include legal fees, real estate taxes, insurance, repairs and maintenance and other expenses relating to properties that are vacant or properties whose tenants are experiencing financial difficulties. Property expenses during 2006 reflect twelve months of such expenses for vacant properties acquired as part of the 2005 Merger on February 25, 2005, as opposed to only incurring ten months of such expenses during 2005. Though we have reduced some of the initial vacancies, we have had additional properties become vacant subsequent to December 31, 2005. Property expenses during 2006 also reflect twelve months of rental expense versus ten months in 2005 for leasing arrangements where we are the tenant under certain leases assumed with the 2005 Merger where we are required to make rental payments of approximately $0.3 million per month and record these payments as rental expense. To the extent we have subleased these premises to another tenant, we have included the sublease rental income in rental revenues. Property expenses also increased beginning in 2005 because effective with the 2005 Merger, we acquired leasing arrangements whereby we are required to pay real estate taxes directly on behalf of the tenants under the terms of the lease. To the extent we then bill the tenants for the real estate taxes, we have included the reimbursements from the tenants in other income, as described above. Property expenses, state and other taxes increased for the year ended December 31, 2005 over 2004 due to the 2005 Merger transaction in February 2005 that increased our portfolio of properties to over $1 billion.

Other expenses in the real estate segment increased 157 percent during the year ended December 31, 2006 as compared to 2005, due to an increase in asset impairments related to properties held for investment, loans, and other investments. Other expenses decreased 22 percent during the year ended December 31, 2005 as compared to 2004 due to a decrease in asset impairments related to properties held for investment and mortgage loans. Some expenses formerly presented in this category associated with properties treated as discontinued operations are incorporated in the earnings or losses from discontinued operations for all periods presented.

Operating expenses, excluding interest, depreciation, and amortization in the specialty finance segment consisted of the following:
	Year ended December 31, (in millions)
	2006	% of total	2005	% of total	2004	% of total
General operating and administrative	$ 23.8	99%	$ 28.6	93%	$ 21.5	84%
Property expenses, state and other taxes	0.2	1%	0.5	2%	—	—%
Other	—	—%	1.5	5%	4.1	16%
	$ 24.0	100%	$ 30.6	100%	$ 25.6	100%

General operating and administrative expenses in the specialty finance segment decreased 17 percent during 2006 as compared to 2005 and increased 33 percent during 2005 as compared to 2004. There are a number of items that have impacted the comparability between the three years that are summarized as follows:

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

•
Due to the 2005 Merger, we incurred additional expenses with the integration of the merged portfolios. While our servicing fee income in this segment for the management of the larger portfolio increased after the 2005 Merger, we incurred various one-time setup expenses during 2005 to add new properties creating an excess of new expenses over new revenues that have stabilized in 2006. The Income Fund portfolio had been previously serviced by the specialty finance segment and did not create significant additional integration costs.

•
In 2005 we shifted the internal reporting of certain property development and redevelopment activities previously reported through the real estate segment. Direct and indirect payroll relating to the property development and redevelopment activities approximated $2.4 million and $3.3 million during 2006 and 2005, respectively.

The decrease in the line item for other expenses relates to impairments and a decrease in the minority interest in income of consolidated joint ventures. The specialty finance segment recorded provisions for loan losses of $0.1 million in 2005, associated with non-performing loans, and a recovery of $0.5 million due to improved performance on its loan portfolio during 2004. The segment also recorded write-offs of $1.0 million during 2004 relating to its 1998-1 and 1999-1 residual interests. The specialty finance segment recorded these amounts based on its determination that a permanent impairment in value had occurred as a result of certain borrower delinquencies within these securitized pools. The decrease in minority interest in income of consolidated joint ventures during 2005, as compared to 2004, was due to a decrease in activities of the consolidated joint venture. We sold the last remaining properties in 2005 and dissolved the joint venture in July 2005.

Interest Expense

Interest expense for each segment is illustrated in the following table:

	Year ended December 31, (in millions)
	2006	% of total	2005	% of total	2004	% of total
Real estate	$ 93.8	92%	$ 80.5	89%	$ 29.3	61%
Specialty finance	8.5	8%	10.6	12%	18.3	38%
Other	(0.3)	—%	(1.0)	(1)%	0.4	1%
	$ 102.0	100%	$ 90.1	100%	$ 48.0	100%

Interest expense in the real estate segment increased approximately $13.3 million or 17 percent for the year ended December 31, 2006 as compared to 2005 due to (i) a full twelve months of interest expense on debt assumed with the 2005 Merger on February 25, 2005 and a $275 million net lease securitization completed in March of 2005, (ii) interest on $50 million additional borrowings completed in September 2005, (iii) interest on $100 million additional borrowings completed in December 2005, and (iv) borrowings to fund the acquisition of $70 million in properties during 2006. The increase is also due to rising interest rates on our variable rate debt. The average debt balance at the real estate segment was $1.4 billion, $1.2 billion, and $0.4 billion at December 31, 2006, 2005 and 2004, respectively. The weighted average interest rate on all borrowings was 6.69 percent, 5.99 percent, and 5.92 percent at December 31, 2006, 2005 and 2004, respectively. Included in interest expense within the real estate segment is amortization of deferred financing costs of $8.4 million, $8.4 million, and $4.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The increase in deferred financing costs in 2005 over 2004 was due to incurring costs to complete the 2005 Merger financing.

Interest expense in the specialty finance segment decreased 20 percent in 2006 as compared to 2005 and decreased 42 percent in 2005 as compared to 2004. The decrease in interest expense is primarily due to the transfer of the pool of mortgage loans and related $161 million of debt outstanding at March 31, 2005 to the real estate segment on March 31, 2005. The decrease in interest expense in 2005, as compared to 2004, was also due to the early extinguishment of the $22 million Subordinated Note Payable in April 2005.

Loss on Termination of Cash Flow Hedge

During the year ended December 31, 2005, the real estate segment recorded a loss on termination of cash flow hedge of $8.6 million. In July 2005, the real estate segment sold a portfolio of mortgage loans, repaid the related debt and recorded a $10.6 million loss on termination of cash flow hedge that was previously recorded in other comprehensive income (loss). This amount was partially offset by approximately $2 million which represented the decrease during the year ended December 31, 2005 in the fair value of the hedge liability prior to the sale of the loans. The sale of these loans is discussed below in Gain on Sale of Assets.

The specialty finance segment recorded a loss on termination of cash flow hedge of $0.9 million during 2004. In conjunction with our Note Payable pay down of approximately $5.8 million during 2004, we unwound a portion of our cash flow hedge to comply with our hedge agreement.

Depreciation and Amortization

Depreciation and amortization expense for each segment is illustrated in the following table:

	Year ended December 31, (in millions)
	2006	% of total	2005	% of total	2004	% of total
Real estate	$ 35.8	93%	$ 28.3	95%	$ 10.1	92%
Specialty finance	2.7	7%	1.5	5%	0.9	8%
	$ 38.5	100%	$ 29.8	100%	$ 11.0	100%

Depreciation and amortization in the real estate segment increased $7.5 million or 26 percent in the year ended December 31, 2006, when compared to the same period in 2005. The increase is due to the acquisition of three property portfolios during the second half of 2005 in an aggregate amount of approximately $272 million and the acquisition of $70 million in properties during 2006 as well as a full year of depreciation and amortization during 2006 on properties acquired in the 2005 Merger.

Depreciation and amortization in the real estate segment increased $18.2 million or 180 percent in the year ended December 31, 2005, when compared to the same period in 2004 as a result of the 2005 Merger and portfolio acquisitions that increased the rental portfolio to $1.9 billion.

Depreciation and amortization in the specialty finance segment increased $1.2 million or 80 percent during 2006 as compared to 2005. The increase is due to a cumulative adjustment in 2006 to record depreciation and amortization for certain properties reclassified in June 2006, from real estate held for sale to real estate investment properties, as described above. As a result of the reclassification, the related depreciation and amortization were recorded as part of income from continuing operations for all periods presented. Depreciation and amortization in the specialty finance segment increased $0.6 million or 67 percent during 2005 as compared to 2004. This increase is due to the acquisition of properties into this segment during the 2005 Merger that are held as investment properties rather than held for sale. The expenses for any properties held for sale are reported as discontinued operations.

Discontinued Operations

We record discontinued operations in two categories, real estate and retail. In the real estate category, under generally accepted accounting principles (“GAAP”), when a property is designated as held for sale, such as all of the properties purchased under our IPS program, all income and certain expenses relating to the property and the ultimate gain or loss realized upon its disposition are treated as discontinued operations for all periods presented. Revenues associated with these properties are not reflected in the “Revenues” line item in our income statement, but instead, along with expenses and any gain or loss from its sale, are presented separately under the “Income from discontinued operations” line item. In addition, only operating and administrative expenses that are directly attributable to acquiring or selling these properties are allocated to “Income from discontinued operations” and all other general and operating and administrative expenses are allocated to “Income (loss) from continuing operations”.

The following table shows our results from discontinued operations:

	Year ended December 31, (in millions)
	2006		2005		2004
	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment	Real Estate Segment	Specialty Finance Segment

Sale of real estate	$90.1	$267.4	$61.1	$257.0	$34.8	$256.2
Cost of real estate sold	79.7	237.6	52.1	218.1	27.1	220.9
Gain on sale of real estate	10.4	29.8	9.0	38.9	7.7	35.3
Net other income	10.0	3.4	9.0	1.5	2.6	4.8
Earnings from real estate discontinued operations before tax	20.4	33.2	18.0	40.4	10.3	40.1

Retail operations revenue	—	—	—	34.8	13.5	—
Retail cost of sales	—	—	—	33.9	14.3	—
Earnings (loss) from retail discontinued operations before tax	—	—	—	0.9	(0.8)	—

Income tax provision	—	(4.4)	—	(10.0)	—	(10.9)

Income from discontinued operations, after income taxes	$20.4	$28.8	$18.0	$31.3	$9.5	$29.2

Our real estate segment periodically sells properties in the portfolio. We may have a performing property and believe it to be an opportune time to sell the asset and realize value. Also, we believe the best strategy to resolve certain vacant properties is to sell them. We received net sales proceeds of $90.1 million, $61.1 million and $34.8 million during the years ended December 31, 2006, 2005 and 2004, respectively, generating pre-tax gains of $10.4 million, $9.0 million and $7.7 million, during the years ended December 31, 2006, 2005 and 2004, respectively. In addition, during the year ended December 31, 2006, we recognized and included as net other income, $5 million in lease amendment fees collected from a tenant.

While GAAP requires us to disclose our investment property sales program as a discontinued operation, we do not manage it in that manner. It is a vital business operation that was developed over the last five years that allows us to compete on large transactions and appropriately mitigate risk and manage concentrations. Since 2001, in our specialty finance segment, we have sold approximately $1.3 billion in restaurant properties generating net pre-tax gains of $162.7 million. During the years ended December 31, 2006, 2005, and 2004, sales volume included 138 units, 116 units, and 124 units, respectively, sold on the IPS platform. While the volume of units sold increased 27 percent during 2006 versus 2005, our net margin percentage, which we define as the gain on the sale of the property divided by the original cost, declined on a year to date basis from 17 percent in 2005 to 10 percent in 2006. This was due to narrowing of the spread between acquisition cap rates and sell-side cap rates in 2006 versus 2005. Although we expected some compression, the decline in our net margin percentage was greater than we anticipated. This was a result of an increase in the 1031 exchange buyer’s mortgage interest rates which led to a slight upward trend in our sell side cap rates. In addition, the mix of IPS inventory contributed to lower aggregate net gains during 2006 versus 2005. During the year ended December 31, 2006, the average cost per property sold in IPS was $1.4 million, compared to $1.8 million in the same period in 2005.

Our specialty finance segment operated 18 convenience and gas stores in Hawaii. This business was previously operated by USRP and was acquired as part of the 2005 Merger. On February 24, 2005, the day before the 2005 Merger, USRP entered into a definitive agreement to sell the business to Aloha Petroleum, Ltd. ("Aloha"). The terms of that agreement resulted in us maintaining ownership of the real estate on eleven convenience and gas properties, which would be leased to Aloha. In accordance with purchase accounting rules, the values assigned to these assets at the 2005 Merger date were the expected net sales proceeds per the contract. As a result, we did not record any gain or loss on the sale of these assets. During 2005, the Hawaiian operations produced pre-tax income of approximately $0.4 million before consideration of indirect corporate overhead.

During 2004, our real estate segment operated twelve restaurants in a subsidiary that was sold in the fourth quarter of 2004. While not our core expertise, we acquired the operations of the franchisee to preserve the value of our real estate investment because the franchisee was experiencing financial difficulties.

Until the GE Capital Merger, we were treated as a REIT and generally recorded no income tax expense. However, we had a taxable REIT subsidiary ("TRS”), where various business operations took place including the IPS program. The TRS recorded an income tax provision of approximately $4.4 million, $10.0 million and $10.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. All operations of the TRS, including the IPS program are reflected in discontinued operations.

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

As a result of the Loan Transfer, the items of income and expense associated with the mortgage loans and related note payable are no longer reflected in the TRS income tax returns. Accordingly, any deferred tax asset or liability, and any tax effect of the hedge will not be realized. The $10 million income tax provision for the year ended December 31, 2005, includes a $3.2 million non-cash charge related to the Loan Transfer.

Gain on Sale of Assets

During the year ended December 31, 2005, pre-tax gain on sale of assets of $9.6 million was recorded by the real estate segment. This gain resulted from the July 2005 sale of mortgage loans to a third party as described above in Loss on Termination of Cash Flow Hedge.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

This information is provided above in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Report of Independent Registered Certified Public Accounting Firm

To the Board of Managers of FF- TSY Holding Company II, LLC

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of FF-TSY Holding Company II, LLC (successor to Trustreet Properties, Inc. and subsidiaries) at December 31, 2006 and 2005 , and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index  appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 20 of the consolidated financial statements, the Company was acquired by General Electric Capital Corporation on February 26, 2007.

/s/PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Orlando, Florida
March 27, 2007

Item 8. Financial Statements and Supplementary Data.

FF-TSY HOLDING COMPANY II, LLC
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2006	2005
ASSETS

Real estate investment properties	$1,713,039	$1,680,579
Net investment in capital leases	130,940	135,118
Real estate held for sale	307,727	308,494
Mortgage, equipment and other notes receivable, net of allowance of $5,439 and $5,706, respectively	82,720	88,239
Cash and cash equivalents	36,991	20,459
Restricted cash	34,948	32,465
Receivables, less allowance for doubtful accounts of $2,960 and $2,394, respectively	9,077	7,665
Accrued rental income, net	42,409	32,658
Intangible lease costs, net of accumulated amortization of $19,327 and $9,185, respectively	65,699	72,420
Goodwill	235,895	235,895
Other assets	61,720	69,481
	$2,721,165	$2,683,473

LIABILITIES AND STOCKHOLDERS’ EQUITY

Revolver	$159,000	$55,000
Notes payable	576,024	579,002
Mortgage warehouse facilities	397,273	122,722
Bonds payable	453,886	742,201
Below market lease liability, net of accumulated amortization of $7,930 and $3,677, respectively	27,304	31,642
Due to related parties	257	232
Other payables	45,672	56,097
Total liabilities	$1,659,416	$1,586,896

See accompanying notes to consolidated financial statements.

FF-TSY HOLDING COMPANY II, LLC
CONSOLIDATED BALANCE SHEETS - CONTINUED
(In thousands)

	December 31,
	2006	2005

Minority interests	$7,169	$4,077

Commitments and contingencies (Note 18)

Stockholders’ equity:
Preferred stock, $0.001 par value per share: 84,500 shares authorized and unissued	—	—
Preferred stock, $0.001 par value per share: Series A Cumulative Convertible Preferred Stock - 8,000 shares authorized, 7,834 shares issued and outstanding (aggregate liquidation value of $195,855)	8	8
Preferred stock, $0.001 par value per share: Series C Redeemable Convertible Preferred Stock - 7,500 shares authorized, 7,244 shares issued and outstanding (aggregate liquidation value of $181,101)	7	7
Excess shares, $0.001 par value per share. 400,000 shares authorized and unissued	—	—
Common stock, $0.001 par value per share; 300,000 shares authorized, 67,555 and 67,375 shares issued at December 31, 2006 and 2005, respectively, and 67,535 and 67,357 shares outstanding at December 31, 2006 and 2005, respectively	67	67
Capital in excess of par value	1,490,682	1,489,405
Accumulated other comprehensive income	5,040	3,547
Accumulated distributions in excess of net income	(441,224)	(400,534)
Total stockholders’ equity	1,054,580	1,092,500

	$2,721,165	$2,683,473

See accompanying notes to consolidated financial statements

FF-TSY HOLDING COMPANY II, LLC
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except for per share data)

	Year ended December 31,
	2006	2005	2004

Revenues:

Rental income from operating leases	$184,596	$142,809	$53,048
Earned income from capital leases	10,872	10,631	8,560
Interest income from mortgage, equipment and other notes receivables	7,589	18,070	26,394
Investment and interest income	2,179	2,259	3,770
Other income	10,822	8,607	7,132
	216,058	182,376	98,904
Expenses:
General operating and administrative	39,563	37,970	28,408
Interest expense	101,947	90,074	47,999
Property expenses, state and other taxes	10,802	7,138	543
Depreciation and amortization	38,567	29,816	11,011
Loss on termination of cash flow hedge	—	8,558	940
Impairment provisions on assets	4,912	1,907	3,238
	195,791	175,463	92,139
Income from continuing operations before minority interest and equity in earnings of unconsolidated joint ventures	20,267	6,913	6,765

Minority interest	(585)	(1,756)	(3,718)

Equity in earnings of unconsolidated joint ventures	62	118	105

Income from continuing operations	19,744	5,275	3,152

Income from discontinued operations, after income taxes	49,192	49,269	38,731

Gain on sale of assets	747	9,643	135

Net income	69,683	64,187	42,018
Dividends to preferred stockholders	(28,703)	(24,448)	—
Net income allocable to common stockholders	$40,980	$39,739	$42,018

Basic and diluted net income per share:
Income/(loss) from continuing operations allocable to common stockholders	$(0.12)	$(0.17)	$0.09
Income from discontinued operations	0.73	0.89	1.11

Basic and diluted net income per share	$0.61	$0.72	$1.20

Weighted average number of shares of common stock outstanding
Basic	67,274	55,053	35,032
Diluted	67,274	55,053	35,032

See accompanying notes to consoliated financial statements.

FF-TSY HOLDING COMPANY II, LLC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Capital in		Accumulated distributions in excess	Accumulated other compre-		Compre- hensive
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value	excess of par value	Loans to Stockholders	of net income	hensive income/(loss)	Total	income/ (loss)

Balance at December 31, 2003	—	$ —	—	$ —	45,249	$ 452	$ 826,627	$ —	$ (332,746)	$ (14,447)	$479,886

Stock issuance costs	—	—	—	—	—	—	(1,493)	—	—	—	(1,493)

Net income	—	—	—	—	—	—	—	—	42,018	—	42,018	$ 42,018

Other comprehensive loss, market revaluation on available for sale securities	—	—	—	—	—	—	—	—	—	(340)	(340)	(340)

Reclassification of cash flow hedge losses to statement of income	—	—	—	—	—	—	—	—	—	940	940	940

Current period adjustment to recognize change in fair value of cash flow hedges, net of $100 in tax benefit	—	—	—	—	—	—	—	—	—	1,413	1,413	1,413

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$ 44,031

Distributions declared and paid ($1.52 per share)	—	—	—	—	—	—	—	—	(69,002)	—	(69,002)

Balance at December 31, 2004	—	$ —	—	$ —	45,249	$ 452	$ 825,134	$ —	$ (359,730)	$ (12,434)	$453,422

Effect of USRP Merger:
Assumption of USRP equity	4,084	4	—	—	22,599	23	440,483	(224)	—	—	440,286
Conversion of CNLRP common shares	—	—	7,244	7	(10,223)	(417)	410	—	—	—	—

Acquisition of Income Funds	3,750	4	—	—	—	—	88,231	—	—	—	88,235

Net income	—	—	—	—	—	—	—	—	64,187	—	64,187	$ 64,187

Reclassification of cash flow hedge losses to statement of income	—	—	—	—	—	—	—	—	—	10,582	10,582	10,582

See accompanying notes to consolidated financial statements.

FF-TSY HOLDING COMPANY II, LLC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Capital in		Accumulated distributions in excess	Accumulated other compre-		Compre- hensive
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value	excess of par value	Loans to Stockholders	of net income	hensive income/(loss)	Total	income/ (loss)

Current period adjustment to recognize change in fair value of cash flow hedges	—	—	—	—	—	—	—	—	—	6,227	6,227	6,227

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	$ 80,996

Repayment by stockholder of loan	—	—	—	—	—	—	—	224	—	—	224

Distributions declared on common stock	—	—	—	—	—	—	—	—	(80,354)	—	(80,354)

Distributions declared on preferred stock	—	—	—	—	—	—	—	—	(24,448)	—	(24,448)

Issuance of common stock to directors and employees	—	—	—	—	119	—	2,052	—	—	—	2,052

Issuance of restricted stock to directors and employees, net of forfeitures	—	—		—	120	—	—	—	—	—	—

Amortization of deferred compensation	—	—	—	—	—	—	541	—	—	—	541

Proceeds from exercised stock options	—	—	—	—	41	—	563	—	—	—	563

Issuance of common stock	—	—	—	—	9,452	9	136,157	—	—	—	136,166

Stock issuance costs	—	—	—	—	—	—	(5,183)	—	—	—	(5,183)

Acquisition of minority interest	—	—	—	—	—	—	1,017	—	(189)	(828)	—

Balance at December 31, 2005	7,834	$ 8	7,244	$ 7	67,357	$ 67	$ 1,489,405	$ —	$ (400,534)	$ 3,547	$1,092,500
See accompanying notes to consolidated financial statements.

FF-TSY HOLDING COMPANY II, LLC
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME/(LOSS)
Years ended December 31, 2006, 2005 and 2004
(In thousands)

	Preferred Stock Series A		Preferred Stock Series C		Common Stock		Capital in excess of par value	Accumulated distributions in excess of net income	Accumulated other compre- hensive income/(loss)	Total	Compre- hensive income/(loss)
	Number of shares	Par value	Number of shares	Par value	Number of Shares	Par value

Net income	—	$ —	—	$ —	—	$ —	$ —	$ 69,683	$ —	$ 69,683	$ 69,683

Amortization of deferred gain on terminated swap	—	—	—	—	—	—	—	—	(379)	(379)	(379)

Reclassification of other than temporary loss to statement of income	—	—	—	—	—	—	—	—	585	585	585

Current period adjustment to recognize change in fair value of cash flow hedges, net of reclassifications to earnings	—	—	—	—	—	—	—	—	1,287	1,287	1,287

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	$ 71,176

Dividends declared on common stock	—	—	—	—	—	—	—	(81,670)	—	(81,670)

Dividends declared on preferred stock	—	—	—	—	—	—	—	(28,703)	—	(28,703)

Issuance of restricted stock to directors and employees, net of forfeitures	—	—	—	—	170	—	—	—	—	—

Proceeds from exercised stock options	—	—	—	—	8	—	116	—	—	116

Amortization of deferred compensation	—	—	—	—	—	—	1,041	—	—	1,041

Stock issuance cost adjustment	—	—	—	—	—	—	120	—	—	120

Balance at December 31, 2006	7,834	$ 8	7,244	$ 7	67,535	$ 67	$ 1,490,682	$ (441,224)	$ 5,040	$1,054,580

See accompanying notes to consolidated financial statements.

FF-TSY HOLDING COMPANY II, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from operating activities:

Net income	$69,683	$64,187	$42,018
Adjustments to reconcile net income to net cash provided by operating activities, net of effects of business acquisitions:
Depreciation and amortization on real estate assets	36,861	30,227	10,902
Depreciation and amortization on non-real estate assets	2,997	1,975	1,775
Amortization of above and below market leases	846	620	—
Amortization of deferred financing costs	9,496	9,514	5,535
Provision for loss on loans	2,500	1,235	112
Impairment provisions on assets	3,035	1,117	9,187
Gain on sales of assets	(11,096)	(18,007)	(4,943)
Stock based compensation	1,041	2,593	—
Increase in accrued rental income	(10,695)	(7,906)	(3,533)
Amortization of investment in capital leases	6,453	5,507	2,164
Changes in real estate held for sale	(78,495)	(29,179)	(19,854)
Changes in other assets	(1,888	(35,181)	(15,921)
Changes in other payables and due to related parties	(2,354)	21,660	11,643
Net cash provided by operating activities	28,384	48,362	39,085

Cash flows from investing activities:
Additions to real estate investment properties and intangible assets	(70,677)	(302,000)	(20,726)
Proceeds from sale of assets	87,533	253,787	20,562
Proceeds from sale of other investments	—	—	11,195
Decrease/(increase) in restricted cash	(2,483)	(6,974)	5,060
Acquisition of Income Funds	—	(449,997)	—
Cash acquired through merger	—	43,646	—
Payment of merger costs for USRP reverse merger	—	(14,414)	—
Investment in mortgage, equipment and other notes receivable	(2,670)	(5,478)	—
Collection on mortgage, equipment and other notes receivable	6,673	27,726	34,789
Other	231	—	—
Net cash provided by/(used in) investing activities	18,607	(453,704)	50,880

See accompanying notes to consolidated financial statements.

FF-TSY HOLDING COMPANY II, LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(In thousands)

	Year ended December 31,
	2006	2005	2004
Cash flows from financing activities:
Proceeds from borrowings on revolver, term loan and note payable	$244,321	$1,354,475	$61,552
Payment on revolver and note payable	(143,172)	(1,399,640)	(84,177)
Proceeds from borrowings on mortgage warehouse facilities	447,613	211,945	196,335
Payments on mortgage warehouse facilities	(173,062)	(190,617)	(188,454)
Proceeds from issuance of senior notes	—	301,188	—
Proceeds from issuance of bonds	—	275,000	5,000
Retirement of bonds payable	(288,419)	(81,956)	(29,844)
Payment of bond issuance and debt refinancing costs	(1,857)	(27,911)	(908)
Proceeds from termination of hedge	—	1,685	—
Proceeds from exercised stock options	116	563	—
Retirement of convertible preferred stock	—	(32,500)	—
Loans from stockholder	—	—	10,900
Repayment of loans from stockholders	—	(33,860)	—
Contributions from minority interest holders of consolidated joint ventures	2,991	—	—
Acquisition of minority interest	—	(655)	—
Distributions to minority interest	(1,328)	(2,249)	(3,327)
Proceeds from issuance of common stock	—	136,166	—
Reimbursement/(payment) of stock issuance costs	120	(6,675)	(1,493)
Distributions to common stockholders	(89,079)	(75,463)	(69,760)
Distributions to preferred stockholders	(28,703)	(26,439)	—
Net cash provided by/(used in) financing activities	(30,459)	403,057	(104,176)

Net increase/(decrease) in cash and cash equivalents	16,532	(2,285)	(14,211)

Cash and cash equivalents at beginning of year	20,459	22,744	36,955

Cash and cash equivalents at end of year	$36,991	$20,459	$22,744

Supplemental disclosures of cash flow information:

Interest paid	$99,776	$80,160	$44,541

Income taxes paid	$7,226	$6,088	$8,508

Supplemental disclosures of non-cash investing and financing activities:

Redemption of minority interest in lieu of payment on accounts receivable	$—	$1,798	$894

Foreclosure on notes receivable and acceptance of underlying real estate collateral	$—	$—	$452

Note receivable accepted in exchange for sale of property	$3,237	$4,450	$3,490

Restricted cash accepted in exchange for convenience and gas store operations and interest in fuel loading terminal	$—	$10,253	$—

Distributions declared and unpaid at December 31	$—	$7,409	$—

See accompanying notes to consolidated financial statements.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

1.	Organization and Summary of Significant Accounting Policies:

Organization and Nature of Business - Trustreet Properties, Inc. (“Trustreet”) was the name adopted upon the merger (the “2005 Merger”) of CNL Restaurant Properties, Inc. (“CNLRP”) and eighteen CNL Income Fund partnerships (“the Income Funds”) with and into U.S. Restaurant Properties, Inc. (“USRP”) on February 25, 2005. On October 30, 2006, Trustreet entered into an Agreement and Plan of Merger (the “GE Capital Merger Agreement”) to be acquired by a subsidiary of General Electric Capital Corporation (the “GE Capital Merger”), which, in turn, is a subsidiary of the General Electric Company. On February 22, 2007, Trustreet’s stockholders approved the acquisition. On February 26, 2007, GE Capital’s acquisition of Trustreet was completed as further described in Note 20 to the consolidated financial statements, and the surviving entity ceased to be a separate publicly traded company. Immediately prior to the completion of the acquisition on February 26, 2007, Trustreet assigned all of its assets and liabilities to its direct wholly owned subsidiary, FF-TSY Holdings Company II, LLC, a Delaware limited liability company (“the “Company”) and the Company became Trustreet’s successor, as also described in Note 20 to the consolidated financial statements.

CNLRP was treated as the acquirer under the 2005 Merger as described in Note 2 to the consolidated financial statements. Operating results for the year ended December 31, 2004 are those of CNLRP. Operating results for the Company include the results of CNLRP from January 1, 2005 through February 24, 2005 and include the operating results of the merged Company from February 25, 2005 through December 31, 2006.

Through the date of the GE Capital Merger, the Company, a Maryland corporation, was a self-administered real estate investment trust (“REIT”). The Company’s operations were managed, operated and reported on two distinct segments, a real estate segment and a specialty finance segment. The real estate segment primarily acquired, owned, and managed a portfolio of single-tenant restaurant properties that were generally leased to established tenants under long-term triple-net leases and held a small portfolio of mortgage loan receivables. The specialty finance segment provided financing, development and advisory services to national and regional restaurant operators and also held a small portfolio of mortgage loans receivable. The specialty finance segment included the Company’s investment property sales program and the real estate development and redevelopment group.

Beginning in June of 2000, the specialty finance segment was operated by a subsidiary of the Company through a partnership and alliance with Bank of America, N.A. (the “Bank”) and CNL/CAS Corp., an affiliate of the Company’s chairman. In 2004, the Company modified certain terms relating to the alliance with the Bank that resulted in the Bank reducing its ownership interest in the specialty finance segment. Effective January 1, 2005, the Bank and CNL/CAS Corp agreed to redeem the remaining balance of their ownership interest in the specialty finance segment.

Principles of Consolidation - The consolidated financial statements of the Company include its majority owned and controlled affiliates and variable interest entities for which the Company is the primary beneficiary. The primary beneficiary of a variable interest entity is the party that absorbs a majority of the entity’s expected losses, receives a majority of its expected residual returns, or both, as a result of holding a variable interest that changes with changes in the fair value of the entity’s net assets. All significant intercompany balances and transactions among consolidated affiliates and variable interest entities have been eliminated. The equity method of accounting is applied to those investments in joint ventures that do not meet the criteria for consolidation. The Company records investments in equity securities that are not readily marketable at cost. Minority interests represent the minority joint venture partners’ proportionate share of the equity in the Company’s consolidated joint ventures.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

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

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

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

Notes Receivable - The Company originated loans to restaurant operators prior to May 2001 and acquired through the 2005 Merger, notes and mortgage notes that are generally collateralized by real estate, equipment and business enterprise value. The Company expects these loans to be held until maturity. The loans are recorded at cost and are reduced for any estimated future loss. Whenever it appears that future collection on specific loans appears doubtful, a provision for loan losses is established. The provision for loan losses represents the difference between the carrying amount and the amount management expects to receive. Increases and decreases in the allowance due to changes in the measurement of the impaired loans are included in impairment provisions on assets. Loans continue to be classified as impaired unless they are brought fully current and the collection of scheduled interest and principal is considered probable. Accrual of interest is discontinued when management believes, after considering economic and business conditions and collection efforts, that the borrowers’ financial condition is such that collection of interest is doubtful. Subsequent interest is recorded as income upon receipt.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

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

All of the Company’s derivative instruments were designated as cash-flow hedges at December 31, 2006 and 2005. The ineffective portion of all hedges were reflected in earnings.

Securitizations - Between 1999 and 2001, certain loans were originated and sold to entities that, in turn, issued securities to investors backed by these assets. The Company retained the servicing rights and participates in cash flows from the retained equity positions and lower rated securities. The present value of the expected cash flows for each retained security, after payment of principal and interest to third-party bond or certificate holders, over the estimated cost of servicing was recorded at the time of sale as a retained interest. The Company’s investments in these securitization transactions are classified as available-for-sale securities and are included in other assets. Available-for-sale securities are recorded at fair value in other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded as a component of other comprehensive income. Accounting for the retained interests requires the Company to estimate their value using market trends and historical experience, expected prepayments and defaults. This information is considered, along with prevailing discount rates and the terms of the bonds and certificates, to arrive at current fair value amounts and used to determine whether a permanent impairment in value has occurred. In 2006, 2005, and 2004, the Company recorded provisions for impairment of $1.2 million, $0.1 million, and $1.1 million, respectively. The fair value of these investments, including accrued interest, were $15.1 million and $15.7 million at December 31, 2006 and 2005, respectively.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

1.	Organization and Summary of Significant Accounting Policies - Continued:

Loan Costs - Loan costs incurred in connection with debt have been deferred and are being amortized over the term of the related debt using the effective interest method. Loan costs are included in other assets in the financial statements. As of December 31, 2006 and 2005, the Company had capitalized loan costs of $48.9 million and $50.8 million, respectively and recorded accumulated amortization of $19.0 million and $17.6 million, respectively.

Goodwill - The excess of the cost of an acquired business over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Impairments resulting from this analysis are charged to results of operations in the period in which any impairment is determined. Goodwill attributable to the real estate segment and specialty finance segment was $179.6 million and $56.3 million, at December 31, 2006 and 2005, respectively. No impairment was required at December 31, 2006 or 2005.

Income Taxes - Prior to the completion of the GE Capital Merger, Trustreet operated, through its subsidiaries, as a fully-integrated, self-administered real estate investment trust (a “REIT”) and had elected to be taxed as a REIT. The Company generally was not subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributed at least 90 percent of its taxable income and met certain other requirements for qualifying as a REIT. Earnings and profits, which determine the taxability of dividends to stockholders, differ from reported net income as a result of differing treatment of items for financial versus tax reporting, such as different lives and methods used to depreciate investment properties. Certain of Trustreet’s wholly owned subsidiaries had elected to be treated as taxable REIT subsidiaries which were subject to taxation at regular corporate rates. As a result of the GE Capital Merger on February 26, 2007, Trustreet ceased to exist and the surviving entity in the GE Capital Merger and all of its corporate subsidiaries became subject to taxation at regular corporate income tax rates.

Trustreet’s subsidiary, CNL Restaurant Capital Corp., elected to be treated as a taxable REIT subsidiary (“TRS”) pursuant to the provisions of the REIT Modernization Act. As a TRS, it and its subsidiaries were able to engage in activities resulting in income that would not have been eligible REIT income under the federal income tax statute and regulations. A second less significant TRS began operations during 2002 and was also subject to federal income taxes. Effective with the 2005 Merger, the TRS activities of USRP and CNLRP’s smaller TRS combined to form a single consolidated TRS.

Environmental Remediation Costs - The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. As part of the 2005 Merger, the Company acquired some properties relating to gas stations and convenience stores that had some existing known environmental conditions being handled by third parties. The Company estimated approximately $4.6 million in losses from environmental remediation obligations as of the 2005 Merger date. During each of the years ended December 31, 2006 and 2005, the Company paid approximately $0.6 million relating to these environmental matters.

Earnings Per Share - Prior to the 2005 Merger, CNLRP stockholders owned 45.2 million shares of CNLRP common stock. As a result of the 2005 Merger, CNLRP stockholders received 0.7742 shares of USRP common stock for each CNLRP share and an additional 7.2 million shares of Series C preferred. The Company has restated the weighted average shares outstanding calculation for all periods presented to show the effect of the exchange of the shares as a result of the 2005 Merger.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

1.	Organization and Summary of Significant Accounting Policies - Continued:

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

Asset Retirement Obligations - As a result of the 2005 Merger, the Company assumed retirement obligations for the removal of tanks, fuel lines and other required modifications to the Company’s gas stations, as well as estimated future costs to restore land leased under ground leases to its original condition. The fair value of asset retirement obligations assumed on the 2005 Merger Date was $0.62 million and was recorded as a liability based on expected future cash outlays, discounted to its present value based on the Company’s credit-adjusted risk-free rate. Over time, the liability is accreted for the change in present value, with this effect included in expenses. During each of the years ended December 31, 2006 and 2005, the Company recorded accretion expense of $0.04 million and had a balance of $0.7 million and $0.66 million at December 31, 2006 and 2005, respectively.

Equity Compensation Plan - As a result of the 2005 Merger, Trustreet adopted USRP’s Flexible Incentive Plan (“Incentive Plan”). Under the Incentive Plan, Trustreet granted shares of restricted common stock or options to purchase common stock. Pursuant to the Incentive Plan, stock options were available to be granted at any time and the aggregate outstanding options that could be granted were required to be at an amount equal to or less than 4.9% of Trustreet’s issued and outstanding shares of common stock at the date of grant. Options were able to be exercised through either the payment of cash or the transfer of shares of Trustreet’s common stock owned by the optionee. Following the GE Capital Merger, the Company no longer maintains any equity compensation plan.

Reclassifications - Certain items in the prior years’ financial statements have been reclassified to conform to the 2006 presentation. These reclassifications had no effect on stockholders’ equity or net income.

New Accounting Standards - In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets”. This statement amends FASB statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement requires companies to initially record servicing assets and servicing liabilities at fair value and permits subsequent measurement to follow either an amortization method or a fair value measurement method. This statement requires prospective application to all transactions occurring after September 2006. The Company does not expect the adoption of this statement to have a significant impact on its financial position or results of operations.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

1.	Organization and Summary of Significant Accounting Policies - Continued:

In July 2006, the FASB issued FASB Interpretation Number 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement No. 109, Accounting for Income Taxes. The interpretation provides clarity and uniformity as it relates to income tax positions and the application of FASB Statement No. 5, Accounting for Contingencies. The Company has adopted the provisions of this statement beginning in the first quarter of 2007. The cumulative effect of applying the provisions of FIN 48 is reported as an adjustment to the opening balance of retained earnings on January 1, 2007. The Company does not expect that the adoption of this statement will have a material effect on its financial position or results of operations.

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

In February of 2007, the FASB Issued SFAS No. 159, Establishing the Fair Value Option for Financial Assets and Liabilities. The Financial Accounting Standards Board has issued SFAS 159 to permit all entities to choose to elect, at specified election dates, to measure eligible financial instruments at fair value. An entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and recognize upfront costs and fees related to those items in earnings as incurred and not deferred. SFAS No. 159 applies to fiscal years beginning after November 15, 2007, with early adoption permitted for an entity that has also elected to apply the provisions of SFAS No. 157, Fair Value Measurements. An entity is prohibited from retrospectively applying SFAS No. 159, unless it chooses early adoption. SFAS No. 159 also applies to eligible items existing at November 15, 2007 (or early adoption date). The Company does not expect the adoption of SFAS No. 159 to have a material effect on the Company's financial condition.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 provides guidance on the consideration of effects of the prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The SEC staff believes registrants must quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for the first annual period ending after November 15, 2006 with early application encouraged. The adoption of this provision did not have any material impact on the Company’s results of operations or financial position.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

2.	2005 Merger:

On August 9, 2004, CNLRP announced that it had entered into a definitive agreement and plan of merger with USRP, a publicly traded real estate investment trust, and on February 25, 2005, completed the transactions contemplated by the agreement, including the 2005 Merger of CNLRP into USRP, the change of USRP’s name to Trustreet Properties, Inc. and the acquisition of the Income Funds. CNLRP previously managed the real estate portfolios of the Income Funds under agreements that terminated effective with the 2005 Merger. The 2005 Merger was structured to be tax-free to the stockholders of CNLRP and USRP but taxable with respect to the Income Funds. In order to effect the 2005 Merger, the Company entered into several new financing transactions.

The 2005 Merger of CNLRP into USRP through an exchange of equity interests was accounted for using the purchase method of accounting, and CNLRP was treated as the acquiror for accounting purposes since the former common stockholders of CNLRP owned approximately 60.7% and the former common stockholders of USRP own approximately 39.3% of the outstanding common stock of the combined company on a fully diluted basis. In addition, the former directors of CNLRP made up a majority of the new board of directors and the former executive officers of CNLRP continued to manage the Company. As a result of CNLRP being treated as the acquiror for accounting purposes, the assets and liabilities of CNLRP continue to be recorded at historical values. The assets and liabilities of USRP and the Income Funds were recorded at their estimated fair values at the date of the 2005 Merger, with the excess of the purchase price of USRP over the sum of tangible and identifiable intangible fair values of USRP recorded as goodwill.

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

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

2.	2005 Merger - Continued:

The purchase price relating to the exchange of interests between USRP and CNLRP was based upon the market capitalization of USRP using an average trading price of USRP common stock and traded Series A Preferred Stock for the day before and the day of the announcement of the proposed Merger on August 9, 2004, as well as the estimated market values for the Series B Convertible Preferred Stock (“the Series B Preferred Stock”) of USRP plus certain 2005 Merger related costs incurred by CNLRP.

Equity Interest	Shares (in thousands)	Price	Total Market Value (in thousands)

Series A Preferred Stock	4,084	$ 23.53	$ 96,099
Series B Preferred Stock	25	1,300.00	32,500	(a)
Common Stock	22,599	15.24	344,411
			473,010
Transaction costs			14,414
Total			$ 487,424

(a) Includes a $7.5 million premium as a result of the 2005 Merger triggering the redemption provisions of the Series B Preferred Stock.

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

The acquisition of each of the Income Funds by USRP through a combination of cash and USRP Series A Preferred Stock interests was also accounted for using the purchase method of accounting and the assets and liabilities of the Income Funds were recorded at their estimated fair values at the date of the 2005 Merger. The purchase price for the Income Funds was determined as follows:

(In thousands)

Cash Consideration………………………………………………………..	$449,997
Preferred Share Consideration (3,749.9 million shares at $23.53 per share)	88,235
Purchase Price including transaction costs………………………………..	$538,232

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

2.	2005 Merger - Continued:

The following table shows the allocation of the purchase consideration:

	(In thousands)
Consideration:
Exchange of equity interests	$473,010
Transaction costs	14,414
Cash	449,997
Series A Preferred Shares	88,235
Total consideration	$1,025,656

Assets Acquired:
Real estate investment properties	$958,329
Net investment in capital leases	63,648
Real estate held for sale	62,077
Cash	43,646
Restricted cash	7,835
Mortgage and equipment notes receivable	15,077
Accounts receivable	3,140
Other assets:
Above market leases	43,872
Leases in place	15,325
Tenant relationships	9,069
Other	3,496
Goodwill	179,635	(1)
Total	1,405,149

Liabilities Assumed:
Revolver	14,150
Notes payable	158,189
Bonds payable	143,505
Due to related parties	270
Other payables:
Below market leases	27,457
Environmental and exit costs liability	5,619
Distributions payable	4,506
Other	23,941
Minority interests	2,080
Loan due from stockholder (reduction of equity)	(224)
Total	379,493

Net assets acquired	$1,025,656

(1) The goodwill was assigned to the real estate segment.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

3.	Real Estate Investment Properties:

Real estate investment properties consist of the following at December 31:

	(In thousands)
	2006	2005

Land	$941,601	$914,103
Buildings	878,846	842,716
Construction in process	636	—
Equipment and other	3,225	3,353
	1,824,308	1,760,172
Less accumulated depreciation	111,269	79,593

	$1,713,039	$1,680,579

In 2006, 2005 and 2004, the Company recorded provisions for impairment of $1.0 million, $0.1 million, and $0.8 million, respectively. The tenants of these properties experienced financial difficulties and/or ceased payment of rents under the terms of their lease agreements. The provisions represent the amount necessary to reduce the properties’ carrying value to estimated fair value.

For the years ended December 31, 2006, 2005, and 2004 tenants paid or are expected to pay directly to real estate taxing authorities approximately $32.6 million, $31.3 million, and $10.1 million, respectively, in real estate taxes in accordance with the terms of their triple-net leases.

Substantially all property leases have initial terms of 15 to 20 years (most expiring between 2007 and 2026) and provide for scheduled rent increases, and in some cases, contingent rent. The leases generally allow the tenant to purchase the property at the greater of the Company's purchase price plus a specified percentage or fair market value at specified times. Fixed and determinable lease revenues are recognized on a straight-line basis over the terms of the leases. For the years ended December 31, 2006, 2005, and 2004, the Company recognized $10.3 million, $7.8 million, and $3.5 million, respectively, of accrued rental income, of which $0.4 million, $0.5 million, and $0.5 million, respectively, are reflected as “Income from discontinued operations,” in the Company’s Consolidated Statements of Income. The Company recognized contingent rent revenues of $15.2 million, $4.0 million, and $0.7 million, for the years ended December 31, 2006, 2005, and 2004, respectively, of which $0.4 million, $0.2 million, and $0.1 million, respectively, are reflected as “Income from discontinued operations,” in the Company’s Consolidated Statements of Income.

Future minimum contractual lease payments to be received under noncancellable operating leases at December 31, 2006 are as follows:

(In thousands)

2007	$161,465
2008	159,183
2009	156,434
2010	152,408
2011	145,631
Thereafter	997,189
$1,772,310

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years ended December 31, 2006, 2005 and 2004

4.             Net Investment in Capital Leases:

The components of net investment in capital leases consist of the following at December 31:

	(In thousands)
	2006	2005
Minimum lease payments receivable	$ 185,453	$ 193,538
Estimated residual values	37,860	37,119
Interest receivable from secured equipment leases	4	4
Less unearned income	(92,377)	(95,543)

Net investment in capital leases	$130,940	$135,118

The following is a schedule of future minimum lease payments to be received on capital leases at December 31, 2006:

(In thousands)

2007	$ 17,041
2008	17,164
2009	17,154
2010	16,615
2011	15,642
Thereafter	101,837
$185,453

The Company’s real estate segment recorded provisions for losses on capital leases totaling $0.3 million during the year ended December 31, 2004. The tenants of these properties experienced financial difficulties and ceased payment of rents. The provisions represent the amount necessary to reduce the carrying values of the capital leases to their estimated fair value.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

5.	Real Estate Held for Sale:

Real estate held for sale consists of the following at December 31:

	(In thousands)
	2006	2005

Real estate segment	$33,227	$117,443
Specialty finance segment	274,500	191,051

	$307,727	$308,494

As part of the 2005 Merger, the Company acquired several convenience, gas and restaurant operations which were under contract to sell as of the date of the 2005 Merger. In September 2005, the Company sold business operations relating to eighteen gas station operating units and a 50 percent interest in a bulk fuel loading terminal located in Hawaii. The Company retained ownership of the associated real estate and leased it to the purchaser of the business operations. All operating results relating to all of these retail and terminal operations were recorded as discontinued operations for all periods presented.

Operating results of discontinued operations consist of the following at December 31:

	(In thousands)
	2006	2005	2004

Rental income	$20,666	$20,576	$18,742
Food, beverage and retail revenues	—	34,820	13,471
Food, beverage and retail expenses	—	(33,878)	(14,258)
Other property related income/(expenses)	2,422	(4,003)	(2,703)
Interest expense	(9,130)	(5,715)	(3,534)
Impairment provisions	(539)	(505)	(4,999)

Earnings from discontinued operations	13,419	11,295	6,719

Sales of real estate	357,524	318,142	290,977
Cost of real estate sold	(317,378)	(270,213)	(248,027)

Gain on disposal of discontinued operations	40,146	47,929	42,950

Income tax provision	(4,373)	(9,955)	(10,938)

Income from discontinued operations, after income tax	$49,192	$49,269	$38,731

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

6.	Mortgage, Equipment and Other Notes Receivable:

Mortgage, equipment and other notes receivable consist of the following at December 31:

	(In thousands)
	2006	2005

Outstanding principal	$87,437	$93,332
Accrued interest income	840	742
Deferred financing income	(118)	(129)
Allowance for uncollectible notes	(5,439)	(5,706)
	$82,720	$88,239

Approximately $73.1 million and $79.0 million of the outstanding principal balance as of December 31, 2006 and 2005, respectively, is secured by mortgages. The remaining principal is secured by franchise restaurant equipment and other collateral. The loans carry interest rates ranging from 2.4 percent to 10.8 percent. The loans are due in monthly installments with maturity dates ranging from 2007 to 2025 and generally prohibit prepayment for certain periods or include prepayment penalties. As of December 31, 2006 and 2005, approximately $12.9 million and $16.1 million in notes receivable are considered impaired and approximately $5.6 million and $3.5 million are on non-accrual status with regard to recognition of interest. The Company recognized $1.3 million and $0.3 million of interest income as of December 31, 2006 and 2005, respectively, on impaired loans.

During July 2005, the Company sold mortgage loans receivable of approximately $194 million resulting in a gain of approximately $9.6 million and a related hedge loss of $8.6 million. The gain is reflected in gain on sale of assets in the accompanying statement of income.

Changes in the allowance for loan losses for 2006 and 2005 are summarized as follows:

	(In thousands)
	2006	2005

Balance at beginning of year	$5,706	$7,261
Provision for loan losses	2,542	1,296
Recoveries on loans previously charged off	(1,115)	(1,222)
Interest income reserves	42	124
Loans charged off	(1,736)	(1,753)
Balance at end of year	$5,439	$5,706

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

7.             Securitized Portfolios:

The following table represents the securitized portfolio and all managed loans as of December 31:

	Total principal amount (In thousands)		Principal > 60 days past due (In thousands)
	2006	2005	2006	2005

Mortgage loans	$356,156	$424,684	$3,118	$3,566
Equipment and other loans	11,451	12,593	—	—

Total loans managed or securitized	367,607	437,277	3,118	3,566

Less:
Loans securitized	(280,170)	(343,945)	—	(1,617)

Loans held in portfolio (Note 6)	$87,437	$93,332	$3,118	$1,949

The total loan portfolio managed by the Company, including the loan portfolio managed for others, had net charge-offs during the years ended December 31, 2006, 2005, and 2004 of $3.3 million, $5.6 million, and $7.5 million, respectively.

The following table summarizes cash flows received from and paid to securitization trusts for the years ended December 31:

	(In thousands)
	2006	2005	2004

Servicing fees received	$1,090	$1,298	$1,387
Other cash flows received on retained interests	$1,132	$1,715	$3,820
Servicing advances paid	$(2,841)	$(4,062)	$(3,949)
Collection of servicing advances	$5,153	$4,117	$3,041

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

8.	Intangible Lease Costs:

Intangible lease costs consists of the following at December 31:

	(in thousands)
	2006	2005

Intangible lease origination costs:
Leases in place	$31,536	$28,925
Tenant relationships	12,212	11,936
	43,748	40,861
Less accumulated amortization	(10,360)	(5,108)
	33,388	35,753

Above market lease values	41,278	40,744
Less accumulated amortization	(8,967)	(4,077)
	32,311	36,667

Total	$65,699	$72,420

Above market lease values are amortized against rental income over the remaining terms of the leases acquired in connection with each applicable property. The weighted average amortization period for above market leases is 10.3 years. Leases in place and tenant relationships are amortized over the remaining terms of the leases acquired in connection with each applicable property and the amortization is included in depreciation and amortization expense. The weighted average amortization period for leases in place and tenant relationships are 11.8 years and 8.1 years, respectively. The weighted average amortization period for all intangible assets is 9.4 years.

The Company recognized aggregate amortization expense on intangible assets of approximately $10.2 million and $9.3 million for the years ended December 31, 2006 and 2005, respectively. Based on the balance of intangible assets at December 31, 2006 subject to amortization, the estimated aggregate amortization expense for each of the succeeding five years and thereafter is as follows:

(In thousands)

2007	$ 9,607
2008	8,211
2009	7,130
2010	6,257
2011	5,604
Thereafter	28,890
$65,699

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

9.	Borrowings:

Borrowings consist of the following at December 31:

	2006					2005
	Amount (In thousands)	Average Rate	Capacity	Expected maturity/ retirement date		Amount (In thousands)	Average rate

Revolver (b)	$ 159,000	7.44%	$ 200,000	April 2008	(c)	$ 55,000	5.96%
Term loan (b)	275,000	7.39%	275,000	April 2010	(c)	275,000	5.71%
Senior unsecured notes	300,000	7.50%	300,000	April 2015		300,000	7.50%
Notes payable	—	—	—	—		2,027	6.81%
Mortgage note payable (a)	—	—	—	—		829	8.00%
Mortgage warehouse facilities	397,273	6.43%	455,962	Annual	(c)	122,722	4.78%
Series 2000-A bonds payable	191,493	8.02%	191,493	2009-2017		219,158	7.97%
Series 2001-A bonds payable (a)	—	—	—	—		129,460	3.91%
Series 2001-4 bonds payable	21,392	8.89%	21,392	2009-2013		25,447	8.90%
Series 2001 bonds payable	—	—	—	—		93,137	3.77%
Series 2003 bonds payable	—	—	—	—		8,512	7.95%
Series 2005 bonds payable	241,001	4.72%	241,001	2012		266,487	4.67%
	1,585,159		$1,684,848			1,497,779
Senior unsecured notes premium	1,024					1,146
	$ 1,586,183					$ 1,498,925

(a)	Assumed debt as a result of the 2005 Merger described in Note 2 to the consolidated financial statements.
(b)	As further described below, the Company had an option to exercise $175 million in additional expansion capacity as of December 31, 2006.
(c)
The Company repaid all amounts outstanding as of February 26, 2007 with capital contributions received from Holdco as part of the GE Capital Merger described in Note 20 to the consolidated financial statements.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

9.	Borrowings - Continued:

Revolver and Term Loan. Through December 2004, CNLRP’s short term debt consisted of a $40 million revolving line of credit (the “Revolver”). In February 2005, CNLRP amended the Revolver to increase the capacity from $40 million to $60 million. In February 2005 the Company obtained bridge financing with the lender consisting of a senior collateralized revolving credit facility of up to $125 million and a senior collateralized term loan of up to $650 million. The new revolving credit facility replaced the Company’s previous revolving line of credit. The bridge financing bore interest at a floating rate of the London Interbank Offer Rate, or LIBOR, plus three percent. In March 2005, the Company reduced the capacity to $385 million on the senior collateralized term loan when it paid off $265 million of the outstanding balance and terminated that portion of the bridge financing. In April 2005, the Company entered into a senior credit facility (the “Facility”) with available capacity of $350 million with a syndicate of lenders. The Company paid approximately $4.5 million in fees to the lenders for lending and administrative services related to the financing. In April 2005, the Company drew on the Facility to pay off the outstanding balance and terminate the bridge financing. The Facility consists of a revolving credit facility in an initial amount of $175 million and a term loan in an initial amount of $175 million. This revolver initially bore interest at LIBOR plus 2.25 percent per annum, and the interest rate for the term loan facility is LIBOR plus two percent per annum. The initial maturity date of the revolver is April 2008, with an available one year extension, and the maturity date of the term loan is April 2010. The Company’s obligations under the Facility are guaranteed by substantially all of the Company’s subsidiaries and are collateralized by a pledge of the ownership interests in certain of its direct and indirect subsidiaries. The Facility provided for an increase of up to $100 million at the option of the borrower to be allocated between the revolver and the term loan. In December 2005, the Company exercised its option and increased the term loan by $100 million under the same terms and conditions as the initial Revolver borrowing. In September 2006, the Company amended the Facility to decrease the interest rate on the revolver, add $200 million optional additional expansion capacity and refine certain terms and definitions. In December 2006, the Company exercised its option to expand $25 million of the $200 million additional capacity. On February 26, 2007, the Company repaid all amounts outstanding as part of the GE Capital Merger described in Note 20 to the consolidated financial statements.

The Company uses fixed and floating rate debt to finance acquisitions, development and maturing debt. These transactions expose the Company to market risk related to changes in interest rates. The Company reviews its borrowings and attempts to mitigate interest rate exposure through the use of long-term debt maturities and derivative instruments, where appropriate. In May 2005, the Company entered into an interest rate swap agreement, for notional borrowings of $175 million which applies to the term loan described above, to protect the Company against fluctuation in the LIBOR rate. Under the interest rate swap agreement, the Company pays a fixed rate of 4.20 percent and receives a floating rate. The floating rate is based on LIBOR. This agreement matures April 1, 2010. The net payments or receipts are recognized as an adjustment to interest expense. The agreement was entered into with a major financial institution, and the Company anticipates that the financial institution will satisfy its obligations under the agreement. As of December 31, 2006, the estimated value of this outstanding derivative instrument was $4.1 million. On February 26, 2007, the Company terminated this swap agreement as part of the GE Capital Merger described in Note 20 to the consolidated financial statements.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

9.	Borrowings - Continued:

Senior Unsecured Notes. In March 2005, Trustreet issued $250 million in senior unsecured notes. In September 2005, Trustreet issued an additional $50 million of notes at a premium. On February 26, 2007, as described further in Note 20 to the consolidated financial statements, Trustreet assigned all of its assets and liabilities to the Company and in connection therewith, Trustreet, the Company, FF-TSY Holding Company II, Inc., as co-issuer, and Wells Fargo Bank National Association, as trustee under the indenture (the “Trustee”), entered into a supplemental indenture amending the original indenture under which the notes were originally issued, pursuant to which the Company succeeded to all of Trustreet’s obligations under the notes and the Indenture. The notes pay interest semi-annually in arrears at the stated rate of 7.5 percent per annum and are due April 2015. The notes are subordinated to all of the Company’s existing and future secured indebtedness. The Company can redeem the notes in whole or in part, at any time on or after April 1, 2010 at specified redemption prices.

Mortgage Warehouse Facilities. As of December 31, 2005, the Company maintained a $100 million and a $160 million mortgage warehouse facility for the short-term financing of properties purchased with an intent to sell. In March 2006, the $160 million mortgage warehouse facility was renewed until March 2007. In May 2006, the $100 million warehouse facility was renewed until May 2007. Both warehouse facilities were renewed under terms substantially similar to the respective previous agreements. During 2006, the Company obtained bridge financing in the amount of $204.5 million through an amendment to the mortgage warehouse facility that was scheduled to mature in May 2007, to repay the Series 2001-A and the Series 2001 bonds that matured during 2006. The amounts borrowed under the amendment were subject to the same terms as the amounts borrowed under the original $100 million mortgage warehouse facility, except that the amounts borrowed under the amendment were scheduled to mature in March 2007. On February 26, 2007, the Company repaid all amounts outstanding under both mortgage warehouse facilities and terminated the agreements as part of the GE Capital Merger described in Note 20 to the consolidated financial statements.

Bonds Payable. Collateral for the Series 2000-A bonds consist of 236 commercial real estate properties operated as restaurants leased to tenants, with a carrying value of $264 million at December 31, 2006. The Series 2000-A bonds bear interest at a weighted average fixed rate of 8.0 percent per annum. The bond indenture provides for an optional redemption at their remaining principal balance when remaining rents due under the leases that serve as collateral are less than ten percent of the aggregate initial rents due under the leases.

In February 2005, the Company acquired through the 2005 Merger, Triple Net Lease Mortgage Notes Series 2001-A. These bonds, along with the Series 2001 bonds bore interest at LIBOR plus 48 basis points per annum plus associated fees of approximately 48 basis points, amortized over 15 years and matured in August and October 2006, respectively. As described above, the Company obtained bridge financing in the amount of $204.5 million to repay these bonds. The associated interest rate cap agreements expired in 2006.

During 2006, the Company incurred debt issuance costs totaling $3.3 million in connection with an anticipated secured financing to repay the bridge financing on the Series 2001-A and Series 2001 bonds. The costs consisted primarily of legal and auditing fees, rating agency fees, and environmental studies. As a result of the GE Capital Merger on February 26, 2007, the plans for the secured financing were abandoned and all related debt issuance costs were written off and included in general operating and administrative expenses as of December 31, 2006. (See Note 20 to the consolidated financial statements.)

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

9.	Borrowings - Continued:

Collateral for the Series 2001-4 bonds consists of 49 mortgage loans that had a carrying value of approximately $34 million as of December 31, 2006. The Series 2001-4 bonds bear interest at a rate of 8.90 percent per annum. The bond indenture requires monthly principal and interest payments received from mortgage loan borrowers to be applied to the bonds. The bond indenture also provides for an optional redemption of the bonds at their remaining principal balance when the remaining amounts due under the loans that serve as collateral for the bonds are less than ten percent of the aggregate amounts due under the loans at the time of issuance.

The Series 2003 bonds required monthly principal and interest payments received from borrowers to be applied to the bond. The notes bore interest at LIBOR plus 600 basis points. In November 2006, the Company acquired approximately $0.53 million in remaining notes outstanding from an unrelated third party. In December 2006, the Company legally extinguished the Series 2003 bonds and received approximately $0.56 million upon terminating the associated interest rate cap agreement.

In March 2005, the Company completed a $275 million offering of Triple Net Lease Mortgage Notes, Series 2005 (the “Series 2005 Bonds”). The notes bear interest at a fixed rate plus associated fees of approximately 39 basis points, amortize over twenty years and have an expected final maturity date in 2012. The notes are collateralized by 310 properties with a combined carrying value of approximately $301 million at December 31, 2006. The notes include covenants relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained, then principal payments may be accelerated.

The Series 2000-A bonds also include certain covenants relating to delinquency percentages or debt service coverage. If certain ratios are exceeded or not maintained certain cash flows normally remaining in excess of the scheduled principal and interest payments are required to be used for additional debt reduction. Due primarily to tenant defaults and bankruptcies in 2003 and 2004, the Company was required to make additional debt reductions of approximately $2.5 million and $2.1 million during the years ended December 31, 2006 and 2005, respectively, as a result of exceeding certain ratios in the net lease pools.

Through March 2005, the Company entered into four interest rate swaps which were designated as hedges for the Series 2005 Bonds, and recorded other comprehensive income of $1.7 million relating to these instruments. The Company terminated these four interest rate swaps in March 2005 when the Company completed its offering of the Series 2005 Bonds and received $1.7 million in proceeds. The Company is amortizing the $1.7 million recorded in other comprehensive income into earnings over the expected maturity of the Series 2005 Bonds. The Company recognized approximately $0.4 million of that amount in earnings during each of 2006 and 2005.

Series B Preferred Stock. The 2005 Merger triggered a redemption provision of the USRP Series B Preferred Stock, as a result of which, the Company recorded this preferred stock as an obligation. A $32.5 million obligation was recorded as part of the 2005 Merger and included a redemption premium of $7.5 million. The holders of the preferred stock exercised their redemption options in March 2005.

Some sources of debt financing require that the Company maintain certain standards of financial performance, such as a fixed-charge coverage ratio, a tangible net worth requirement and a restriction on the level of secured debt, and may restrict the amount or timing of common stock dividend payments. Any failure to comply with the terms of these debt covenants would constitute a default and could create an immediate need to find alternative borrowing sources. The Company was in compliance with all of its covenants at December 31, 2006. Certain covenants may be suspended if as a result of the GE Capital Merger, the Senior Unsecured Notes are given an investment grade rating.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

9.	Borrowings - Continued:

The following schedule of future principal payments on outstanding indebtedness at December 31, 2006 reflects the annual maturities of the warehouse facilities and assumes that bonds payable amortize in accordance with estimated payment amounts. Most of the debt maturing in 2007, 2008, and 2010 was repaid in connection with the GE Capital Merger, as described in Note 20 to the consolidated financial statements.

(In thousands)

2007	$ 422,130
2008	186,312
2009	30,693
2010	308,574
2011	36,032
Thereafter	601,418
$1,585,159

10.   Fair Value of Financial Instruments:

The Company believes that the carrying value of its cash and cash equivalents, accounts receivables, accounts payable and other accruals approximate fair value because of their short term maturities. The Company believes that the carrying amount of mortgage and other notes receivables approximate fair value based on current rates which similar loans would be made to borrowers with similar credit and for similar maturities. The Company’s other investments are recorded at fair value which was derived based on a discounted cash flow analysis applying assumptions regarding the amount and timing of future cash flows. At December 31, 2006 and 2005, the fair value of the Company’s Series 2005 bonds payable was $235.8 million and $217 million, respectively, based upon secondary market activity. At December 31, 2006 and 2005, the fair value of the Company’s Series 2000-A bonds payable was $202.3 million and $304 million, respectively, based upon secondary market trading. The Senior Unsecured Notes traded at approximately the same amount as their carrying value until the GE Capital Merger announcement on October 30, 2006. Through December 31, 2006 these bonds traded at 108, or a substantial premium. The Company believes that the carrying amount of the Company’s other debt approximates fair value based upon secondary market trading.

11.	Income Tax:

Prior to the completion of the GE Capital Merger, Trustreet operated, through its subsidiaries, as a REIT and had elected to be taxed as a REIT. The Company generally was not subject to federal corporate income taxes on amounts distributed to stockholders, providing it distributed at least 90 percent of its taxable income and met certain other requirements for qualifying as a REIT. Earnings and profits, which determine the taxability of dividends to stockholders, differ from reported net income as a result of differing treatment of items for financial versus tax reporting, such as different lives and methods used to depreciate investment properties. Certain of Trustreet’s wholly owned subsidiaries had elected to be treated as taxable REIT subsidiaries which were subject to taxation at regular corporate income tax rates. As a result of the GE Capital Merger on February 26, 2007, Trustreet ceased to exist and the surviving entity in the GE Capital Merger and all of its corporate subsidiaries became subject to taxation at regular corporate tax rates.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

11.	Income Tax - Continued:

Trustreet’s subsidiary, CNL Restaurant Capital Corp., elected to be treated as a taxable REIT subsidiary (“TRS”) pursuant to the provisions of the REIT Modernization Act. As a TRS, it and its subsidiaries were able to engage in activities resulting in income that would not have been eligible REIT income under the federal income tax statute and regulations. A second less significant TRS began operations during 2002 and was also subject to federal and state income taxes. Effective with the 2005 Merger, the TRS activities of USRP and CNLRP’s smaller TRS combined to form a single consolidated TRS.

The purchase of real property with the intent to resell; the property improvement and redevelopment of real property; and the operations of convenience and gas stations and restaurants, all of which, among other activities, are conducted within the TRS, are treated as discontinued operations.

On March 31, 2005, other subsidiaries of Trustreet purchased from the TRS a 100 percent interest in a partnership that held a pool of mortgage loans collateralizing a $160.8 million note payable carrying a variable interest rate (the “Loan Transfer”). A portion of this variable interest rate was fixed through the initiation of a hedge transaction. This hedge met the definition of a cash flow hedge, and as a result, changes in its value were reported in other comprehensive income (“OCI”), net of applicable income taxes at the then applicable effective tax rate.

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

The components of the net deferred tax asset which is included in other assets consist of the following at December 31:

	(In thousands)
	2006	2005

Deferred tax asset:
Loan valuation and related hedge differences	$3,746	$3,980
Loan origination fees	149	262
Real estate loss reserves	118	577
Reserve for investment losses	2,014	2,014
Fixed assets	(2,034)	(2,343)
Timing difference in unconsolidated subsidiaries	1,724	488
Other	1,335	581
Net recorded deferred tax asset	$7,052	$5,559

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

11.	Income Tax - Continued:

The income tax provision of $4.4 million, $10.0 million, and $10.9 million for the years ended December 31, 2006, 2005, and 2004, respectively, have been allocated to discontinued operations. The consolidated provision for income taxes from continuing operations differs from the amount computed by applying the federal statutory rate of 35 percent for 2006, 2005 and 2004 to income before taxes for each of the years ended December 31:

	(In thousands)
	2006	2005	2004

Expected tax at US statutory rate	$7,172	$7,471	$2,420
REIT income not subject to US income tax (dividend paid deduction)	(14,641)	(16,293)	(8,001)
Benefit allocated to discontinued operations	7,469	8,822	5,581
Change in valuation allowance	—	—	—

Provision for income taxes from continuing operations	$—	$—	$—

As a result of a 1999 acquisition of certain companies, the Company acquired assets with a tax basis that is lower than their carrying value. The Company has not reflected a deferred tax liability as a result of this transaction.

12.           Distributions:

As discussed in Notes 1 and 2, in the 2005 Merger, CNLRP was treated as the acquiror for financial statement purposes while Trustreet Properties, formerly known as U.S. Restaurant Properties, Inc. (USRP), is the legal and tax survivor. The following unaudited distribution information is based on taxable earnings and profits for the calendar year which includes the taxable activity of USRP for January 1, 2005 through February 24, 2005 and the taxable activity of the merged company from February 25, 2005 through December 31, 2006.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

12.           Distributions - Continued:

The distributions to the common stockholders in 2006 and 2005 were deemed to be 67.50 percent and 77.18 percent taxable income, respectively, and 32.50 percent and 22.82 percent return of capital, respectively. The 2006 and 2005 distribution to all classes of preferred shareholders was 100 percent taxable income. Specifically, the distributions were characterized as follows for the years ended December 31:

	(Unaudited)
	2006		2005
	Common Shareholders	Preferred Shareholders (all classes)	Common Shareholders	Preferred Shareholders (all classes)

Ordinary income	51.61%	76.46%	62.24%	80.64%
Qualified dividend income	7.61%	11.27%	14.45%	18.73%
Capital gain distribution	6.07%	8.99%	—	—
25% Section 1250 unrecaptured gain	2.21%	3.28%	0.49%	0.63%
Total taxable income	67.50%	100.00%	77.18%	100.00%

Return of capital	32.50%	—	22.82%	—

Total	100.00%	100.00%	100.00%	100.00%

For the period from January 1, 2005 through February 25, 2005, 30 percent of the distributions received by CNLRP stockholders were considered to be ordinary income and 70 percent were considered to be return of capital.

For the year ended December 31, 2004, 22 percent of the distributions received by CNLRP stockholders were considered to be ordinary income, 69 percent were considered a return of capital, seven percent were qualified dividends and two percent were capital gains for federal income tax purposes. There was no preferred stock outstanding during 2004.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

13.           Related Party Transactions:

The following table and disclosures summarize related party transactions with affiliated entities for the years ended December 31:

	(In thousands)
Amounts received (paid):	2006	2005	2004

Services purchased from affiliates (1)	$(109)	$(927)	$(2,268)

Rental and other expenses to affiliates for office space (2)	$(1,666)	$(1,621)	$(1,411)

Dealer servicing fee (3)	$—	$1,747	$(1,493)

Servicing fees from affiliates (4)	$1,090	$1,401	$2,884

Referral fees from the Bank (5)	$—	$—	$1,657

(1)
Services purchased from affiliates include human resources, tax planning and compliance, computer systems support, investor relations and other services. Post 2005 Merger, the Company performed substantially all of these functions internally.

(2)
In May 2002, the Company purchased a combined five percent partnership interest in CNL Plaza, Ltd. and CNL Plaza Venture, Ltd. (the “Plaza”) which owned and operated the office tower in which the Company headquarters are located, for $0.2 million. Affiliates of two members of the Board of Directors, including the Chairman, own the partnership interests. The Company severally guaranteed 8.33 percent of an unsecured promissory note on behalf of the Plaza which equated to $1.2 million of the $14 million unsecured promissory note. During 2006, the Company sold its five percent interest in CNL Plaza, Ltd. to CNL Corporate Investors, Ltd., an affiliate of the Chairman of the Board at the time for $2.2 million and was released from the guarantee by the lender. The Company is entitled to additional sales proceeds if the office tower is sold within 36 months of the sale of the Company’s partnership interest in the Plaza. This transaction has not met the criteria for sales recognition for financial reporting purposes, and as a result, the Company recorded the proceeds as a liability. The Company received distributions of $0.10 million during each of the years ended December 31, 2006 and 2005 from the Plaza. Since November 1999, the Company has leased its office space from CNL Plaza, Ltd., an affiliate of a member of the Company’s board of directors at the time. The Company’s lease expires in 2014 and provides for scheduled rent increases over the term of the lease. Rental and other expenses for the years ended December 31, 2006 and 2005 include accrued rental expense (the additional rent expense resulting from the straight-lining of scheduled rent increases over the term of the lease) and executory costs. Future commitments due under the office space operating lease are as follows at December 31, 2006:

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

13.            Related Party Transactions - Continued:

(In thousands)

2007	$1,480
2008	1,525
2009	1,570
2010	1,617
2011	1,666
Thereafter	4,994

$12,852

(3)	During 2005, the Company received a refund of approximately $1.7 million in soliciting dealer servicing fees from an affiliate in connection with the Company’s previous common stock offerings.

(4)
Property management and other administrative services provided to affiliates investing in restaurant net lease properties and loans. During 2005, these affiliates became part of the Company as a result of the 2005 Merger.

(5)
During the year ended December 31, 2004, the Company received referral fees paid by the Bank, a partner in the specialty finance segment through January 1, 2005, under a business referral program between the Company and the Bank. The Company did not receive any referral fees from the Bank in 2006 and 2005.

During 2004, CNL Financial Group (“CFG”), an affiliate, advanced $10.9 million to the Company in the form of a demand balloon promissory note. The loan bore interest at a rate of LIBOR plus 2.5 percent or at the base rate as defined in the agreement. The balance outstanding as of December 31, 2004 was $35.8 million, which included accrued interest. In April 2005, the Company paid the demand balloon promissory note in full to CFG in the amount of $36.4 million, including accrued interest.

During the year ended December 31, 2002, a tenant and borrower of the Company assigned loans in the amount of $7.5 million to Restaurants Acquisitions I, LLC, an affiliate of the Chairman. The Company agreed to the assignment and advanced an additional $3.6 million to the affiliate in exchange for an $11.1 million participating note. The note was amended during 2004 to remove the participating feature and change the maturity date from May 2014 to December 2007. The note bears interest at a rate of ten percent per annum. The Company earned $1.1 million in interest income from the affiliate during each of the years 2006, 2005, and 2004. During the year ended December 31, 2006, the Company recorded a $2.5 million provision for loan losses related to this loan due to financial difficulties of the borrower.

During the year ended December 2003, OrangeDen, LLC, a subsidiary engaged in restaurant operations, entered into a collateral contribution agreement (‘the Agreement”) with two separate affiliates, CFG and Cherry Den, LLC, to provide collateral for a letter of credit to an insurance company for worker’s compensation and general liability coverage relating to employees leased to the restaurant operations within the real estate segment. The collateral consisted of certificates of deposit with one-year terms amounting to $353,000 and was included in real estate and restaurant assets held for sale at December 31, 2003 relating to this Agreement. In December 2004, the Company sold its interest in OrangeDen, LLC, to Cherry Den, LLC, an affiliate of the Chairman and Vice Chairman of the Board of Directors at the time. The Company received $0.7 million in proceeds from the sale and recognized a net gain of $1.2 million, which included the recognition of $0.8 million in gains on the sales of real estate used in the restaurant operations, which had previously been deferred.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

14.	Stock Options and Restricted Shares:

Trustreet adopted USRP’s Flexible Incentive Plan (the “Plan”) during 2005. Under the Plan, Trustreet could at any time, grant shares of restricted Trustreet common stock or stock options to purchase Trustreet common stock as long as the aggregate outstanding options granted were equal to or less than 4.9% of Trustreet’s issued and outstanding shares of common stock at the date of grant. Options could be exercised through either the payment of cash or the transfer of shares of the Company’s common stock owned by the optionee, at the Company’s discretion. Following the GE Capital Merger, the Company no longer maintains any equity compensation plan.

No stock options were issued during the years ended December 31, 2006 or 2005, and previously granted options were fully vested as of the date of the 2005 Merger. As a result, no compensation cost was recognized relating to stock options during the years ended December 31, 2006 or 2005. Early adoption of FAS 123(R), and the change from applying the original provisions of SFAS No. 123, did not have an impact on income from continuing operations, net income, cash flow from operations and cash flow from financing activities, for the years ended December 31, 2006 or 2005.

The following is a summary of options outstanding by range of exercise price as of December 31:

	2006	2005

Options outstanding (in thousands)	4	12
Average option price per share	$12.23	$14.36
Weighted average contractual life (years)	1.43	1.38
Options exercisable (in thousands)	4	12
Average option price per share	$12.23	$14.36

The following is a summary of stock option activity for the year ended December 31, 2006:

	Number of options (in thousands)	Weighted average exercise price at grant date

Options outstanding at December 31, 2005	12	$ 14.36
Exercised	(8)	$15.50
Forfeited	—	$—
Expired	—	$—

Options outstanding and exercisable at December 31, 2006	4	$12.23

On February 26, 2007, as part of the GE Capital Merger, the option holders were given merger consideration for their outstanding options and the Company also terminated the Plan as described in Note 20 to the consolidated financial statements.

During 2006 and 2005, Trustreet granted 0.2 million and 0.1 million shares, respectively, of non-vested common stock to members of its board of directors and certain employees. Compensation expense for the non-vested stock is determined based upon the fair value at the date of grant and is recognized over the vesting periods. For the years ended December 31, 2006 and 2005, Trustreet recognized $1.0 million and $0.5 million, respectively, of such compensation expense.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

14.	Stock Options and Restricted Shares - Continued:

The following is a summary of the status of Trustreet’s non-vested shares as of December 31, 2006 and changes during the year ended December 31, 2006:

	Number of shares (in thousands)	Weighted average fair value at grant date

Non-vested shares at beginning of period	120	$16.98
Granted	172	$14.78
Vested	(48)	$16.28
Forfeited	(3)	$16.47

Non-vested shares at December 31, 2006	241	$15.55

As of December 31, 2006, there was $2.4 million of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the Plan. The weighted-average grant-date fair value of shares granted during 2005 was $17.01. The total fair value of shares vested during the year ended December 31, 2006 was $0.7 million. In connection with the GE Capital Merger, the Company terminated the Plan. All outstanding unvested shares of our restricted common stock accelerated and became fully vested in accordance with the provisions of the Plan as described in Note 20 to the consolidated financial statements.

15.	Stockholders’ Equity:

On February 25, 2005, in accordance with the terms of the 2005 Merger, approximately 45.2 million shares of CNLRP common stock were converted into 35.2 million shares of Trustreet common stock and 7.2 million newly issued shares of Trustreet’s Series C Preferred Stock.

Outstanding Warrants - At December 31, 2006, three investors had outstanding warrants to purchase 0.4 million shares of Trustreet common stock at an exercise price of $16.39 per share. The warrants became exercisable on October 10, 2003 and expire between 2010 and 2011. At December 31, 2006, 0.4 million shares of common stock were reserved for that purpose.

During the year ended December 31, 2005, Trustreet issued 1.4 million shares of common stock through a controlled equity program and issued 8.05 million shares through a public offering totaling $129.9 million in proceeds, net of stock issuance costs. Trustreet sold the shares of common stock at a range of $14.25 to $16.67.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

15.	Stockholders’ Equity - Continued:

Redeemable Preferred Stock

Series A Preferred Stock - The Series A Preferred Stock had a liquidation preference of $25.00 per share. The Series A Preferred Stock was redeemable, in whole or in part, at the option of Trustreet, (i) for such number of shares of Trustreet common stock as were issuable at a conversion rate of 0.9384 shares of Trustreet common stock for each share of Series A Preferred Stock, provided that for 20 trading days within any period of 30 consecutive trading days, including the last trading day of such period, the closing price of the common stock on the New York Stock Exchange equaled or exceeded the conversion price, subject to adjustment in certain circumstances, plus cash in the amount of any accrued and unpaid dividends, or (ii) for cash at a redemption price equal to $25.00 per share of Series A Preferred Stock, plus any accrued and unpaid dividends. The Series A Preferred Stock had no stated maturity and was not subject to a sinking fund provision. Shares of Series A Preferred Stock were convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of common stock at a conversion price of $26.64 per share of common stock (equivalent to a conversion rate of 0.9384 shares of common stock). Distributions on Series A Preferred Stock were cumulative and were equal to the greater of (i) $1.93 per annum or (ii) the cash distribution paid or payable on the number of shares of common stock into which a share of Series A Preferred Stock was convertible. Holders of Series A Preferred Stock were entitled to receive dividends in parity with holders of Series C Preferred Stock and in preference to any dividends to common stockholders. In connection with the GE Capital Merger, each share of Series A Preferred Stock that was outstanding immediately prior to the effective time of the GE Capital Merger, other than shares owned by Trustreet, its subsidiaries, or Merger Sub, was converted into, and cancelled in exchange for, the right to receive, without interest and less any applicable withholding taxes, cash in the amount of $25.00, plus any accrued and unpaid dividends through and including February 26, 2007.

Series C Preferred Stock - Trustreet’s 7.5 percent Series C Preferred Stock had a liquidation preference of $25.00 per share. The Series C Preferred Stock was not redeemable prior to February 25, 2009, unless the Board of Directors determined that such a redemption was necessary or advisable to preserve the status of the Company as a REIT or upon liquidation of the Company. On and after February 25, 2009, and with appropriate notice, the Series C Preferred Stock was redeemable, in whole or in part, at the option of the Company for cash at a redemption price of $25.00 per share, plus all accrued and unpaid dividends thereon to and including the date fixed for redemption, without interest. If fewer than all of the outstanding shares of Series C Preferred Stock were to be redeemed, the Series C Preferred Stock to be redeemed would have been redeemed pro rata (as nearly as may be practicable without creating fractional shares), by lot or by any other equitable method determined by the Company that would not have resulted in a violation of the Ownership Limit, provided that such method satisfied any applicable requirements of any securities exchange on which the Series C Preferred Stock were then listed or any national quotation system on which the Series C Preferred Stock were then quoted. If such redemption were to be by lot and, as a result of such redemption, any holder of a number of shares of Series C Preferred Stock would become a holder of a number of shares of Series C Preferred Stock in excess of the Ownership Limit because such holders of shares of Series C Preferred Stock were not redeemed, or would have redeemed only in part, then, except as otherwise provided in the Articles of Incorporation, the Company would have redeemed the requisite number of Series C Preferred Stock of such holder such that such holder would not violate the Ownership Limit subsequent to such redemption. Shares of Series C Preferred Stock were convertible, in whole or in part, at the option of the holder at any time, unless previously redeemed, into shares of common stock at an initial conversion price of $19.50 (equivalent to a conversion rate of 1.28205 shares of common stock for each share of Series C Preferred Stock). Distributions on Series C Preferred Stock were cumulative and were equal to $1.875 per share per annum. Holders of Series C Preferred Stock were entitled to receive dividends in parity with holders of Series A Preferred Stock and in preference to any dividends to common stockholders. Upon liquidation, holders of Series C Preferred Stock were entitled to receive distributions in

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

15.	Stockholders’ Equity - Continued:

parity with holders of Series A Preferred Stock and in preference to any distributions to common stockholders. On February 26, 2007 each share of Trustreet’s Series C Preferred Stock outstanding immediately prior to the effective time of the GE Capital Merger was converted into, and cancelled in exchange for, the right to receive one share of 7.5 percent Series C Redeemable Convertible Preferred Stock of Merger Sub. Pursuant to the dissolution and liquidation of Merger Sub, holders of Merger Sub Series C Preferred Stock received $25.00 plus accrued and unpaid dividends through the date of payment for each share of Merger Sub Series C Preferred Stock they received in the GE Capital Merger, as described in Note 20 to the consolidated financial statements.

Computation of Earnings Per Common Share - For the years ended December 31, 2006, 2005 and 2004, basic and diluted earnings per common share for income (loss) from continuing operations available to common stockholders has been computed as follows:

	Year ended December 31, (in thousands)
	2006	2005	2004

Numerator:
Income from continuing operations	$19,744	$5,275	$3,152
Gain on sale of assets	747	9,643	135
Less: Preferred stock dividends	(28,703)	(24,448)	—

Income/(loss) from continuing operations available to common stockholders	$(8,212)	$(9,530)	$3,287

Denominator:
Basic and diluted weighted average number of shares outstanding (1) (2) (3)	67,274	55,053	35,032

Basic and diluted income/(loss) from continuing operations allocable to common stockholders per share	$(0.12)	$(0.17)	$0.09

(1)
For the year ended December 31, 2006, the potential dilution from the Company’s outstanding Common Stock Equivalents was anti-dilutive to the loss from continuing operations per share calculation. As such, the Company excluded stock options to purchase approximately 0.004 million shares of common stock, warrants to purchase 0.4 million shares of common stock, restricted stock of approximately 0.2 million shares and the conversion of Series A and Series C Preferred Stock into 16.6 million shares of common stock from the computation of diluted earnings per share as these Common Stock Equivalents were anti-dilutive.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

15.	Stockholders’ Equity - Continued:

(2)
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

(3)	For the year ended December 31, 2004, the Company did not have any Common Stock Equivalents.

The following unaudited presentation assumed that the Series C Preferred Stock issued to the CNLRP stockholders in connection with the 2005 Merger was outstanding for all periods presented.

	(In thousands) Year ended December 31,

	2005	2004

Historical income (loss) from continuing operations and gain of sale of assets less preferred stock dividends	$ (3,101)	$ 7,119
Proforma adjustment for Series C Preferred Stock dividends	(2,264)	(13,583)
Proforma loss from continuing operations allocable to common stockholders	$ (5,365)	$ (6,464)

Basic and diluted proforma earnings (loss) per share:

From continuing operations	$ (0.10)	$ (0.18)
From discontinued operations	0.78	1.00
	$ 0.68	$ 0.82

16.           Concentration of Credit Risk:

No individual lessee or borrower (or affiliated groups of lessees or borrowers) or restaurant chain represented more than ten percent of the Company's revenues relating to its properties, loans and secured equipment leases during the years ended December 31, 2006, 2005, and 2004.

Although the Company's properties are geographically diverse throughout the United States and lessees and borrowers operate a variety of restaurant concepts, 20 restaurant chains constitute 73 percent of the Company’s properties. Failure of any one of these restaurant chains or any significant lessees or borrowers could significantly impact results of operations if the Company is not able to timely protect its interest.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

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

	Year ended December 31, 2006 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$207,236	$13,927	$(5,105)	$216,058

Expenses:
General operating and administrative	20,121	23,798	(4,356)	39,563
Interest expense	93,769	8,496	(318)	101,947
Property expenses, state and other taxes	10,718	239	(155)	10,802
Depreciation and amortization	35,833	2,734	—	38,567
Impairment provisions on assets	4,912	—	—	4,912
Minority interest net of equity in earnings	523	—	—	523
	165,876	35,267	(4,829)	196,314
Discontinued operations:
Income from discontinued operations, net of income tax	20,388	28,804	—	49,192

Gain on sale of assets	747	—	—	747

Net income/(loss)	$62,495	$7,464	$(276)	$69,683

Assets at December 31, 2006	$2,233,227	$478,807	$9,131	$2,721,165

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

17.	Segment Information - Continued:

	Year ended December 31, 2005 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$168,861	$18,432	$(4,917)	$182,376

Expenses:
General operating and administrative	12,853	28,602	(3,485)	37,970
Interest expense	80,539	10,556	(1,021)	90,074
Property expenses, state and other taxes	7,063	481	(406)	7,138
Depreciation and amortization	28,317	1,499	—	29,816
Loss on termination of cash flow hedge	8,558	—	—	8,558
Impairments and provisions on assets	1,832	75	—	1,907
Minority interest net of equity in earnings	250	1,388	—	1,638
	139,412	42,601	(4,912)	177,101
Discontinued operations:
Income from discontinued operations, net of income tax	18,039	31,230	—	49,269

Gain on sale of assets	9,643	—	—	9,643

Net income/(loss)	$57,131	$7,061	$(5)	$64,187

Assets at December 31, 2005	$2,303,459	$379,100	$914	$2,683,473

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

17.	Segment Information - Continued:

	Year ended December 31, 2004 (In thousands)
	Real estate segment	Specialty finance segment	Other	Consolidated Totals

Revenues	$72,577	$29,337	$(3,010)	$98,904

Expenses:
General operating and administrative	8,868	21,515	(1,975)	28,408
Interest expense	29,262	18,314	423	47,999
Property expenses, state and other taxes	543	—	—	543
Depreciation and amortization	10,137	874	—	11,011
Loss on termination of cash flow hedge	—	940	—	940
Impairment provisions on assets	2,684	554	—	3,238
Minority interest net of equity in earnings	61	3,552	—	3,613
	51,555	45,749	(1,552)	95,752
Discontinued operations:
Income/(loss) from discontinued operations, net of income tax	9,562	29,169	—	38,731

Gain on sale of assets	135	—	—	135

Net income/(loss)	$30,719	$12,757	$(1,458)	$42,018

18.	Commitments and Contingencies:

As a result of the 2005 Merger, the Company acquired properties subject to leases where the Company was the lessee under these leases. During the year ended December 31, 2006 and 2005, the Company incurred $3.4 million and $3.3 million, respectively, in ground rent expense related to such leases, with such amounts recorded as property expenses. The remaining lease terms (including renewal option terms, as applicable) expire between 2007 and 2028. Minimum future lease obligations at December 31, 2006 are as follows:

(In thousands)
2007	$2,661
2008	2,355
2009	2,068
2010	1,769
2011	1,642
Thereafter	14,845
$25,340

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2006

18.	Commitments and Contingencies - Continued:

In the ordinary course of business, the Company has outstanding commitments to qualified borrowers and tenants. These commitments, including development agreements, if accepted by the potential tenants, obligate the Company to purchase sale leaseback properties. At December 31, 2006, the Company had committed to purchase $28.3 million in real estate properties.

As part of the 2005 Merger, the Company assumed certain agreements in connection with certain gas station properties, that obligate the Company to pay a release price should a gas station property change gas brands. The agreements are customary in the retail petroleum industry. Some, but not all, of the agreements release the Company from the aforementioned obligation upon the sale of the property to a third party.

In connection with the announcement of the 2005 Merger, on January 18, 2005, Robert Lewis and Sutter Acquisition Fund, LLC, two limited partners in several Income Funds, filed Plaintiffs’ Corrected Original Petition for Class Action, Cause No. 05-00083-F, a purported class action lawsuit on behalf of the limited partners of the Income Funds against the Company, USRP, the Income Funds and the general partners (Mr. Seneff, Mr. Bourne and CNL Realty Corporation) of the Income Funds, and subsidiaries of the Company in the District Court of Dallas County, Texas (the “Court”). The complaint alleged that the general partners of the Income Funds breached their fiduciary duties in connection with the proposed 2005 Merger between the Income Funds and USRP and that the Company, subsidiaries of the Company and USRP aided and abetted in the alleged breaches of fiduciary duties. The complaint further alleged that the Income Fund general partners violated provisions of the Income Fund partnership agreements and demanded an accounting as to the affairs of the Income Funds. On April 26, 2005, a supplemental plea to jurisdiction was held. On May 2, 2005, the plaintiffs filed their First Amended Petition for Class Action. In the Amended Petition the plaintiffs did not add any parties or claims, but they did add allegations that the general partners of the Income Funds, with CNLRP and USRP, prepared and distributed a false and misleading final proxy statement filing to the limited partners of the Income Funds and the shareholders of CNLRP and USRP. The plaintiffs are seeking unspecified compensatory and exemplary damages and equitable relief, which also included an injunction preventing the defendants from proceeding with the 2005 Merger. On May 26, 2005, the Court entered a Final Order Dismissing Action for lack of subject matter jurisdiction. On June 22, 2005, the plaintiffs filed a Notice of Appeal of the Order of Dismissal. On September 7, 2005, the plaintiffs filed an appellants’ brief. On November 7, 2005, the Company and the other defendants filed an appellees’ brief. On December 12, 2005, the plaintiffs filed a brief in reply. On September 21, 2006, the plaintiffs submitted a letter brief to the Court of Appeals setting forth additional arguments; the defendants filed a responsive letter brief on September 25, 2006. The Court of Appeals heard oral argument on September 27, 2006. As of March 29, 2007, the Court of Appeals has not yet issued its decision. Management of the Company believes the claims against the Company are without merit and intends to vigorously defend against such claims. Notwithstanding a potential success in this action, we could be required to indemnify the former general partners of the Income Funds under the terms of the partnership agreements that previously governed the Income Funds.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

18.	Commitments and Contingencies - Continued:

In connection with the GE Capital Merger announcement, on October 31, 2006, a purported shareholder class action lawsuit related to the GE Capital Merger Agreement was filed in the Circuit Court for Baltimore County, Maryland naming the Company, each of its directors and GE Capital Solutions as defendants.  The lawsuit, Dr. Hila Louise-Chashin-Simon Foundation, Inc. v. Trustreet Properties, Inc., et al (Case No. C-06-11890), alleges, among other things, that the $17.05 per share in cash paid to the holders of Company common stock in connection with the GE Capital Merger is inadequate, that the individual director defendants breached their fiduciary duties to the stockholders of the Company in negotiating and approving the GE Capital Merger, that GE Capital Solutions aided and abetted the director defendants in such alleged breach and that all defendants conspired in such breach.  The complaint seeks the following relief: (i) a declaration that the lawsuit is properly maintainable as a class action and a certification of the plaintiff as a class representative; (ii) a declaration that the director defendants breached their fiduciary duties owed to the plaintiff and other members of the class, that GE Capital Solutions aided and abetted such breaches and that all defendants conspired in such breaches; (iii) equitable relief enjoining the GE Capital Merger and, if such transaction is consummated, rescinding the transaction; (iv) appropriate damages; and (v) an award of attorneys’ and experts’ fees to the plaintiff.  The Company believes that this lawsuit is without merit and intends to vigorously defend the action.

The Company has agreed to pay Banc of America Securities (“BofA”) for its services in connection with the GE Capital Merger an aggregate fee of up to $13.6 million, $1.2 million of which was expensed in 2006 and a significant portion of which was contingent upon the completion of the GE Capital Merger. BofA received a payment of $12.8 million on February 26, 2007 upon completion of the GE Capital Merger.

During 2006, the Company planned to obtain secured financing to repay the temporary bridge financing of $204.5 million described under Note 9 to the consolidated financial statements. The Company committed to pay a breakage fee of $1.0 million to the proposed provider of the secured financing if plans for the secured financing were abandoned. (See Note 20 to the consolidated financial statements.)

The Company may be subject to claims or litigation in the ordinary course of business. At December 31, 2006, there were no outstanding claims against the Company in the ordinary course of business that are expected to have a material adverse effect on the Company’s financial position or results of operations.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

19.           Selected Quarterly Financial Data (Unaudited):

The following table presents selected unaudited quarterly financial data for each fiscal quarter during the years ended December 31, 2006 and 2005:

	(In thousands except for per share data)

2006 Quarter	First	Second	Third	Fourth	Year

Continuing operations:
Revenues (1)	$54,704	$53,221	$53,444	$54,689	$216,058

Earnings/(loss) from continuing operations allocable to common stockholders (1)(2)(3)	$972	$466	$1,078	$(10,728)	$(8,212)

Discontinued operations:
Earnings and gains from discontinued operations, net (1)	9,808	14,070	8,987	16,327	49,192

Net income allocable to common stockholders	$10,780	$14,536	$10,065	$5,599	$40,980

Net income/(loss) per share of common stock (basic and diluted):

Continuing operations (1)	$0.01	$0.01	$0.02	$(0.16)	$(0.12)

Discontinued operations (1)	$0.15	$0.21	$0.13	$0.24	$0.73

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

19.           Selected Quarterly Financial Data (Unaudited) - Continued:

	(In thousands except for per share data)
2005 Quarter	First	Second	Third	Fourth	Year

Continuing operations:
Revenues (1)	$32,142	$48,563	$50,077	$51,594	$182,376

Earnings/(loss) from continuing operations allocable to common stockholders (1)(2)(3)	$(5,393)	$(4,495)	$710	$(352)	$(9,530)

Discontinued operations:
Earnings and gains from discontinued operations, net (1)	5,919	15,468	10,978	16,904	49,269

Net income allocable to common stockholders	$526	$10,973	$11,688	$16,552	$39,739

Net income/(loss) per share of common stock (basic and diluted):

Continuing operations (1)	$(0.10)	$(0.08)	$0.01	$0.00	$(0.17)

Discontinued operations (1)	$0.11	$0.27	$0.19	$0.32	$0.89

(1)
The results of operations relating to properties that were either disposed of or that were classified as held for sale during the year ended December 31, 2006 and 2005 are reported as discontinued operations.

(2)	Earnings/(loss) from continuing operations allocable to common stockholders includes income from continuing operations and gain/(loss) on sale of assets, net of dividends to preferred stockholders.

(3)
During the fourth quarter of 2006, the Company recorded a $2.5 million provision for loan loss, as described in Note 13 to the consolidated financial statements. During the fourth quarter of 2006, as a result of the GE Capital Merger and the abandonment of the plans for an anticipated secured financing transaction, the Company wrote-off approximately $3.3 million relating to previously incurred debt issuance costs, as described in Note 9 to the consolidated financial statements. In connection with the GE Capital Merger, during the fourth quarter of 2006, the Company also incurred approximately $3.0 million in due diligence and other internal and external costs. These amounts are included in earnings/(loss) from continuing operations allocable to common stockholders.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006, 2005 and 2004

20.	Subsequent Events:

On February 26, 2007, Trustreet engaged in two distinct but related transactions:

•
The assignment by Trustreet to the Company (which immediately prior to such assignment was a newly-formed direct wholly owned subsidiary of Trustreet) of all of its assets and liabilities (the “Assignment and Assumption”); and

•
Immediately following the Assignment and Assumption, the GE Capital Merger of Trustreet with and into TSY-FF Acquisition Company, Inc., a Maryland corporation and an indirect wholly owned subsidiary of GE Capital (“Merger Sub”), pursuant to that certain Agreement and Plan of GE Capital Merger, dated as of October 30, 2006, as amended (the “GE Capital Merger Agreement”) by and among Trustreet, CNL APF Partners, LP, a Delaware limited partnership and indirect subsidiary of Trustreet (“CNL Partnership”), GE Capital, FF-TSY Holding Company, Inc., a Delaware corporation and direct parent of Merger Sub (“Holdco”), Merger Sub, and Franchise-TSY Acquisition LLC, a Delaware limited liability company and wholly owned subsidiary of Merger Sub (“Partnership Merger Sub”).

Assignment and Assumption

Concurrently with the Assignment and Assumption on February 26, 2007, Trustreet, the Company, FF-TSY Holding Company II, Inc., a Delaware corporation at the time of the Assignment and Assumption a direct wholly owned subsidiary of Trustreet, and Wells Fargo Bank, National Association, as Trustee under the indenture (the “Trustee”) entered into a supplemental indenture (the “Supplemental Indenture”) which amended the indenture governing Trustreet’s outstanding 7.5 percent Senior Notes due in 2015 (the “Notes”) and provided for the express assumption by the Company of all obligations of Trustreet on the Notes and under the Indenture.

GE Capital Merger Transactions

Following the effectiveness of the Assignment and Assumption, Trustreet caused Partnership Merger Sub to merge with and into CNL Partnership (the “Partnership Merger”), with CNL Partnership being the surviving entity and becoming a wholly owned subsidiary of the Company. Pursuant to the Partnership Merger, each holder of units of limited partnership interest in CNL Partnership other than Trustreet and its subsidiaries became entitled to receive $17.05 in cash, without interest and less any applicable withholding taxes, for each unit of limited partnership they owned in CNL Partnership immediately prior to the effective time of the Partnership Merger.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006 and 2005

20.	Subsequent Events - Continued:

Immediately following the Partnership Merger, Trustreet was merged with and into Merger Sub, with Merger Sub being the surviving entity and a direct wholly owned subsidiary of Holdco. Pursuant to the GE Capital Merger, holders of Trustreet common stock (other than Trustreet and its subsidiaries) became entitled to receive $17.05 in cash, without interest and less any applicable withholding taxes, for each share of common stock issued and outstanding and held by such holders immediately prior to the effective time of the GE Capital Merger. Also pursuant to the GE Capital Merger, each share of Series A Preferred Stock that was outstanding immediately prior to the effective time of the GE Capital Merger, other than shares owned by Trustreet, its subsidiaries, or Merger Sub, was converted into, and cancelled in exchange for, the right to receive, without interest and less any applicable withholding taxes, cash in the amount of $25.00, plus any accrued and unpaid dividends through and including February 26, 2007. Finally, each share of Series C Preferred Stock outstanding immediately prior to the effective time of the GE Capital Merger was converted into, and cancelled in exchange for, the right to receive one share of 7.5 percent Series C Redeemable Convertible Preferred Stock of Merger Sub (the “Merger Sub Series C Preferred Stock”). Upon completion of the GE Capital Merger, the Company was a direct wholly owned subsidiary of Merger Sub, which was in turn a direct wholly owned subsidiary of Holdco, which is in turn an indirect wholly owned subsidiary of GE Capital.

Liquidation of Merger Sub

Following the GE Capital Merger, Merger Sub assigned all of its assets and liabilities to Holdco (other than cash deposited by Merger Sub with the paying agent for the GE Capital Merger in an amount sufficient to discharge its obligations with respect to holders of the Merger Sub Series C Preferred Stock) and Merger Sub and Holdco filed Articles of Transfer with the State Department of Assessments and Taxation of the State of Maryland (“SDAT”) in accordance with Maryland law. On March 20, 2007, Merger Sub caused Articles of Dissolution to be filed with SDAT and the legal existence of Merger Sub was terminated. Pursuant to the dissolution and liquidation of Merger Sub, holders of Merger Sub Series C Preferred Stock received $25.00 plus accrued and unpaid dividends through the date of payment for each share of Merger Sub Series C Preferred Stock they received in the GE Capital Merger. Following the dissolution of Merger Sub, the Company is a direct wholly owned subsidiary of Holdco, which, in turn, is an indirect wholly owned subsidiary of GE Capital, which, in turn, is a subsidiary of General Electric Company.

In conjunction with the GE Capital Merger on February 26, 2007, the Company received a capital contribution from FF-TSY Acquisition to repay all principal and interest outstanding under the Revolver, Term Loan, and Mortgage Warehouse Facilities and terminated the interest rate swap agreement that related to the Term Loan. In addition, plans to pursue the secured financing were abandoned and resulted in a breakage fee of $1.0 million to the proposed provider of the secured financing.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
Years ended December 31, 2006 and 2005

21.	Subsequent Events - Continued:

In connection with the with the GE Capital Merger, all outstanding options to purchase shares of Trustreet common stock with an exercise price below $17.05 per share were cancelled and converted into the right to receive an amount of cash equal to the difference between the $17.05 per share merger consideration and the exercise price per share of the option, multiplied by the number of shares subject to the option, without interest and less any applicable withholding tax. In addition, all restricted share awards under the Plan became fully vested and free of any forfeiture restrictions immediately prior to the effective time of the GE Capital Merger, and each such share was exchanged for $17.05 in cash, without interest. The Company terminated the Plan as part of the GE Capital Merger.

Effective with the GE Capital Merger, the Company no longer qualified as a REIT, resulting in all taxable income being subject to federal and state income taxes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management, including our Principal Executive Officer and Chief Financial Officer, carried out an evaluation as of December 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, as such term is defined under Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended. Based upon the evaluation, our Principal Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2006, the Company’s disclosure controls and procedures were effective.

For the three months ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III

Item 10. Directors and Executive Officers of the Registrant.

Not required by this form.

Item 11. Executive Compensation.

Not required by this form.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Not required by this form.

Item 13. Certain Relationships and Related Transactions.

Not required by this form.

Item 14. Principal Accounting Fees and Services.

Audit Fee Summary
The following table outlines the fees paid or accrued by the Company for the audit and other services provided by PricewaterhouseCoopers LLP for each of the years ended December 31, 2006 and 2005:

	(In thousands)
	2006	2005

Audit Fees (1)	$588	$810

Audit Related Fees (2)	56	246

Audit and Audit Related Fees	644	1,056

Tax Fees (3)	453	831

All Other Fees (4)	154	608

Total Fees	$1,251	$2,495

________________________________________
1.
Audit fees include the aggregate fees billed for professional services rendered by the principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the registrant’s Form 10-Q, as well as audit procedures performed in connection with certain registration statements.

2.	Audit related fees consist of services related to separate financial statement required by debt or other regulatory requirements and accounting consultations.
3.	Tax fees consist of services related to corporate tax compliance, including review of corporate tax returns and due diligence related to mergers and acquisitions.
4.	All other fees consist of professional services rendered in connection with financing transactions entered into by the Company.

After the GE Capital Merger and related transactions we no longer had a separate Audit Committee. Instead, those functions are preformed by our entire Board of Managers. The Board has determined that the provision of audit related and tax services by PricewaterhouseCoopers LLP during 2006 is compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountants.

Consistent with policies of the Securities and Exchange Commission regarding auditor independence, prior to the GE Capital Merger the Audit Committee had responsibility for appointing, setting compensation and overseeing the work of the independent accountants. In recognition of this responsibility, the Audit Committee had established a policy to pre-approve all audit and permissible non-audit services provided by the independent accountants.

Prior to engagement, the Audit Committee pre-approved these services by category of service. The fees were budgeted and the Audit Committee required the independent accountants and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances could arise when it could become necessary to engage the independent accountants for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee required specific pre-approval before engaging the independent accountants.

For the fiscal years ended December 31, 2006 and 2005, the Audit Committee pre-approved 100% of services described above in the captions Audit, Audit Related Fees, Tax Fees, and All Other Fees. For the fiscal year ended December 31, 2006, no hours expended on PricewaterhouseCoopers LLP’s engagement to audit our financial statements were attributed to work performed by persons other than full-time, permanent employees of PricewaterhouseCoopers LLP.

Pursuant to our Audit Committee charter, the Audit Committee could delegate pre-approval authority to the chairman of the Audit Committee, who would promptly advise the remaining members of the Audit Committee of such approval at the next regularly scheduled meeting.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report.

1. Consolidated Financial Statements

Report of Independent Registered Certified Public Accounting Firm.

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Stockholders' Equity and Comprehensive Income/(Loss) for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004.

Schedule III - Real Estate and Accumulated Depreciation at December 31, 2006.

Notes to Schedule III - Real Estate and Accumulated Depreciation at December 31, 2006.

Schedule IV - Mortgage Loans on Real Estate at December 31, 2006.

All other Schedules are omitted as the required information is inapplicable or is presented in the financial statements or notes thereto.

3. Exhibits

2.1
Agreement and Plan of Merger by and between Trustreet Properties, Inc., predecessor to the Registrant, and CNL Restaurant Properties, Inc., dated as of August 9, 2004 (previously filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

2.2
Agreements and Plans of Merger by and among Trustreet Properties, Inc., predecessor to the Registrant, a separate, wholly-owned subsidiary of the operating partnership of Trustreet Properties, Inc. and each of the 18 Income Funds (previously filed as Exhibits 2.2 - 2.19 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

2.3
Agreement and by and among the Trustreet Properties, Inc., CNL APF Partners, LP and General Electric Capital Corporation, dated as of October 30, 2006 (previously filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed on November 8, 2006 and incorporated herein by reference).

3.1	Certificate of Formation of the Registrant (filed herewith).

3.2	Amended and Restated Limited Liability Company Agreement of the Registrant dated as of March 27, 2007 (filed herewith).

4.1
Indenture dated as of March 4, 2005, among Net Lease Funding 2005, LP, MBIA Insurance Corporation and Wells Fargo Bank, N.A., as indenture trustee relating to $275,000,000 Triple Net Lease Mortgage Notes, Series 2005 (previously filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K filed on March 10, 2005 and incorporated herein by reference).

4.2	Stock Purchase Warrant - Omnicron Master Trust (previously filed as Exhibit 4.04 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.3	Stock Purchase Warrant - The Riverview Group, LLC (previously filed as Exhibit 4.05 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.4
Indenture, dated as of March 23, 2005, between the Registrant and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 ½% Senior Noted due 2015 (previously filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 28, 2005 and incorporated herein by reference).

4.5
First Supplemental Indenture, by and among the Registrant, FF-TSY Holding Company II, LLC, FF-TSY Holding Company II, INC., and Wells Fargo Bank, National Association, dated as of February 26, 2007 (previously filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

4*
Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant.

10.1	Registrant Flexible Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference).

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

10.5
First Amendment to Credit Agreement, dated as of September 28, 2006, by and among the Registrant, the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the Credit Agreement) and Banc of America Securities LLC, as sole lead arranger and sole book manager (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on October 2, 2006 and incorporated herein by reference).

10.6
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 29th day of March, 2007.

FF-TSY HOLDING COMPANY II, LLC

By:

/s/ DARREN KOWALSKE
Darren Kowalske
President
(Principal Executive Officer)

/s/ JOHN BARRAVECCHIA
John Barravecchia
Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DARREN KOWALSKE	President, Manager	March 29, 2007
Darren Kowalske	(Principal Executive Officer)

/S/ JOHN BARRAVECCHIA	Chief Financial Officer, Manager	March 29, 2007
John Barravecchia	(Principal Financial Officer)

/S/ IXCHELL C. DUARTE	Chief Accounting Officer	March 29, 2007
Ixchell C. Duarte

/S/ STEFAAN D’HOORE	Manager	March 29, 2007
Stefaan D’Hoore

FF-TSY HOLDING COMPANY II, LLC
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

			Additions		Deductions
Year	Description	Balance at Beginning of Year	Charged to Costs and Expenses	Charged to Other Accounts (b)	Deemed Uncollec- tible	Collected/ Recovered	Balance at End of Year

2004	Allowance for doubtful accounts (a)	$ 3,276	$ 1,079	$ 1,891	$ 3,409	$ 140	$ 2,697

	Allowance for loan losses (c)	13,964	112	311	6,443	683	7,261

	Deferred tax asset valuation allowance	842	—	—	—	842	—
		$ 18,082	$ 1,191	$ 2,202	$ 9,852	$ 1,665	$ 9,958

2005	Allowance for doubtful accounts (a)	$ 2,697	$ 710	$ 2,528	$ 1,513	$ 1,408	$ 3,014

	Allowance for loan losses (c)	7,261	1,296	124	1,753	1,222	5,706
		$ 9,958	$ 2,006	$ 2,652	$ 3,266	$ 2,630	$ 8,720

2006	Allowance for doubtful accounts (a)	$ 3,014	$ 395	$ 1,675	$ 1,121	$ 607	$ 3,356

	Allowance for loan losses (c)	5,706	2,542	42	1,736	1,115	5,439
		$ 8,720	$ 2,937	$ 1,717	$ 2,857	$ 1,722	$ 8,795

(a) Deducted from receivables and accrued rental income on the balance sheet.

(b) Reduction of rental, earned, interest and other income.

(c) Deducted from mortgage, equipment and other notes receivable on the balance sheet.

TRUSTREET PROPERTIES, INC.
SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2006
(In thousands)

			Initial Cost to Company		Costs Capitalized Subsequent to Acquisition		Gross amount at which carried at close of period
Description	Impairments	Encumbrances	Land	Buildings and Improvements	Improvements	Carrying Costs	Land	Buildings and Improvements	Total	Accumulated Depreciation	Date of construction	Date Acquired	Life on which depreciation in latest income statement is calculated
7-Eleven - Haleiwa, HI			553	782			553	782	1,335	48	1987	2/2005	(c)
7-Eleven - Honolulu, HI			(f)	218			(f)	218	218	13	1988	2/2005	(c)
7-Eleven - Honolulu, HI			(f)	391			(f)	391	391	24	1988	2/2005	(c)
7-Eleven - Kaneohe, HI			1,366	346			1,366	346	1,712	21	1961	2/2005	(c)
7-Eleven - Waianae, HI			(f)	202			(f)	202	202	12	1982	2/2005	(c)
7-Eleven - Waianae, HI			1,167	547			1,167	547	1,714	34	1988	2/2005	(c)
7-Eleven - Waipahu, HI			(f)	200			(f)	200	200	12	1963	2/2005	(c)
88 China Buffet - Hastings , NE			215	297			215	297	512	18	1987	2/2005	(c)
A.J. Gators Restaurant - Virginia Beach , VA		(g)	640	613			640	613	1,253	38	1986	2/2005	(c)
Ale House - Bradenton, FL			1,585	1,255			1,585	1,255	2,840	77	1999	2/2005	(c)
Ale House - Davie, FL		(g)	1,139	621			1,139	621	1,760	38	1993	2/2005	(c)
Ale House - Orlando, FL		(g)	884	627			884	627	1,511	38	1993	2/2005	(c)
Ale House - Orlando, FL		(g)	850	651			850	651	1,500	40	1994	2/2005	(c)
Ale House - Pembroke Pines, FL		(g)	1,137	641			1,137	641	1,778	39	1991	2/2005	(c)
Ale House - St Petersburg, FL			2,376	950			2,376	950	3,325	58	1998	2/2005	(c)
Amigo's - Orlando , FL			1,486	773			1,486	773	2,258	246	1983	6/1997	(c)
Amoco - Belfield, ND			417	1,489			417	1,489	1,906	91	1994	2/2005	(c)
Applebee's - Antioch , TN		(g)	610	770			610	770	1,380	215	1991	8/1998	(c)
Applebee's - Clarksville , TN		(g)	556	983			556	983	1,539	274	1995	8/1998	(c)
Applebee's - Clinton, IA			329	692			329	692	1,021	42	1997	2/2005	(c)
Applebee's - Columbia , TN		(g)	626	936			626	936	1,562	261	1996	8/1998	(c)
Applebee's - Cookeville , TN		(g)	490	1,004			490	1,004	1,493	279	1993	8/1998	(c)
Applebee's - Fall River, MA			506	800			506	800	1,307	49	1994	2/2005	(c)
Applebee's - Freeport , IL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1996	2/1999	(e)
Applebee's - Hendersonville , TN		(g)	550	967			550	967	1,516	269	1994	8/1998	(c)
Applebee's - Hermitage , TN		(g)	735	827			735	827	1,563	230	1992	8/1998	(c)
Applebee's - Hopkinsville , KY		(g)	390	943			390	943	1,333	263	1997	8/1998	(c)
Applebee's - Lebanon , TN		(g)	568	925			568	925	1,493	258	1998	8/1998	(c)
Applebee's - Madison , TN		(g)	740	836			740	836	1,576	233	1995	8/1998	(c)
Applebee's - Marshalltown, IA			380	644			380	644	1,024	39	1997	2/2005	(c)
Applebee's - Mason City, IA			368	629			368	629	997	39	1997	2/2005	(c)
Applebee's - Moscow , ID			537		1,194		537	1,194	1,731	197	1999	8/1999	(c)
Applebee's - Muscatine, IA			331	720			331	720	1,051	44	1996	2/2005	(c)
Applebee's - Rockford , IL		(g)	604	(e)			604	(e)	604	(e)	1996	1/1999	(e)
Applebee's - Salem , OR			778		1,154		778	1,154	1,932	278	1999	10/1999	(c)
Applebee's - Sterling, IL			403	701			403	701	1,104	43	1996	2/2005	(c)
Applebee's - Tullahoma , TN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1995	8/1998	(e)
Applebee's - East Statesboro, GA			754	1,479			754	1,479	2,233	99	1998	12/2004	(c)
Applebee's - Greenville, SC		(g)	950	1,362			950	1,362	2,312	114	1999	6/2004	(c)
Applebee's - Greenville, SC		(g)	972	1,170			972	1,170	2,142	98	1999	6/2004	(c)
Applebee's - Spartanburg, SC			408	931			408	931	1,339	60	2005	1/2005	(c)
Arby's - Alexander City, AL			407	525			407	525	932	22	1998	9/2005	(c)
Arby's - Allen , TX			509	(e)			509	(e)	509	(e)	1999	12/1999	(e)
Arby's - Allentown, PA			416	549			416	549	965	34	1978	2/2005	(c)
Arby's - Alma, MI			230	418			230	418	648	26	1994	2/2005	(c)
Arby's - Amarillo, TX			378	349			378	349	727	21	1992	2/2005	(c)
Arby's - Apopka, FL			402	280			402	280	682	12	1980	9/2005	(c)
Arby's - Arab , AL		(g)	231	456			231	456	687	129	1988	5/1998	(c)
Arby's - Arlington, TX			130	376			130	376	506	23	1981	2/2005	(c)
Arby's - Arlington, TX			253	321			253	321	575	20	1988	2/2005	(c)
Arby's - Arlington, TX		(g)	206	262			206	262	468	16	1991	2/2005	(c)
Arby's - Arvada , CO		(g)	461	428			461	428	889	26	1994	2/2005	(c)
Arby's - Athens, GA			692	379			692	379	1,071	16	1984	9/2005	(c)
Arby's - Atlanta , GA		(g)	648		655		648	655	1,304	157	1998	8/1998	(c)
Arby's - Auburndale , FL		(g)	327	391			327	391	718	104	1995	1/1999	(c)
Arby's - Avon , IN		(g)	338	497			338	497	836	171	1996	9/1996	(c)
Arby's - Balch Springs, TX			208	318			208	318	525	19	1989	2/2005	(c)
Arby's - Bartow , FL		(g)	226	414			226	414	641	89	1995	1/1999	(c)
Arby's - Battle Creek, MI		(g)	177	417			177	417	594	26	1969	2/2005	(c)
Arby's - Bedford, TX			219	302			219	302	521	19	1989	2/2005	(c)
Arby's - Benbrook, TX			116	303			116	303	420	19	1990	2/2005	(c)
Arby's - Birch Run, MI			271	571			271	571	842	35	1992	2/2005	(c)
Arby's - Bridgeport, MI			289	433			289	433	723	27	1989	2/2005	(c)
Arby's - Brighton, MI			286	432			286	432	718	26	1987	2/2005	(c)
Arby's - Brooksville , FL		(g)	267	422			267	422	688	91	1994	1/1999	(c)
Arby's - Brooksville , FL		(g)	248	369			248	369	617	79	1984	1/1999	(c)
Arby's - Burleson, TX			288	321			288	321	609	20	1990	2/2005	(c)
Arby's - Canton , GA		(g)	586		607		586	607	1,193	163	1998	12/1998	(c)
Arby's - Carlisle, PA			179	431			179	431	610	26	1992	2/2005	(c)
Arby's - Carrollton, TX			181	528			181	528	710	32	1995	2/2005	(c)
Arby's - Carrollton, TX			182	309			182	309	491	19	1987	2/2005	(c)
Arby's - Cartersville, GA			415	340			415	340	755	14	UNKNOWN	9/2005	(c)
Arby's - Cedar Hill, TX			150	319			150	319	469	20	1992	2/2005	(c)
Arby's - Charlotte, MI			192	463			192	463	655	28	1991	2/2005	(c)
Arby's - Chesterfield, MI			242	364			242	364	605	22	1990	2/2005	(c)
Arby's - Clio, MI			225	401			225	401	626	25	1991	2/2005	(c)
Arby's - College Station, TX			237	313			237	313	551	19	1982	2/2005	(c)
Arby's - Colleyville, TX			152	298			152	298	450	18	1989	2/2005	(c)
Arby's - Columbus , OH		(g)	502	349			502	349	851	21	1998	2/2005	(c)
Arby's - Columbus , OH		(g)	442		594		442	594	1,036	143	1998	7/1998	(c)
Arby's - Columbus , OH		(g)	484		576		484	576	1,060	155	1999	12/1998	(c)
Arby's - Connorsville , IN		(g)	236	699			236	699	935	43	1989	2/2005	(c)
Arby's - Corinth, MS			591	349			591	349	940	15	1985	9/2005	(c)
Arby's - Dallas, TX			131	296			131	296	427	18	1991	2/2005	(c)
Arby's - Dallas, TX			221	502			221	502	723	31	1995	2/2005	(c)
Arby's - Dalton, GA			256	237			256	237	493	4	UNKNOWN	6/2006	(c)
Arby's - Davison, MI			279	425			279	425	705	26	1980	2/2005	(c)
Arby's - Daytona Beach, FL			403	270			403	270	673	11	1985	9/2005	(c)
Arby's - Denison, TX			239	373			239	373	612	23	1995	2/2005	(c)
Arby's - Denton, TX			262	321			262	321	583	20	1991	2/2005	(c)
Arby's - Douglasville , GA			709		546		709	546	1,255	128	1999	12/1999	(c)
Arby's - Easton, PA			296	558			296	558	854	34	1995	2/2005	(c)
Arby's - Elfers , FL		(g)	243	398			243	398	641	86	1992	1/1999	(c)
Arby's - Erie, PA			361	336			361	336	697	14	1972	9/2005	(c)
Arby's - Erie, PA			336	386			336	386	722	16	1976	9/2005	(c)
Arby's - Flint, MI			319	449			319	449	767	27	1962	2/2005	(c)
Arby's - Flint, MI		(g)	282	278			282	278	561	17	1979	2/2005	(c)
Arby's - Flower Mound , TX			434		618		434	618	1,052	143	2000	1/2000	(c)
Arby's - Fountain Hills, AZ			241	225			241	225	466	9	1994	9/2005	(c)
Arby's - Ft Worth, TX			227	384			227	384	610	24	1994	2/2005	(c)
Arby's - Ft Worth, TX			198	253			198	253	451	16	1988	2/2005	(c)
Arby's - Ft Worth, TX			251	308			251	308	559	19	1988	2/2005	(c)
Arby's - Garland, TX			187	319			187	319	505	20	1989	2/2005	(c)
Arby's - Grand Prairie, TX			123	285			123	285	408	17	1988	2/2005	(c)
Arby's - Grand Prairie, TX			186	467			186	467	653	29	1995	2/2005	(c)
Arby's - Grand Prairie, TX			114	361			114	361	475	22	1996	2/2005	(c)
Arby's - Grand Rapids , MI			313	(e)			313	(e)	313	(e)	1995	8/1995	(e)
Arby's - Grapevine, TX			240	283			240	283	523	17	1992	2/2005	(c)
Arby's - Greensboro , NC		(g)	363	405			363	405	768	127	1990	8/1997	(c)
Arby's - Greensburg , IN		(g)	478	734			478	734	1,212	45	1989	2/2005	(c)
Arby's - Greenville , NC		(g)	278	490			278	490	768	154	1995	8/1997	(c)
Arby's - Hanover, PA			303	533			303	533	836	33	1994	2/2005	(c)
Arby's - Hinesville, GA			551	227			551	227	777	10	1983	9/2005	(c)
Arby's - Hopkinsville, KY			369	334			369	334	703	14	UNKNOWN	9/2005	(c)
Arby's - Hudson , FL		(g)	271	489			271	489	759	105	1993	1/1999	(c)
Arby's - Huntsville , AL			(e)	(e)	596		(e)	(e)	(e)	(e)	1978	12/1999	(e)
Arby's - Hurst, TX			201	287			201	287	488	18	1970	2/2005	(c)
Arby's - Indianapolis , IN		(g)	411	452			411	452	863	28	1978	2/2005	(c)
Arby's - Indianapolis , IN			440		677		440	677	1,117	158	2000	12/1999	(c)
Arby's - Irondequoit, NY			323	297			323	297	619	12	1987	9/2005	(c)
Arby's - Jonesville , NC		(g)	225	540			225	540	765	169	1995	8/1997	(c)
Arby's - Kansas City, KS			168	458			168	458	626	28	1970	2/2005	(c)
Arby's - Kennesaw, GA			461	304			461	304	765	13	UNKNOWN	9/2005	(c)
Arby's - Kernersville , NC		(g)	273	413			273	413	686	130	1994	8/1997	(c)
Arby's - Kinston , NC		(g)	269	485			269	485	754	152	1995	8/1997	(c)
Arby's - Lakeland , FL		(g)	236	452			236	452	688	97	1990	1/1999	(c)
Arby's - Lee'S Summit , MO		(g)	455	(e)			455	(e)	455	(e)	1996	2/2005	(e)
Arby's - Lewisville, TX			242	299			242	299	541	18	1989	2/2005	(c)
Arby's - Lexington , NC			270	291			270	291	561	18	1997	2/2005	(c)
Arby's - Lexington , NC		(g)	321	463			321	463	784	147	1992	7/1997	(c)
Arby's - Louisville, KY			313	359			313	359	672	15	UNKNOWN	9/2005	(c)
Arby's - Madison, GA			779	182			779	182	961	8	1985	9/2005	(c)
Arby's - Mckinney, TX			292	288			292	288	580	18	1988	2/2005	(c)
Arby's - Merritt Island, FL			368	268			368	268	636	11	UNKNOWN	9/2005	(c)
Arby's - Mesquite, TX			305	587			305	587	892	36	1994	2/2005	(c)
Arby's - Midland, MI			253	392			253	392	645	24	1994	2/2005	(c)
Arby's - Mt Clemens, MI		(g)	240	498			240	498	738	31	1989	2/2005	(c)
Arby's - Muncie , IN		(g)	297	372			297	372	670	23	1995	2/2005	(c)
Arby's - Murfreesboro, TN			288	213			288	213	500	9	UNKNOWN	9/2005	(c)
Arby's - N Richland Hills, TX			216	485			216	485	701	30	1995	2/2005	(c)
Arby's - Newark , OH			(e)	(e)	340		(e)	(e)	(e)	(e)	1999	12/1999	(e)
Arby's - Orange Park , FL		(g)	463		593		463	593	1,056	144	1998	5/1998	(c)
Arby's - Orlando, FL			414	371			414	371	785	16	1985	9/2005	(c)
Arby's - Philadelphia , PA		(g)	396	(e)			396	(e)	396	(e)	1993	2/2005	(e)
Arby's - Phoenix, AZ			654	336			654	336	990	14	1995	9/2005	(c)
Arby's - Plainfield , IN		(g)	371	472			371	472	842	29	1990	2/2005	(c)
Arby's - Plano, TX			265	422			265	422	687	26	1979	2/2005	(c)
Arby's - Plant City , FL			196	444			196	444	640	98	1991	1/1999	(c)
Arby's - Pontiac, MI			312	396			312	396	708	24	1968	2/2005	(c)
Arby's - Port Huron, MI			291	483			291	483	774	30	1975	2/2005	(c)
Arby's - Prescott, AZ			353	336			353	336	689	14	1986	9/2005	(c)
Arby's - Redford , MI		(g)	413		673		413	673	1,086	176	1998	1/1999	(c)
Arby's - Redford, MI			243	463			243	463	705	28	1981	2/2005	(c)
Arby's - Richardson, TX			222	516			222	516	737	32	1994	2/2005	(c)
Arby's - Richmond Hill, GA			620	332			620	332	951	14	UNKNOWN	9/2005	(c)
Arby's - Rockledge, FL			456	354			456	354	810	15	1978	9/2005	(c)
Arby's - Roseville, MI			242	508			242	508	750	31	1970	2/2005	(c)
Arby's - Sacramento, CA			556	518			556	518	1,074	32	1981	2/2005	(c)
Arby's - Sacramento, CA			383	489			383	489	872	30	1987	2/2005	(c)
Arby's - Saginaw, MI		(g)	264	338			264	338	602	21	1970	2/2005	(c)
Arby's - Saginaw, MI			156	335			156	335	492	21	1970	2/2005	(c)
Arby's - Salina, KS			152	411			152	411	563	25	1980	2/2005	(c)
Arby's - Savannualah, GA			453	302			453	302	755	13	1985	9/2005	(c)
Arby's - Schertz , TX			414	332			414	332	746	20	1996	2/2005	(c)
Arby's - Silver Springs, PA			333	593			333	593	926	36	1998	2/2005	(c)
Arby's - South Haven , MI		(g)	375	440			375	440	815	27	1988	2/2005	(c)
Arby's - St Johns, MI			193	433			193	433	625	27	1990	2/2005	(c)
Arby's - Surfside Beach , SC		(g)	421		633		421	633	1,055	155	1999	7/1999	(c)
Arby's - Tampa , FL		(g)	322	372			322	372	694	98	1992	1/1999	(c)
Arby's - The Colony , TX			504	(e)			504	(e)	504	(e)	1999	12/1999	(e)
Arby's - Titusville, FL			522	405			522	405	927	17	UNKNOWN	9/2005	(c)
Arby's - Topeka, KS			145	398			145	398	544	24	1979	2/2005	(c)
Arby's - Topeka, KS			151	369			151	369	520	23	1979	2/2005	(c)
Arby's - Vancouver , WA		(g)	733		666		733	666	1,399	173	1999	3/1999	(c)
Arby's - Walker , MI			497		701		497	701	1,198	171	1999	9/1999	(c)
Arby's - West Berlin, NJ			457	449			457	449	907	28	1992	2/2005	(c)
Arby's - Westland, MI			235	469			235	469	704	29	1981	2/2005	(c)
Arby's - Whitehall , OH		(g)	523		289		523	289	812	78	1998	12/1998	(c)
Arby's - Wilkesboro, NC			764	457			764	457	1,221	19	1985	9/2005	(c)
Arby's - Winchester , IN			532	555			532	555	1,087	34	1988	2/2005	(c)
Arby's - Zephyrhills , FL			403	344			403	344	747	21	1990	2/2005	(c)
Auto Resale - Channelview , TX			361		712		361	712	1,073	220	1997	9/1997	(c)
Bahama Breeze - Orlando , FL			6,288	(d)			6,288	(d)	6,288	(d)	1998	9/1998	(c)
Bakers Square - Alsip , IL		(g)	449	728			449	728	1,177	172	1978	10/1999	(c)
Bakers Square - Blaine, MN		(g)	656	720			656	720	1,376	44	1970	2/2005	(c)
Bakers Square - Burbank , IL		(g)	680	1,041			680	1,041	1,721	246	1987	10/1999	(c)
Bakers Square - Cherry Valley , IL		(g)	419	849			419	849	1,268	201	1979	10/1999	(c)
Bakers Square - Coon Rapids , MN		(g)	544	1,132			544	1,132	1,676	268	1991	10/1999	(c)
Bakers Square - Deerfield , IL		(g)	573	468			573	468	1,041	111	1980	10/1999	(c)
Bakers Square - Downers Grove , IL		(g)	538	778			538	778	1,316	167	1978	10/1999	(c)
Bakers Square - Homewood , IL		(g)	601	760			601	760	1,362	163	1978	10/1999	(c)
Bakers Square - Lagrange , IL		(g)	591	770			591	770	1,362	165	1977	10/1999	(c)
Bakers Square - Lansing , IL		(g)	648	870			648	870	1,517	206	1977	10/1999	(c)
Bakers Square - Mankato , MN		(g)	489	1,142			489	1,142	1,631	270	1992	10/1999	(c)
Bakers Square - Matteson , IL		(g)	664	853			664	853	1,517	202	1970	10/1999	(c)
Bakers Square - Merrillville , IN		(g)	567	1,177			567	1,177	1,744	278	1978	10/1999	(c)
Bakers Square - Niles , IL			799	594			799	594	1,393	36	1975	2/2005	(c)
Bakers Square - Palatine , IL		(g)	687	675			687	675	1,362	145	1999	10/1999	(c)
Bakers Square - Palos Heights , IL		(g)	375	734			375	734	1,110	174	1977	10/1999	(c)
Bakers Square - St. Charles , IL		(g)	615	631			615	631	1,245	149	1977	10/1999	(c)
Bakers Square - Westmont , IL		(g)	518	591			518	591	1,109	140	1980	10/1999	(c)
Bakers Square - Willowbrook , IL		(g)	586	718			586	718	1,304	170	1977	10/1999	(c)
Bandana's Bar-B-Q Restaurant - Arnold , MO	(i)		373	873			373	873	1,247	219	1999	6/1999	(c)
Bandana's Bar-B-Q Restaurant - Collinsville , IL	(i)		347	829			347	829	1,176	216	1987	3/1999	(c)
Bandana's Bar-B-Q Restaurant - Columbia , MO	(i)		502	133	787		502	920	1,422	226	1985	1/1999	(c)
Bandana's Bar-B-Q Restaurant - Crystal City , MO	(i)		273	903			273	903	1,177	241	1999	8/1999	(c)
Bandana's Bar-B-Q Restaurant - Fenton , MO	(i)		624	1,028			624	1,028	1,652	293	1986	3/1999	(c)
Bennigan's - Arvada , CO		(g)	714	1,303			714	1,303	2,017	423	1997	4/1997	(c)
Bennigan's - Bedford , TX			768	(e)			768	(e)	768	(e)	1986	6/1998	(e)
Bennigan's - Clearwater , FL		(g)	900	(e)			900	(e)	900	(e)	1979	6/1998	(e)
Bennigan's - Colorado Springs , CO		(g)	794	(e)			794	(e)	794	(e)	1979	6/1998	(e)
Bennigan's - Colorado Springs, CO		(g)	1,244	862			1,244	862	2,106	53	2000	2/2005	(c)
Bennigan's - Deerfield, IL			1,642	905			1,642	905	2,547	55	2000	2/2005	(c)
Bennigan's - Denver, CO		(g)	884	876			884	876	1,760	54	2001	2/2005	(c)
Bennigan's - Englewood , CO		(g)	665	(e)			665	(e)	665	(e)	1984	6/1998	(e)
Bennigan's - Florham Park , NJ		(g)	1,078	(e)			1,078	(e)	1,078	(e)	1983	6/1998	(e)
Bennigan's - Grapevine , TX			1,039		1,523		1,039	1,523	2,562	361	1999	11/1999	(c)
Bennigan's - Houston , TX		(g)	909	(e)			909	(e)	909	(e)	1979	6/1998	(e)
Bennigan's - Jacksonville , FL			833	(e)			833	(e)	833	(e)	1981	6/1998	(e)
Bennigan's - Lone Tree , CO			1,075		1,502		1,075	1,502	2,578	329	1999	6/2000	(c)
Bennigan's - Mentor , OH		(g)	749	820			749	820	1,569	50	1995	2/2005	(c)
Bennigan's - Mount Laurel , NJ		(g)	1,306	1,031			1,306	1,031	2,337	294	1982	6/1998	(c)
Bennigan's - Orlando , FL			708	1,008			708	1,008	1,716	274	1998	6/1998	(c)
Bennigan's - Orlando , FL		(g)	1,585	874			1,585	874	2,460	249	1978	6/1998	(c)
Bennigan's - Pensacola , FL		(g)	692	(e)			692	(e)	692	(e)	1983	6/1998	(e)
Bennigan's - St. Louis Park , MN		(g)	885	(e)			885	(e)	885	(e)	1976	6/1998	(e)
Bennigan's - Sunrise , FL			2,264	741			2,264	741	3,005	45	1982	2/2005	(c)
Bennigan's - Tampa , FL			741	(e)			741	(e)	741	(e)	1980	6/1998	(e)
Bennigan's - Waldorf, MD		(g)	1,116	997			1,116	997	2,113	61	2001	2/2005	(c)
Bennigan's - Winston-Salem, NC		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1982	6/1998	(e)
Bennigan's - Woodridge , IL			790	(e)			790	(e)	790	(e)	1987	12/1998	(e)
Bill Johnson's Big Apple - Glendale , AZ	(i)		745	380	702		745	1,083	1,828	279	1998	4/1999	(c)
Black Angus - Dublin , CA			1,023		1,275		1,023	1,275	2,298	310	1999	9/1999	(c)
Black-eyed Pea - Dallas , TX			(e)	(e)			(e)	(e)	(e)	(e)	1994	8/1999	(e)
Black-eyed Pea - Fort Worth , TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1991	3/1997	(e)
Black-eyed Pea - Fort Worth , TX	(i)		679	314	715		679	1,029	1,708	245	1999	11/1999	(c)
Black-eyed Pea - Hillsboro , TX		(g)	405	(e)			405	(e)	405	(e)	1996	10/1997	(e)
Body Beautiful Car Wash - El Cajon, CA			2,188	(d)			2,188	(d)	2,188	(d)	1965	2/2005	(c)
Boston Market - Atlanta , GA			774		508		774	508	1,282	164	1997	4/1997	(c)
Boston Market - Cary , NC			533	801			533	801	1,334	144	1995	9/2002	(c)
Boston Market - Chandler , AZ			440	476			440	476	916	87	1995	9/2002	(c)
Boston Market - Columbus , OH			354	606			354	606	960	191	1997	5/1998	(c)
Boston Market - Downers Grove, IL			200	624			200	624	824	38	1985	2/2005	(c)
Boston Market - Eden Prairie , MN			339	469			339	469	808	29	1996	2/2005	(c)
Boston Market - Fayetteville , NC		(g)	482	360			482	360	842	22	1996	2/2005	(c)
Boston Market - Gambrills , MD			668		662		668	662	1,330	206	1997	8/1997	(c)
Boston Market - Glendale , AZ			567	404			567	404	970	129	1997	4/1998	(c)
Boston Market - Indianapolis , IN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	2/2005	(e)
Boston Market - Indianapolis , IN			886		649		886	649	1,534	202	1997	9/1997	(c)
Boston Market - Lake Worth , FL			529		900		529	900	1,429	161	1996	9/2002	(c)
Boston Market - Lansing , MI			516		573		516	573	1,089	177	1997	10/1997	(c)
Boston Market - Latham, NY			210	503			210	503	713	31	1960	2/2005	(c)
Boston Market - Raleigh , NC		(g)	681	378			681	378	1,058	23	1994	2/2005	(c)
Boston Market - Riverdale , MD			526	504			526	504	1,031	155	1997	10/1997	(c)
Boston Market - Saratoga Springs, NY			191	449			191	449	640	28	1960	2/2005	(c)
Boston Market - Scottsdale , AZ			522	410			522	410	932	75	1995	9/2002	(c)
Boston Market - Waldorf , MD			652	776			652	776	1,428	245	1997	7/1997	(c)
Boston Market - Warwick , RI			235	589			235	589	824	187	1994	4/1998	(c)
Brangus Steakhouse - Jasper , AL		(g)	398	526			398	526	924	32	1986	2/2005	(c)
Bruegger's Bagels - Albany, NY			390	762			390	762	1,152	47	1991	2/2005	(c)
Bruegger's Bagels - Albany, NY		(g)	166	203			166	203	369	12	1916	2/2005	(c)
Bruegger's Bagels - Cedar Rapids, IA			94	301			94	301	395	18	1896	2/2005	(c)
Bruegger's Bagels - Chapel Hill, NC			186	311			186	311	497	19	UNKNOWN	2/2005	(c)
Bruegger's Bagels - Durham, NC			208	343			208	343	551	21	1930	2/2005	(c)
Bruegger's Bagels - Iowa City, IA		(g)	117	393			117	393	510	24	1896	2/2005	(c)
Bruegger's Bagels - Iowa City, IA			246	358			246	358	605	22	1921	2/2005	(c)
Bruegger's Bagels - North Syracuse, NY			178	362			178	362	540	22	1959	2/2005	(c)
Bruegger's Bagels - Raleigh, NC			251	306			251	306	558	19	1997	2/2005	(c)
Bruegger's Bagels - Rochester, NY			347	339			347	339	686	21	1990	2/2005	(c)
Bruegger's Bagels - Saratoga Springs, NY		(g)	212	307			212	307	519	19	1957	2/2005	(c)
Buca di Beppo - Westlake, OH			1,344	(d)			1,344	(d)	1,344	(d)	UNKNOWN	2/2005	(c)
Buca di Beppo - Wheeling, IL			604	834			604	834	1,438	51	1975	2/2005	(c)
Bucho's Mexican Food - Bolingbrook, IL			199	482			199	482	681	30	1988	2/2005	(c)
Bugaboo Creek Steak House - Philadelphia, PA			834	911			834	911	1,745	38	1995	9/2005	(c)
Burger King - Albany, NY		(g)	384	790			384	790	1,174	48	UNKNOWN	2/2005	(c)
Burger King - Albany, NY			379	651			379	651	1,030	40	UNKNOWN	2/2005	(c)
Burger King - Allegan , MI			(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Burger King - Amesbury , MA			941	854			941	854	1,795	52	1982	2/2005	(c)
Burger King - Amsterdam, NY			316	472			316	472	788	20	1966	9/2005	(c)
Burger King - Ardmore, OK			807	355			807	355	1,162	22	1979	2/2005	(c)
Burger King - Asheville , NC			705	425			705	425	1,129	26	1986	2/2005	(c)
Burger King - Atlanta, GA		(g)	680	420			680	420	1,101	26	1984	2/2005	(c)
Burger King - Belding, MI			95	658			95	658	753	12	1994	6/2006	(c)
Burger King - Bluefield, WV			380	292			380	292	672	18	1982	2/2005	(c)
Burger King - Burbank , IL		(g)	543		552		543	552	1,096	132	1996	8/1996	(c)
Burger King - Canton, NC			227	455			227	455	682	28	1990	2/2005	(c)
Burger King - Canton, OH			430	637			430	637	1,066	39	1989	2/2005	(c)
Burger King - Caribou, ME			771	551			771	551	1,322	34	1978	2/2005	(c)
Burger King - Castle Rock, CO			1,257	394			1,257	394	1,651	24	1979	2/2005	(c)
Burger King - Central Square, NY		(g)	224	645			224	645	869	40	1992	2/2005	(c)
Burger King - Chadbourn , NC			217		859		217	859	1,076	216	1999	4/1999	(c)
Burger King - Charlotte, NC			647	336			647	336	983	6	1996	6/2006	(c)
Burger King - Charlottesville, VA			560	348			560	348	908	15	UNKNOWN	9/2005	(c)
Burger King - Chattanooga , TN		(g)	680		527		680	527	1,207	126	1997	5/1997	(c)
Burger King - Chattanooga, TN			504	470			504	470	974	8	1998	6/2006	(c)
Burger King - Chicago , IL		(g)	918		713		918	713	1,631	170	1996	2/1997	(c)
Burger King - Chicago Ridge , IL			1,139	611			1,139	611	1,750	37	1996	2/2005	(c)
Burger King - Chicago, IL			629	445			629	445	1,074	27	1978	2/2005	(c)
Burger King - Chicago, IL			601	398			601	398	999	24	1977	2/2005	(c)
Burger King - Chicago, IL			330	382			330	382	712	23	1995	2/2005	(c)
Burger King - Cincinnati , OH			392	378			392	378	770	23	1988	2/2005	(c)
Burger King - Cincinnati, OH			645	479			645	479	1,124	29	1978	2/2005	(c)
Burger King - Clearwater, FL			493	357			493	357	850	22	1980	2/2005	(c)
Burger King - Cleburne, TX		(g)	196	382			196	382	578	23	1985	2/2005	(c)
Burger King - Clifton Park, NY		(g)	1,046	461			1,046	461	1,507	28	1989	2/2005	(c)
Burger King - Clinton , NC			350		663		350	663	1,012	85	1999	2/2000	(c)
Burger King - Cohoes, NY			322	519			322	519	841	32	1989	2/2005	(c)
Burger King - Corvallis, OR			1,108	410			1,108	410	1,518	25	1977	2/2005	(c)
Burger King - Cut Off , LA			323	1,219			323	1,219	1,542	317	1991	3/1999	(c)
Burger King - Danbury , CT			383	417			383	417	800	26	1983	2/2005	(c)
Burger King - Dayton , OH			738	360			738	360	1,098	22	1987	2/2005	(c)
Burger King - Denver , CO			836	538			836	538	1,375	33	1992	2/2005	(c)
Burger King - Dover , NH			824	908			824	908	1,732	56	1987	2/2005	(c)
Burger King - Durham, NC		(g)	186	457			186	457	643	28	1990	2/2005	(c)
Burger King - Durham, NC			628	440			628	440	1,068	19	1996	9/2005	(c)
Burger King - East Greenbush, NY			389	342			389	342	731	14	1975	9/2005	(c)
Burger King - Edison, NJ		(g)	574	681			574	681	1,255	39	1985	2/2005	(c)
Burger King - Elko, NV			595	345			595	345	941	21	1982	2/2005	(c)
Burger King - Fairfield, OH			406	400			406	400	806	25	1982	2/2005	(c)
Burger King - Farmington, ME			848	491			848	491	1,339	30	1980	2/2005	(c)
Burger King - Fort Oglethorpe, GA			829	431			829	431	1,260	26	1979	2/2005	(c)
Burger King - Ft Meyers, FL			1,227	439			1,227	439	1,665	27	1979	2/2005	(c)
Burger King - Gaffney, SC			320	395			320	395	715	24	1979	2/2005	(c)
Burger King - Gallatin, TN			347	323			347	323	670	20	UNKNOWN	2/2005	(c)
Burger King - Gary, IN			473	785			473	785	1,258	48	1985	2/2005	(c)
Burger King - Germantown, WI			583	505			583	505	1,088	9	1986	6/2006	(c)
Burger King - Glen Falls, NY			381	611			381	611	992	37	1984	2/2005	(c)
Burger King - Gonzales , LA			219	192			219	192	411	12	1989	2/2005	(c)
Burger King - Grand Rapids, MI			533	565			533	565	1,099	11	1986	6/2006	(c)
Burger King - Greenfield, WI			419	452			419	452	871	28	1983	2/2005	(c)
Burger King - Greenville, NC			200	346			200	346	546	21	1983	2/2005	(c)
Burger King - Greenville, SC			398	417			398	417	815	26	1982	2/2005	(c)
Burger King - Hamburg, NY			419	328			419	328	746	14	1981	9/2005	(c)
Burger King - Harrisburg, PA			522	555			522	555	1,076	23	1985	10/2005	(c)
Burger King - Harvey , IL			662	565			662	565	1,227	35	1996	2/2005	(c)
Burger King - Hendersonville , TN			(e)	(e)			(e)	(e)	(e)	(e)	1974	8/1997	(e)
Burger King - Herkimer, NY			873	279			873	279	1,152	12	1983	9/2005	(c)
Burger King - Highland , IN		(g)	650		600		650	600	1,250	218	1996	8/1996	(c)
Burger King - Hot Springs, AR			180	307			180	307	487	19	UNKNOWN	2/2005	(c)
Burger King - Hudsonville, MI			457	693			457	693	1,150	13	1988	6/2006	(c)
Burger King - Irondequoit , NY			639	547			639	547	1,186	34	1986	2/2005	(c)
Burger King - Ironwood, MI			244	583			244	583	827	10	1997	6/2006	(c)
Burger King - Jacksonville, NC			220	180			220	180	400	11	1982	2/2005	(c)
Burger King - Jefferson City , TN			446	385			446	385	831	24	1988	2/2005	(c)
Burger King - Jenison, MI			226	475			226	475	701	9	1994	6/2006	(c)
Burger King - Kansas City , MO			245	198			245	198	444	12	1984	2/2005	(c)
Burger King - Kentwood, MI			578	712			578	712	1,290	14	1995	6/2006	(c)
Burger King - Kingsford, MI			430	613			430	613	1,042	10	1982	6/2006	(c)
Burger King - Lacey , WA			303	754			303	754	1,057	110	1998	1/1999	(c)
Burger King - Lafayette , LA			205	205			205	205	411	13	1989	2/2005	(c)
Burger King - Lake Charles , LA			293	709			293	709	1,002	101	1989	2/2005	(c)
Burger King - Lake Charles , LA			360	1,063			360	1,063	1,423	276	1988	3/1999	(c)
Burger King - Lakeland, FL			821	479			821	479	1,300	29	1979	2/2005	(c)
Burger King - L'Anse, MI			239	448			239	448	688	8	2000	6/2006	(c)
Burger King - Largo, FL			776	399			776	399	1,175	24	1984	2/2005	(c)
Burger King - Lawrence , KS			527	530			527	530	1,057	32	1982	2/2005	(c)
Burger King - Madisonville, KY			558	460			558	460	1,018	28	1980	2/2005	(c)
Burger King - Manahawkin, NJ			1,795	505			1,795	505	2,299	31	1980	2/2005	(c)
Burger King - Manchester , NH			776	459			776	459	1,235	119	1971	3/1999	(c)
Burger King - Manchester, TN			558	381			558	381	939	6	1980	6/2006	(c)
Burger King - Mansfield , OH			691	512			691	512	1,203	31	1989	2/2005	(c)
Burger King - Maple Heights , OH			694	622			694	622	1,317	38	1980	2/2005	(c)
Burger King - Marietta, GA			131	394			131	394	525	24	1983	2/2005	(c)
Burger King - Mauldin, SC			696	355			696	355	1,051	22	1979	2/2005	(c)
Burger King - Mcdonough, GA			504	493			504	493	997	21	1986	9/2005	(c)
Burger King - Menands, NY			373	477			373	477	851	29	1979	2/2005	(c)
Burger King - Metairie , LA			251	205			251	205	456	13	1990	2/2005	(c)
Burger King - Montgomery, NY			985	469			985	469	1,454	29	1981	2/2005	(c)
Burger King - Mounds View, MN			425	478			425	478	903	29	1984	2/2005	(c)
Burger King - Nanticoke, PA			139	557			139	557	697	34	1977	2/2005	(c)
Burger King - Nashua , NH			1,006	886			1,006	886	1,892	54	1987	2/2005	(c)
Burger King - Natchez , MS			273	718			273	718	992	187	1973	3/1999	(c)
Burger King - Natchitoches , LA			244	373			244	373	617	23	1993	2/2005	(c)
Burger King - New Castle , IN			582	300			582	300	882	18	1988	2/2005	(c)
Burger King - New City , NY			588	505			588	505	1,093	31	1977	2/2005	(c)
Burger King - New Philadelphia , OH			593	431			593	431	1,023	26	1989	2/2005	(c)
Burger King - Newburgh, NY			665	649			665	649	1,314	27	1974	10/2005	(c)
Burger King - Oak Lawn , IL		(g)	1,211		741		1,211	741	1,953	177	1996	9/1996	(c)
Burger King - Old Forge, PA		(g)	86	498			86	498	584	31	1977	2/2005	(c)
Burger King - Olympia , WA			(f)	712			(f)	712	712	312	1996	1/1999	(c)
Burger King - Opelousas , LA			625	959			625	959	1,584	249	1974	3/1999	(c)
Burger King - Pineville , LA			237	321			237	321	558	20	1990	2/2005	(c)
Burger King - Plaquemine , LA			462	475			462	475	937	68	1990	12/1994	(c)
Burger King - Pontiac , IL			324	400			324	400	724	25	1988	2/2005	(c)
Burger King - Raceland , LA			228	205			228	205	433	13	1988	2/2005	(c)
Burger King - Rockingham, NC			757	367			757	367	1,124	22	1980	2/2005	(c)
Burger King - Roseburg, OR			891	408			891	408	1,299	25	1981	2/2005	(c)
Burger King - Schenectady, NY			585	586			585	586	1,171	36	1984	2/2005	(c)
Burger King - Shelbyville, TN			350	275			350	275	625	17	1985	2/2005	(c)
Burger King - Shelton , WA			424	822			424	822	1,247	217	1995	1/1999	(c)
Burger King - Sierra Vista , AZ			607	(e)			607	(e)	607	(e)	1990	2/2005	(e)
Burger King - Spring Lake, MI			173	675			173	675	848	13	1995	6/2006	(c)
Burger King - Statesville, NC			420	361			420	361	781	22	1982	2/2005	(c)
Burger King - Stockbridge, GA			329	333			329	333	662	14	1986	9/2005	(c)
Burger King - Sulphur Springs, TX		(g)	221	355			221	355	576	22	1984	2/2005	(c)
Burger King - Syracuse , NY			684	468			684	468	1,152	29	1987	2/2005	(c)
Burger King - Texas City, TX			621	369			621	369	990	23	1978	2/2005	(c)
Burger King - Walker, MI			451	698			451	698	1,149	13	1973	6/2006	(c)
Burger King - Walled Lake, MI			988	450			988	450	1,439	28	1982	2/2005	(c)
Burger King - Warren , MI			376	821			376	821	1,197	213	1987	3/1999	(c)
Burger King - Watertown , NY			499	515			499	515	1,015	32	1986	2/2005	(c)
Burger King - Willoughby, OH			1,023	546			1,023	546	1,569	33	1980	2/2005	(c)
Burger King - Wilmington , NC			349		702		349	702	1,050	176	1999	4/1999	(c)
Burger King - Wilton, NY			752	560			752	560	1,313	34	1994	2/2005	(c)
Burger King - Yakima, WA			1,216	474			1,216	474	1,690	29	1979	2/2005	(c)
Burger King - Yelm , WA			425	479			425	479	904	29	1997	2/2005	(c)
Burger King - Bullhead City, AZ			432	254			432	254	686	16	1980	2/2005	(c)
Burger King - Holbrook, AZ			231	374			231	374	605	23	1986	2/2005	(c)
Burger King - Maywood, IL			1,002	489			1,002	489	1,491	30	UNKNOWN	2/2005	(c)
Burger King - Spanaway, WA			417	762			417	762	1,179	150	1998	2/2001	(c)
Burger King - Tuscon, AZ			1,132	381			1,132	381	1,513	23	1980	2/2005	(c)
Captain D's Seafood - Alexander City , AL			192	282			192	282	474	17	1988	2/2005	(c)
Captain D's Seafood - Anniston, AL			266	330			266	330	596	20	1980	2/2005	(c)
Captain D's Seafood - Ashland, KY		(g)	683	467			683	467	1,150	29	1979	2/2005	(c)
Captain D's Seafood - Batesville, MS		(g)	359	341			359	341	699	21	UNKNOWN	2/2005	(c)
Captain D's Seafood - Belleville , IL			304	368			304	368	671	23	1988	2/2005	(c)
Captain D's Seafood - Bellevue, TN			546	313			546	313	859	19	1985	2/2005	(c)
Captain D's Seafood - Birmingham, AL			474	351			474	351	825	22	1975	2/2005	(c)
Captain D's Seafood - Brentwood, TN		(g)	402	334			402	334	736	20	UNKNOWN	2/2005	(c)
Captain D's Seafood - Brunswich, GA		(g)	451	394			451	394	845	24	UNKNOWN	2/2005	(c)
Captain D's Seafood - Calhoun, GA		(g)	433	368			433	368	801	23	UNKNOWN	2/2005	(c)
Captain D's Seafood - Chattanooga, TN		(g)	321	339			321	339	660	21	1983	2/2005	(c)
Captain D's Seafood - Cincinnati, OH			265	338			265	338	603	21	1987	2/2005	(c)
Captain D's Seafood - Cincinnati, OH			213	367			213	367	580	22	1988	2/2005	(c)
Captain D's Seafood - Columbia, MO		(g)	190	375			190	375	565	23	UNKNOWN	2/2005	(c)
Captain D's Seafood - Columbia, SC			449	296			449	296	745	18	1977	2/2005	(c)
Captain D's Seafood - Columbus, GA			430	313			430	313	743	19	1989	2/2005	(c)
Captain D's Seafood - Conyers, GA			397	332			397	332	730	20	1988	2/2005	(c)
Captain D's Seafood - Covington, GA			353	353			353	353	706	22	1995	2/2005	(c)
Captain D's Seafood - Cullman, AL			616	517			616	517	1,133	32	UNKNOWN	2/2005	(c)
Captain D's Seafood - Dallas, GA		(g)	537	344			537	344	881	21	UNKNOWN	2/2005	(c)
Captain D's Seafood - Dallas, TX			97	287			97	287	384	18	1979	2/2005	(c)
Captain D's Seafood - Decatur, AL			634	376			634	376	1,011	23	UNKNOWN	2/2005	(c)
Captain D's Seafood - Decatur, GA			152	310			152	310	462	19	1990	2/2005	(c)
Captain D's Seafood - Decatur, GA			307	334			307	334	641	20	1990	2/2005	(c)
Captain D's Seafood - Decatur, GA			430	378			430	378	808	23	1993	2/2005	(c)
Captain D's Seafood - Douglas, GA			295	373			295	373	668	23	1979	2/2005	(c)
Captain D's Seafood - Duncanville, TX			67	297			67	297	363	18	1982	2/2005	(c)
Captain D's Seafood - Fayetteville, GA			561	397			561	397	958	24	1984	2/2005	(c)
Captain D's Seafood - Festus, MO		(g)	376	431			376	431	808	26	UNKNOWN	2/2005	(c)
Captain D's Seafood - Florence, KY			481	353			481	353	834	22	1981	2/2005	(c)
Captain D's Seafood - Forest Park, GA			421	344			421	344	765	21	1980	2/2005	(c)
Captain D's Seafood - Forestdale, AL		(g)	517	329			517	329	846	20	UNKNOWN	2/2005	(c)
Captain D's Seafood - Ft Worth, TX			96	321			96	321	418	20	1982	2/2005	(c)
Captain D's Seafood - Gallipolis, OH			487	408			487	408	895	25	UNKNOWN	2/2005	(c)
Captain D's Seafood - Goldsville, NC			201	366			201	366	567	22	1986	2/2005	(c)
Captain D's Seafood - Grand Prairie, TX			87	320			87	320	407	20	1987	2/2005	(c)
Captain D's Seafood - Hueytown, AL			366	328			366	328	694	20	1979	2/2005	(c)
Captain D's Seafood - Huntington, WV		(g)	513	382			513	382	895	23	1979	2/2005	(c)
Captain D's Seafood - Hurricane, WV			506	361			506	361	867	22	1981	2/2005	(c)
Captain D's Seafood - Jackson, MS		(g)	278	324			278	324	602	20	1981	2/2005	(c)
Captain D's Seafood - Jacksonville, FL		(g)	443	322			443	322	765	20	UNKNOWN	2/2005	(c)
Captain D's Seafood - Jacksonville, FL		(g)	591	307			591	307	898	19	UNKNOWN	2/2005	(c)
Captain D's Seafood - Jacksonville, FL		(g)	322	330			322	330	652	20	UNKNOWN	2/2005	(c)
Captain D's Seafood - Jacksonville, NC		(g)	226	350			226	350	576	21	UNKNOWN	2/2005	(c)
Captain D's Seafood - Jefferson City, MO		(g)	268	354			268	354	622	22	UNKNOWN	2/2005	(c)
Captain D's Seafood - Jeffersonville, IN			369	386			369	386	756	24	1977	2/2005	(c)
Captain D's Seafood - Jullahoma, TN		(g)	467	434			467	434	901	27	UNKNOWN	2/2005	(c)
Captain D's Seafood - Kennesaw, GA		(g)	523	285			523	285	808	17	1976	2/2005	(c)
Captain D's Seafood - Knoxville, TN			166	343			166	343	509	21	1990	2/2005	(c)
Captain D's Seafood - Knoxville, TN		(g)	368	329			368	329	697	20	1981	2/2005	(c)
Captain D's Seafood - Knoxville, TN		(g)	343	354			343	354	697	22	UNKNOWN	2/2005	(c)
Captain D's Seafood - Lagrange, GA		(g)	411	335			411	335	746	21	UNKNOWN	2/2005	(c)
Captain D's Seafood - Lawrenceville, GA			373	396			373	396	769	24	1987	2/2005	(c)
Captain D's Seafood - Lebanon, TN		(g)	577	331			577	331	908	20	UNKNOWN	2/2005	(c)
Captain D's Seafood - Lithonia, GA			358	354			358	354	712	22	1988	2/2005	(c)
Captain D's Seafood - Little Rock, AR			129	335			129	335	464	21	1980	2/2005	(c)
Captain D's Seafood - Louisville, KY		(g)	347	341			347	341	688	21	UNKNOWN	2/2005	(c)
Captain D's Seafood - Mableton, GA		(g)	273	292			273	292	565	18	UNKNOWN	2/2005	(c)
Captain D's Seafood - Madison, TN			364	305			364	305	669	19	1988	2/2005	(c)
Captain D's Seafood - Madisonville, KY			560	375			560	375	935	23	1976	2/2005	(c)
Captain D's Seafood - Marietta, GA			486	340			486	340	825	21	1988	2/2005	(c)
Captain D's Seafood - Marietta, OH			231	339			231	339	570	21	1979	2/2005	(c)
Captain D's Seafood - Monroe, GA			228	345			228	345	572	21	2000	2/2005	(c)
Captain D's Seafood - Montgomery, AL		(g)	335	335			335	335	670	21	UNKNOWN	2/2005	(c)
Captain D's Seafood - Mount Juliet, TN			320	420			320	420	740	26	1997	2/2005	(c)
Captain D's Seafood - Nashville, TN			377	445			377	445	822	27	1996	2/2005	(c)
Captain D's Seafood - New Albany, MS		(g)	238	339			238	339	577	21	1993	2/2005	(c)
Captain D's Seafood - North Charleston, SC		(g)	354	305			354	305	660	19	UNKNOWN	2/2005	(c)
Captain D's Seafood - North Little Rock, AR		(g)	165	360			165	360	524	22	1978	2/2005	(c)
Captain D's Seafood - Oneonta, AL		(g)	443	324			443	324	767	20	1986	2/2005	(c)
Captain D's Seafood - Owensboro, KY			284	353			284	353	637	22	1980	2/2005	(c)
Captain D's Seafood - Parkersburg, WV		(g)	207	329			207	329	536	20	1976	2/2005	(c)
Captain D's Seafood - Parkersburg, WV			258	385			258	385	644	24	1982	2/2005	(c)
Captain D's Seafood - Phenix City, AL		(g)	507	274			507	274	781	17	UNKNOWN	2/2005	(c)
Captain D's Seafood - Prattville, AL		(g)	665	373			665	373	1,037	23	UNKNOWN	2/2005	(c)
Captain D's Seafood - Riverdale, GA			448	341			448	341	789	21	1986	2/2005	(c)
Captain D's Seafood - Salisbury, NC			297	442			297	442	738	27	UNKNOWN	2/2005	(c)
Captain D's Seafood - Sanford, FL		(g)	452	337			452	337	789	21	UNKNOWN	2/2005	(c)
Captain D's Seafood - Shelbyville, TN		(g)	479	307			479	307	787	19	UNKNOWN	2/2005	(c)
Captain D's Seafood - Smyrna, GA		(g)	326	347			326	347	673	21	UNKNOWN	2/2005	(c)
Captain D's Seafood - Smyrna, TN		(g)	455	316			455	316	771	19	UNKNOWN	2/2005	(c)
Captain D's Seafood - Snellville, GA			531	371			531	371	902	23	1981	2/2005	(c)
Captain D's Seafood - Springfield, MO		(g)	297	548			297	548	845	34	UNKNOWN	2/2005	(c)
Captain D's Seafood - Starke, FL		(g)	328	385			328	385	713	24	UNKNOWN	2/2005	(c)
Captain D's Seafood - Statesboro, GA		(g)	371	325			371	325	696	20	1974	2/2005	(c)
Captain D's Seafood - Stockbridge, GA			209	327			209	327	536	20	1990	2/2005	(c)
Captain D's Seafood - Summerville, SC		(g)	397	301			397	301	699	18	UNKNOWN	2/2005	(c)
Captain D's Seafood - Thomaston, GA		(g)	470	358			470	358	828	22	UNKNOWN	2/2005	(c)
Captain D's Seafood - Troy, AL			479	370			479	370	849	23	1985	2/2005	(c)
Captain D's Seafood - Trussville, AL			444	417			444	417	861	26	UNKNOWN	2/2005	(c)
Captain D's Seafood - Tucker, GA			392	382			392	382	774	23	1992	2/2005	(c)
Captain D's Seafood - Tupelo, MS		(g)	371	573			371	573	944	35	2000	2/2005	(c)
Captain D's Seafood - Union City, GA			379	327			379	327	706	20	1987	2/2005	(c)
Captain D's Seafood - Valdosta, GA			375	327			375	327	701	20	1980	2/2005	(c)
Captain D's Seafood - Vicksburg, MS			447	292			447	292	739	18	1986	2/2005	(c)
Captain D's Seafood - Wetumpka, AL			552	413			552	413	965	25	1986	2/2005	(c)
Captain D's Seafood - Winter Garden, FL		(g)	649	351			649	351	1,001	22	UNKNOWN	2/2005	(c)
Captain D's Seafood - Zanesville , OH			(e)	(e)			(e)	(e)	(e)	(e)	1988	2/2005	(e)
Captain D's Seafood - Douglasville, GA			240	(d)			240	(d)	240	(d)	1998	2/2005	(c)
Captain D's Seafood - Huntington, WV			406	413			406	413	818	25	1973	2/2005	(c)
Captain D's Seafood - Metter, GA			400	354			400	354	754	22	1975	2/2005	(c)
Captain D's Seafood - St Albans, WV			244	381			244	381	625	23	1989	2/2005	(c)
Caribou Coffee - Gross Pt Woods, MI			572	280			572	280	851	17	1982	2/2005	(c)
Carlos OKellys - Bloomington, IL		(g)	1,042	723			1,042	723	1,765	44	1990	2/2005	(c)
Carlos OKellys - Mason City, IA			458	815			458	815	1,273	50	1955	2/2005	(c)
Carlos OKellys - Springfield, MO		(g)	1,092	1,034			1,092	1,034	2,126	63	1997	2/2005	(c)
Casa Del Rio - Wadsworth , OH			328	(e)			328	(e)	328	(e)	1992	2/2005	(e)
Casey's Grill - Winter Springs , FL			421	423			421	423	844	194	1987	2/2005	(c)
Cashland - Celina , OH			157	347			157	347	504	21	1995	2/2005	(c)
Castle Dental - Murfreesboro , TN			528	388			528	388	916	24	1996	2/2005	(c)
Century Motors - Honolulu, HI			1,729	303			1,729	303	2,032	19	1962	2/2005	(c)
Charleston's - Carmel, IN			1,137	750			1,137	750	1,887	46	1999	2/2005	(c)
Charleston's - Indianapolis, IN			1,001	833			1,001	833	1,834	51	1987	2/2005	(c)
Charleston's - Norman, OK		(g)	495	802			495	802	1,297	49	1994	2/2005	(c)
Charleston's - Tulsa, OK		(g)	543	622			543	622	1,165	38	1997	2/2005	(c)
Charleston's - Chandler, AZ			1,203	823			1,203	823	2,026	50	1998	2/2005	(c)
Check City - Taylorsville , UT			890		487		890	487	1,377	155	1997	6/1997	(c)
Checkers - Atlanta , GA			443	(d)			443	(d)	443	(d)	1990	2/2005	(c)
Checkers - Boca Raton , FL			1,082	(d)			1,082	(d)	1,082	(d)	1994	2/2005	(c)
Checkers - Boynton Beach , FL			893	(d)			893	(d)	893	(d)	1994	2/2005	(c)
Checkers - Bradenton , FL			355	(d)			355	(d)	355	(d)	1995	2/2005	(c)
Checkers - Chamblee , GA			560	(d)			560	(d)	560	(d)	1994	2/2005	(c)
Checkers - Coral Springs , FL			832	(d)			832	(d)	832	(d)	1995	2/2005	(c)
Checkers - Delray Beach , FL			424	(d)			424	(d)	424	(d)	1993	2/2005	(c)
Checkers - Englewood , FL			634	(d)			634	(d)	634	(d)	1993	2/2005	(c)
Checkers - Fayetteville , GA		(g)	458	(d)			458	(d)	458	(d)	1992	2/2005	(c)
Checkers - Foley , AL		(g)	302	(d)			302	(d)	302	(d)	1994	2/2005	(c)
Checkers - Hudson, FL			313	(d)			313	(d)	313	(d)	1992	2/2005	(c)
Checkers - Huntsville , AL		(g)	489	(d)			489	(d)	489	(d)	1993	2/2005	(c)
Checkers - Lake Mary , FL			863	(d)			863	(d)	863	(d)	1994	2/2005	(c)
Checkers - Lake Worth , FL			817	(d)			817	(d)	817	(d)	1994	2/2005	(c)
Checkers - Lakeland , FL			630	(d)			630	(d)	630	(d)	1995	2/2005	(c)
Checkers - Largo , FL			841	(d)			841	(d)	841	(d)	1994	2/2005	(c)
Checkers - Marietta , GA			487	(d)			487	(d)	487	(d)	1993	2/2005	(c)
Checkers - Marietta , GA			606	(d)			606	(d)	606	(d)	1992	2/2005	(c)
Checkers - Miami , FL			279	(d)			279	(d)	279	(d)	1994	2/2005	(c)
Checkers - Norcross , GA			574	(d)			574	(d)	574	(d)	1993	2/2005	(c)
Checkers - Ocala , FL			505	(d)			505	(d)	505	(d)	1994	2/2005	(c)
Checkers - Orlando , FL			826	(d)			826	(d)	826	(d)	1994	2/2005	(c)
Checkers - Orlando , FL			954	(d)			954	(d)	954	(d)	1994	2/2005	(c)
Checkers - Orlando , FL			932	(d)			932	(d)	932	(d)	1995	2/2005	(c)
Checkers - Pensacola , FL			523	(d)			523	(d)	523	(d)	1994	2/2005	(c)
Checkers - Pensacola , FL			602	(d)			602	(d)	602	(d)	1994	2/2005	(c)
Checkers - Philadelphia , PA		(g)	568	(d)			568	(d)	568	(d)	1994	2/2005	(c)
Checkers - Pompano Beach , FL			535	(d)			535	(d)	535	(d)	1994	2/2005	(c)
Checkers - Port Richey , FL			702	(d)			702	(d)	702	(d)	1994	2/2005	(c)
Checkers - Seminole , FL			1,288	(d)			1,288	(d)	1,288	(d)	1994	2/2005	(c)
Checkers - St. Petersburg , FL			502	(d)			502	(d)	502	(d)	1995	2/2005	(c)
Checkers - St. Petersburg , FL			816	(d)			816	(d)	816	(d)	1994	2/2005	(c)
Checkers - Tampa , FL			534	(d)			534	(d)	534	(d)	1994	2/2005	(c)
Checkers - Tampa, FL			371	(d)			371	(d)	371	(d)	1991	2/2005	(c)
Checkers - Tampa, FL			357	(d)			357	(d)	357	(d)	1992	2/2005	(c)
Checkers - Venice , FL			665	(d)			665	(d)	665	(d)	1994	2/2005	(c)
Checkers - Winter Garden , FL			698	(d)			698	(d)	698	(d)	1994	2/2005	(c)
Checkers - Winter Springs , FL			592	(d)			592	(d)	592	(d)	1994	2/2005	(c)
Checkers - Beech Grove, IN			634	(d)			634	(d)	634	(d)	2004	5/2005	(c)
Chevron - Bellflower, CA			814	417			814	417	1,231	26	1990	2/2005	(c)
Chevron - San Dimas, CA			1,696	623			1,696	623	2,319	38	1990	2/2005	(c)
Chevys - Annapolis , MD			1,372	(e)			1,372	(e)	1,372	(e)	1999	12/1999	(e)
Chevys - Atlanta , GA	(i)	(g)	1,464	1,874			1,464	1,874	3,338	493	1999	4/1999	(c)
Chevys - Bloomington , MN		(g)	869	1,310			869	1,310	2,179	337	1999	4/1999	(c)
Chevys - Clearwater , FL	(i)	(g)	984	1,104			984	1,104	2,088	281	1999	4/1999	(c)
Chevys - Greenbelt , MD		(g)	945	1,475			945	1,475	2,421	446	1994	12/1997	(c)
Chevys - Kissimmee , FL			571	1,536			571	1,536	2,107	396	1999	4/1999	(c)
Chevys - Lake Mary , FL	(i)	(g)	881	1,226			881	1,226	2,107	313	1999	4/1999	(c)
Chevys - Lake Oswego , OR		(g)	963	1,506			963	1,506	2,469	456	1995	12/1997	(c)
Chevys - Merriam , KS	(i)	(g)	1,032	1,075			1,032	1,075	2,107	291	1999	4/1999	(c)
Chevys - Mesa , AZ			1,338	859			1,338	859	2,197	53	1994	2/2005	(c)
Chevys - Miami , FL			1,360	751			1,360	751	2,110	46	1995	2/2005	(c)
Chevys - Naperville , IL			961	1,366			961	1,366	2,326	393	1990	5/1998	(c)
Chevys - Vancouver , WA			1,283	793			1,283	793	2,076	49	1994	2/2005	(c)
Chick-Fil-A - Arlington, TX			378				378		378		2001	2/2005	(c)
Chick-Fil-A - Rockwall , TX			528		340		528	340	868	115	1996	10/1996	(c)
Chilis - Amarillo, TX			508	633			508	633	1,140	39	1984	2/2005	(c)
Chilis - Boise, ID		(g)	877	677			877	677	1,554	42	1992	2/2005	(c)
Chilis - Cheyenne, WY			756	404			756	404	1,161	25	1994	2/2005	(c)
Chilis - Denton, TX		(g)	494	577			494	577	1,071	35	1986	2/2005	(c)
Chilis - Fayetteville, AR			715	707			715	707	1,422	43	1991	2/2005	(c)
Chilis - Las Cruces, NM		(g)	733	627			733	627	1,360	38	1990	2/2005	(c)
Chilis - Midland, TX			1,775	532			1,775	532	2,307	9	1984	6/2006	(c)
Chilis - Omaha, NE			676	656			676	656	1,332	40	1992	2/2005	(c)
Chilis - Riverdale, UT			863	690			863	690	1,553	42	1993	2/2005	(c)
Chipotle Mexican Grill - Upland , CA			788		209		788	209	998	73	1996	7/1996	(c)
Chipper's Grill - Streator , IL		(g)	276	834			276	834	1,111	51	1988	2/2005	(c)
Church's - Riverdale, GA			206	373			206	373	579	23	1983	2/2005	(c)
Church's - Wilmington, NC			117	223			117	223	340	14	1980	2/2005	(c)
Citgo - Baltimore, MD			(f)				(f)				1998	2/2005	(c)
Citgo - Ellicott City, MD			(f)				(f)				1998	2/2005	(c)
Citgo - Fairview Heights, IL			103	247			103	247	350	15	1973	2/2005	(c)
City Buffet - Alexander City , AL			323	527			323	527	850	32	1988	2/2005	(c)
Clancy's - Greenwood, IN			237	573			237	573	810	35	1985	2/2005	(c)
Clay Pit - Dallas , TX	(i)		(e)	(e)			(e)	(e)	(e)	(e)	1991	10/1997	(e)
Crabhouse - Jupiter, FL			4,361	2,328			4,361	2,328	6,690	143	1995	2/2005	(c)
Crescent Car Wash - La Palma, CA			700	350			700	350	1,050	21	1995	2/2005	(c)
Culpepper Restaurant - Bridgeton , MO	(i)		(f)	596			(f)	596	596	443	1989	3/1999	(c)
CVS Pharmacy - Altamonte Springs , FL			2,700	2,269			2,700	2,269	4,969	114	2004	4/1999	(c)
Dairy Queen - Alto, TX			102	253			102	253	355	15	1972	2/2005	(c)
Dairy Queen - Ballinger, TX			117	295			117	295	413	18	1988	2/2005	(c)
Dairy Queen - Buna, TX			87	270			87	270	357	17	1976	2/2005	(c)
Dairy Queen - Carthage, TX			90	282			90	282	372	17	1975	2/2005	(c)
Dairy Queen - Cleveland, TX			93	333			93	333	426	20	1974	2/2005	(c)
Dairy Queen - Dayton, TX			96	253			96	253	349	16	1969	2/2005	(c)
Dairy Queen - Diboll, TX			94	256			94	256	349	16	1990	2/2005	(c)
Dairy Queen - Hemphill, TX			105	292			105	292	397	18	1976	2/2005	(c)
Dairy Queen - Huffman, TX			97	259			97	259	356	16	1991	2/2005	(c)
Dairy Queen - Huntington, TX			97	273			97	273	370	17	1980	2/2005	(c)
Dairy Queen - Huntsville, TX			97	274			97	274	371	17	1985	2/2005	(c)
Dairy Queen - Jasper, TX			89	247			89	247	336	15	1992	2/2005	(c)
Dairy Queen - Kountze, TX			92	219			92	219	311	13	1995	2/2005	(c)
Dairy Queen - Lubbock, TX		(g)	188	368			188	368	557	23	1989	2/2005	(c)
Dairy Queen - Lufkin, TX			99	293			99	293	393	18	1987	2/2005	(c)
Dairy Queen - Lufkin, TX			90	266			90	266	357	16	1989	2/2005	(c)
Dairy Queen - Pineland, TX			95	264			95	264	358	16	1989	2/2005	(c)
Dairy Queen - Rusk, TX			207	260			207	260	467	16	1989	2/2005	(c)
Dairy Queen - San Augustine, TX			98	260			98	260	358	16	1988	2/2005	(c)
Dairy Queen - Silsbee, TX			94	257			94	257	351	16	1988	2/2005	(c)
Dairy Queen - Sour Lake, TX			95	266			95	266	361	16	1978	2/2005	(c)
Dairy Queen - Waskom, TX			110	331			110	331	441	20	1990	2/2005	(c)
Dairy Queen - Wells, TX			109	261			109	261	370	16	1992	2/2005	(c)
Dairy Queen - Woodville, TX			99	393			99	393	492	24	1991	2/2005	(c)
DC Sports Bar & Steakhouse Restaurant - Eunice , LA		(g)	301	518			301	518	819	32	1987	2/2005	(c)
Del Taco - Mesa , AZ			567	(e)			567	(e)	567	(e)	1997	2/2005	(e)
Del Taco - Mesa , AZ			642		582		642	582	1,224	140	1999	10/1999	(c)
Denny's - Akron , OH		(g)	137	798			137	798	936	6	1992	3/1999	(c)
Denny's - Amherst , OH		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1987	2/2005	(e)
Denny's - Avon , CO			2,327	760			2,327	760	3,087	47	1993	2/2005	(c)
Denny's - Batavia, NY			395	439			395	439	835	19	1974	9/2005	(c)
Denny's - Black Mountain , NC		(g)	465	(e)			465	(e)	465	(e)	1992	2/2005	(e)
Denny's - Branson , MO		(g)	2,025	756			2,025	756	2,781	46	1995	2/2005	(c)
Denny's - Chickasha, OK			112	411			112	411	522	25	2001	2/2005	(c)
Denny's - Columbia, SC			792	366			792	366	1,158	22	1998	2/2005	(c)
Denny's - Duncan , SC		(g)	220	682			220	682	902	5	1992	3/1999	(c)
Denny's - Dundee , MI			593	443			593	443	1,036	27	1988	2/2005	(c)
Denny's - Fremont , OH		(g)	247	434			247	434	681	27	1992	2/2005	(c)
Denny's - Greensboro , NC		(g)	361	572			361	572	933	149	1992	3/1999	(c)
Denny's - Greenville , SC		(g)	458	455			458	455	912	118	1985	3/1999	(c)
Denny's - Henrietta, NY			205	244			205	244	449	10	1987	9/2005	(c)
Denny's - Houston , TX		(g)	393	665			393	665	1,058	173	1985	3/1999	(c)
Denny's - Idaho Falls , ID			784	553			784	553	1,337	34	1995	2/2005	(c)
Denny's - Kansas City , MO		(g)	401	901			401	901	1,302	239	1997	6/1999	(c)
Denny's - Kent , OH			(e)	(e)			(e)	(e)	(e)	(e)	1987	2/2005	(e)
Denny's - Lakewood, NY			243	286			243	286	528	12	1970	9/2005	(c)
Denny's - Landrum , SC		(g)	155	398			155	398	554	3	1992	3/1999	(c)
Denny's - Lee'S Summit , MO	(i)		540	670			540	670	1,210	171	1979	5/1999	(c)
Denny's - Marion , OH			279	350			279	350	629	21	1989	2/2005	(c)
Denny's - Melbourne , FL			569	417			569	417	986	26	1998	2/2005	(c)
Denny's - Merriam , KS	(i)	(g)	645	992			645	992	1,637	253	1981	5/1999	(c)
Denny's - Mesa , AZ			788	577			788	577	1,365	35	1994	2/2005	(c)
Denny's - Moab , UT		(g)	679	548			679	548	1,228	34	1995	2/2005	(c)
Denny's - Mooresville , NC		(g)	307	602			307	602	909	4	1992	3/1999	(c)
Denny's - N. Kansas City , MO	(i)	(g)	450	761			450	761	1,211	194	1979	5/1999	(c)
Denny's - New Castle , IN			316	431			316	431	747	26	1973	2/2005	(c)
Denny's - Ocean Springs , MS		(g)	473	(e)			473	(e)	473	(e)	1992	2/2005	(e)
Denny's - Ontario, OR		(g)	241	716			241	716	957	44	1978	1/2002	(c)
Denny's - Orlando , FL			520	(e)			520	(e)	520	(e)	1992	2/2005	(e)
Denny's - Phoenix , AZ			644	559			644	559	1,202	34	1992	2/2005	(c)
Denny's - Salem , OH			202	(e)			202	(e)	202	(e)	1991	2/2005	(e)
Denny's - Sedalia , MO	(i)	(g)	319	190	823		319	1,013	1,332	258	1999	5/1999	(c)
Denny's - Spartanburg , SC			448	(e)			448	(e)	448	(e)	1992	2/2005	(e)
Denny's - St. Ann , MO			503	547			503	547	1,050	34	1993	2/2005	(c)
Denny's - Tempe , AZ			1,052	942			1,052	942	1,995	58	1982	2/2005	(c)
Denny's - Tempe , AZ			1,394	628			1,394	628	2,022	38	1994	2/2005	(c)
Denny's - Temple , TX		(g)	395	271			395	271	666	17	1975	2/2005	(c)
Denny's - Topeka , KS		(g)	415	583			415	583	997	4	1989	3/1999	(c)
Denny's - Winter Springs , FL		(g)	555	761			555	761	1,316	6	1994	3/1999	(c)
Denny's - Glendale, AZ			267	495			267	495	761	30	1986	2/2005	(c)
Denny's - Mesa, AZ			152	505			152	505	656	31	1986	2/2005	(c)
Denny's - Peoria, AZ			225	482			225	482	707	30	1989	2/2005	(c)
Denny's - Scottsdale, AZ			180	473			180	473	653	29	1985	2/2005	(c)
Don Pablo's - Brooklyn, OH			1,011	1,033			1,011	1,033	2,044	9	2000	9/2006	(c)
Don Pablo's - Canton, MI			1,010	2,191			1,010	2,191	3,200	19	1995	9/2006	(c)
Don Pablo's - Indianapolis, IN			563	1,617			563	1,617	2,180	14	1995	9/2006	(c)
Don Pablo's - Kentwood, MI			(e)	(e)			(e)	(e)	(e)	(e)	1997	9/2006	(e)
Don Pablo's - Langhorne, PA			852	1,175			852	1,175	2,027	10	1999	9/2006	(c)
Don Pablo's - Murfreesboro, TN			779	1,756			779	1,756	2,534	16	1998	9/2006	(c)
Don Pablo's - Saginaw, MI			(e)	(e)			(e)	(e)	(e)	(e)	1997	9/2006	(e)
Don Pablo's - Whitehall Township, PA			656	1,796			656	1,796	2,452	16	1997	9/2006	(c)
Dunkin Donuts / Baskin Robins - Dearborn Heights, MI			627	486			627	486	1,113	30	1998	2/2005	(c)
Einstein Bros. Bagels - Dearborn , MI		(g)	465	178			465	178	643	58	1997	7/1997	(c)
Einstein Bros. Bagels - Springfield , VA		(g)	634	(d)			634	(d)	634	(d)	1997	7/1997	(c)
El Chico - Carrollton, TX			504	620			504	620	1,125	38	1970	2/2005	(c)
El Chico - De Soto, TX		(g)	605	755			605	755	1,359	46	1985	2/2005	(c)
El Chico - Lewisville, TX			502	625			502	625	1,127	38	1982	2/2005	(c)
El Chico - Texarkana, AR		(g)	475	601			475	601	1,076	37	1970	2/2005	(c)
El Chico - Tulsa, OK			576	673			576	673	1,249	41	1972	2/2005	(c)
EL Ranchito Restaurant - Albemarle , NC			334	332			334	332	666	20	1994	2/2005	(c)
Famous Dave's - Snellville, GA			885	844			885	844	1,730	52	1997	2/2005	(c)
Fat Mo's Burgers - Chattanooga, TN			138	138			138	138	276	8	1985	2/2005	(c)
Fazoli's - Carmel, IN			164	516			164	516	680	32	1989	2/2005	(c)
Fazoli's - Des Moines, IA			89	465			89	465	554	28	1973	2/2005	(c)
Fazoli's - Southaven , MS		(g)	485		587		485	587	1,072	101	1999	2/1999	(c)
Fedex Kinko's - Homewood , AL			745	385			745	385	1,130	24	1997	2/2005	(c)
Fillmore Gas - Fillmore, CA			1,402	567			1,402	567	1,969	35	2000	2/2005	(c)
Fina - Arlington, TX			190	428			190	428	618	26	1990	2/2005	(c)
Fina - Bedford, TX			570	380			570	380	950	23	1986	2/2005	(c)
Fina - Midlothian, TX			48	142			48	142	190	9	UNKNOWN	2/2005	(c)
Fina - N Richland Hills, TX			156	366			156	366	522	22	UNKNOWN	2/2005	(c)
Flat Rock Grille - Hoover, AL			1,205	660			1,205	660	1,865	40	2004	2/2005	(c)
Gant Oil - Asheboro, NC		(g)	323	403			323	403	726	25	1987	2/2005	(c)
Gant Oil - Kernersville, NC			241	744			241	744	985	46	1995	2/2005	(c)
Gant Oil - Kernersville, NC			292	362			292	362	654	22	1987	2/2005	(c)
Gant Oil - Kernersville, NC			313	437			313	437	750	27	1984	2/2005	(c)
Gant Oil - Lexington, NC		(g)	333	362			333	362	695	22	1976	2/2005	(c)
Gant Oil - Madison, NC			216	207			216	207	423	13	1964	2/2005	(c)
Gant Oil - Morehead City, NC			126	307			126	307	433	19	1972	2/2005	(c)
Gant Oil - Mount Airy, NC			240	642			240	642	882	39	1992	2/2005	(c)
Gant Oil - New Bern, NC			185	555			185	555	740	34	1996	2/2005	(c)
Gant Oil - Taylorsville, NC		(g)	203	371			203	371	574	23	1990	2/2005	(c)
Gant Oil - Walkertown, NC			428	280			428	280	709	17	1986	2/2005	(c)
Gant Oil - Walnut Cove, NC		(g)	289	672			289	672	961	41	1998	2/2005	(c)
Gant Oil - Winston Salem, NC			240	263			240	263	503	16	1979	2/2005	(c)
Gant Oil - Winston Salem, NC			226	160			226	160	387	10	1962	2/2005	(c)
Gant Oil - Winston Salem, NC		(g)	206	371			206	371	577	23	1988	2/2005	(c)
Golden Corral - Aberdeen , NC		(g)	566	957			566	957	1,523	59	1994	2/2005	(c)
Golden Corral - Albany , GA		(g)	681	993			681	993	1,674	61	1998	2/2005	(c)
Golden Corral - Albuquerque , NM			1,184	812			1,184	812	1,996	50	1989	2/2005	(c)
Golden Corral - Amarillo , TX			1,241	975			1,241	975	2,216	60	1989	2/2005	(c)
Golden Corral - Arlington , TX			910	1,039			910	1,039	1,949	64	1992	2/2005	(c)
Golden Corral - Augusta , GA			1,110	1,001			1,110	1,001	2,112	61	1994	2/2005	(c)
Golden Corral - Austin , TX			1,273	994			1,273	994	2,268	61	1992	2/2005	(c)
Golden Corral - Austin , TX			840	1,177			840	1,177	2,017	72	1992	2/2005	(c)
Golden Corral - Baytown , TX			694	749			694	749	1,443	46	1995	2/2005	(c)
Golden Corral - Beaumont , TX			758	959			758	959	1,717	59	1990	2/2005	(c)
Golden Corral - Bellevue , NE			441		1,039		441	1,039	1,480	268	1999	4/1999	(c)
Golden Corral - Blue Springs, MO		(g)	846	1,317			846	1,317	2,163	81	2000	2/2005	(c)
Golden Corral - Bristol, VA		(g)	886	1,114			886	1,114	2,000	68	2000	2/2005	(c)
Golden Corral - Brownsville , TX			779	863			779	863	1,642	53	1990	2/2005	(c)
Golden Corral - Brunswick , GA		(g)	457		1,171		457	1,171	1,627	323	1998	9/1998	(c)
Golden Corral - Burlington , NC		(g)	1,365	1,061			1,365	1,061	2,426	65	1993	2/2005	(c)
Golden Corral - Carlsbad , NM			384		644		384	644	1,028	243	1995	9/1995	(c)
Golden Corral - Cleburne , TX			359		654		359	654	1,013	244	1995	10/1995	(c)
Golden Corral - Clinton , NC		(g)	186	695			186	695	881	43	1996	2/2005	(c)
Golden Corral - Clovis , NM			409	806			409	806	1,214	227	1997	7/1998	(c)
Golden Corral - College Station , TX			782	848			782	848	1,630	52	1990	2/2005	(c)
Golden Corral - Columbia , MO			848		1,009		848	1,009	1,857	269	1999	1/1999	(c)
Golden Corral - Columbus , OH		(g)	1,031		1,093		1,031	1,093	2,124	406	1995	11/1995	(c)
Golden Corral - Cookeville , TN		(g)	806		1,087		806	1,087	1,893	270	1999	7/1999	(c)
Golden Corral - Corpus Christi , TX			577		935		577	935	1,511	289	1997	9/1997	(c)
Golden Corral - Council Bluffs , IA		(g)	546		993		546	993	1,539	277	1998	8/1998	(c)
Golden Corral - Dallas , TX			824	1,009			824	1,009	1,833	62	1991	2/2005	(c)
Golden Corral - Davenport , IA			601	1,344			601	1,344	1,945	346	1998	4/1999	(c)
Golden Corral - Dover , DE			1,043		978		1,043	978	2,021	360	1995	12/1995	(c)
Golden Corral - Dubuque , IA			564		1,056		564	1,056	1,621	296	1998	8/1998	(c)
Golden Corral - Duncan , OK		(g)	161		1,029		161	1,029	1,190	312	1997	11/1997	(c)
Golden Corral - El Paso , TX			960	978			960	978	1,938	60	1990	2/2005	(c)
Golden Corral - El Paso , TX			1,174	988			1,174	988	2,161	61	1990	2/2005	(c)
Golden Corral - Elizabethtown , KY		(g)	656	1,025			656	1,025	1,680	63	1997	2/2005	(c)
Golden Corral - Evansville , IN		(g)	601		1,195		601	1,195	1,796	311	1999	7/1999	(c)
Golden Corral - Evansville , IN		(g)	588		1,393		588	1,393	1,981	333	1999	12/1999	(c)
Golden Corral - Farmington , NM		(g)	673	1,044			673	1,044	1,717	64	1996	2/2005	(c)
Golden Corral - Flowood , MS			596		1,094		596	1,094	1,690	258	1999	12/1999	(c)
Golden Corral - Fort Dodge , IA			321		1,156		321	1,156	1,477	306	1999	1/1999	(c)
Golden Corral - Fort Walton Beach , FL			591		1,176		591	1,176	1,767	352	1997	1/1998	(c)
Golden Corral - Fort Wayne , IN			744		1,276		744	1,276	2,020	298	1999	12/1999	(c)
Golden Corral - Fort Worth , TX			640	898			640	898	1,538	340	1995	8/1995	(c)
Golden Corral - Franklin , IN			224	597			224	597	821	37	1988	2/2005	(c)
Golden Corral - Fremont , NE			240	843			240	843	1,082	52	1998	2/2005	(c)
Golden Corral - Galveston , TX			809	949			809	949	1,759	58	1997	2/2005	(c)
Golden Corral - Grand Prairie , TX			1,072	994			1,072	994	2,066	61	1990	2/2005	(c)
Golden Corral - Harlingen , TX			740	854			740	854	1,594	52	1990	2/2005	(c)
Golden Corral - Henderson , KY			377		1,117		377	1,117	1,494	286	1999	4/1999	(c)
Golden Corral - Hickory , NC		(g)	1,090	1,000			1,090	1,000	2,090	61	1994	2/2005	(c)
Golden Corral - Houston , TX			1,057	989			1,057	989	2,047	61	1990	2/2005	(c)
Golden Corral - Houston , TX			1,159	824			1,159	824	1,983	50	1997	2/2005	(c)
Golden Corral - Jacksonville , FL			593		1,184		593	1,184	1,777	366	1997	9/1997	(c)
Golden Corral - Jacksonville , FL			541		1,174		541	1,174	1,715	365	1999	9/1997	(c)
Golden Corral - Jacksonville , FL			684		1,259		684	1,259	1,943	295	1999	12/1999	(c)
Golden Corral - Kokomo, IN		(g)	706	1,247			706	1,247	1,953	76	2000	2/2005	(c)
Golden Corral - L. Lk. Bryan, FL			67	(d)			67	(d)	67	(d)	1998	5/2000	(c)
Golden Corral - L. Lk. Bryan, FL			361	(d)			361	(d)	361	(d)	N/A	9/1998	(c)
Golden Corral - Las Cruces , NM			809	956			809	956	1,766	59	1992	2/2005	(c)
Golden Corral - Lincoln, NE		(g)	537	1,066			537	1,066	1,603	65	2000	2/2005	(c)
Golden Corral - Lufkin , TX			479		954		479	954	1,433	318	1997	1/1997	(c)
Golden Corral - Mcallen , TX			927	836			927	836	1,762	51	1992	2/2005	(c)
Golden Corral - Midwest City , OK			715	1,563			715	1,563	2,278	96	1992	2/2005	(c)
Golden Corral - Moberly , MO		(g)	374		838		374	838	1,213	270	1997	5/1997	(c)
Golden Corral - Norman , OK			1,110	1,009			1,110	1,009	2,119	62	1994	2/2005	(c)
Golden Corral - Odessa , TX			692	925			692	925	1,617	57	1990	2/2005	(c)
Golden Corral - Oklahoma City , OK			896	1,106			896	1,106	2,002	68	1992	2/2005	(c)
Golden Corral - Omaha , NE		(g)	570		1,272		570	1,272	1,842	339	1998	12/1998	(c)
Golden Corral - Orange Park , FL			929	1,069			929	1,069	1,998	65	1996	2/2005	(c)
Golden Corral - Palatka , FL			322		987		322	987	1,310	297	1997	12/1997	(c)
Golden Corral - Panama City , FL			1,151	1,007			1,151	1,007	2,158	62	1994	2/2005	(c)
Golden Corral - Pensacola , FL			658		1,347		658	1,347	2,005	361	1999	3/1999	(c)
Golden Corral - Rock Hill , SC			718		1,202		718	1,202	1,920	290	1999	10/1999	(c)
Golden Corral - Rosenberg , TX			429	645			429	645	1,074	40	1995	2/2005	(c)
Golden Corral - San Antonio , TX			844	1,054			844	1,054	1,897	65	1993	2/2005	(c)
Golden Corral - Smithfield , NC		(g)	340	933			340	933	1,273	57	1996	2/2005	(c)
Golden Corral - Stockbridge , GA			662	711			662	711	1,373	44	1987	2/2005	(c)
Golden Corral - Texarkana, TX			665		1,080		665	1,080	1,745	234	2000	7/2000	(c)
Golden Corral - Tulsa , OK			705		1,305		705	1,305	2,010	318	1999	9/1999	(c)
Golden Corral - Tyler , TX			948	958			948	958	1,907	59	1990	2/2005	(c)
Golden Corral - Victoria , TX			729	925			729	925	1,654	57	1989	2/2005	(c)
Golden Corral - Weatherford , TX			456	729			456	729	1,185	45	1996	2/2005	(c)
Golden Corral - Wichita , KS			244	588			244	588	832	36	1987	2/2005	(c)
Golden Corral - Wilson , NC			564	791			564	791	1,355	48	1993	2/2005	(c)
Golden Corral - Mcdonough, GA		(g)	1,171	2,316			1,171	2,316	3,486	201	2004	5/2004	(c)
Golden Wok - Albemarle , NC			328	580			328	580	908	36	1992	2/2005	(c)
Gooney Bird's Sports Grill - Laurens , SC			(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Grandy's - Abilene, TX			638	(d)			638	(d)	638	(d)	1980	2/2005	(c)
Grandy's - Ardmore, OK			391	(d)			391	(d)	391	(d)	1983	2/2005	(c)
Grandy's - Arlington, TX			546	(d)			546	(d)	546	(d)	1986	2/2005	(c)
Grandy's - Carrollton, TX			599	(d)			599	(d)	599	(d)	1983	2/2005	(c)
Grandy's - Carrollton, TX			638	(d)			638	(d)	638	(d)	1986	2/2005	(c)
Grandy's - Dallas, TX			589	(d)			589	(d)	589	(d)	1981	2/2005	(c)
Grandy's - Dallas, TX			272	(d)			272	(d)	272	(d)	1984	2/2005	(c)
Grandy's - Dallas, TX			506	(d)			506	(d)	506	(d)	1984	2/2005	(c)
Grandy's - Edmond, OK			508	(d)			508	(d)	508	(d)	1984	2/2005	(c)
Grandy's - Ft Worth, TX			609	(d)			609	(d)	609	(d)	1986	2/2005	(c)
Grandy's - Ft Worth, TX			652	(d)			652	(d)	652	(d)	1985	2/2005	(c)
Grandy's - Ft Worth, TX			396	(d)			396	(d)	396	(d)	1985	2/2005	(c)
Grandy's - Garland, TX			488	(d)			488	(d)	488	(d)	1980	2/2005	(c)
Grandy's - Garland, TX			710	(d)			710	(d)	710	(d)	1983	2/2005	(c)
Grandy's - Grapevine, TX			748	(d)			748	(d)	748	(d)	1988	2/2005	(c)
Grandy's - Greenville, TX			668	(d)			668	(d)	668	(d)	1979	2/2005	(c)
Grandy's - Hobbs, NM			658	(d)			658	(d)	658	(d)	1984	2/2005	(c)
Grandy's - Irving, TX			552	(d)			552	(d)	552	(d)	1976	2/2005	(c)
Grandy's - Irving, TX			655	(d)			655	(d)	655	(d)	1981	2/2005	(c)
Grandy's - Lancaster, TX			674	(d)			674	(d)	674	(d)	1984	2/2005	(c)
Grandy's - Lubbock, TX			638	(d)			638	(d)	638	(d)	1976	2/2005	(c)
Grandy's - Mesquite, TX			661	(d)			661	(d)	661	(d)	1983	2/2005	(c)
Grandy's - Moore, OK			701	(d)			701	(d)	701	(d)	1987	2/2005	(c)
Grandy's - Norman, OK			668	(d)			668	(d)	668	(d)	1984	2/2005	(c)
Grandy's - Oklahoma City, OK			579	(d)			579	(d)	579	(d)	1984	2/2005	(c)
Grandy's - Oklahoma City, OK			618	(d)			618	(d)	618	(d)	1985	2/2005	(c)
Grandy's - Plano, TX			647	(d)			647	(d)	647	(d)	1979	2/2005	(c)
Great Clips - Lombard , IL			160	220			160	220	380	13	1973	2/2005	(c)
Great Dragon Buffet - Albany , GA		(g)	544	848			544	848	1,392	52	1991	2/2005	(c)
Ground Round - Allentown , PA		(g)	406	885			406	885	1,291	273	1983	10/1997	(c)
Ground Round - Dubuque , IA		(g)	682	810			682	810	1,493	250	1982	10/1997	(c)
Ground Round - Janesville , WI		(g)	451	548			451	548	999	169	1982	10/1997	(c)
Ground Round - Kalamazoo , MI		(g)	287	712			287	712	999	219	1980	10/1997	(c)
Ground Round - Waterloo , IA		(g)	436	659			436	659	1,096	203	1982	10/1997	(c)
Guthrie's Restaurant - Hoover , AL			494	620			494	620	1,113	193	1997	9/1997	(c)
Hableanos Mexican - Hueytown , AL		(g)	432	693			432	693	1,125	42	1987	2/2005	(c)
Hardees - Aiken, SC			988	354			988	354	1,342	22	1977	2/2005	(c)
Hardees - Akron , OH			390	(e)			390	(e)	390	(e)	1990	2/2005	(e)
Hardees - Alma, GA			241	403			241	403	644	25	1992	2/2005	(c)
Hardees - Alpharetta, GA			500	370			500	370	870	16	UNKNOWN	9/2005	(c)
Hardees - Ashland , AL		(g)	286	408			286	408	693	25	1992	2/2005	(c)
Hardees - Attalla , AL		(g)	294	449			294	449	743	28	1993	2/2005	(c)
Hardees - Auburn , AL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees - Batesville , MS			265	389			265	389	653	24	1993	2/2005	(c)
Hardees - Beaver, WV			260	393			260	393	653	17	UNKNOWN	9/2005	(c)
Hardees - Belleville, IL			188	551			188	551	739	34	1988	2/2005	(c)
Hardees - Bloomingdale , TN		(g)	237	405			237	405	642	25	1992	2/2005	(c)
Hardees - Bremen, GA			416	470			416	470	886	20	1984	9/2005	(c)
Hardees - Brunswick , OH			(e)	(e)			(e)	(e)	(e)	(e)	1990	2/2005	(e)
Hardees - Brunswick, GA			42	458			42	458	499	28	1992	2/2005	(c)
Hardees - Canton, GA			425	427			425	427	852	18	1983	9/2005	(c)
Hardees - Centerville , TN			249	(e)			249	(e)	249	(e)	1991	2/2005	(e)
Hardees - Chapin , SC		(g)	308	403			308	403	711	25	1993	2/2005	(c)
Hardees - Chester , SC			(e)	(e)			(e)	(e)	(e)	(e)	1994	2/2005	(e)
Hardees - Clarkesville , GA		(g)	273	510			273	510	783	31	1992	2/2005	(c)
Hardees - Claxton, GA			174	434			174	434	607	27	1986	2/2005	(c)
Hardees - Clinton , TN		(g)	427	(e)			427	(e)	427	(e)	1992	2/2005	(e)
Hardees - Columbia , SC			477	(e)			477	(e)	477	(e)	1991	2/2005	(e)
Hardees - Crossville , TN		(g)	465	583			465	583	1,048	36	1992	2/2005	(c)
Hardees - Dalton , OH			314	(e)			314	(e)	314	(e)	1990	2/2005	(e)
Hardees - Erwin, TN			394	443			394	443	838	19	1982	9/2005	(c)
Hardees - Glennville, GA			120	429			120	429	550	26	1986	2/2005	(c)
Hardees - Grafton , OH			(e)	(e)			(e)	(e)	(e)	(e)	1990	2/2005	(e)
Hardees - Hazlehurst, GA			310	473			310	473	783	29	1982	2/2005	(c)
Hardees - Hohenwald , TN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees - Huntingdon , TN			(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Hardees - Indian Trail , NC			482	(e)			482	(e)	482	(e)	1992	2/2005	(e)
Hardees - Jacksonville , FL			529	(e)			529	(e)	529	(e)	1990	2/2005	(e)
Hardees - Jacksonville , FL			575	412			575	412	987	25	1993	2/2005	(c)
Hardees - Jefferson , OH			180	(e)			180	(e)	180	(e)	1990	2/2005	(e)
Hardees - Kingsport , TN		(g)	296	(e)			296	(e)	296	(e)	1992	2/2005	(e)
Hardees - La Crosse, WI			312	474			312	474	786	29	1979	2/2005	(c)
Hardees - Lexington , OH			(e)	(e)			(e)	(e)	(e)	(e)	1990	2/2005	(e)
Hardees - Lillington, NC			176	171			176	171	348	7	1973	9/2005	(c)
Hardees - Metter, GA			528	415			528	415	943	25	1984	2/2005	(c)
Hardees - Millbrook , AL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees - Minerva , OH			253	(e)			253	(e)	253	(e)	1990	2/2005	(e)
Hardees - Morristown , TN			(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees - Mount Vernon, IA			250	337			250	337	587	6	1988	6/2006	(c)
Hardees - Nashville , TN			417	(e)			417	(e)	417	(e)	1993	2/2005	(e)
Hardees - North Augusta , SC			277		1		277	1	278		1992	2/2005	(c)
Hardees - Old Fort , NC		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Hardees - Opelika , AL		(g)	352	399			352	399	751	24	1992	2/2005	(c)
Hardees - Orrville , OH			338	(e)			338	(e)	338	(e)	1990	2/2005	(e)
Hardees - Pace , FL			364	(e)			364	(e)	364	(e)	1992	2/2005	(e)
Hardees - Parsons , TN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Hardees - Pensacola , FL			572	(e)			572	(e)	572	(e)	1993	2/2005	(e)
Hardees - Purcell, OK			235	249			235	249	484	4	1985	6/2006	(c)
Hardees - Ravenna , OH			(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Hardees - Savannah, GA			350	415			350	415	765	25	1987	2/2005	(c)
Hardees - Seville , OH			489	(e)			489	(e)	489	(e)	1990	2/2005	(e)
Hardees - Spartanburg , SC			364	396			364	396	760	24	1993	2/2005	(c)
Hardees - Springfield , TN			375	412			375	412	786	25	1990	2/2005	(c)
Hardees - Swainsboro, GA			222	422			222	422	644	26	1992	2/2005	(c)
Hardees - Trenton , TN			(e)	(e)			(e)	(e)	(e)	(e)	1992	2/2005	(e)
Hardees - Union, SC			189	242			189	242	430	10	1973	9/2005	(c)
Hardees - Vidalia, GA			248	415			248	415	663	25	1990	2/2005	(c)
Hardees - Warrenton, NC			199	229			199	229	428	10	1978	9/2005	(c)
Hardees - Waynesburg , OH			(e)	(e)			(e)	(e)	(e)	(e)	1990	2/2005	(e)
Hardees - Williston , FL			(e)	(e)			(e)	(e)	(e)	(e)	1993	2/2005	(e)
Hardees - Wooster , OH			(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Harrigan's - Albuquerque, NM			789	771			789	771	1,560	47	1982	2/2005	(c)
Hash House A-Go-Go Restaurant - Las Vegas , NV		(g)	1,157	1,188			1,157	1,188	2,345	314	1997	12/1998	(c)
Hong Kong King Buffet - Greenville , NC			390	260			390	260	650	16	1991	2/2005	(c)
Houlihan's - Plymouth Meeting , PA		(g)	1,181	909			1,181	909	2,090	290	1974	6/1997	(c)
IHOP - Akron , OH			(e)	(e)			(e)	(e)	(e)	(e)	1993	2/2005	(e)
IHOP - Alexandria , VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1972	5/1999	(e)
IHOP - Anderson , SC		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	10/1998	(e)
IHOP - Auburn , AL			434	546			434	546	980	33	1998	2/2005	(c)
IHOP - Auburn , WA			633	1,135			633	1,135	1,768	291	1997	4/1999	(c)
IHOP - Baytown , TX			668	415			668	415	1,084	25	1998	2/2005	(c)
IHOP - Blue Bell , PA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	10/1999	(e)
IHOP - Bossier City , LA			493	427			493	427	920	26	1998	2/2005	(c)
IHOP - Bridgeview , IL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1972	2/2005	(e)
IHOP - Buffalo Grove , IL		(g)	622	(e)			622	(e)	622	(e)	1987	2/2005	(e)
IHOP - Castle Rock , CO			541		1,196		541	1,196	1,737	286	1999	10/1999	(c)
IHOP - Chesapeake , VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	12/1999	(e)
IHOP - Christiansburg , VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	1/2000	(e)
IHOP - Clarksville , TN		(g)	376	964			376	964	1,340	258	1997	12/1998	(c)
IHOP - Corpus Christi , TX		(g)	567	(e)			567	(e)	567	(e)	1997	8/1999	(e)
IHOP - Crestwood , IL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1996	11/1998	(e)
IHOP - Elgin , IL		(g)	518	(e)			518	(e)	518	(e)	1997	2/2005	(e)
IHOP - Englewood , CO		(g)	813	(e)			813	(e)	813	(e)	1996	2/2005	(e)
IHOP - Flagstaff , AZ		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	5/1999	(e)
IHOP - Fort Worth , TX		(g)	468	466			468	466	934	29	1994	2/2005	(c)
IHOP - Fort Worth , TX		(g)	501	746			501	746	1,248	211	1997	9/1998	(c)
IHOP - Fredericksburg , VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	9/1999	(e)
IHOP - Ft. Worth , TX			566	924			566	924	1,489	237	1998	4/1999	(c)
IHOP - Greeley , CO		(g)	416		868		416	868	1,284	233	1998	12/1998	(c)
IHOP - Greenville , SC		(g)	477	962			477	962	1,438	254	1998	12/1998	(c)
IHOP - Hickory , NC			(e)	(e)			(e)	(e)	(e)	(e)	1997	3/1999	(e)
IHOP - Hollywood , CA			1,407	(e)			1,407	(e)	1,407	(e)	1996	6/1997	(e)
IHOP - Homewood , AL		(g)	545	1,030			545	1,030	1,575	276	1996	12/1998	(c)
IHOP - Houston , TX		(g)	610	506			610	506	1,117	31	1997	2/2005	(c)
IHOP - Houston , TX		(g)	645	790			645	790	1,436	191	1996	7/1997	(c)
IHOP - Houston , TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	7/1999	(e)
IHOP - Houston , TX			(e)	(e)			(e)	(e)	(e)	(e)	1998	1/2000	(e)
IHOP - Kansas City , MO		(g)	381	776			381	776	1,156	214	1998	9/1998	(c)
IHOP - Killeen, TX		(g)	512	831			512	831	1,344	229	1997	9/1998	(c)
IHOP - Lake Jackson , TX		(g)	460	744			460	744	1,204	180	1997	8/1997	(c)
IHOP - Leesburg , VA		(g)	665	581			665	581	1,246	187	1994	5/1997	(c)
IHOP - Leon Valley , TX			594	918			594	918	1,512	245	1997	12/1998	(c)
IHOP - Loveland , CO		(g)	488	(e)			488	(e)	488	(e)	1997	8/1997	(e)
IHOP - Manassas , VA		(g)	498	559			498	559	1,056	34	1986	2/2005	(c)
IHOP - Maryville , TN		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	12/1998	(e)
IHOP - Memphis , TN		(g)	798	532			798	532	1,330	33	1997	2/2005	(c)
IHOP - Miami, FL			341	531			341	531	872	33	1979	2/2005	(c)
IHOP - Montgomery , AL			660	(e)			660	(e)	660	(e)	1998	2/2005	(e)
IHOP - Montgomery , AL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	11/1999	(e)
IHOP - Murfreesboro , TN		(g)	647	871			647	871	1,519	233	1998	12/1998	(c)
IHOP - Overland Park , KS		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	2/2005	(e)
IHOP - Phoenix , AZ		(g)	668	942			668	942	1,610	241	1998	4/1999	(c)
IHOP - Pittsburg , CA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	4/1999	(e)
IHOP - Plano , TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	9/1999	(e)
IHOP - Port Arthur , TX			383	958			383	958	1,341	256	1997	12/1998	(c)
IHOP - Poughkeepsie , NY		(g)	505	807			505	807	1,311	227	1996	7/1998	(c)
IHOP - Pueblo , CO		(g)	388	892			388	892	1,280	239	1997	12/1998	(c)
IHOP - Roseville , MI		(g)	283	844			283	844	1,127	226	1997	12/1998	(c)
IHOP - Salem , NH			(e)	(e)			(e)	(e)	(e)	(e)	1997	4/1999	(e)
IHOP - San Antonio , TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	6/1999	(e)
IHOP - Southaven , MS			579	1,176			579	1,176	1,756	314	1997	12/1998	(c)
IHOP - Stockbridge , GA		(g)	766	653			766	653	1,418	158	1997	7/1997	(c)
IHOP - Tuscaloosa , AL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1998	8/1999	(e)
IHOP - Victoria , TX		(g)	319	(e)			319	(e)	319	(e)	1997	8/1997	(e)
IHOP - Virginia Beach , VA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	4/1999	(e)
IHOP - Warner Robins , GA			(e)	(e)			(e)	(e)	(e)	(e)	1997	8/1999	(e)
IHOP - Warren , MI			682	663			682	663	1,345	41	1996	2/2005	(c)
Indi's Fast Food - Louisville, KY			131	254			131	254	385	16	1973	2/2005	(c)
Iron Chef Super Buffet - Kissimmee, FL			687	946			687	946	1,634	58	1988	2/2005	(c)
J. Gilbert's - Mclean , VA		(g)	945	689			945	689	1,634	220	1971	6/1997	(c)
Jack in the Box - Allen , TX			712		726		712	726	1,438	189	1999	3/1999	(c)
Jack in the Box - Arlington , TX		(g)	522	334			522	334	857	20	1993	2/2005	(c)
Jack in the Box - Arlington , TX		(g)	408	329			408	329	737	20	1995	2/2005	(c)
Jack in the Box - Avondale , AZ		(g)	605		623		605	623	1,228	150	1998	8/1998	(c)
Jack in the Box - Bacliff , TX		(g)	419		698		419	698	1,117	219	1997	8/1997	(c)
Jack in the Box - Belleville, IL			174	486			174	486	660	30	1987	2/2005	(c)
Jack in the Box - Benicia , CA			746	1,552			746	1,552	2,297	358	1999	1/2000	(c)
Jack in the Box - Brownsville , TX			703	273			703	273	976	17	1995	2/2005	(c)
Jack in the Box - Burley, ID		(g)	503	423			503	423	926	26	2000	2/2005	(c)
Jack in the Box - Carson , CA		(g)	458		709		458	709	1,166	168	1999	10/1999	(c)
Jack in the Box - Centerville , TX		(g)	449	342			449	342	791	21	1997	2/2005	(c)
Jack in the Box - Chandler , AZ		(g)	481		637		481	637	1,118	174	1998	9/1998	(c)
Jack in the Box - Chandler , AZ		(g)	605		601		605	601	1,205	154	1999	4/1999	(c)
Jack in the Box - Cleburne , TX		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1988	2/2005	(e)
Jack in the Box - Cleburne, TX			606	385			606	385	992	24	2000	9/2000	(c)
Jack in the Box - Coachella , CA			371	1,407			371	1,407	1,777	324	1999	2/2000	(c)
Jack in the Box - Corinth , TX			397		576		397	576	973	137	1997	9/1997	(c)
Jack in the Box - Dallas , TX		(g)	370		468		370	468	838	113	1997	3/1997	(c)
Jack in the Box - Des Moines , WA			531	378			531	378	909	23	1992	2/2005	(c)
Jack in the Box - Desloge , MO			528	(e)			528	(e)	528	(e)	1991	2/2005	(e)
Jack in the Box - Dinuba , CA		(g)	431	361			431	361	792	22	1996	2/2005	(c)
Jack in the Box - Echo Park , CA		(g)	1,239	419			1,239	419	1,658	26	1997	2/2005	(c)
Jack in the Box - Enumclaw , WA		(g)	124	774			124	774	898	245	1997	7/1997	(c)
Jack in the Box - Farmers Branch , TX		(g)	743	303			743	303	1,046	19	1988	2/2005	(c)
Jack in the Box - Florissant , MO		(g)	389		779		389	779	1,168	231	1997	2/1998	(c)
Jack in the Box - Folsom , CA		(g)	635		652		635	652	1,288	155	1997	9/1997	(c)
Jack in the Box - Fort Worth , TX		(g)	337	380			337	380	716	23	1983	2/2005	(c)
Jack in the Box - Fort Worth , TX		(g)	396	340			396	340	736	21	1991	2/2005	(c)
Jack in the Box - Fresno , CA		(g)	287		607		287	607	893	190	1997	8/1997	(c)
Jack in the Box - Ft. Worth , TX		(g)	482	716			482	716	1,199	173	1999	8/1999	(c)
Jack in the Box - Georgetown , TX		(g)	500		866		500	866	1,366	205	1999	12/1999	(c)
Jack in the Box - Granbury , TX		(g)	404		832		404	832	1,236	193	1999	12/1999	(c)
Jack in the Box - Grand Prairie , TX		(g)	600	342			600	342	942	21	1995	2/2005	(c)
Jack in the Box - Grapevine , TX		(g)	654	339			654	339	993	21	1992	2/2005	(c)
Jack in the Box - Gun Barrel City , TX		(g)	284		549		284	549	834	132	1998	5/1998	(c)
Jack in the Box - Highlands , CA		(g)	874	369			874	369	1,243	23	1992	2/2005	(c)
Jack in the Box - Hillsboro , OR			700		865		700	865	1,565	209	1999	9/1999	(c)
Jack in the Box - Hollister , CA		(g)	537		593		537	593	1,130	192	1997	4/1997	(c)
Jack in the Box - Houston , TX			518	281			518	281	798	17	1992	2/2005	(c)
Jack in the Box - Houston , TX		(g)	612	315			612	315	927	19	1992	2/2005	(c)
Jack in the Box - Houston , TX		(g)	510	274			510	274	785	17	1992	2/2005	(c)
Jack in the Box - Houston , TX			470	306			470	306	777	19	1993	2/2005	(c)
Jack in the Box - Houston , TX		(g)	471	329			471	329	800	20	1993	2/2005	(c)
Jack in the Box - Houston , TX		(g)	520	302			520	302	823	19	1993	2/2005	(c)
Jack in the Box - Houston , TX		(g)	958	347			958	347	1,305	21	1997	2/2005	(c)
Jack in the Box - Houston , TX			545		527		545	527	1,073	190	1996	3/1996	(c)
Jack in the Box - Houston , TX		(g)	376		643		376	643	1,019	222	1996	9/1996	(c)
Jack in the Box - Houston , TX		(g)	403		611		403	611	1,014	212	1996	9/1996	(c)
Jack in the Box - Houston , TX		(g)	370		548		370	548	918	177	1997	5/1997	(c)
Jack in the Box - Houston , TX		(g)	421		543		421	543	964	173	1997	6/1997	(c)
Jack in the Box - Humble , TX			438		592		438	592	1,030	203	1996	9/1996	(c)
Jack in the Box - Hutchins , TX		(g)	273		654		273	654	927	157	1998	4/1998	(c)
Jack in the Box - Irvine , CA			900		734		900	734	1,634	189	1999	4/1999	(c)
Jack in the Box - Kent , WA		(g)	737		554		737	554	1,291	134	1997	4/1997	(c)
Jack in the Box - Kingswood , TX		(g)	493	368			493	368	861	23	1992	2/2005	(c)
Jack in the Box - La Porte , TX		(g)	458	292			458	292	750	18	1996	2/2005	(c)
Jack in the Box - Las Vegas , NV		(g)	731		547		731	547	1,278	132	1997	4/1997	(c)
Jack in the Box - Los Angeles , CA		(g)	741		678		741	678	1,419	205	1997	9/1997	(c)
Jack in the Box - Los Angeles , CA		(g)	912		531		912	531	1,443	127	1997	5/1997	(c)
Jack in the Box - Los Angeles , CA		(g)	854		602		854	602	1,456	143	1998	5/1998	(c)
Jack in the Box - Lubbock , TX			289	305			289	305	594	19	1993	2/2005	(c)
Jack in the Box - Lufkin , TX		(g)	418		651		418	651	1,069	177	1998	9/1998	(c)
Jack in the Box - Lufkin , TX		(g)	364		777		364	777	1,141	204	1999	2/1999	(c)
Jack in the Box - Mesa , AZ			959	(e)			959	(e)	959	(e)	1991	2/2005	(e)
Jack in the Box - Mesquite , TX		(g)	600	377			600	377	977	23	1992	2/2005	(c)
Jack in the Box - Missouri City , TX			471	(e)			471	(e)	471	(e)	1991	2/2005	(e)
Jack in the Box - Moscow , ID		(g)	218		752		218	752	970	244	1992	4/1997	(c)
Jack in the Box - Nacogdoches , TX			384		643		384	643	1,027	150	1998	5/1998	(c)
Jack in the Box - Nampa , ID			(e)	(e)			(e)	(e)	(e)	(e)	1991	2/2005	(e)
Jack in the Box - Ontario , CA			771		793		771	793	1,564	205	1999	4/1999	(c)
Jack in the Box - Orange , TX		(g)	388		788		388	788	1,175	203	1999	4/1999	(c)
Jack in the Box - Oxford , AL			257	358			257	358	616	22	1987	2/2005	(c)
Jack in the Box - Oxnard , CA		(g)	682		643		682	643	1,325	204	1997	7/1997	(c)
Jack in the Box - Palmdale , CA		(g)	631		568		631	568	1,199	183	1997	5/1997	(c)
Jack in the Box - Pasadena , TX			285	(e)			285	(e)	285	(e)	1991	2/2005	(e)
Jack in the Box - Peoria , AZ		(g)	497		722		497	722	1,218	186	1999	4/1999	(c)
Jack in the Box - Petaluma , CA			1,139	433			1,139	433	1,571	27	1993	2/2005	(c)
Jack in the Box - Pflugerville , TX		(g)	717		658		717	658	1,375	158	1998	6/1998	(c)
Jack in the Box - Phoenix , AZ			558	298			558	298	856	18	1992	2/2005	(c)
Jack in the Box - Plano , TX			538	271			538	271	810	17	1992	2/2005	(c)
Jack in the Box - Port Arthur , TX		(g)	556	331			556	331	887	20	1994	2/2005	(c)
Jack in the Box - Rockwall , TX		(g)	478	329			478	329	807	20	1992	2/2005	(c)
Jack in the Box - Sacramento , CA			542	358			542	358	900	22	1992	2/2005	(c)
Jack in the Box - Salem , OR		(g)	501		699		501	699	1,200	167	1999	6/1999	(c)
Jack in the Box - San Antonio , TX		(g)	409	(e)			409	(e)	409	(e)	1990	2/2005	(e)
Jack in the Box - San Antonio , TX		(g)	472	(e)			472	(e)	472	(e)	1992	2/2005	(e)
Jack in the Box - San Antonio , TX			700	486			700	486	1,186	221	1990	2/2005	(c)
Jack in the Box - San Antonio , TX		(g)	274		782		274	782	1,056	204	1999	3/1999	(c)
Jack in the Box - San Antonio , TX		(g)	311		701		311	701	1,012	180	1999	4/1999	(c)
Jack in the Box - Schertz , TX			556	331			556	331	887	20	1989	2/2005	(c)
Jack in the Box - Show Low , AZ			290	295			290	295	585	18	1992	2/2005	(c)
Jack in the Box - Shreveport , LA			(e)	(e)			(e)	(e)	(e)	(e)	1993	2/2005	(e)
Jack in the Box - Spring , TX		(g)	745	308			745	308	1,053	19	1993	2/2005	(c)
Jack in the Box - Spring , TX			476		719		476	719	1,195	174	1999	9/1999	(c)
Jack in the Box - St. Louis , MO		(g)	474		727		474	727	1,202	172	1998	9/1998	(c)
Jack in the Box - Tacoma , WA		(g)	496		760		496	760	1,255	195	1999	4/1999	(c)
Jack in the Box - Temple City , CA			1,494	413			1,494	413	1,906	25	1984	2/2005	(c)
Jack in the Box - Texas City , TX			547	316			547	316	863	19	1991	2/2005	(c)
Jack in the Box - Tigard , OR		(g)	353		905		353	905	1,258	242	1999	12/1998	(c)
Jack in the Box - Tyler , TX		(g)	289		700		289	700	989	179	1999	5/1999	(c)
Jack in the Box - Waco , TX			383	(e)			383	(e)	383	(e)	1991	2/2005	(e)
Jack in the Box - Walker, LA			555	398			555	398	954	24	2001	2/2005	(c)
Jack in the Box - Waxahachie , TX		(g)	478		538		478	538	1,016	129	1998	4/1998	(c)
Jack in the Box - Weatherford , TX		(g)	465		785		465	785	1,250	201	1999	3/1999	(c)
Jack in the Box - West Sacramento , CA		(g)	523		617		523	617	1,140	192	1997	9/1997	(c)
Jack in the Box - Willis , TX		(g)	865	373			865	373	1,238	23	1993	2/2005	(c)
Jack in the Box - Woodland , CA		(g)	358		668		358	668	1,027	206	1997	10/1997	(c)
Jack in the Box - Buena Park, CA		(g)	478	451			478	451	928	38	1977	6/2004	(c)
Jack in the Box - Humble, TX			586	708			586	708	1,293	53	2004	9/2004	(c)
Jack in the Box - Phoenix, AZ			596	443			596	443	1,039	27	2002	12/2002	(c)
Jack in the Box - Placerville, CA			642	711			642	711	1,353	48	1986	12/2004	(c)
Jack in the Box - San Jose, CA		(g)	926	508			926	508	1,434	42	1970	6/2004	(c)
Jack in the Box - San Leandro, CA		(g)	609	302			609	302	911	25	1969	6/2004	(c)
Jack in the Box - Tempe, AZ		(g)	261	606			261	606	866	51	1965	6/2004	(c)
Japan Express - Lancaster , SC			299	(e)			299	(e)	299	(e)	1994	2/2005	(e)
Joe's Crab Shack - Houston, TX			960	926			960	926	1,886	57	1994	2/2005	(c)
Joe's Crab Shack - Indianapolis, IN			891	(d)			891	(d)	891	(d)	1998	2/2005	(c)
Joe's Crab Shack - Lilburn , GA		(g)	1,089	932			1,089	932	2,021	240	1999	4/1999	(c)
John Harvard's Brewhouse - Wilmington, DE			1,289	1,149			1,289	1,149	2,439	70	1991	2/2005	(c)
Johnny Carino's - Brandon , FL	(i)		853	2,041			853	2,041	2,895	410	1999	4/1999	(c)
Jose Mexican Food - San Bernardino, CA			364	466			364	466	830	29	1976	2/2005	(c)
Jose Pepper's Restaurant - Blue Springs , MO	(i)		251	738			251	738	989	186	1982	6/1999	(c)
Kahn's Produce - Nashville, TN			274	428			274	428	701	26	1986	2/2005	(c)
Kettle Restaurant - Alice, TX			195	130			195	130	325	8	1985	2/2005	(c)
Kettle Restaurant - Amarillo, TX	(i)		136	333			136	333	469	20	1981	2/2005	(c)
Kettle Restaurant - Baytown, TX			98	324			98	324	422	20	1972	2/2005	(c)
Kettle Restaurant - College Station, TX			130	372			130	372	502	23	1982	2/2005	(c)
Kettle Restaurant - Hobbs, NM			105	95			105	95	200	6	1981	2/2005	(c)
Kettle Restaurant - Memphis, TN			139	104			139	104	243	6	1978	2/2005	(c)
Kettle Restaurant - Tahlequah, OK			128	576			128	576	704	35	1996	2/2005	(c)
Kettle Restaurant - Woodway, TX			133	462			133	462	595	28	1989	2/2005	(c)
KFC - Arcadia , FL			276	305			276	305	581	19	1985	2/2005	(c)
KFC - Auburn , MA			1,150	(e)			1,150	(e)	1,150	(e)	1989	2/2005	(e)
KFC - Baton Rouge , LA			(e)	(e)			(e)	(e)	(e)	(e)	1987	6/1999	(e)
KFC - Baton Rouge, LA			181		463		181	463	645	83	2000	8/2000	(c)
KFC - Burnsville , MN			437	471			437	471	908	29	1988	2/2005	(c)
KFC - Concordia , MO			297	393			297	393	690	24	1995	2/2005	(c)
KFC - Corpus Christi , TX			356	258			356	258	614	16	1988	2/2005	(c)
KFC - Dania, FL			586	272			586	272	858	11	1985	9/2005	(c)
KFC - Deming , NM		(g)	208	(e)			208	(e)	208	(e)	1992	2/2005	(e)
KFC - Eagan , MN			491	420			491	420	911	26	1987	2/2005	(c)
KFC - Gainesville , FL			803	327			803	327	1,129	20	1985	2/2005	(c)
KFC - Germantown, WI			471	670			471	670	1,141	20	2006	2/2006	(c)
KFC - Green Bay, WI			249	463			249	463	713	14	1970	2/2006	(c)
KFC - Green Bay, WI			283	521			283	521	803	15	1977	2/2006	(c)
KFC - Greenville, TX			180	120			180	120	300	7	1970	2/2005	(c)
KFC - Katy , TX			434	345			434	345	779	21	1988	2/2005	(c)
KFC - Las Cruces , NM		(g)	236	(e)			236	(e)	236	(e)	1990	2/2005	(e)
KFC - Milwaukee, WI			155	724			155	724	879	21	1991	2/2006	(c)
KFC - Milwaukee, WI			307	587			307	587	894	17	1992	2/2006	(c)
KFC - Milwaukee, WI			170	376			170	376	546	11	1989	2/2006	(c)
KFC - Milwaukee, WI			322	684			322	684	1,006	20	1994	2/2006	(c)
KFC - Milwaukee, WI			203	674			203	674	878	20	1992	2/2006	(c)
KFC - New Orleans , LA			159	492			159	492	651	109	1991	5/1999	(c)
KFC - New Orleans , LA			311	533			311	533	843	118	1992	5/1999	(c)
KFC - New Orleans , LA			206	564			206	564	770	125	1995	5/1999	(c)
KFC - New Orleans , LA			315	542			315	542	857	120	1991	5/1999	(c)
KFC - Norton Shores , MI			51	(e)			51	(e)	51	(e)	1990	2/2005	(e)
KFC - Oshkosh, WI			339	602			339	602	941	18	1986	2/2006	(c)
KFC - Page , AZ			586	307			586	307	893	19	1988	2/2005	(c)
KFC - Port Allen , LA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1996	5/1999	(e)
KFC - Putnam , CT			302	(e)			302	(e)	302	(e)	1997	7/1997	(e)
KFC - South Milwaukee, WI			182	610			182	610	792	18	1993	2/2006	(c)
KFC - Waukesha, WI			(e)	(e)			(e)	(e)	(e)	(e)	1992	9/2006	(e)
KFC - Wauwatosa, WI			124	493			124	493	617	14	1992	2/2006	(c)
KFC - West Bend, WI			216	600			216	600	816	18	1972	2/2006	(c)
Krispy Kreme Doughnuts - Clive , IA		(g)	316	457			316	457	773	28	1995	2/2005	(c)
Krystal - Brandon , MS			340	687			340	687	1,028	161	2000	12/1999	(c)
Krystal - Chattanooga , TN			445	595			445	595	1,040	154	1994	3/1999	(c)
Krystal - Greenville, AL			190	614			190	614	804	135	2000	5/2000	(c)
Krystal - Montgomery , AL			311	507			311	507	818	118	2000	12/1999	(c)
Krystal - Pooler, GA			504	341			504	341	845	21	2000	2/2005	(c)
Krystal - Scottsboro , AL			255	561			255	561	817	131	1999	12/1999	(c)
Le Peep - Englewood, CO			94	406			94	406	500	25	1992	2/2005	(c)
Leeann Chin - Blaine , MN		(g)	391	498			391	498	890	31	1996	2/2005	(c)
Leeann Chin - Chanhassen , MN		(g)	377	640			377	640	1,017	238	1995	11/1995	(c)
Leeann Chin - Golden Valley , MN		(g)	665		481		665	481	1,147	166	1996	9/1996	(c)
Lee's Chicken - Florissant, MO			306	393			306	393	699	24	1985	2/2005	(c)
Lee's Chicken - Louisville, KY			81	117			81	117	199	7	1980	2/2005	(c)
Lee's Chicken - St Ann, MO			208	331			208	331	539	20	1992	2/2005	(c)
Lee's Chicken - St Louis, MO			108	363			108	363	472	22	1983	2/2005	(c)
Liquor - The Colony, TX			607	388			607	388	995	24	2000	2/2005	(c)
Little Panda - Lubbock, TX		(g)	131	261			131	261	392	16	1977	2/2005	(c)
LJS/KFC - Green Bay, WI			330	714			330	714	1,044	21	1979	2/2006	(c)
Lone Star Steakhouse - Sterling Heights , MI			910	847			910	847	1,757	52	1988	2/2005	(c)
Long John Silver's - Alamogordo , NM		(g)	215	(e)			215	(e)	215	(e)	1977	2/2005	(e)
Long John Silver's - Albuquerque , NM			287	315			287	315	602	19	1976	2/2005	(c)
Long John Silver's - Apopka , FL			576	(e)			576	(e)	576	(e)	1994	2/2005	(e)
Long John Silver's - Arlington , TX			462	(e)			462	(e)	462	(e)	1993	2/2005	(e)
Long John Silver's - Asheville , NC			319	364			319	364	683	22	1993	2/2005	(c)
Long John Silver's - Austin , TX			646	(e)			646	(e)	646	(e)	1993	2/2005	(e)
Long John Silver's - Clarksville , TN			262	354			262	354	616	22	1993	2/2005	(c)
Long John Silver's - Cleburne, TX			118	300			118	300	417	18	1987	2/2005	(c)
Long John Silver's - Clovis , NM		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1976	2/2005	(e)
Long John Silver's - Copperas Cove , TX			197	(e)			197	(e)	197	(e)	1994	2/2005	(e)
Long John Silver's - El Paso , TX			418	(e)			418	(e)	418	(e)	1993	2/2005	(e)
Long John Silver's - Jackson , TN			379	(e)			379	(e)	379	(e)	1994	2/2005	(e)
Long John Silver's - Johnstown , PA			470	(e)			470	(e)	470	(e)	1993	2/2005	(e)
Long John Silver's - Las Cruces , NM			303	(e)			303	(e)	303	(e)	1975	2/2005	(e)
Long John Silver's - Lexington , KY			761	(d)			761	(d)	761	(d)	1994	2/2005	(c)
Long John Silver's - Marion , OH			497	(e)			497	(e)	497	(e)	1994	2/2005	(e)
Long John Silver's - Murfreesboro , TN			(e)	(e)			(e)	(e)	(e)	(e)	1989	2/2005	(e)
Long John Silver's - Neosho , MO			285	(e)			285	(e)	285	(e)	1994	2/2005	(e)
Long John Silver's - Orlando , FL			486	288			486	288	774	18	1983	2/2005	(c)
Long John Silver's - Silver City , NM			159	245			159	245	405	15	1982	2/2005	(c)
Long John Silver's - Tucson , AZ			424	305			424	305	729	19	1992	2/2005	(c)
Long John Silver's - Houston, TX			473	289			473	289	762	18	1994	2/2005	(c)
Long John Silver's/A&W - Houston , TX			512	(e)			512	(e)	512	(e)	1993	2/2005	(e)
Long John Silver's/A&W - Irving , TX			601	(e)			601	(e)	601	(e)	1995	2/2005	(e)
Long John Silver's/A&W - Kansas City , MO			563	365			563	365	928	22	1995	2/2005	(c)
Long John Silver's/A&W - Penn Hills , PA			419	404			419	404	823	25	1993	2/2005	(c)
Longhorne Steakhouse - Tampa , FL	(i)		878	1,449			878	1,449	2,327	373	1999	4/1999	(c)
Mahalo Express - Honolulu, HI			1,325	306			1,325	306	1,631	19	1963	2/2005	(c)
Mahalo Express - Honolulu, HI			1,356	494			1,356	494	1,850	30	1988	2/2005	(c)
Mahalo Express - Honolulu, HI			(f)	385			(f)	385	385	24	UNKNOWN	2/2005	(c)
Mahalo Express - Honolulu, HI			1,725	54			1,725	54	1,779	3	1984	2/2005	(c)
Mahalo Express - Kaneohe, HI			(f)				(f)				1977	2/2005	(c)
Mahalo Express - Kaneohe, HI			1,652	281			1,652	281	1,933	17	1987	2/2005	(c)
Mahalo Express - Kapolei, HI			(f)	315			(f)	315	315	19	1974	2/2005	(c)
Mahalo Express - Waipahu, HI			1,440	518			1,440	518	1,959	32	1987	2/2005	(c)
Mahalo Express - Honolulu, HI			6,623	475			6,623	475	7,097	29	1963	2/2005	(c)
Mahalo Express - Wahiawa, HI			(f)	414			(f)	414	414	25	1963	2/2005	(c)
Mahalo Express - Waianae, HI			833	497			833	497	1,330	30	1988	2/2005	(c)
Mama Fu's Noodle House - Marietta , GA			706	420			706	420	1,126	26	1994	2/2005	(c)
McAlister's - Corinth, MS			269	456			269	456	725	28	1997	2/2005	(c)
McAlister's - Murfreesboro, TN			439	391			439	391	830	24	1985	2/2005	(c)
McDonald's - Palm Bay , FL			615	(d)			615	(d)	615	(d)	1986	9/2002	(c)
McDonald's - Scotland Neck, NC			146				146		146		2002	2/2005	(c)
McDonald's - Tampa, FL			372				372		372		2004	2/2005	(c)
Miami Subs - Orlando, FL			391	403			391	403	794	25	1992	2/2005	(c)
Mobil - Allenstown, NH			1,158	753			1,158	753	1,911	46	1999	2/2005	(c)
Mobil - Bedford, NH			1,143	874			1,143	874	2,016	54	2000	2/2005	(c)
Mobil - Hooksett, NH			948	1,370			948	1,370	2,318	84	1998	2/2005	(c)
Mo's Irish Pub Restaurant - Wauwatosa , WI		(g)	628	804			628	804	1,432	248	1977	10/1997	(c)
Muscogee Seafood Restaurant - Washington , DC			418	(e)			418	(e)	418	(e)	1986	2/2005	(e)
Novrozsky's Hamburgers, Etc - Nederland , TX			282	174			282	174	456	11	1987	2/2005	(c)
O'Charley's - Dalton, GA			497	621			497	621	1,118	38	1993	2/2005	(c)
O'Charley's - Tucker, GA			682	753			682	753	1,435	46	1993	2/2005	(c)
Old Chicago - Minneapolis, MN			423	913			423	913	1,336	56	UNKNOWN	2/2005	(c)
O'Sullivan Irish American - North Fort Myers , FL			701	555			701	555	1,256	34	1991	2/2005	(c)
Outback Steakhouse - Medford, OR			638	915			638	915	1,554	56	1998	2/2005	(c)
Papa John's - West Palm Beach, FL			418	159			418	159	578	7	UNKNOWN	10/2005	(c)
PDM Realty Company - Kingston, PA				(d)				(d)		(d)	UNKNOWN	2/2005	(c)
Perfect Finish Auto Wash - Fairview, IL			150				150		150		UNKNOWN	2/2005	(c)
Perkins - Albert Lea, MN		(g)	314	686			314	686	1,000	42	1975	2/2005	(c)
Perkins - Burnsville, MN		(g)	595	843			595	843	1,438	52	1973	2/2005	(c)
Perkins - Crystal, MN			461	1,755			461	1,755	2,216	108	1975	2/2005	(c)
Perkins - Ft Meyers, FL			1,109	726			1,109	726	1,836	45	1982	2/2005	(c)
Perkins - Memphis , TN			619	(e)			619	(e)	619	(e)	1990	2/2005	(e)
Perkins - Alexandria, MN			693	1,759			693	1,759	2,452	88	1978	6/2005	(c)
Perkins - Altamonte Springs, FL			1,068	1,622			1,068	1,622	2,690	82	1997	6/2005	(c)
Perkins - Appleton, WI			579	1,683			579	1,683	2,262	85	1977	6/2005	(c)
Perkins - Ashwaubenon, WI			689	1,222			689	1,222	1,911	61	1993	6/2005	(c)
Perkins - Bismarck, ND			594	1,710			594	1,710	2,304	86	1993	6/2005	(c)
Perkins - Blaine, MN			840	1,660			840	1,660	2,500	84	1979	6/2005	(c)
Perkins - Bonita Springs, FL			817	1,679			817	1,679	2,496	84	1995	6/2005	(c)
Perkins - Brainerd, MN			764	1,563			764	1,563	2,327	79	1990	6/2005	(c)
Perkins - Brooklyn Park, MN			780	1,919			780	1,919	2,699	97	1997	6/2005	(c)
Perkins - Cape Coral, FL			488	1,554			488	1,554	2,043	78	1996	6/2005	(c)
Perkins - Cedar Rapids, IA			672	2,037			672	2,037	2,709	102	1994	6/2005	(c)
Perkins - Coralville, IA			704	1,675			704	1,675	2,379	84	1974	6/2005	(c)
Perkins - Ft Myers, FL			1,599	2,031			1,599	2,031	3,631	102	2000	6/2005	(c)
Perkins - Gladstone, MO			407	1,952			407	1,952	2,359	98	1979	6/2005	(c)
Perkins - Green Bay, WI			452	2,222			452	2,222	2,674	112	1977	6/2005	(c)
Perkins - Kissimmee, FL			610	1,459			610	1,459	2,069	73	1992	6/2005	(c)
Perkins - Lady Lakes, FL			676	1,941			676	1,941	2,617	98	1999	6/2005	(c)
Perkins - Liberty, MO			265	1,557			265	1,557	1,822	78	1980	6/2005	(c)
Perkins - Orlando, FL			3,765	1,346			3,765	1,346	5,111	68	1986	6/2005	(c)
Perkins - St Joseph, MO			464	1,820			464	1,820	2,284	91	1978	6/2005	(c)
Perkins - Urbana, IL			601	1,471			601	1,471	2,072	74	1990	6/2005	(c)
Perkins - Waterloo, IA			500	1,670			500	1,670	2,170	84	2005	6/2005	(c)
Perkins - Woodbury, MN			967	1,600			967	1,600	2,566	80	1992	6/2005	(c)
Phillips 66 - Austin, TX	(i)		283	242			283	242	525	9	1987	2/2005	(c)
Phillips 66 - Cedar Park, TX			228	255			228	255	483	16	1988	2/2005	(c)
Phillips 66 - Cottage Hills, IL			268	132			268	132	400	8	1963	2/2005	(c)
Phillips 66 - Roxana, IL			80	70			80	70	150	4	1966	2/2005	(c)
Phillips 66 - The Colony, TX		(g)	1,240	1,043			1,240	1,043	2,283	64	2000	2/2005	(c)
Pizza Hut - Cooper City, FL			268	128			268	128	396	27	1998	10/2000	(c)
Pizza Hut - Abbeville, LA			262	224			262	224	486	9	1990	9/2005	(c)
Pizza Hut - Abbotsford, WI			156	209			156	209	365	3	UNKNOWN	7/2006	(c)
Pizza Hut - Aberdeen, SD			162	138			162	138	300	2	1950	6/2006	(c)
Pizza Hut - Aberdeen, SD			194	156			194	156	350	3	1978	6/2006	(c)
Pizza Hut - Adrian , MI			242	(d)			242	(d)	242	(d)	1989	1/1996	(c)
Pizza Hut - Alamogordo, NM			325	234			325	234	559	10	1970	10/2005	(c)
Pizza Hut - Albertville, AL			332	373			332	373	704	16	1987	9/2005	(c)
Pizza Hut - Alden, NY			215	198			215	198	413	8	UNKNOWN	9/2005	(c)
Pizza Hut - Alexandria, LA			139	107			139	107	246	2	1988	6/2006	(c)
Pizza Hut - Amherst, NY			268	263			268	263	531	11	UNKNOWN	9/2005	(c)
Pizza Hut - Antigo, WI			142	184			142	184	326	3	UNKNOWN	7/2006	(c)
Pizza Hut - Ashburn, GA			134	183			134	183	317	8	1988	9/2005	(c)
Pizza Hut - Aurora, IL			330	220			330	220	550	13	1986	2/2005	(c)
Pizza Hut - Austin , TX			500	480			500	480	980	29	1987	2/2005	(c)
Pizza Hut - Batesburg, SC			611	277			611	277	887	12	UNKNOWN	9/2005	(c)
Pizza Hut - Beaver , WV			212	(d)			212	(d)	212	(d)	1986	5/1996	(c)
Pizza Hut - Beckley , WV			209	(d)			209	(d)	209	(d)	1978	5/1996	(c)
Pizza Hut - Bedford , OH			175	(d)			175	(d)	175	(d)	1975	1/1996	(c)
Pizza Hut - Bishopville, SC			296	494			296	494	791	21	UNKNOWN	9/2005	(c)
Pizza Hut - Bismarck, ND			289	232			289	232	520	4	1975	6/2006	(c)
Pizza Hut - Bismarck, ND			147	156			147	156	303	3	1982	6/2006	(c)
Pizza Hut - Bluefield , WV			120	(d)			120	(d)	120	(d)	1986	5/1996	(c)
Pizza Hut - Boaz, AL			341	338			341	338	679	14	1987	9/2005	(c)
Pizza Hut - Bolivar , OH			190	410			190	410	600	111	1996	3/1997	(c)
Pizza Hut - Bowie , TX			47	209			47	209	255	13	1976	2/2005	(c)
Pizza Hut - Bowling Green , OH			200	(d)			200	(d)	200	(d)	1985	1/1996	(c)
Pizza Hut - Box Elder, SD			130	195			130	195	325	3	1985	6/2006	(c)
Pizza Hut - Bozeman , MT		(g)	194	311			194	311	505	19	1976	2/2005	(c)
Pizza Hut - Camilla, GA			233	214			233	214	448	9	1978	9/2005	(c)
Pizza Hut - Carrollton , OH			187	533			187	533	721	144	1990	3/1997	(c)
Pizza Hut - Carthage , TX			65	266			65	266	331	16	1981	2/2005	(c)
Pizza Hut - Cedar City, UT			279	167			279	167	445	7	1978	9/2005	(c)
Pizza Hut - Cheraw, SC			766	322			766	322	1,088	14	UNKNOWN	9/2005	(c)
Pizza Hut - Childress , TX			116	224			116	224	340	14	1974	2/2005	(c)
Pizza Hut - Clayton , NM			91	281			91	281	372	17	1986	2/2005	(c)
Pizza Hut - Cleveland , OH			226	(d)			226	(d)	226	(d)	1987	1/1996	(c)
Pizza Hut - Cleveland , OH			117	(d)			117	(d)	117	(d)	1978	1/1996	(c)
Pizza Hut - Cleveland , OH			126	(d)			126	(d)	126	(d)	1986	1/1996	(c)
Pizza Hut - Coleman , TX			115	210			115	210	325	13	1977	2/2005	(c)
Pizza Hut - Cross Lanes , WV			216	(d)			216	(d)	216	(d)	1990	5/1996	(c)
Pizza Hut - Crystal City , TX			13	232			13	232	245	14	1981	2/2005	(c)
Pizza Hut - Danville, IL			168	143			168	143	311	2	1979	6/2006	(c)
Pizza Hut - Dawson, GA			137	173			137	173	310	7	1987	9/2005	(c)
Pizza Hut - Defiance , OH			242	(d)			242	(d)	242	(d)	1977	1/1996	(c)
Pizza Hut - Delaware, OH			393	255			393	255	648	4	1985	6/2006	(c)
Pizza Hut - Dickson, TN			303	285			303	285	588	12	1987	9/2005	(c)
Pizza Hut - Donalsonville, GA			171	215			171	215	386	9	1989	9/2005	(c)
Pizza Hut - Douglas, GA			314	244			314	244	558	10	1978	9/2005	(c)
Pizza Hut - Eagle River, WI			158	188			158	188	346	3	UNKNOWN	7/2006	(c)
Pizza Hut - East Aurora, NY			229	255			229	255	484	11	UNKNOWN	9/2005	(c)
Pizza Hut - East Cleveland , OH			194	(d)			194	(d)	194	(d)	1986	1/1996	(c)
Pizza Hut - Eatonton, GA			393	396			393	396	789	17	UNKNOWN	9/2005	(c)
Pizza Hut - Edgefield, SC			286	404			286	404	690	17	UNKNOWN	9/2005	(c)
Pizza Hut - Emporia, KS			124	128			124	128	251	2	1965	6/2006	(c)
Pizza Hut - Euclid , OH			202	(d)			202	(d)	202	(d)	1983	1/1996	(c)
Pizza Hut - Eunice, LA			420	191			420	191	611	8	1978	9/2005	(c)
Pizza Hut - Fairport, NY			174	120			174	120	294	2	1983	6/2006	(c)
Pizza Hut - Fitzgerald, GA			209	244			209	244	453	10	1994	9/2005	(c)
Pizza Hut - Front Royal, VA			164	322			164	322	486	20	1973	2/2005	(c)
Pizza Hut - Gallatin, TN			290	299			290	299	589	13	1987	9/2005	(c)
Pizza Hut - Glasgow , MT		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1985	2/2005	(e)
Pizza Hut - Glenwood Springs, CO			270	286			270	286	556	12	1987	9/2005	(c)
Pizza Hut - Grand Island, NY			196	228			196	228	424	10	UNKNOWN	9/2005	(c)
Pizza Hut - Greeneville, TN			282	203			282	203	485	9	1972	9/2005	(c)
Pizza Hut - Greenfield, IA			134	121			134	121	255	2	1981	6/2006	(c)
Pizza Hut - Greensboro, GA			515	512			515	512	1,027	22	UNKNOWN	9/2005	(c)
Pizza Hut - Hialeah, FL			369	335			369	335	704	21	1980	2/2005	(c)
Pizza Hut - Hopkinsville, KY			390	244			390	244	634	10	1980	9/2005	(c)
Pizza Hut - Huntington , WV			212	(d)			212	(d)	212	(d)	1978	5/1996	(c)
Pizza Hut - Huron, SD			158	118			158	118	276	2	1971	6/2006	(c)
Pizza Hut - Hurricane , WV			181	(d)			181	(d)	181	(d)	1978	5/1996	(c)
Pizza Hut - Jacksboro , TX			88	231			88	231	319	14	1983	2/2005	(c)
Pizza Hut - Jackson, GA			1,016	366			1,016	366	1,382	15	UNKNOWN	9/2005	(c)
Pizza Hut - Jackson, KY			180	236			180	236	416	10	1978	9/2005	(c)
Pizza Hut - Jennings, LA			292	310			292	310	601	13	UNKNOWN	9/2005	(c)
Pizza Hut - Kanab, UT			138	168			138	168	307	3	UNKNOWN	6/2006	(c)
Pizza Hut - Knoxville, TN		(g)	114	520			114	520	634	32	1992	2/2005	(c)
Pizza Hut - Lake Park, GA			268	281			268	281	549	12	1989	9/2005	(c)
Pizza Hut - Lambertville , MI			99	(d)			99	(d)	99	(d)	1994	1/1996	(c)
Pizza Hut - Laurel , MT		(g)	205	304			205	304	509	19	1985	2/2005	(c)
Pizza Hut - Laurens, SC			492	490			492	490	981	21	UNKNOWN	9/2005	(c)
Pizza Hut - Littlefield, TX			131	156			131	156	288	7	1997	9/2005	(c)
Pizza Hut - Livingston , MT		(g)	148	230			148	230	378	14	1979	2/2005	(c)
Pizza Hut - Luverne, MN			93	108			93	108	201	2	1978	6/2006	(c)
Pizza Hut - Madison, FL			189	212			189	212	401	9	1989	9/2005	(c)
Pizza Hut - Mandan, ND			122	154			122	154	277	3	1984	6/2006	(c)
Pizza Hut - Marathon, FL			161	235			161	235	396	49	1980	10/2000	(c)
Pizza Hut - Marietta , OH			169	(d)			169	(d)	169	(d)	1986	5/1996	(c)
Pizza Hut - Mauldin, SC			306	152			306	152	458	6	1990	9/2005	(c)
Pizza Hut - Mayfield Heights , OH			203	(d)			203	(d)	203	(d)	1980	4/1996	(c)
Pizza Hut - Medina, NY			154	250			154	250	404	11	UNKNOWN	9/2005	(c)
Pizza Hut - Memphis , TX			38	333			38	333	371	20	1985	2/2005	(c)
Pizza Hut - Mexia , TX			344	224			344	224	568	14	1985	2/2005	(c)
Pizza Hut - Middleburg Heights , OH			217	(d)			217	(d)	217	(d)	1975	1/1996	(c)
Pizza Hut - Millersburg , OH			213	635			213	635	848	172	1989	3/1997	(c)
Pizza Hut - Milton , WV			100	(d)			100	(d)	100	(d)	1986	5/1996	(c)
Pizza Hut - Minot, ND			154	167			154	167	321	3	1988	6/2006	(c)
Pizza Hut - Mitchell, SD			259	166			259	166	425	3	1970	6/2006	(c)
Pizza Hut - Mobile, AL			135	90			135	90	225	6	1975	2/2005	(c)
Pizza Hut - Monroe , MI			152	(d)			152	(d)	152	(d)	1994	1/1996	(c)
Pizza Hut - Monticello, FL			148	200			148	200	347	8	1987	9/2005	(c)
Pizza Hut - Moorhead, MN			137	144			137	144	281	2	1980	6/2006	(c)
Pizza Hut - Moultrie, GA			471	129			471	129	601	5	1989	9/2005	(c)
Pizza Hut - N. Olmsted , OH			260	(d)			260	(d)	260	(d)	1976	1/1996	(c)
Pizza Hut - Nashville, GA			227	245			227	245	472	10	1988	9/2005	(c)
Pizza Hut - Nedrow, NY			187	165			187	165	353	3	1978	6/2006	(c)
Pizza Hut - Neillsville, WI			142	143			142	143	286	2	UNKNOWN	7/2006	(c)
Pizza Hut - New Iberia, LA			345	307			345	307	652	13	1990	9/2005	(c)
Pizza Hut - New Philadelphia , OH			224	443			224	443	667	120	1983	3/1997	(c)
Pizza Hut - New Philadelphia , OH			149	388			149	388	538	105	1975	3/1997	(c)
Pizza Hut - Newport, TN			241	258			241	258	499	11	1974	9/2005	(c)
Pizza Hut - Norwalk , OH			262	(d)			262	(d)	262	(d)	1993	1/1996	(c)
Pizza Hut - Opelousas, LA			342	226			342	226	568	10	1980	9/2005	(c)
Pizza Hut - Orlando , FL			498	324			498	324	822	156	1987	2/2005	(c)
Pizza Hut - Pageland, SC			532	375			532	375	907	16	UNKNOWN	9/2005	(c)
Pizza Hut - Pella, IA			99	108			99	108	207	2	1985	6/2006	(c)
Pizza Hut - Pineville, LA			349	348			349	348	697	15	1989	9/2005	(c)
Pizza Hut - Plover, WI			153	172			153	172	326	2	UNKNOWN	7/2006	(c)
Pizza Hut - Rochester, NY			140	115			140	115	254	2	1969	6/2006	(c)
Pizza Hut - Rocky River , OH			143	(d)			143	(d)	143	(d)	1977	1/1996	(c)
Pizza Hut - Ronceverte , WV			100	(d)			100	(d)	100	(d)	1991	5/1996	(c)
Pizza Hut - Saint George, SC			261	411			261	411	672	17	UNKNOWN	9/2005	(c)
Pizza Hut - Saluda, SC			386	443			386	443	830	19	UNKNOWN	9/2005	(c)
Pizza Hut - Sandusky , OH			260	(d)			260	(d)	260	(d)	1978	1/1996	(c)
Pizza Hut - Santa Rosa , NM			135	267			135	267	402	16	1986	2/2005	(c)
Pizza Hut - Santee, SC			353	394			353	394	746	17	UNKNOWN	9/2005	(c)
Pizza Hut - Seaford, DE			204	236			204	236	440	10	1984	9/2005	(c)
Pizza Hut - Seguin , TX			99	327			99	327	426	20	1974	2/2005	(c)
Pizza Hut - Seminole , TX			286	206			286	206	492	13	1977	2/2005	(c)
Pizza Hut - Seven Hills , OH			239	(d)			239	(d)	239	(d)	1983	1/1996	(c)
Pizza Hut - Shamokin, PA			119	336			119	336	454	21	1976	2/2005	(c)
Pizza Hut - Sidney , MT			158	(e)			158	(e)	158	(e)	1985	2/2005	(e)
Pizza Hut - Silverthorne, CO			308	230			308	230	538	10	1986	9/2005	(c)
Pizza Hut - Steubenville , OH			228	475			228	475	704	129	1983	3/1997	(c)
Pizza Hut - Strongsville , OH			186	(d)			186	(d)	186	(d)	1976	4/1996	(c)
Pizza Hut - Sullivan, IL			123	104			123	104	228	2	1978	6/2006	(c)
Pizza Hut - Sylvester, GA			274	241			274	241	516	10	1983	9/2005	(c)
Pizza Hut - Syracuse, NY			167	162			167	162	329	3	1985	6/2006	(c)
Pizza Hut - Toledo , OH			197	(d)			197	(d)	197	(d)	1978	1/1996	(c)
Pizza Hut - Toledo , OH			208	(d)			208	(d)	208	(d)	1975	1/1996	(c)
Pizza Hut - Toledo , OH			176	(d)			176	(d)	176	(d)	1985	1/1996	(c)
Pizza Hut - Toledo , OH			129	(d)			129	(d)	129	(d)	1988	4/1996	(c)
Pizza Hut - Tomahawk, WI			142	129			142	129	271	2	UNKNOWN	7/2006	(c)
Pizza Hut - Tucker, GA			134	281			134	281	414	17	1968	2/2005	(c)
Pizza Hut - Tyler, TX			299	152			299	152	451	6	UNKNOWN	9/2005	(c)
Pizza Hut - Uhrichsville , OH			280	563			280	563	842	152	1983	3/1997	(c)
Pizza Hut - Washington Court House, OH			276	204			276	204	480	3	1973	6/2006	(c)
Pizza Hut - Waupaca, WI			154	157			154	157	311	2	UNKNOWN	7/2006	(c)
Pizza Hut - Weirton , WV	(i)		(f)	178			(f)	178	178	129	1979	3/1997	(c)
Pizza Hut - Wellsburg , WV			167	168			167	168	336	55	1980	3/1997	(c)
Pollo Tropical - Altamonte Springs , FL			549	701			549	701	1,250	193	1994	9/1998	(c)
Pollo Tropical - Coral Springs , FL			853	1,108			853	1,108	1,961	305	1994	9/1998	(c)
Pollo Tropical - Davie , FL			713	873			713	873	1,586	240	1993	9/1998	(c)
Pollo Tropical - Fort Lauderdale , FL			398	924			398	924	1,322	254	1996	9/1998	(c)
Pollo Tropical - Lake Worth , FL			435	915			435	915	1,351	252	1994	9/1998	(c)
Pollo Tropical - Miami , FL		(g)	1,245	918			1,245	918	2,163	246	1994	12/1998	(c)
Pollo Tropical - Orlando, FL			559	404			559	404	962	25	1992	2/2005	(c)
Ponderosa - Appleton , WI			174	562			174	562	736	135	1980	10/1999	(c)
Ponderosa - Blue Springs , MO		(g)	692		1,137		692	1,137	1,829	321	1997	4/1998	(c)
Ponderosa - Eureka , MO			380	604			380	604	984	145	1999	10/1999	(c)
Ponderosa - Indiana , PA			715		1,317		715	1,317	2,032	293	2000	5/2000	(c)
Ponderosa - Johnstown , PA		(g)	599		1,160		599	1,160	1,759	313	1998	11/1998	(c)
Ponderosa - Kissimmee , FL			638	824			638	824	1,462	198	1980	10/1999	(c)
Ponderosa - Massena , NY			130	659			130	659	789	159	1988	10/1999	(c)
Ponderosa - Middletown , NY			214	854			214	854	1,068	205	1979	10/1999	(c)
Ponderosa - Oneonta , NY			367	524			367	524	891	126	1999	10/1999	(c)
Ponderosa - Scottsburg , IN			480	724			480	724	1,205	44	1988	2/2005	(c)
Popeyes - Ahoskie, NC			180	120			180	120	300	7	1962	2/2005	(c)
Popeyes - Bloomingdale, IL			160	582			160	582	742	36	1989	2/2005	(c)
Popeyes - Channelview, TX		(g)	209	222			209	222	432	14	1980	2/2005	(c)
Popeyes - Chicago, IL			474	538			474	538	1,012	33	1987	2/2005	(c)
Popeyes - Chicago, IL			364	346			364	346	710	21	1987	2/2005	(c)
Popeyes - Chicago, IL			393	409			393	409	802	25	1982	2/2005	(c)
Popeyes - Chicago, IL			360	347			360	347	707	21	1987	2/2005	(c)
Popeyes - Chicago, IL			357	400			357	400	756	24	1986	2/2005	(c)
Popeyes - Chicago, IL			309	401			309	401	711	25	1987	2/2005	(c)
Popeyes - Chicago, IL			265	318			265	318	582	19	1987	2/2005	(c)
Popeyes - Cuthbert, GA			195	130			195	130	325	8	1987	2/2005	(c)
Popeyes - Houston, TX			106	191			106	191	296	12	1979	2/2005	(c)
Popeyes - Houston, TX			205	231			205	231	436	14	1979	2/2005	(c)
Popeyes - Houston, TX			205	215			205	215	420	13	1976	2/2005	(c)
Popeyes - Houston, TX			194	198			194	198	391	12	1978	2/2005	(c)
Popeyes - Houston, TX		(g)	119	256			119	256	375	16	1978	2/2005	(c)
Popeyes - Murfreesboro, NC			148	376			148	376	524	23	1976	2/2005	(c)
Popeyes - New Orleans, LA			76	196			76	196	273	12	1975	2/2005	(c)
Popeyes - Ocala , FL			709	351			709	351	1,060	22	1987	2/2005	(c)
Popeyes - San Antonio, TX			122	252			122	252	374	15	1976	2/2005	(c)
Popeyes - Starke , FL		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	9/1997	(e)
Popeyes - Thomasville , GA		(g)	114	407			114	407	521	111	1998	9/1998	(c)
Popeyes - Valdosta , GA		(g)	159	378			159	378	537	105	1998	9/1998	(c)
Rally's - Indianapolis, IN			647	(d)			647	(d)	647	(d)	2004	8/2005	(c)
Razzoos - Lewisville, TX			761	756			761	756	1,518	46	1997	2/2005	(c)
Red Robin - Columbus , OH			722		1,366		722	1,366	2,088	228	1999	1/2000	(c)
Renewal by Anderson - Arapahoe , CO	(i)		986	1,680			986	1,680	2,667	504	1994	12/1997	(c)
Rio Bravo - Tampa , FL			869	1,549			869	1,549	2,418	399	1999	4/1999	(c)
Roadhouse Grill - Brandon , FL		(g)	914		691		914	691	1,605	179	1999	2/1999	(c)
Roadhouse Grill - Clearwater , FL		(g)	1,370		947		1,370	947	2,317	240	1999	4/1999	(c)
Roadhouse Grill - Duluth , GA			1,297	(e)			1,297	(e)	1,297	(e)	1999	2/2005	(e)
Roadhouse Grill - Fairfield , OH		(g)	1,152		910		1,152	910	2,062	220	1999	10/1999	(c)
Roadhouse Grill - Grove City , OH			650		978		650	978	1,628	235	1999	10/1999	(c)
Roadhouse Grill - Jacksonville , FL		(g)	394		1,443		394	1,443	1,837	388	1998	12/1998	(c)
Roadhouse Grill - Jacksonville , FL			1,314		888		1,314	888	2,201	204	1999	2/2000	(c)
Roma Italian Restaurant - Louisburg, NC			144	401			144	401	545	25	1986	2/2005	(c)
Ruby Tuesday - Bartow , FL		(g)	416		963		416	963	1,380	230	1999	11/1999	(c)
Ruby Tuesday - Champlin , MN			506	(e)			506	(e)	506	(e)	1999	3/2000	(e)
Ruby Tuesday - Colorado Springs , CO		(g)	696		1,006		696	1,006	1,702	246	1999	7/1999	(c)
Ruby Tuesday - Coral Springs , FL		(g)	715		1,013		715	1,013	1,728	253	1999	7/1999	(c)
Ruby Tuesday - Dillon , CO		(g)	557		1,133		557	1,133	1,690	270	1999	11/1999	(c)
Ruby Tuesday - Draper , UT		(g)	519	(e)			519	(e)	519	(e)	1999	5/1999	(e)
Ruby Tuesday - Independence , MO		(g)	981	(e)			981	(e)	981	(e)	1999	3/1999	(e)
Ruby Tuesday - Kansas City , MO		(g)	633	(e)			633	(e)	633	(e)	1999	2/2000	(e)
Ruby Tuesday - Lakeland , FL		(g)	574	743			574	743	1,317	201	1998	11/1998	(c)
Ruby Tuesday - Lakewood , WA		(g)	431	(e)			431	(e)	431	(e)	1999	1/2000	(e)
Ruby Tuesday - London , KY		(g)	354	(e)			354	(e)	354	(e)	1997	11/1997	(e)
Ruby Tuesday - Louisville , KY			(e)	(e)	1,052		(e)	(e)	(e)	(e)	1999	10/1999	(e)
Ruby Tuesday - Orange City , FL		(g)	720	(e)			720	(e)	720	(e)	1999	4/1999	(e)
Ruby Tuesday - Orlando , FL			778	(e)			778	(e)	778	(e)	1998	2/2005	(e)
Ruby Tuesday - Puyallup , WA		(g)	(e)	(e)	934		(e)	(e)	(e)	(e)	1999	6/1999	(e)
Ruby Tuesday - Sebring , FL		(g)	(e)	(e)	776		(e)	(e)	(e)	(e)	1999	7/1999	(e)
Ruby Tuesday - Somerset , KY		(g)	546		869		546	869	1,414	246	1998	7/1998	(c)
Ruby Tuesday - St. George , UT		(g)	(e)	(e)	896		(e)	(e)	(e)	(e)	1999	9/1999	(e)
Ruby Tuesday - Vero Beach , FL			537		1,268		537	1,268	1,804	293	1999	1/2000	(c)
Ruth's Chris Steak House - King Of Prussia , PA			965	550			965	550	1,515	175	1977	6/1997	(c)
Ruth's Chris Steak House - Tampa , FL			1,076	1,063			1,076	1,063	2,139	339	1996	6/1997	(c)
Saint Louis Bread Company - Florissant , MO			706		627		706	627	1,332	209	1996	12/1996	(c)
San Jose Restaurant - Rochester , NY			310	146			310	146	456	9	1981	2/2005	(c)
Schlotzkys - Apex, NC			230	383			230	383	613	23	1996	2/2005	(c)
Schlotzkys - College Station, TX			413	400			413	400	812	24	1998	2/2005	(c)
Schlotzkys - Colorado Springs, CO			695	378			695	378	1,072	23	1998	2/2005	(c)
Schlotzkys - Grand Prairie, TX			479	271			479	271	750	17	1997	2/2005	(c)
Schlotzkys - Irving, TX			142	373			142	373	515	23	1996	2/2005	(c)
Schlotzkys - Longmont, CO			373	400			373	400	773	25	1980	2/2005	(c)
Schlotzkys - Louisville, KY			504	376			504	376	880	23	1998	2/2005	(c)
Schlotzkys - Memphis, TN			309	316			309	316	625	19	1997	2/2005	(c)
Schlotzkys - Terrell, TX			216	334			216	334	550	20	1998	2/2005	(c)
Shell Oil - Austin, TX			802	571			802	571	1,374	35	2000	2/2005	(c)
Shell Oil - Rowlett, TX			1,701	553			1,701	553	2,254	34	1998	2/2005	(c)
Shell Oil - San Marcos, TX			840	488			840	488	1,328	30	2000	2/2005	(c)
Shoney's - Athens, AL		(g)	579	630			579	630	1,209	39	1982	2/2005	(c)
Shoney's - Brookhaven , MS			535	485			535	485	1,020	30	1988	2/2005	(c)
Shoney's - Charleston, WV		(g)	337	612			337	612	949	37	1981	2/2005	(c)
Shoney's - Columbia, SC			556	521			556	521	1,077	32	1986	2/2005	(c)
Shoney's - Cookeville, TN		(g)	760	795			760	795	1,554	49	1995	2/2005	(c)
Shoney's - Elizabethtown, KY		(g)	318	619			318	619	937	38	UNKNOWN	2/2005	(c)
Shoney's - Florence, AL		(g)	331	657			331	657	989	40	1966	2/2005	(c)
Shoney's - Gadsden, AL		(g)	319	609			319	609	928	37	1982	2/2005	(c)
Shoney's - Goodlettsville , TN			602	582			602	582	1,184	36	1988	2/2005	(c)
Shoney's - Grayson, KY		(g)	291	737			291	737	1,028	45	1994	2/2005	(c)
Shoney's - Hardeeville, SC		(g)	491	678			491	678	1,169	42	1985	2/2005	(c)
Shoney's - Hattiesburg, MS		(g)	427	594			427	594	1,021	36	1989	2/2005	(c)
Shoney's - Huntsville , AL			348	318			348	318	666	19	1989	2/2005	(c)
Shoney's - Jackson, MS		(g)	255	630			255	630	885	39	1989	2/2005	(c)
Shoney's - Lafayette, LA		(g)	432	554			432	554	985	34	1989	2/2005	(c)
Shoney's - Lawrenceburg, TN		(g)	460	536			460	536	996	33	1983	2/2005	(c)
Shoney's - Lewisburg, WV		(g)	506	658			506	658	1,164	40	1981	2/2005	(c)
Shoney's - Natchitoches, LA		(g)	364	560			364	560	924	34	1990	2/2005	(c)
Shoney's - Osage Beach, MO		(g)	389	735			389	735	1,124	45	UNKNOWN	2/2005	(c)
Shoney's - Owensboro, KY		(g)	170	616			170	616	786	38	1988	2/2005	(c)
Shoney's - Oxford, AL		(g)	292	635			292	635	928	39	UNKNOWN	2/2005	(c)
Shoney's - Parkersburg, WV			425	899			425	899	1,324	55	2004	2/2005	(c)
Shoney's - Princeton, WV		(g)	463	574			463	574	1,037	35	1975	2/2005	(c)
Shoney's - Ripley, WV		(g)	425	817			425	817	1,243	50	1981	2/2005	(c)
Shoney's - Ruston, LA		(g)	323	588			323	588	911	36	1993	2/2005	(c)
Shoney's - Summerville, SC		(g)	570	580			570	580	1,151	36	1995	2/2005	(c)
Shoney's - Valdosta, GA		(g)	375	634			375	634	1,009	39	2000	2/2005	(c)
Shoney's - West Columbia, SC			449	561			449	561	1,010	34	1994	2/2005	(c)
Shoney's - Windcrest , TX			701	523			701	523	1,224	32	1991	2/2005	(c)
Smokey Bones BBQ - Langhorne , PA	(i)		817	(d)			817	(d)	817	(d)	1976	6/1997	(c)
Smokey Bones BBQ - Morrow , GA	(i)	(g)	935	1,843			935	1,843	2,778	480	1999	4/1999	(c)
Smokey Bones BBQ - Taylor , MI	(i)	(g)	845	1,712			845	1,712	2,557	441	1999	4/1999	(c)
Sonny's Real Pit Bar-B-Q - Athens , GA		(g)	629	963			629	963	1,591	275	1981	6/1998	(c)
Sonny's Real Pit Bar-B-Q - Conyers , GA		(g)	371	593			371	593	964	170	1994	6/1998	(c)
Sonny's Real Pit Bar-B-Q - Doraville , GA			585	813			585	813	1,398	233	1990	6/1998	(c)
Sonny's Real Pit Bar-B-Q - Marietta , GA			502	871			502	871	1,373	249	1988	6/1998	(c)
Sonny's Real Pit Bar-B-Q - Norcross , GA			734	961			734	961	1,695	275	1986	6/1998	(c)
Sonny's Real Pit Bar-B-Q - Smyrna , GA		(g)	634	643			634	643	1,278	184	1981	6/1998	(c)
Sonny's Real Pit Bar-B-Q - Thomasville , GA			263	(e)			263	(e)	263	(e)	1999	12/1999	(e)
Sonny's Real Pit Bar-B-Q - Venice , FL			499	960			499	960	1,458	132	1978	7/1999	(c)
Spaghetti Warehouse - Arlington, TX			563	1,091			563	1,091	1,654	67	1994	2/2005	(c)
Spaghetti Warehouse - Aurora, IL			521	1,167			521	1,167	1,688	72	1993	2/2005	(c)
Spaghetti Warehouse - Austin, TX			725	1,089			725	1,089	1,813	67	1920	2/2005	(c)
Spaghetti Warehouse - Dallas, TX			529	1,425			529	1,425	1,954	87	1990	2/2005	(c)
Spaghetti Warehouse - Elk Grove Village, IL			456	1,057			456	1,057	1,513	65	1995	2/2005	(c)
Spaghetti Warehouse - Houston, TX			231	1,054			231	1,054	1,285	65	1906	2/2005	(c)
Spaghetti Warehouse - Marietta, GA			381	1,170			381	1,170	1,551	72	1986	2/2005	(c)
Spaghetti Warehouse - Memphis, TN				890				890	890	55	1905	2/2005	(c)
Spaghetti Warehouse - Oklahoma City, OK			147	1,521			147	1,521	1,668	93	1905	2/2005	(c)
Spaghetti Warehouse - Plano, TX			586	1,086			586	1,086	1,672	67	1993	2/2005	(c)
Spaghetti Warehouse - San Antonio, TX			200	1,143			200	1,143	1,343	70	1907	2/2005	(c)
Spaghetti Warehouse - Tulsa, OK			57	579			57	579	636	35	1917	2/2005	(c)
Sprint PCS Retail Store - St. Joseph , MO	(i)		379	143	245		379	388	767	130	1996	9/1996	(c)
Starbucks - St.Joseph, MO			450	281			450	281	731	18	2005	2/2005	(c)
Steak & Ale Restaurant - Altamonte Springs , FL			1,006	691			1,006	691	1,697	197	1998	6/1998	(c)
Steak & Ale Restaurant - College Park , GA		(g)	802	(e)			802	(e)	802	(e)	1973	6/1998	(e)
Steak & Ale Restaurant - Conroe , TX		(g)	591	(e)			591	(e)	591	(e)	1993	6/1998	(e)
Steak & Ale Restaurant - Dallas, TX			550	(d)			550	(d)	550	(d)	1985	2/2005	(c)
Steak & Ale Restaurant - Greenville , SC		(g)	671	(e)			671	(e)	671	(e)	1976	6/1998	(e)
Steak & Ale Restaurant - Houston , TX		(g)	938	(e)			938	(e)	938	(e)	1973	6/1998	(e)
Steak & Ale Restaurant - Houston , TX		(g)	777	(e)			777	(e)	777	(e)	1972	6/1998	(e)
Steak & Ale Restaurant - Huntsville , AL			641	(e)			641	(e)	641	(e)	1974	6/1998	(e)
Steak & Ale Restaurant - Maitland , FL			684	(e)			684	(e)	684	(e)	1969	6/1998	(e)
Steak & Ale Restaurant - Memphis , TN			810	798			810	798	1,609	214	1979	12/1998	(c)
Steak & Ale Restaurant - Mesquite , TX		(g)	592	(e)			592	(e)	592	(e)	1988	6/1998	(e)
Steak & Ale Restaurant - Miami , FL		(g)	594	(e)			594	(e)	594	(e)	1974	6/1998	(e)
Steak & Ale Restaurant - Middletown , NJ		(g)	934	763			934	763	1,697	217	1985	6/1998	(c)
Steak & Ale Restaurant - Norcross , GA		(g)	740	(e)			740	(e)	740	(e)	1984	12/1998	(e)
Steak & Ale Restaurant - Tulsa , OK		(g)	434	(e)			434	(e)	434	(e)	1969	6/1998	(e)
Steak N Shake - Tampa , FL			581	(e)			581	(e)	581	(e)	1994	2/2005	(e)
Sunoco - Baltimore, MD			798	818			798	818	1,615	50	1998	2/2005	(c)
Super Smokers BBQ Restaurant - St. Peters , MO		(g)	377	692			377	692	1,069	181	1981	3/1999	(c)
Sweet Tomatoes - Coral Springs, FL		(g)	879	843			879	843	1,721	79	1997	3/2004	(c)
Taco Bell - Anniston , AL			200	353			200	353	553	22	1993	2/2005	(c)
Taco Bell - Arlington, TX		(g)	277		550		277	550	827	122	2000	8/2000	(c)
Taco Bell - Bishop , CA			746	288			746	288	1,035	18	1988	2/2005	(c)
Taco Bell - Colonial Heights , VA		(g)	447	384			447	384	831	99	1994	2/1999	(c)
Taco Bell - Dallas , TX		(g)	335	695			335	695	1,030	171	1997	7/1999	(c)
Taco Bell - Dallas, TX		(g)	356		497		356	497	853	112	2000	4/2000	(c)
Taco Bell - Detroit , MI			473	400			473	400	873	25	1990	2/2005	(c)
Taco Bell - Detroit , MI			493	359			493	359	852	22	1990	2/2005	(c)
Taco Bell - Edgewood , MD		(g)	1,030	366			1,030	366	1,396	22	1989	2/2005	(c)
Taco Bell - Hayes , VA		(g)	300	(e)			300	(e)	300	(e)	1994	2/1999	(e)
Taco Bell - Kingston , TN		(g)	232	282			232	282	514	17	1997	2/2005	(c)
Taco Bell - Livingston , TN		(g)	212	(e)			212	(e)	212	(e)	1998	10/1998	(e)
Taco Bell - Longwood , FL			566	326			566	326	892	20	1988	2/2005	(c)
Taco Bell - Muncie, IN			172	402			172	402	574	25	1967	2/2005	(c)
Taco Bell - Portsmouth , VA		(g)	309	(e)			309	(e)	309	(e)	1997	2/2005	(e)
Taco Bell - Richmond , VA		(g)	403	(e)			403	(e)	403	(e)	1994	2/1999	(e)
Taco Bell - Richmond , VA		(g)	405	451			405	451	856	117	1994	2/1999	(c)
Taco Bell - Richmond , VA		(g)	475	479			475	479	954	124	1994	2/1999	(c)
Taco Bell - Saint Augustine, FL			735	290			735	290	1,025	12	1986	9/2005	(c)
Taco Bell - Shreveport, LA			247	140			247	140	387	6	1985	9/2005	(c)
Taco Bell - St. Louis , MO			350	(e)			350	(e)	350	(e)	1991	10/1998	(e)
Taco Bell - St. Louis , MO			309	351			309	351	660	96	1991	10/1998	(c)
Taco Bell - Wentzville , MO			339		491		339	491	830	82	1999	5/2000	(c)
Taco Bell - Williamsburg , VA		(g)	344	(e)			344	(e)	344	(e)	1994	2/1999	(e)
Taco Bell - Orlando, FL			534	(d)			534	(d)	534	(d)	2004	12/2004	(c)
Taco Bell/KFC - Milwaukee, WI			310	605			310	605	915	18	1978	2/2006	(c)
Taco Bueno - Amarillo, TX			421	347			421	347	768	15	2004	9/2005	(c)
Taco Bueno - Frisco, TX			581	494			581	494	1,075	21	2004	9/2005	(c)
Taco Bueno - Lubbock, TX			554	447			554	447	1,001	19	2004	9/2005	(c)
Taco Bueno - N. Richland Hills, TX			474	460			474	460	934	19	2004	9/2005	(c)
Taco Cabana - Arlington, TX		(g)	474	421			474	421	895	26	1997	12/2000	(c)
Taco Cabana - Austin, TX		(g)	566	385			566	385	951	24	1980	12/2000	(c)
Taco Cabana - Austin, TX		(g)	538	347			538	347	885	21	1990	12/2000	(c)
Taco Cabana - Austin, TX		(g)	492	402			492	402	894	25	1997	12/2000	(c)
Taco Cabana - Austin, TX			699	558			699	558	1,257	34	1984	2/2005	(c)
Taco Cabana - Dallas, TX		(g)	646	329			646	329	975	20	1992	12/2000	(c)
Taco Cabana - Dallas, TX		(g)	492	391			492	391	883	24	1997	12/2000	(c)
Taco Cabana - Dallas, TX			376	480			376	480	856	29	1988	2/2005	(c)
Taco Cabana - Dallas, TX			372	465			372	465	837	29	1987	2/2005	(c)
Taco Cabana - Denton, TX		(g)	568	402			568	402	970	25	2000	12/2000	(c)
Taco Cabana - Houston, TX		(g)	659	376			659	376	1,034	23	1987	12/2000	(c)
Taco Cabana - Houston, TX		(g)	743	404			743	404	1,147	25	1998	12/2000	(c)
Taco Cabana - Houston, TX		(g)	763	326			763	326	1,089	20	1990	12/2000	(c)
Taco Cabana - Houston, TX		(g)	562	402			562	402	963	25	1994	12/2000	(c)
Taco Cabana - Houston, TX		(g)	560	426			560	426	986	26	1990	12/2000	(c)
Taco Cabana - Houston, TX		(g)	541	344			541	344	885	21	1990	12/2000	(c)
Taco Cabana - Houston, TX		(g)	864	391			864	391	1,256	24	1998	12/2000	(c)
Taco Cabana - Houston, TX		(g)	788	486			788	486	1,274	30	1999	12/2000	(c)
Taco Cabana - Pasadena, TX		(g)	495	352			495	352	847	22	1994	12/2000	(c)
Taco Cabana - Pflugerville, TX		(g)	689	410			689	410	1,099	25	1998	12/2000	(c)
Taco Cabana - San Antonio, TX		(g)	469	346			469	346	815	21	1995	12/2000	(c)
Taco Cabana - San Antonio, TX		(g)	369	327			369	327	696	20	1994	12/2000	(c)
Taco Cabana - San Antonio, TX		(g)	570	352			570	352	922	22	1993	12/2000	(c)
Taco Cabana - San Antonio, TX		(g)	732	347			732	347	1,079	21	1994	12/2000	(c)
Taco Cabana - San Antonio, TX		(g)	633	299			633	299	932	18	1997	12/2000	(c)
Taco Cabana - San Antonio, TX			519	353			519	353	871	22	1986	2/2005	(c)
Taco Cabana - San Antonio, TX			509	406			509	406	915	25	1985	2/2005	(c)
Taco Cabana - San Antonio, TX			588	418			588	418	1,006	26	1983	2/2005	(c)
Taco Cabana - San Antonio, TX			527	293			527	293	820	18	1986	2/2005	(c)
Taco Cabana - San Antonio, TX			535	406			535	406	941	25	1989	2/2005	(c)
Taco Cabana - San Antonio, TX			1,087	409			1,087	409	1,495	25	1984	2/2005	(c)
Taco Cabana - Schertz, TX		(g)	462	407			462	407	869	25	1998	2/2005	(c)
Taco Cabana - Universal City, TX		(g)	402	382			402	382	785	23	1995	2/2005	(c)
Tamollies - Woodville, TX			97	313			97	313	410	19	1990	2/2005	(c)
Taqueria El Rodeo - San Antonio, TX			200	324			200	324	524	20	1979	2/2005	(c)
TCF National Bank - Crystal , MN		(g)	371	432			371	432	802	133	1981	10/1997	(c)
Tequila's - San Antonio, TX			274	276			274	276	550	17	1977	2/2005	(c)
Texaco - Rockwall, TX			764	403			764	403	1,167	25	1998	2/2005	(c)
Texas Roadhouse - Ammon , ID		(g)	506		806		506	806	1,312	191	1999	12/1999	(c)
Texas Roadhouse - Arvada, CO			538		1,149		538	1,149	1,687	241	2000	9/2000	(c)
Texas Roadhouse - Aurora , CO			657		1,209		657	1,209	1,866	274	1999	3/2000	(c)
Texas Roadhouse - Cedar Rapids , IA		(g)	582		1,085		582	1,085	1,667	241	2000	5/2000	(c)
Texas Roadhouse - College Station , TX			520		1,074		520	1,074	1,594	233	2000	6/2000	(c)
Texas Roadhouse - Concord , NC			664		987		664	987	1,651	218	2000	5/2000	(c)
Texas Roadhouse - Dickson City, PA			596		1,079		596	1,079	1,675	196	2000	11/2000	(c)
Texas Roadhouse - Fayetteville , NC			(e)	(e)			(e)	(e)	(e)	(e)	1998	2/1999	(e)
Texas Roadhouse - Gastonia , NC		(g)	235		1,116		235	1,116	1,351	262	1999	12/1999	(c)
Texas Roadhouse - Grand Prairie, TX			647	836			647	836	1,483	51	1997	2/2005	(c)
Texas Roadhouse - Hickory , NC		(g)	560		1,032		560	1,032	1,593	246	1999	9/1999	(c)
Texas Roadhouse - Kenosha, WI			682	1,062			682	1,062	1,744	65	2002	8/2002	(c)
Texas Roadhouse - Shively , KY			714	996			714	996	1,709	237	1998	11/1999	(c)
TGI Friday's - Homestead, PA		(g)	1,210	1,064			1,210	1,064	2,274	65	2000	2/2005	(c)
TGI Friday's - Independence , MO			856	(e)			856	(e)	856	(e)	1999	3/1999	(e)
TGI Friday's - Leawood , KS			2,459	(e)			2,459	(e)	2,459	(e)	2000	6/2000	(e)
TGI Friday's - Shawnee , KS			885	(e)			885	(e)	885	(e)	1999	3/2000	(e)
TGI Friday's - Warwick, RI			2,012	1,059			2,012	1,059	3,071	65	1984	2/2005	(c)
The Egg Roll Factory - Rocky Mount, NC			310	348			310	348	657	21	1984	2/2005	(c)
The Italian Pie - Warner Robins , GA			219	146			219	146	365	9	1996	2/2005	(c)
Tiny Bubbles - Arlington, TX			220	160			220	160	380	10	1985	2/2005	(c)
Tropic Sun II - Stevens Point, WI			198	302			198	302	500	19	1979	2/2005	(c)
Up The Creek Fish Camp - Snellville, GA			839	792			839	792	1,631	49	1998	2/2005	(c)
Verizon Wireless - Grapevine, TX			183	313	632		183	945	1,128	19	UNKNOWN	2/2005	(c)
Verizon Wireless - Statesville , NC			354	313			354	313	667	19	1993	2/2005	(c)
Village Inn - Omaha , NE			512	756			512	756	1,268	181	1989	10/1999	(c)
Waffle House - Atlantic Beach , FL			215	231			215	231	446	14	1986	2/2005	(c)
Waffle House - Clearwater , FL			309	215			309	215	524	13	1988	2/2005	(c)
Waffle House - Cocoa , FL			322	259			322	259	581	16	1986	2/2005	(c)
Waffle House - Roanoke , VA			190	234			190	234	424	14	1987	2/2005	(c)
Wendy's - Alcoa, TN			167	346			167	346	513	21	1968	2/2005	(c)
Wendy's - Anderson, SC			1,029	256			1,029	256	1,285	9	1975	12/2005	(c)
Wendy's - Anniston, AL			170	145			170	145	315	5	1977	12/2005	(c)
Wendy's - Anniston, AL			140	138			140	138	277	5	1978	12/2005	(c)
Wendy's - Arkadelphia, AR			438	286			438	286	724	10	1989	12/2005	(c)
Wendy's - Arlington , VA		(g)	886	324			886	324	1,210	20	1983	2/2005	(c)
Wendy's - Arlington, WA			869	433			869	433	1,302	15	1994	12/2005	(c)
Wendy's - Atascadero , CA			486		706		486	706	1,192	151	2000	7/2000	(c)
Wendy's - Austell, GA			383	251			383	251	634	8	1994	12/2005	(c)
Wendy's - Baltimore, MD			464	500			464	500	964	31	1987	2/2005	(c)
Wendy's - Bardstown, KY			1,172	267			1,172	267	1,438	9	1985	12/2005	(c)
Wendy's - Batesville, AR			871	246			871	246	1,117	8	1985	12/2005	(c)
Wendy's - Baton Rouge, LA			443	311			443	311	754	10	1998	12/2005	(c)
Wendy's - Bellevue, NE			352	453			352	453	805	8	1985	6/2006	(c)
Wendy's - Benton, AR			989	252			989	252	1,241	8	1978	12/2005	(c)
Wendy's - Bentonville, AR			698	298			698	298	996	10	1992	12/2005	(c)
Wendy's - Birmingham, AL			1,003	257			1,003	257	1,260	9	1977	12/2005	(c)
Wendy's - Bowling Green, OH			740	455			740	455	1,195	15	1992	12/2005	(c)
Wendy's - Brunswick, GA			1,061	363			1,061	363	1,424	12	1984	12/2005	(c)
Wendy's - Bryant, AR			597	284			597	284	881	10	1991	12/2005	(c)
Wendy's - Burlington, WA			576	444			576	444	1,019	15	1991	12/2005	(c)
Wendy's - Cabot, AR			650	281			650	281	931	9	1991	12/2005	(c)
Wendy's - Camarillo , CA		(g)	640		689		640	689	1,329	241	1996	7/1996	(c)
Wendy's - Carmel Mountain , CA		(g)	(e)	(e)			(e)	(e)	(e)	(e)	1997	10/1998	(e)
Wendy's - Cayce, SC			700	287			700	287	987	10	1976	12/2005	(c)
Wendy's - Chambersburg, PA			367	344			367	344	711	12	1998	12/2005	(c)
Wendy's - Cocoa, FL			539	301			539	301	839	10	1979	12/2005	(c)
Wendy's - Columbia, SC			762	276			762	276	1,038	9	1975	12/2005	(c)
Wendy's - Columbia, SC			1,220	276			1,220	276	1,496	9	1979	12/2005	(c)
Wendy's - Columbia, SC			328	180			328	180	508	6	1979	12/2005	(c)
Wendy's - Columbia, SC			502	266			502	266	767	9	1993	12/2005	(c)
Wendy's - Conway, AR			1,025	250			1,025	250	1,276	8	1978	12/2005	(c)
Wendy's - Conway, AR			903	290			903	290	1,193	10	1993	12/2005	(c)
Wendy's - Creedmoor, NC			853	290			853	290	1,143	10	1985	12/2005	(c)
Wendy's - Crossville, TN			768	301			768	301	1,069	8	UNKNOWN	3/2006	(c)
Wendy's - Denver, CO			930	369			930	369	1,299	12	1984	12/2005	(c)
Wendy's - Douglasville, GA			684	292			684	292	975	10	1994	12/2005	(c)
Wendy's - Dublin, GA			437	506			437	506	943	21	1980	9/2005	(c)
Wendy's - E.York, PA			671	436			671	436	1,106	15	1996	12/2005	(c)
Wendy's - El Dorado, AR			1,004	237			1,004	237	1,241	8	1978	12/2005	(c)
Wendy's - Elizabethtown, PA			895	458			895	458	1,352	15	1999	12/2005	(c)
Wendy's - Enid, OK			793	466			793	466	1,259	16	2003	12/2005	(c)
Wendy's - Fayetteville, AR			737	296			737	296	1,034	10	1994	12/2005	(c)
Wendy's - Fayetteville, AR			377	306			377	306	683	10	1999	12/2005	(c)
Wendy's - Ft.Smith, AR			798	280			798	280	1,077	9	1995	12/2005	(c)
Wendy's - Ft.Smith, AR			601	267			601	267	868	9	1995	12/2005	(c)
Wendy's - Gainesville , TX			259	279			259	279	538	17	1986	2/2005	(c)
Wendy's - Goodland, KS			208	262			208	262	470	9	1984	12/2005	(c)
Wendy's - Grafton, VA			854	366			854	366	1,221	12	1985	12/2005	(c)
Wendy's - Greenville, SC			599	266			599	266	866	9	1975	12/2005	(c)
Wendy's - Greenwood, SC			943	280			943	280	1,223	9	1979	12/2005	(c)
Wendy's - Grenada, MS			1,140	316			1,140	316	1,456	8	UNKNOWN	3/2006	(c)
Wendy's - Groton, CT			1,092	337			1,092	337	1,429	11	1978	12/2005	(c)
Wendy's - Harriman, TN			689	334			689	334	1,023	9	UNKNOWN	3/2006	(c)
Wendy's - Hayes, VA			483	354			483	354	837	12	1986	12/2005	(c)
Wendy's - Heights, MI			416	308			416	308	723	10	1984	12/2005	(c)
Wendy's - Hogansville, GA			269	433			269	433	701	15	1998	12/2005	(c)
Wendy's - Hot Springs, AR			567	262			567	262	828	9	1976	12/2005	(c)
Wendy's - Houston, TX			541	286			541	286	827	12	1981	9/2005	(c)
Wendy's - Houston, TX			333	138			333	138	470	5	1975	12/2005	(c)
Wendy's - Houston, TX			224	149			224	149	372	5	1984	12/2005	(c)
Wendy's - Houston, TX			304	186			304	186	490	6	1984	12/2005	(c)
Wendy's - Houston, TX			385	182			385	182	567	6	1994	12/2005	(c)
Wendy's - Indialantic, FL			561	242			561	242	803	8	1985	12/2005	(c)
Wendy's - Indianapolis, IN			232	204			232	204	436	7	1985	12/2005	(c)
Wendy's - Jacksonville, AR			1,134	305			1,134	305	1,440	10	1977	12/2005	(c)
Wendy's - Jacksonville, FL			463	226			463	226	688	8	1979	12/2005	(c)
Wendy's - Jonestown, PA			875	424			875	424	1,298	14	2001	12/2005	(c)
Wendy's - Keyport, NJ			786	379			786	379	1,165	13	1978	12/2005	(c)
Wendy's - Kingwood, TX			905	316			905	316	1,221	13	2001	9/2005	(c)
Wendy's - Knoxville , TN		(g)	358		445		358	445	803	156	1996	5/1996	(c)
Wendy's - Knoxville , TN		(g)	556		442		556	442	998	123	1998	8/1998	(c)
Wendy's - Knoxville , TN		(g)	(e)	(e)	464		(e)	(e)	(e)	(e)	1998	9/1998	(e)
Wendy's - Landover, MD			230	408			230	408	638	25	1978	2/2005	(c)
Wendy's - Lenoir City, TN			354	314			354	314	668	8	UNKNOWN	3/2006	(c)
Wendy's - Leominster, MA			880	445			880	445	1,324	15	1985	12/2005	(c)
Wendy's - Lewistown, PA			193	186			193	186	379	6	1985	12/2005	(c)
Wendy's - Lithia Springs, GA			669	292			669	292	961	10	1991	12/2005	(c)
Wendy's - Little Rock, AR			738	344			738	344	1,082	12	1976	12/2005	(c)
Wendy's - Little Rock, AR			787	258			787	258	1,045	9	1977	12/2005	(c)
Wendy's - Little Rock, AR			904	277			904	277	1,181	9	1978	12/2005	(c)
Wendy's - Little Rock, AR			557	268			557	268	826	9	1982	12/2005	(c)
Wendy's - Little Rock, AR			793	257			793	257	1,051	9	1983	12/2005	(c)
Wendy's - Little Rock, AR			754	276			754	276	1,030	9	1987	12/2005	(c)
Wendy's - Little Rock, AR			985	287			985	287	1,272	10	1994	12/2005	(c)
Wendy's - Livingston , TN			362	(e)			362	(e)	362	(e)	1996	2/2005	(e)
Wendy's - Louisville, KY			391	227			391	227	617	8	1974	12/2005	(c)
Wendy's - Louisville, KY			459	305			459	305	764	10	1978	12/2005	(c)
Wendy's - Louisville, KY			633	313			633	313	946	11	1978	12/2005	(c)
Wendy's - Louisville, KY			211	156			211	156	367	5	1978	12/2005	(c)
Wendy's - Louisville, KY			158	122			158	122	279	4	1978	12/2005	(c)
Wendy's - Louisville, KY			445	357			445	357	803	12	1982	12/2005	(c)
Wendy's - Louisville, KY			526	315			526	315	841	11	1983	12/2005	(c)
Wendy's - Mableton, GA			351	264			351	264	614	9	1978	12/2005	(c)
Wendy's - Maysville, KY			633	370			633	370	1,003	12	1985	12/2005	(c)
Wendy's - Mechanicsville , VA			391	375			391	375	766	23	1988	2/2005	(c)
Wendy's - Melbourne, FL			859	351			859	351	1,210	12	1976	12/2005	(c)
Wendy's - Melbourne, FL			766	412			766	412	1,178	14	1993	12/2005	(c)
Wendy's - Memphis, TN			254	202			254	202	456	7	1981	12/2005	(c)
Wendy's - Merritt Island, FL			739	381			739	381	1,120	13	1990	12/2005	(c)
Wendy's - Mesa , AZ			814	336			814	336	1,150	21	1986	2/2005	(c)
Wendy's - Midlothian , VA		(g)	611	367			611	367	977	22	1991	2/2005	(c)
Wendy's - Milford, NH			297	242			297	242	539	8	1993	12/2005	(c)
Wendy's - Millville, NJ			1,232	408			1,232	408	1,640	14	1981	12/2005	(c)
Wendy's - Minden, LA			268	246			268	246	514	8	1997	12/2005	(c)
Wendy's - Missouri City, TX			466	231			466	231	697	8	1997	12/2005	(c)
Wendy's - Myrtle Beach, SC			795	308			795	308	1,103	10	1978	12/2005	(c)
Wendy's - N.Canton, OH			617	401			617	401	1,018	13	1985	12/2005	(c)
Wendy's - N.Little Rock, AR			735	260			735	260	995	9	1975	12/2005	(c)
Wendy's - N.Myrtle Beach, SC			1,042	284			1,042	284	1,327	10	1983	12/2005	(c)
Wendy's - N.Tazewell, VA			190	207			190	207	397	7	1991	12/2005	(c)
Wendy's - New Braunfels, TX			663	282			663	282	945	9	1984	12/2005	(c)
Wendy's - New Port Richey, FL			491	318			491	318	809	11	1975	12/2005	(c)
Wendy's - New Smyrna Bch., FL			764	240			764	240	1,004	8	1982	12/2005	(c)
Wendy's - North Haven, CT			851	441			851	441	1,292	15	1977	12/2005	(c)
Wendy's - Norwich, CT			837	355			837	355	1,192	12	1979	12/2005	(c)
Wendy's - Oregon, OH			1,198	373			1,198	373	1,571	13	1978	12/2005	(c)
Wendy's - Ormond Beach, FL			668	354			668	354	1,022	12	1984	12/2005	(c)
Wendy's - Ormond Beach, FL			631	442			631	442	1,072	15	1994	12/2005	(c)
Wendy's - Paso Robles , CA		(g)	489		736		489	736	1,225	176	1999	9/1999	(c)
Wendy's - Payson , AZ			819	333			819	333	1,152	20	1986	2/2005	(c)
Wendy's - Philadelphia, PA			989	478			989	478	1,468	16	1976	12/2005	(c)
Wendy's - Pine Bluff, AR			228	210			228	210	438	7	1977	12/2005	(c)
Wendy's - Pine Bluff, AR			843	300			843	300	1,143	10	1999	12/2005	(c)
Wendy's - Port Orange, FL			669	371			669	371	1,040	12	1996	12/2005	(c)
Wendy's - Roanoke, VA			467	385			467	385	852	16	1983	10/2005	(c)
Wendy's - Rogers, AR			909	289			909	289	1,199	10	1994	12/2005	(c)
Wendy's - Russellville, AR			695	262			695	262	956	9	1978	12/2005	(c)
Wendy's - S.Daytona, FL			685	322			685	322	1,007	11	1980	12/2005	(c)
Wendy's - S.Hill, VA			789	299			789	299	1,089	10	1984	12/2005	(c)
Wendy's - Salisbury , MD		(g)	622	437			622	437	1,059	27	1993	2/2005	(c)
Wendy's - San Antonio, TX			175	140			175	140	315	5	1979	12/2005	(c)
Wendy's - San Antonio, TX			282	201			282	201	483	7	1985	12/2005	(c)
Wendy's - San Antonio, TX			301	177			301	177	479	6	1985	12/2005	(c)
Wendy's - San Antonio, TX			578	347			578	347	926	12	1986	12/2005	(c)
Wendy's - San Antonio, TX			164	147			164	147	311	5	1986	12/2005	(c)
Wendy's - San Diego , CA		(g)	(e)	(e)	590		(e)	(e)	(e)	(e)	1996	12/1996	(e)
Wendy's - Santa Maria , CA			(e)	(e)	700		(e)	(e)	(e)	(e)	2000	4/2000	(e)
Wendy's - Searcy, AR			1,024	251			1,024	251	1,276	8	1978	12/2005	(c)
Wendy's - Sevierville , TN		(g)	(e)	(e)	532		(e)	(e)	(e)	(e)	1996	6/1996	(e)
Wendy's - Seymour , TN		(g)	(e)	(e)	473		(e)	(e)	(e)	(e)	1998	10/1998	(e)
Wendy's - Shepherdsville, KY			770	269			770	269	1,040	9	1985	12/2005	(c)
Wendy's - Sinking Spring, PA			528	545			528	545	1,073	18	1999	12/2005	(c)
Wendy's - Smyrna, GA			628	354			628	354	982	12	1990	12/2005	(c)
Wendy's - Sparta , TN			294	326			294	326	620	20	1997	2/2005	(c)
Wendy's - Spartanburg, SC			1,043	260			1,043	260	1,303	9	1977	12/2005	(c)
Wendy's - Spring, TX			902	255			902	255	1,157	11	1986	9/2005	(c)
Wendy's - Spring, TX			347	198			347	198	545	8	2004	9/2005	(c)
Wendy's - Springdale, AR			488	369			488	369	857	12	1994	12/2005	(c)
Wendy's - Springdale, AR			728	314			728	314	1,042	11	1997	12/2005	(c)
Wendy's - Starke, FL			612	278			612	278	890	9	1979	12/2005	(c)
Wendy's - Stockbridge , GA			517	302			517	302	819	19	1986	2/2005	(c)
Wendy's - Stuttgart, AR			352	413			352	413	765	14	2000	12/2005	(c)
Wendy's - Suitland, MD			205	375			205	375	580	23	1978	2/2005	(c)
Wendy's - Tampa , FL			1,159	361			1,159	361	1,519	22	1984	2/2005	(c)
Wendy's - Tampa , FL			575	345			575	345	920	21	1987	2/2005	(c)
Wendy's - The Dalles, OR			386	335			386	335	721	11	1993	12/2005	(c)
Wendy's - The Woodlands, TX			665	420			665	420	1,086	11	UNKNOWN	3/2006	(c)
Wendy's - Thomaston, GA			391	521			391	521	913	22	1988	9/2005	(c)
Wendy's - Tinton Falls, NJ			1,090	438			1,090	438	1,528	15	1977	12/2005	(c)
Wendy's - Titusville, FL			410	258			410	258	668	9	1978	12/2005	(c)
Wendy's - Titusville, FL			747	275			747	275	1,022	9	1984	12/2005	(c)
Wendy's - Titusville, FL			617	392			617	392	1,009	13	1996	12/2005	(c)
Wendy's - Vail , CO	(i)		2,378	654			2,378	654	3,032	40	1987	2/2005	(c)
Wendy's - Van Buren, AR			406	349			406	349	755	12	1994	12/2005	(c)
Wendy's - Washington , DC		(g)	679	347			679	347	1,027	21	1983	2/2005	(c)
Wendy's - Westlake Village , CA			841		699		841	699	1,540	201	1998	5/1998	(c)
Wendy's - Westminster, CO			1,174	464			1,174	464	1,638	16	1986	12/2005	(c)
Wendy's - Whitehall, OH			820	360			820	360	1,181	12	1983	12/2005	(c)
Wendy's - Whiteville, NC			847	303			847	303	1,150	10	1992	12/2005	(c)
Wendy's - Wilkins Township, PA			874	447			874	447	1,321	27	1979	2/2005	(c)
Wendy's - Woodbridge, VA			137	385			137	385	522	24	1978	2/2005	(c)
Wendy's - Worcester, MA			520	513			520	513	1,033	31	1996	2/2005	(c)
Wendy's - Wrens, GA			321	433			321	433	754	18	UNKNOWN	9/2005	(c)
Wendy's - Annapolis, MD			741	835			741	835	1,576	52	1979	2/2005	(c)
Wendy's - Baltimore, MD			408	644			408	644	1,052	40	2000	2/2005	(c)
Wendy's - Bowie, MD			872	1,258			872	1,258	2,130	78	1997	2/2005	(c)
Wendy's - California, MD			625	797			625	797	1,422	49	1994	2/2005	(c)
Wendy's - Camp Springs, MD			572	1,105			572	1,105	1,677	68	1997	2/2005	(c)
Wendy's - Fairfax, VA			1,182	1,311			1,182	1,311	2,493	81	1993	2/2005	(c)
Wendy's - Fairfax, VA			551	882			551	882	1,433	55	1983	2/2005	(c)
Wendy's - Falmouth, VA			395	880			395	880	1,275	54	1994	2/2005	(c)
Wendy's - Frederick, VA			510	779			510	779	1,290	48	1978	2/2005	(c)
Wendy's - Hunt Valley, MD			1,002	755			1,002	755	1,757	47	1997	2/2005	(c)
Wendy's - Pasadena, MD			521	762			521	762	1,283	47	1997	2/2005	(c)
Wendy's - Temple Hills, MD			746	1,364			746	1,364	2,110	80	1996	3/2005	(c)
Wendy's - Woodbridge, VA			657	948			657	948	1,604	59	1996	2/2005	(c)
Whataburger - Angleton, TX			482	334			482	334	816	14	UNKNOWN	9/2005	(c)
Whataburger - Edna, TX			826	258			826	258	1,084	11	1987	9/2005	(c)
Whataburger - El Campo, TX			672	224			672	224	896	9	1988	9/2005	(c)
Whataburger - Ingleside, TX			598	189			598	189	787	8	1986	9/2005	(c)
Whataburger - Mercedes, TX			671	160			671	160	831	7	1989	9/2005	(c)
Whataburger - San Antonio, TX			602	200			602	200	802	8	1988	9/2005	(c)
Whatley Automotive - Barnwell, SC			356	227			356	227	582	14	1997	2/2005	(c)
Williams Fried Chicken - Garland, TX			144	315			144	315	459	19	(h)	(h)	(c), (e)
Other (h)			21,839	29,840	2,167		21,839	32,007	53,846	4,501
			941,961	753,466	141,822		941,961	887,937	1,829,898	111,138

FF-TSY HOLDING COMPANY II, LLC
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
Years Ended December 31, 2006, 2005 and 2004

(a)
Transactions in real estate and accumulated depreciation during 2006, 2005 and 2004 are summarized below. The balances in 2006, 2005 and 2004 have been adjusted to reflect the reclassification of properties accounted for as discontinued operations.

	(In thousands)
	Cost (b)(j)	Accumulated Depreciation
Properties the Company has Invested in Under Operating Leases:

Balance, December 31, 2003	$535,740	$45,693
Acquisitions	15,345	—
Right of way taking	(11)	—
Depreciation expense (c)	—	9,565

Balance, December 31, 2004	551,074	55,258
Acquisitions	1,213,507	—
Depreciation expense (c)	—	23,193

Balance, December 31, 2005	1,764,581	78,451
Acquisitions	59,640	—
Consolidation of Lee Vista Joint Venture	1,716	240
Reclassifications from capital leases	3,961	—
Depreciation expense (c)	—	32,447
Balance December 31, 2006	$1,829,898	$111,138

FF-TSY HOLDING COMPANY II, LLC
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
DEPRECIATION - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

(b)
As of December 31, 2006, 2005 and 2004, the aggregate depreciated cost of the properties owned by the Company and its consolidated joint ventures for federal income tax purposes was $1.8 billion, $1.9 billion, and $0.7 billion, respectively. Substantially all of the leases are treated as operating leases for federal income tax purposes.

(c)	For financial reporting purposes, depreciation expense is computed for buildings and improvements based upon estimated lives of 30 years.

(d)	The building portion of this property is owned by the tenant; therefore, depreciation is not applicable.

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

(g)	The property(ies) is/are encumbered at December 31, 2006.

(h)
Included as “other” are some properties for which the land and/or building have been recorded as a capital lease, and some properties where the Company owns the building only, as described above. Dates of construction for the properties included as “other” range from 1955 to 2001 and dates acquired range from 1997 to 2005.

(i)
For financial reporting purposes, the undepreciated cost of the following properties was written down to its net realizable value due to an anticipated impairment in value. The Company recognized the impairments by recording an allowance for loss on land and/or building or net investment in capital lease in the amounts listed below for each property as of December 31, 2006. The impairments at December 31, 2006 represent the difference between the properties' carrying values and managements estimate of the net realizable value of the properties based upon anticipated sales prices to interested third parties. The cost of the properties presented on this schedule is the gross amount at which the properties were carried at December 31, 2006, excluding the allowances for loss.

FF-TSY HOLDING COMPANY II, LLC
NOTES TO SCHEDULE III - REAL ESTATE AND ACCUMULATED
DEPRECIATION - CONTINUED
Years Ended December 31, 2006, 2005 and 2004

(j)  (continued)

The following is a list of properties and the related impairment at December 31, 2006:

Total (In thousands)

Bandana’s Bar-B-Q Restaurant-Arnold, MO	$190
Bandana’s Bar-B-Q Restaurant-Collinsville, IL	150
Bandana’s Bar-B-Q Restaurant-Columbia, MO	133
Bandana’s Bar-B-Q Restaurant-Crystal City, MO	133
Bandana’s Bar-B-Q Restaurant-Fenton, MO	150
Bill Johnson’s Big Apple-Glendale, AZ	380
Black-eyed Pea-Fort Worth, TX	314
Chevys - Atlanta, GA	927
Chevys-Clearwater, FL	60
Chevys-Lake Mary, FL	304
Chevys - Merriam, KS	1,250
Clay Pit-Addison, TX	250
Culpepper Restaurant-Bridgeton, MO	150
Denny’s-Lee Summit, MO	190
Denny’s-Merriam, KS	183
Denny’s-N. Kansas City, MO	190
Denny’s-Sedalia, MO	190
Johnny Carino’s-Brandon, FL	103
Jose Pepper’s Restaurant-Blue Springs, MO	161
Kettle Restaurant-Amarillo, TX	20
Longhorn Steakhouse-Tampa, FL	257
Phillips 66- Austin, TX	13
Pizza Hut-Weirton, WV	108
Renewal by Anderson-Centennial, CO	350
Smokey Bones BBQ-Langhorne, PA	86
Smokey Bones BBQ-Morrow, GA	521
Smokey Bones BBQ-Taylor, MI	232
Sprint PCS Retail Store-St. Joseph, MO	143
Wendy’s-Vail, CO	850
Other	1,077
$9,065

TRUSTREET PROPERTIES, INC.
SCHEDULE IV - MORTGAGE LOANS ON REAL ESTATE
DECEMBER 31, 2006
(in thousands except for number of loans)

									Principal Amount of Loans
		Interest	Final	Periodic		Face Amount		Carrying Amount	Subject to Delinquent
	Description	Rate	Maturity Date	Payment Term	Prior Liens	of Mortgages		of Mortgages	Principal or Interest

	Castle Hill Holding V, LLC	10.75%	2/1/2016	Note 1	N/A	8,475		6,170	-

	Capitas Group, LLC	10.00%	2/1/2023	Note 1	N/A	4,900		4,578	-

	Border Patrol Wisconsin, Inc.	9.10%	6/1/2019	Note 1	N/A	3,834		3,391	-

	Davco Acquisition Holding, Inc.	10.50%	1/1/2017	Note 5	N/A	2,670		2,670	-

	Border Patrol Wisconsin, Inc.	9.42%	6/1/2019	Note 1	N/A	2,612		2,749	-

	Border Patrol Wisconsin, Inc.	8.96%	6/1/2019	Note 1	N/A	2,900		2,546	-

	Metro Corral Partners, Inc.	9.62%	1/1/2021	Note 1	N/A	2,772		2,436	-

	Castle Hill Holding VI, LLC	10.75%	6/1/2016	Note 1	N/A	3,888		2,373	-

	66 loans as mortgage loans on franchised
	restaurant businesses with original amounts
	ranging from $181,147 to $2,893,538	2.4 % to 10.8%	03/07/2007 to 01/01/2021	N/A	N/A	N/A		44,847	4,689

							(2)	71,760	4,689

		2006	2005	2004
	Balance at beginning of period	76,406	269,652	303,026
	New mortgage loans - merger acquisition	-	12,165	-
(3)	New mortgage loans - non-cash	15,058	4,450	-
	New mortgage loans	2,670	1,027	-
	Accrued interest	(147)	(1,564)	(1,111)
	Loans written off	-	755	(755)
	Collection of principal	(22,239)	(16,429)	(29,169)
	Deferred financing income	12	1,183	228
	Unamortized loan costs			92
	Foreclosed and converted to real estate			(452)
	Redesignate as equipment note receivable			(1,575)
	Sale of loans	-	(193,568)
	Provision for uncollectible mortgage notes	-	(1,265)	(632)
	Balance at end of period	71,760	76,406	269,652

(1)	Principal and interest payable at level amount over life. Prepayment penalty terms - Loans may prepay during agreed number of years with assessed premiums based on Treasury
	rate or swap breakage costs; then 1% of the entire unpaid principal balance.
(2)	Amounts do not include equipment and other notes receivable of $10,960
(3)	Sold properties and took short term note for portion of proceeds and accepted mortagage note in lieu of other receivables.
(4)	Carrying amount is net of provision for loan losses.
(5)	Interest only payments throughout term of loan, with balloon payment in 2017

EXHIBITS

EXHIBIT INDEX

Exhibit Number

2.1
Agreement and Plan of Merger by and between Trustreet Properties, Inc., predecessor to the Registrant and CNL Restaurant Properties, Inc., dated as of August 9, 2004 (previously filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

2.2
Agreements and Plans of Merger by and among Trustreet Properties, Inc., the predecessor to the Registrant, a separate, wholly-owned subsidiary of the operating partnership of Trustreet Properties, Inc. and each of the 18 Income Funds (previously filed as Exhibits 2.2 - 2.19 to the Registrant’s current report on Form 8-K filed on August 10, 2004 and incorporated herein by reference).

2.3
Agreement and by and among Trustreet Properties, Inc., CNL APF Partners, LP and General Electric Capital Corporation, dated as of October 30, 2006 (previously filed as Exhibit 2.1 to the Registrant’s current report on Form 8-K/A filed on November 8, 2006 and incorporated herein by reference).

3.1	Certificate of Formation of the Registrant (filed herewith).

3.2	Amended and Restated Limited Liability Company Agreement of the Registrant dated as of March 27, 2007 (filed herewith).

4.1
 Indenture dated as of March 4, 2005, among Net Lease Funding 2005, LP, MBIA Insurance Corporation and Wells Fargo Bank, N.A., as indenture trustee relating to $275,000,000 Triple Net Lease Mortgage Notes, Series 2005 (previously filed as Exhibit 99.1 to the Registrant’s current report on Form 8-K filed on March 10, 2005 and incorporated herein by reference).

4.2	Stock Purchase Warrant - Omnicron Master Trust (previously filed as Exhibit 4.04 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.3	Stock Purchase Warrant - The Riverview Group, LLC (previously filed as Exhibit 4.05 to the Registrant’s Form 10-Q for the fiscal quarter ended June 30, 2003 and incorporated herein by reference).

4.4
Indenture, dated as of March 23, 2005, between the Registrant and Wells Fargo Bank, National Association, as trustee, relating to the Registrant’s 7 ½% Senior Noted due 2015 (previously filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on March 28, 2005 and incorporated herein by reference).

4.5
First Supplemental Indenture, by and among the Registrant, FF-TSY Holding Company II, LLC, FF-TSY Holding Company II, INC., and Wells Fargo Bank, National Association, dated as of February 26, 2007 (previously filed as Exhibit 4.1 to the Registrant’s current report on Form 8-K filed on February 26, 2007 and incorporated herein by reference).

4*
Pursuant to Regulation S-K Item 601(b)(4)(iii), the Registrant by this filing agrees, upon request, to furnish to the Securities and Exchange Commission a copy of instruments defining the rights of holders of long-term debt of the Registrant.

10.1	Registrant Flexible Incentive Plan (previously filed as Exhibit 10.1 to the Registrant’s Form 10-Q for the fiscal quarter ended March 31, 2003 and incorporated herein by reference).

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

10.5
First Amendment to Credit Agreement, dated as of September 28, 2006, by and among the Registrant, the Guarantors (as defined in the Credit Agreement), the Lenders (as defined in the Credit Agreement), Bank of America, N.A., as Administrative Agent, L/C Issuer and Swing Line Lender (each as defined in the Credit Agreement) and Banc of America Securities LLC, as sole lead arranger and sole book manager (previously filed as Exhibit 10.1 to the Registrant’s current report on Form 8-K filed on October 2, 2006 and incorporated herein by reference).

10.6
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